Form 10-K
period 2005-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2006-03-17
CIK 1058090

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-32731

CHIPOTLE MEXICAN GRILL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1219301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1543 Wazee Street, Suite 200 Denver, CO	80202
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 595-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The initial public offering of Chipotle Mexican Grill, Inc.'s Class A common stock, par value of $0.01 per share, commenced on January 26, 2006. There was no public market for the Company's common stock prior to that date.

        As of March 9, 2006 there were 9,103,605 shares of the registrant's Class A common stock, par value of $0.01 per share, and 23,433,999 shares of the registrant's Class B common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2006 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2005.

PART I

ITEM 1. BUSINESS

Who We Are and What We Do: General

        Chipotle Mexican Grill, Inc. ("Chipotle" or the "Company") develops and operates fast casual, fresh Mexican food restaurants in 21 states throughout the United States and in the District of Columbia. As of December 31, 2005, we operated 481 restaurants and had eight restaurants operated by franchisees. We completed our initial public offering of Class A common stock in January 2006. McDonald's Corporation ("McDonald's") is our majority owner (with beneficial ownership of approximately 87% of the combined voting power of our outstanding stock and 65% of our economic interest after the initial public offering). We manage our operations based on four regions and have aggregated our operations into one reportable segment. Financial information regarding our operations, assets and liabilities, including our revenues and net income (loss) for the fiscal years ended December 31, 2005, 2004 and 2003 and our total assets as of December 31, 2005 and 2004, is included in our consolidated financial statements and respective notes in Item 8 "Financial Statements and Supplementary Data". We became a subsidiary of McDonald's in September 1999 when McDonald's acquired a controlling stake in us at the same time that our predecessor, World Foods, Inc., a Colorado corporation formed in 1996, merged with Chipotle. Chipotle, a corporation formed under the laws of the State of Delaware on January 30, 1998, was the surviving entity in the merger.

        The Chipotle philosophy is simple: demonstrate that food served fast doesn't have to be a "fast-food" experience. We try to avoid using a formulaic approach when creating our experience and looked to fine-dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and a distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. We compete in a category of dining now called "fast-casual," the fastest growing segment of the restaurant industry, where customers expect food quality that's more in line with full-service restaurants, coupled with the speed and convenience of fast food.

        We do just a few things but try to do them really well, and we plan to keep this intentionally focused strategy as we grow. We elevate basic raw ingredients into food that's more sophisticated with layers of flavor through our recipes and cooking techniques. Our store design also transforms simple materials in distinctive ways, giving our stores an architectural style that is not commonly found in typical fast-food restarurants. We respect our employees and invite them to share their ideas on how to best serve our customers, which we think inspires them to take pride in their work and increases their dedication to our customers and our company. From our focused menu to the uncomplicated flow of our stores, our simple but thorough management and operations practices, and a comparatively small inventory, we emphasize keeping things simple so we can focus on serving great food.

"Hours To Prepare, Seconds to Serve": Menu and Food Preparation

        A Few Things, Thousands of Ways.    We serve only a few things: burritos, burrito bols (a burrito without the tortilla), tacos and salads. But because customers can choose from four different meats, two types of beans and a variety of extras such as salsas, guacamole, cheese and lettuce, there's enough variety to extend our menu to provide more than 65,000 choices. We plan to keep a simple menu, but we'll consider additions that we think make sense. For example, we introduced the burrito bol in 2003 and, in 2005, we rolled out a salad that uses the same ingredients as our burritos and tacos, with the addition of chipotle-honey vinaigrette that we make in-store daily.

        In preparing our food, we use gas stoves and grills, pots and pans, wire whisks and other kitchen utensils, walk-in refrigerators stocked with a variety of fresh ingredients, herbs and spices and dry goods such as rice. Ingredients we use include marinated chicken, carnitas (seasoned pork), barbacoa (spicy shredded beef), marinated steak and pinto and vegetarian black beans. We add our rice, which is flavored with cilantro and lime, as well as freshly shredded cheese, sour cream, lettuce, tomatoes, peppers and onions, depending on each customer's specifications. We use various herbs, spices and seasonings to prepare our meats and vegetables. We also provide a variety of extras such as guacamole and salsas. To complement our main menu items, we also serve tortilla chips seasoned with lime and salt. In addition to sodas and other soft drinks, most of our stores also offer a selection of beer and margaritas.

        We prepare most items from scratch in our stores, and we've developed a start-to-finish process of food preparation that drives our food ordering process. In all of our stores, we make our guacamole, tomato and corn salsa daily, using what we believe are the best available ingredients, including Hass avocados, herbs, spices and real citrus juice.

        Food Served Fast…So That Customers Can Enjoy It Slowly.    Our employees spend hours preparing our food on-site, but each customer order can be ready in seconds. Customers select exactly what they want and how they want it by speaking directly to the employees preparing the food. While we think that our customers return because of the great-tasting food, we also think that they like getting food served fast without having a "fast-food" experience, even when they're not in a hurry. And while our stores often have lines, we try to serve customers as quickly as possible; we've even been able to serve as many as 300 customers an hour at some locations. The natural flow of our store layout, including the floor plan and the design of our serving line, are designed to make the food ordering process intuitive and thus, we believe, more efficient. And we're focused on further improving the speed of service in all of our restaurants, so that we can accommodate more customers and larger orders without disrupting store traffic. By emphasizing speed of service without compromising the genuine interactions between our customers and our crews, and by continually making improvements to our stores to keep pace at even our highest-volume stores, we believe that we can provide the Chipotle experience to more and more customers.

        "Food with Integrity."    We focus on quality, service and the Chipotle experience. At the same time, however, we're committed to emphasizing "food with integrity," beginning with our suppliers and ending with the way we prepare food for customers. Because our menu is so focused, we can concentrate on where we obtain each ingredient, and this has become a cornerstone of our continuous effort to improve our food. All of our pork, for example, comes from pigs that are naturally raised in open pastures or deeply bedded barns, without being confined or subject to antibiotics. We also serve naturally raised chicken in about 45% of our stores and naturally raised beef in about 34% of our stores. For us, "naturally raised" means that our suppliers' pigs, chickens and cattle are raised in humane environments on vegetarian diets without the use of antibiotics. It also means that our suppliers don't use hormones, which are prohibited by federal regulations for pork and chicken, and which we explicitly prohibit for our beef. We're enthusiastically investigating the use of more sustainably grown produce, meaning produce grown by suppliers who we believe respect the environment, while still charging reasonable prices for our food. Today, about 20% of all of the beans we buy are organically grown, that is, they meet U.S. Food and Drug Administration standards for "organic." At each store, we mix those organically grown beans with other ingredients that are not organic. We even work with experts in the areas of animal ethics to try to support more humane farming environments, and we visit the farms and ranches from which we obtain our ingredients.

        We do, however, face challenges in pursuing this approach, including the length of time, costs and risks associated with purchasing naturally raised or sustainably grown ingredients. Naturally raised meat and sustainably grown vegetables are more costly and the growth process is longer. Herd losses can also be greater when animals aren't treated with antibiotics and hormones. Given the costs associated with natural and sustainable farming practices, many large suppliers have not found it economical to pursue business in this area. We believe that consumers' increasing concern about where and how food is raised, and in the environmental management and animal husbandry practices of food suppliers, will foster demand for these foods. We believe that increased demand for naturally raised meat and produce will in turn attract the interest and capital investment of larger farms and suppliers. That said, we understand that we'll continue to be at the forefront of this trend and must balance our interest in advancing "food with integrity" with our desire to provide great food at reasonable prices. If our focus resonates with consumers, it should improve our sourcing flexibility, although we would expect that these ingredients and other raw materials will remain more expensive than commodity-priced equivalents for some time to come.

Making and Selling "One Burrito At A Time": Store Management And Operations

        People With Passion.    We value the individuality of our company, our employees and our customers, which we believe results in a management, operations and training philosophy distinct from that of our competitors. We make an effort to hire employees who share a passion for food, and who will operate our stores in a way that is consistent with our high standards but that allows each of their unique personalities and strengths to contribute to our success. We also produce training materials that are thought provoking and which engage our employees, rather than providing rote, step-by-step scripts or rigid policy manuals. Through our culture, diversity and language programs that we provide in all of our markets, we teach English to Spanish-speaking workers and Spanish to English-speakers, which helps staff to better serve customers and makes for tighter crews. This program helps encourage our staff members to develop skills that will enhance their work experience and enrich their personal lives.

        Importance of Methods and Culture.    Although we have many stores, we believe that our departure from the automated cooking techniques used by many of our competitors sets our vision and our food apart. Our crews use classic professional cooking methods, including slicing, marinating and grilling our meats and hand-chopping many of our vegetables, in kitchens resembling those of high-end restaurants. Despite our more labor-intensive method of food preparation, we believe that we produce food with an efficiency that enables us to compete effectively.

        The Front Line is Key.    Our store and kitchen designs intentionally place crew members "up front" with customers to reinforce our focus on service. All our store employees are encouraged to have genuine interactions with customers no matter their specific job, whether preparing food or serving customers during our busiest period. We focus on attracting and keeping people who can replicate that experience for each customer "one burrito at a time." We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way. We believe our focus on creating a positive and interactive experience helps build loyalty and enthusiasm for our brand among store managers, crew members and customers alike.

        The Basics.    Each store typically has a store manager, an assistant manager and an average of approximately 22 full and part-time crew members. We generally have two shifts at our stores, which helps us better predict our store payroll expenses and in return provides our employees with more stable and predictable work hours. We tend to have more employees in our busier stores. We cross-train our employees, with a view to creating depth of competency in our critical store functions. Consistent with our emphasis on customer contact, we encourage our store managers and crew members to welcome and interact with customers throughout the day. And although they may increase our labor costs, we believe that the benefits we provide to our employees, which include language training and our company car program for longer-term store managers, help us to attract and keep good store managers and crew members.

        In addition to the employees serving our customers at each store, we also have area managers (responsible on average for about six stores each) and operations directors (responsible on average for about 50 stores each). Our four regional directors (who report to our President and Chief Operating Officer) each supervise between one to four operations directors.

Where We Get Our Ingredients: Provisions and Supplies

        Close Relationships With Vendors.    Maintaining the high-quality levels we expect in our stores depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We purchase from various suppliers, carefully selected based on quality and their understanding of our brand, and we seek to develop mutually beneficial long-term relationships with them. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols, although we do not have long-term supply contracts or guaranteed purchase amounts. We've tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, weather, crises and other world events that may affect supply prices.

        We do not purchase raw materials directly from farmers or other suppliers. Instead, we train suppliers to purchase ingredients and other supplies for us based upon our specifications and to negotiate the terms of purchase with raw materials suppliers on our behalf.

        Distribution Arrangements.    We deliver ingredients and other supplies to our stores from 16 regional distribution centers. Of our 16 distribution centers, 13 serve McDonald's, its subsidiaries and its franchisees exclusively, while the other three have customers other than McDonald's. Although this network is comprised of independent distribution centers, there is a possiblity that we may need to replace some of them as we become more independent from McDonald's.

        Relationship With McDonald's.    Our relationship with McDonald's gives us substantial credibility with our suppliers, and we have used McDonald's knowledge of purchasing and supply chain management to negotiate lower prices. For example, McDonald's relationship with Coca-Cola has helped us contain our beverage costs. We also use many of the same suppliers for our paper and packaging products. As we increase our independence from McDonald's, we may face difficulties replacing services it currently provides to us and entering into new or modified arrangements with existing or new suppliers or service providers.

Customers Who Sell For Us: Marketing

        We believe the best and most recognizable brands aren't built through advertising or promotional campaigns alone, but rather through deeply held beliefs evident in how a company runs its business. All of the ways that we project ourselves—beginning with each customer's experience in our stores, the look and feel of our stores, our advertising and promotional programs, and the design items that carry our name or logo—influence how people think about us. By adhering to this principle, we believe that Chipotle is well positioned to become a highly recognized brand.

        When we open a new store, we plan a range of activities to introduce our food to the local community to help create interest in the store from the start. And our advertising, which includes print, outdoor, transit and radio ads and most recently a sponsorship of a cooking show on the Public Broadcasting Service, has a low-key and irreverent tone that has been popular with customers. In addition, a number of publications have written favorably about our food and store concept, and our food and stores have been featured in television programs produced without our involvement.

        Although our marketing program has many components, we believe the single greatest contributor to our success has been word-of-mouth, with our customers learning about us and telling others. Some of our customers have gone so far as to develop websites about Chipotle, providing a way for Chipotle customers to share their stories. This kind of support helps us grow without requiring additional advertising expenditures.

Competition

        The fast-casual segment of the restaurant industry is highly competitive and fragmented. In addition, fast-casual restaurants compete against other segments of the restaurant industry, including quick-service restaurants and casual dining restaurants. The number, size and strength of competitors vary by region. All of these restaurants compete based on a number of factors, including taste, quickness of service, value, name recognition, restaurant location and customer service. Competition within the fast-casual restaurant segment, however, focuses primarily on taste, quality and the freshness of the menu items and the ambience and condition of each restaurant.

        We compete with national and regional fast-casual, quick-service and casual dining restaurants. Our competition also includes a variety of locally owned restaurants and the deli sections and in-store cafés of several major grocery store chains. Many of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our stores are located or are planned to be located.

        We believe we're well-positioned to continue to grow our market position in existing and new markets given current favorable consumer trends, including the increasing impact of Hispanic culture on food and flavors, the growth of the Mexican food segment and increasing awareness and concern among consumers about what they eat. Some of our competitors have formats similar to ours. We believe, however, that Chipotle is rapidly becoming one of the most recognized fast-casual restaurants and is known for its focus on using a variety of fresh ingredients and commitment to "food with integrity," which we think represents a significant competitive advantage in the segment in which we operate.

Seasonality

        Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average store sales, which we define as the average trailing 12-month sales for company-owned stores in operation for at least 12 full months, are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, stores located near colleges and universities generally do more business during the academic year.

Our Intellectual Property and Trademarks

        "Chipotle," "Chipotle Mexican Grill," "Chipotle Mexican Grill (in stylized font)," "Unburritable," "Food With Integrity," "Fresh Is Not Enough Anymore," "The Gourmet Restaurant Where You Eat With Your Hands," the Chili Pepper Logo design, the Foil Burrito design and the Chipotle Medallion design are U.S. registered trademarks of Chipotle.

        In addition to these U.S. registrations, we own the trademarks for "Chipotle Mexican Grill" in Brazil and Mexico and for "Chipotle" in Australia and the European Union, among other countries. We have also filed trademark applications for "Chipotle" in a number of countries and for "Chipotle Mexican Grill" in two countries. We plan to assign and transfer our interest in our non-domestic trademarks to Chipotle International, Ltd., our wholly-owned Irish subsidiary. Although our policy is to protect and defend vigorously our rights to this intellectual property, we may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.

Information Systems

        Chipotle uses an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sales local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point-of-sales system is used to authorize, batch and transmit credit card transactions, to record employee time clock information, and to produce a variety of management reports. Select information that is captured from this system is transmitted to the corporate office on a daily basis, which enables management to continually monitor operating results. We believe that our current point-of-sales systems will be an adequate platform to support our continued expansion.

Employees

        As of December 31, 2005, we had about 13,000 employees, including 1,300 salaried employees and 11,700 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS

  Cautionary Note Regarding Forward-Looking Statements

        This report includes statements of our expectations, intentions plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "thinks," "estimates," "seeks," "expects," "predicts," "could," "projects," "potential" and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under Item 1A "Risk Factors" and elsewhere in this report.

        When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by the federal securities laws.

  The planned rapid increase in the number of our stores may make our future results unpredictable.

        There were 489 Chipotle stores as of December 31, 2005, 260 of which have opened since January 1, 2003. We plan to increase the number of our stores significantly in the next three years. This growth strategy and the substantial investment associated with the development of each new store (as well as the impact of our new stores on the sales of existing stores) may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. Our future results depend on various factors, including successful selection of new markets and store locations, market acceptance of the Chipotle experience, consumer recognition of the quality of our food and willingness to pay our prices

(which reflect our often higher ingredient costs), the quality of our operations and general economic conditions. What's more, as has happened when other fast-casual restaurant concepts have tried to expand nationally, we may find that the Chipotle concept has limited or no appeal to customers in certain new markets or we may experience a decline in the popularity of the Chipotle experience. Newly opened stores may not succeed, future markets and stores may not be successful and, even if we're successful, our average store sales may not increase at historical rates.

  As we increase our independence from McDonald's, we may face difficulties replacing services it currently provides to us and entering into new or modified arrangements with existing or new suppliers or service providers.

        We've benefited from our relationship as a consolidated or majority-owned subsidiary of McDonald's. For example, McDonald's has provided us, directly or through its own vendor relationships, with accounting services, insurance policy coverage, banking services, health and other insurance benefits for our employees and employee benefit plans, as well as with its expertise in certain areas of our operations, such as real estate. We also benefit from our relationship with McDonald's when we buy supplies or distribution or other services. For example, McDonald's relationship with Coca-Cola has helped us contain our beverage costs, and we've relied on the McDonald's distribution network. As long as we are a consolidated or majority-owned subsidiary of McDonald's, we expect to continue to have some of these advantages, and in connection with our initial public offering we entered into a services agreement with McDonald's to clarify our relationship.

        Following our initial public offering, McDonald's now holds beneficial ownership of shares having about 87% of the combined voting power of our common stock. If McDonald's ownership interest declines significantly in the future, we'll lose an increasing amount of these benefits, many of which will not be covered by the services agreement. For example, we currently obtain beneficial pricing and/or service levels from certain suppliers and service providers, and pay McDonald's for the costs they incur in administering our 401(k) plan and providing certain health benefits, including workers compensation, for our employees. If McDonald's ceases to own more than 80% of the combined voting power of our outstanding stock, we'll need to administer our 401(k) plan and provide these health benefits on a stand-alone basis and could incur increased costs as a result. If McDonald's ceases to own more than 50% of the combined voting power of our outstanding stock, we may have to pay more for processing our credit and debit cards and our gift cards, our audit fees, our property insurance, our umbrella and excess liability premiums and our banking services. In some cases, current benefits, such as the use of McDonald's distribution network, are not contractually tied to the level of McDonald's ownership, and the relevant suppliers and service providers could decide to stop giving us beneficial pricing and/or service levels even if McDonald's still owns a substantial equity stake in us.

        As we begin to increase our independence from McDonald's, we may have to seek new suppliers and service providers or enter into new arrangements with our existing ones, and we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy, which could harm our business and operating results. However, because we currently have not begun to negotiate new or amended contracts with suppliers and service providers, we cannot now quantify with any certainty potential increases in our expenses. Furthermore, as a public company, in each of 2006 and future years, we expect to incur a few million dollars of legal, accounting and other expenses that were not previously required to be incurred by us as a private company.

  We have no independent operating history as a large company, which makes our future business prospects difficult to evaluate.

        We have been a subsidiary of McDonald's since 1998, which has affected the way we operate and manage our business. Because we have no independent operating history as a large company, our historical results may not be indicative of our future performance. Our future results depend on various factors, including those identified in these risk factors. We may not remain profitable.

  Our sales growth rate depends primarily on our ability to open new stores and is subject to many unpredictable factors.

        We may not be able to open new stores as quickly as planned. We've experienced delays in opening some stores and that could happen again. Delays or failures in opening new stores could materially and adversely affect our growth strategy and our expected results. As we operate more stores, our rate of expansion relative to the size of our store base will decline. In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new store sites. Competition for those sites in our target markets is intense, and lease costs are increasing (particularly for urban locations). Our ability to open new stores also depends on other factors, including:

  •
  obtaining and negotiating leases with acceptable terms;

  •
  hiring and training qualified operating personnel in the local market;

  •
  managing construction and development costs of new stores at affordable levels, particularly in competitive markets;

  •
  the availability of construction materials and labor;

  •
  the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards;

  •
  securing required governmental approvals (including construction, parking and other permits) in a timely manner; and

  •
  the impact of inclement weather, natural disasters and other calamities, such as hurricanes Katrina and Rita in 2005.

        Although we plan to open between 80 and 90 stores in 2006, we may not be able to do so for the reasons described in this risk factor. In addition, our progress in opening new stores from quarter to quarter may occur at an uneven rate.

  Our sales and profit growth could be adversely affected if comp store sales are less than we expect.

        While future sales growth will depend substantially on our plans for new store openings, the level of sales at stores open at least 13 full months, which we call comp store sales, will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comp store sales is generally higher than the profit margin on new store sales, as comp store sales increases enable fixed costs to be spread over a higher sales base. While we don't expect comp store sales growth to continue at historical levels, our plans do incorporate positive comp store sales. Our ability to increase comp store sales depends in part on our ability to successfully implement our initiatives to increase the speed at which our crew serves each customer, and expanded use of fax service lines and online ordering, which we may not be able to do. It is possible that we will not achieve our targeted comp store sales growth or that the change in comp store sales could be negative. If this were to happen, sales and profit growth would be adversely affected.

  Our failure to manage our growth effectively could harm our business and operating results.

        Our plans call for a significant number of new stores. Our existing store management systems, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain store managers and crew. We may not respond quickly enough to the changing demands that our expansion will impose on our management, crew and existing infrastructure. We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to manage our growth effectively could harm our business and operating results.

  New stores, once opened, may not be profitable, and the increases in average store sales and comp store sales that we've experienced in the past may not be indicative of future results.

        Historically, our new stores have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new market, higher fixed costs relating to increased construction and occupancy costs and other start-up inefficiencies that are typical of new stores. New stores may neither be profitable nor have results comparable to our existing stores. In addition, our average store sales and comp store sales, which we define as the change in period-over-period sales for the comparable store base which includes company-operated stores opened for at least 13 months, likely will not continue to increase at the rates achieved over the past several years. Our ability to operate new stores profitably and increase average store sales and comp store sales will depend on many factors, some of which are beyond our control, including:

  •
  executing our vision effectively;

  •
  initial sales performance of new stores;

  •
  competition, either from our competitors in the restaurant industry or our own stores;

  •
  changes in consumer preferences and discretionary spending;

  •
  consumer understanding and acceptance of the Chipotle experience;

  •
  road construction and other factors limiting access to new stores;

  •
  general economic conditions, which can affect store traffic, local labor costs and prices we pay for the ingredients and other supplies we use; and

  •
  changes in government regulation.

        If we fail to open stores as quickly as planned, or if new stores don't perform as planned, our business and future prospects could be harmed. In addition, changes in our average store sales or comp store sales could cause our operating results to vary adversely from expectations, which could cause the price of our common stock to fluctuate substantially.

  Our expansion into new markets may present increased risks due to our unfamiliarity with those areas.

        Some of our new stores are planned for markets where we have little or no operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, those new stores may be less successful than stores in our existing markets. Consumers in a new market may not be familiar with the Chipotle brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Stores opened in new markets may also have lower average store sales than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. What's more, we may have difficulty in finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Sales at stores opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability.

  We may not persuade customers of the benefits of paying our prices for higher-quality food.

        Our success depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our stores relative to prices offered by some of our competitors, particularly those in the quick-service segment. We may not successfully educate customers about the quality of our food, and they may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results or the brand identity that we've tried to create.

  Changes in customer tastes and preferences, spending patterns and demographic trends could cause sales to decline.

        Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our success depends to a significant extent on consumer confidence, which is influenced by general economic conditions and discretionary income levels. Our sales may decline during economic downturns, which can be caused by various economic factors such as high gasoline prices, or during periods of uncertainty, such as those that followed the terrorist attacks on the United States in 2001. Similarly, hurricanes Katrina and Rita are affecting consumer confidence and are likely to affect our supply costs, near-term construction costs for our new stores and may affect our sales going forward. Any material decline in consumer confidence or a decline in family "food away from home" spending could cause our sales, operating results, profits, business or financial condition to decline. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales may deteriorate.

  Competition from other restaurant companies could adversely affect us.

        We operate in the fast-casual segment of the restaurant industry. This segment is highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambiance and condition of each restaurant. We also compete with restaurants in the quick-service and casual dining segments. Our competition includes a variety of locally owned restaurants and national and regional chains. Our competitors offer dine-in, carry-out and delivery services. Many of our competitors have existed longer and often have a more established market presence with substantially greater financial, marketing, personnel and other resources than Chipotle. Our parent, McDonald's, operates in the quick-service segment of the restaurant industry. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. As we expand further in existing markets, our existing stores may face competition from our new stores that begin operating in those markets.

        Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, better for customers or otherwise targeted at particular consumer preferences. Many of our competitors in the fast-casual and quick-service segments of the restaurant industry also emphasize lower-cost, "value meal" menu options, a strategy we don't pursue. Our sales may be adversely affected by these products and price competition.

        Moreover, new companies may enter our markets and target our customers. For example, additional competitive pressures have come more recently from the deli sections and in-store cafés of several major grocery store chains, including those targeted at customers who want higher-quality food, as well as from convenience stores and casual dining outlets. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations.

        All of these competitive factors may adversely affect us and reduce our sales and profits.

  Additional instances of avian flu or of "mad cow" disease or other food-borne illnesses could adversely affect the price and availability of chicken, beef or other meat, cause the temporary closure of some stores and result in negative publicity, thereby resulting in a decline in our sales.

        Asian and European countries have experienced and continue to experience, outbreaks of avian flu. Incidents of "mad cow" disease have occurred in Canadian and U.S. cattle herds. These problems, food-borne illnesses (such as e. coli, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause customers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. As a result, our sales may decline.

        Instances of food-borne illnesses, real or perceived, whether at our stores or those of our competitors, could also result in negative publicity about us or the restaurant industry, which could adversely affect sales. If we react to negative publicity by changing our menu or other key aspects of the Chipotle experience, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to produce the revenue needed to make our stores profitable. In addition, we may have different or additional competitors for our intended customers as a result of making these changes and may not be able to compete successfully against those competitors. If our customers become ill from food-borne illnesses, we could be forced to temporarily close some stores. For example, in June 2004, Texas health officials investigated reports that customers and employees had become ill with flu-like symptoms after spending time in one of our stores, and we closed that store for less than a week. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our stores, could materially harm our business.

  Changes in food and supply costs could adversely affect our results of operations.

        Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese, avocados, beans, tomatoes and pork, could adversely affect our operating results. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. For example, higher diesel prices have in some cases resulted in the imposition of surcharges on the delivery of commodities to our distributors, which they have generally passed on to us to the extent permitted under our arrangements with them. In 2004, hurricanes in some parts of the United States damaged tomato crops and drove prices higher. Similarly, in 2005, hurricane Katrina destroyed a number of chickens raised by one of our chicken suppliers and increased our short-term chicken prices. Both hurricanes Katrina and Rita have resulted in higher diesel and gasoline prices, are affecting consumer confidence and are likely to affect our supply costs and near-term construction costs for our new stores. In addition, in 2004, prices for chicken rose significantly due to a ban by Asian countries on their chicken exports following outbreaks of avian flu. Avian flu continues to spread and could potentially impact our cost for chicken in the future. We do not have long-term supply contracts or guaranteed purchase amounts. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. In addition, because we provide moderately priced food, we may choose not to, or be unable to, pass along commodity price increases to our customers.

  We may have experienced a security breach with respect to certain customer credit and debit card data, and we have incurred and may continue to incur substantial costs as a result of this matter. We may also incur costs resulting from other security risks we may face in connection with our electronic processing and transmission of confidential customer information.

        In August 2004, the merchant bank that processes our credit and debit card transactions (the "acquiring bank") informed us that we may have been the victim of a possible theft of credit and debit card data. Together with two forensic auditing firms, we investigated the alleged theft and reviewed our information systems and information security procedures. We also reported the problem to federal law enforcement authorities and have cooperated in their investigation. While to date we have not discovered conclusive evidence that a theft occurred, we identified some store practices that may have made information systems at our stores vulnerable during periods before August 2004. Notably, without our knowledge, the card processing software we used inadvertently retained credit and debit card "Track 2" data, consisting of, among other items, the customer's name, card number, card expiration date and card verification number. In addition, the internet gateways on our computers in some stores may not have been fully secure at all times. As a result, outside parties may have gained access to stored information. It is possible that all of the cards we processed since we began accepting them may have been vulnerable. In the three months prior to being notified of the problem, we processed between 1.3 million and 1.5 million credit and debit card charges each month.

        Through the end of February 2006, we have received claims through the acquiring bank with respect to fewer than 2,000 purportedly fraudulent credit and debit card charges allegedly arising out of this matter in an aggregate amount of about $1.3 million. We've also incurred $1.3 million of expense in connection with fines imposed by the Visa and MasterCard card associations on the acquiring bank. In 2004, we recorded charges of $4.0 million to establish a reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card charges, the cost of replacing cards, monitoring expenses and fees, and fines imposed by Visa and MasterCard. All of the reimbursement claims are being disputed, although we've not formally protested all of the charges. As of December 31, 2005, after charging these expenses against the reserve, the remaining reserve was $1.8 million, which does not take into account an unpaid fine of $0.4 million assessed by MasterCard in December 2005 that we expect to apply against the reserve in 2006. In addition to the reserve, we've also incurred about $1.5 million of additional expenses in this matter, including $1.3 million for legal fees, bringing our total expense relating to this matter to $5.5 million. We have not reserved any additional amounts to date in 2006.

        We may in the future become subject to additional claims for purportedly fraudulent transactions arising out of this matter. As long as a credit or debit card is active, fraudulent charges may be made using that card until the card's expiration date. We may also be subject to lawsuits or other proceedings by various interested parties, including banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. The statutes of limitation for pursuing some of these potential claims may extend for six years or more in some cases, depending on the circumstances. Moreover, the application of the law and the rules and procedures of the major card associations in these circumstances is generally untested. Any lawsuit or other proceeding will likely be complex, costly and protracted, which could in turn divert financial and management resources from execution of our business plan. We have no way to predict the level of claims or the number or nature of proceedings that may be asserted against us, nor can we quantify the costs that we may incur in connection with investigating, responding to and defending any of them. If we litigate these matters, we may not be able to defend against penalties successfully. The ultimate outcome of this matter could differ materially from the amounts we've recorded in our reserve and could have a material adverse effect on our financial results and condition. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

        Despite the changes we've made to our information systems as a result of this matter, we still need to periodically upgrade our software. We rely on commercially available software and other technologies to provide security for processing and transmission of customer credit card data. During 2005, a significant portion of our sales were attributable to credit card transactions, and we expect credit card usage to increase. Our systems could be compromised in the future, which could result in the misappropriation of customer information or the disruption of our systems. Either of those consequences could have a material adverse effect on our reputation and business or subject us to additional liabilities. We engaged Internet Security Systems ("ISS") to perform our Visa Payment Card Industry audit. ISS submitted our full Report on Compliance ("ROC") on December 30, 2005. The ROC stated that ISS felt Chipotle had controls that were either "in place" or "in place with compensating controls" for every section of the ROC. We are awaiting a response from Visa either accepting our ROC or requesting further clarification.

  Failure to receive frequent deliveries of higher-quality food ingredients and other supplies could harm our operations.

        Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. We currently depend on three or four suppliers for our pork, chicken and beef supplies. It could be more difficult to replace our pork suppliers if we were no longer able to rely on them due to the unique nature of the products we receive from them. We do not have long-term contracts with any of our suppliers. In addition, we've relied on the McDonald's distribution network. As we begin to increase our independence from McDonald's, we may have to seek new suppliers and service providers. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our stores, which could cause a store to remove items from its menu. If that were to happen, affected stores could experience significant reductions in sales during the shortage or thereafter, if our customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe.

        In addition, our approach to competing in the restaurant industry depends in large part on our continued ability to adhere to the principle of "food with integrity." We use a substantial amount of naturally raised and sustainably grown ingredients, and try to make our food as fresh as we can, in light of pricing considerations. As we increase our use of these ingredients, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. Our inability to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis, or at all, could cause us difficulties in aligning our brand with the principle of "food with integrity." That could make us less popular among our customers and cause sales to decline.

  Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

        Our quarterly operating results may fluctuate significantly because of various factors, including:

  •
  the impact of inclement weather, natural disasters and other calamities, such as hurricanes Katrina and Rita in 2005;

  •
  the timing of new store openings and related revenues and expenses;

  •
  operating costs at our newly opened stores, which are often materially greater during the first several months of operation;

  •
  labor availability and wages of store management and crew;

  •
  profitability of our stores, especially in new markets;

  •
  changes in comp store sales and customer visits, including as a result of the introduction of new menu items;

  •
  variations in general economic conditions, including those relating to changes in gasoline prices;

  •
  negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our stores;

  •
  changes in consumer preferences and discretionary spending;

  •
  increases in infrastructure costs; and

  •
  fluctuations in supply prices.

        Seasonal factors also cause our profitability to fluctuate from quarter to quarter. Our average store sales are typically lower during the winter months and the holiday season and during periods of inclement weather (because fewer people are eating out) and higher during the spring, summer and fall months (for the opposite reason). Our revenue will also vary as a result of the number of trading days, that is, the number of days in a quarter when a store is open.

        As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average store sales or comp store sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

  Our success depends substantially upon the continued retention of certain key personnel.

        We believe that our success has depended and continues to depend to a significant extent on the efforts and abilities of our senior management team. The members of our management team currently are employed by us on an "at-will" basis and may resign from our employment at any time, subject in certain cases to the forfeiture of options or unvested shares they may hold. Our failure to retain members of that team could materially adversely affect our ability to build on the efforts they've undertaken with respect to our business. In particular, the loss of Steve Ells, our founder and Chief Executive Officer, Monty Moran, our President and Chief Operating Officer, Jack Hartung, our Chief Finance and Development Officer, or Bob Wilner, our Chief Administrative Officer, could materially adversely affect us.

  Our business could be adversely affected by increased labor costs or difficulties in finding the right teams for our stores.

        Labor is a primary component of our operating costs, and we believe good managers and crew are a key part of our success. We devote significant resources to recruiting and training our store managers and crew. Increased labor costs due to factors like competition, increased minimum wage requirements and employee benefits would adversely impact our operating costs. Our success also depends in part on the energy and skills of our employees and our ability to hire, motivate and keep qualified employees, including especially store managers and crew members. Our failure to find and keep enough employees who are a good fit with our culture could delay planned store openings, result in higher employee turnover or require us to change our culture, any of which could have a material adverse effect on our business and results of operations. Restaurant operators have traditionally experienced relatively high employee turnover rates. Any increase in our turnover rates for managers or crew could be costly.

  Our franchisees could take actions that harm our reputation and reduce our royalty revenues.

        We do not exercise control over the day-to-day operations of our franchised stores. While we try to ensure that franchised stores meet the same operating standards that we demand of company-operated stores, one or more franchised stores may not do so. Any operational shortcomings of our franchised stores are likely to be attributed to our system-wide operations and could adversely affect our reputation and have a direct negative impact on the royalty revenues we receive from those stores.

  We expect to need capital in the future, and we may not be able to raise that capital on acceptable terms.

        Developing our business will require significant capital in the future. Prior to our initial public offering, we funded our operations and growth primarily through capital investments by McDonald's and, to a lesser degree, our minority shareholders, and in some cases short-term borrowings from McDonald's that we repaid through private placements of our equity securities. However, McDonald's has no obligation to continue providing us with capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations and the proceeds from our initial public offering. Should we need additional funding, third party financing may not be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur debt in compliance with then-existing contractual restrictions. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth.

  We're subject to all of the risks associated with leasing space subject to long-term non-cancelable leases and, with respect to the real property that we own, owning real estate.

        Our leases generally have initial terms of between five and 20 years, and generally can be extended only in five-year increments (at increased rates) if at all. All of our leases require a fixed annual rent, although some require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Also, because we purchase real property for various store locations from time to time, we're subject to all of the risks generally associated with owning real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the stores, which may result from competition from similar restaurants in the area as well as strict, joint and several liability for environmental contamination at or from the property, regardless of fault.

  Governmental regulation may adversely affect our ability to open new stores or otherwise adversely affect our existing and future operations and results.

        We are subject to various federal, state and local regulations. Each of our stores is subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and workplace safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new stores, which could delay planned store openings. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new stores in particular locations.

        We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We may in the future have to modify stores, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

        Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the U.S. Americans with Disabilities Act, family leave mandates and a variety of similar laws enacted by the states that govern these and other employment law matters. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations.

        In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. As a result, we may in the future become subject to initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, that could increase our expenses.

        We are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances ("environmental laws"). These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. We have not conducted a comprehensive environmental review of our properties or operations. We have, however, conducted investigations of some of our properties and identified contamination caused by third-party operations which we believe have or should be addressed by the third party. If the relevant third party does not or has not addressed the identified contamination properly or completely, then under certain environmental laws, we could be held liable as an owner and operator to address any remaining contamination. Any such liability could be material. Further, we may not have identified all of the potential environmental liabilities at our properties, and any such liabilities could have a material adverse effect on our operations or results of operations.

  We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.

        Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambience of our stores. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the internet, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

  We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

        Our customers occasionally file complaints or lawsuits against us alleging that we're responsible for some illness or injury they suffered at or after a visit to our stores, or that we have problems with food quality or operations. We're also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. For example, we're currently investigating issues that may arise in connection with the possible theft of certain credit and debit card data. We're also subject to "dram shop" statutes, which generally allow persons injured by intoxicated people to recover damages from the place that wrongfully served those people alcohol. Regardless of whether any claims against us are valid, or whether we're ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results.

        In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products they sell and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if not, publicity about these matters (particularly directed at the quick-service and fast-casual segments of the industry) may harm our reputation or prospects and adversely affect our results.

  We will incur increased costs as a result of being a public company.

        As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The U.S. Sarbanes-Oxley Act of 2002 and related rules of the U.S. Securities and Exchange Commission, or SEC, and the New York Stock Exchange regulate corporate governance practices of public companies. Compliance with the requirements applicable to a public company will increase our costs and make some activities more time-consuming. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements. A number of those requirements will require us to carry out activities we have not done previously. For example, under Section 404 of the Sarbanes-Oxley Act, for our annual report on Form 10-K for the year ending December 31, 2007, we'll need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our independent accountants will need to issue an opinion on that assessment and the effectiveness of those controls. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our accountants identified a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Costs to obtain director and officer liability insurance are generally greater for public companies, and we will incur substantially higher costs to obtain coverage. As a result of the associated liability, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by shareholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

  We're controlled by McDonald's, whose interests may conflict with those of our investors.

        Currently, McDonald's beneficially owns no shares of our class A common stock, but owns about 90% of our outstanding class B common stock, representing 87% of the combined voting power of our outstanding stock and 65% of the economic interest in our outstanding common stock. Accordingly, as it has since 1998 when we became its subsidiary, McDonald's continues to exercise significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our shareholders, including the adoption of amendments to our certificate of incorporation, the issuance of additional shares of equity securities, the payment of dividends and the approval of mergers or a sale of substantially all of our assets. The concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without the support of McDonald's. McDonald's interests may conflict with your interests as a shareholder.

  Conflicts of interest between McDonald's and us could be resolved in a manner unfavorable to us.

        Various conflicts of interest between McDonald's and us could arise. Many of our officers own stock in McDonald's, in some cases it could be more than the amount of Chipotle common stock they own. In addition, one of our directors, Mats Lederhausen, is Managing Director of our controlling shareholder, McDonald's Ventures, LLC. Ownership interests of directors or officers of McDonald's in the common stock of Chipotle, or a person's service as either a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for McDonald's and Chipotle. These decisions could, for example, relate to:

  •
  disagreement over corporate opportunities;

  •
  competition between us and McDonald's;

  •
  management stock ownership;

  •
  employee retention or recruiting;

  •
  our dividend policy; and

  •
  the services and arrangements from which Chipotle benefits as a result of its relationship with McDonald's.

        Potential conflicts of interest could also arise if we enter into any new commercial arrangements with McDonald's in the future. Our directors and officers who have interests in both McDonald's and us may also face conflicts of interest with regard to the allocation of their time between McDonald's and Chipotle. Our restated certificate of incorporation includes the following provisions relating to corporate opportunities of us and McDonald's, which provisions will remain in effect for so long as McDonald's owns at least 5% of our outstanding common stock or at least one person who is a director or officer of us is also a director or officer of McDonald's:

  •
  McDonald's will not have a duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and neither McDonald's nor any of its officers or directors will be liable to us or our shareholders for breach of any duty by reason of any such activities.

  •
  If McDonald's acquires knowledge of a potential transaction or matter that may be a corporate opportunity for McDonald's and us, McDonald's will have no duty to communicate or offer such corporate opportunity to us and will not be liable to us or our shareholders for breach of any duty as our shareholder if McDonald's pursues or acquires such corporate opportunity for itself, directs such corporate opportunity to another person or entity, or does not communicate information about, or offer, such corporate opportunity to us.

  •
  if a corporate opportunity is offered to:

  •
  one of our officers or employees who is also a director (but not an officer or employee) of McDonald's, that opportunity will belong to us unless expressly offered to that person primarily in his or her capacity as a director of McDonald's, in which case it will belong to McDonald's;

  •
  one of our directors who is also an officer or employee of McDonald's, that opportunity will belong to McDonald's unless expressly offered to that person primarily in his or her capacity as our director, in which case it will belong to us; and

  •
  any person who is either (i) an officer or employee of both us and McDonald's or (ii) a director of both us and McDonald's (but not an officer or employee of either one), that opportunity will belong to McDonald's unless expressly offered to that person primarily in his or her capacity as our director, in which case such opportunity shall belong to us.

        Prior to our initial public offering, our tax allocation agreement with McDonald's provided that McDonald's, as our parent, had the sole authority to file federal income tax returns and most state income tax returns on our behalf and that McDonald's would be responsible for administering that agreement until the consummation of the initial public offering. This arrangement terminated for federal and some state income tax purposes for taxable periods following the initial public offering. However, the tax allocation agreement remains in effect for taxable years prior to the initial public offering and for some state returns. Consequently, this may result in conflicts of interest between McDonald's and us. For example, McDonald's may choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to McDonald's and detrimental to us and for which we may be required to reimburse McDonald's under the tax allocation agreement. The tax allocation agreement will continue to apply to, and govern, the sharing of tax liabilities between McDonald's and us for state tax purposes for those states in which we and McDonald's will continue to file tax returns on a combined basis.

  Future sales or distributions of our shares by McDonald's could depress our class A common stock price.

        After the initial public offering, and subject to the currently applicable lock-up period described below, McDonald's may sell all or a portion of the shares of our class B common stock that it owns (which shares would be converted automatically into class A shares in connection with any sale prior to a tax-free distribution) or distribute those shares to its shareholders, including a distribution in exchange for McDonald's shares or securities (or another similar transaction). Sales by McDonald's in the public market or distributions to its shareholders of substantial amounts of our common stock, or the filing by us on behalf of McDonald's of a registration statement relating to a substantial amount of our common stock, could depress our class A common stock price. McDonald's has informed us that, at some time in the future, but no earlier than the expiration of the lock-up period, it may sell all or a portion of its ownership interest in us or may make a tax-free distribution, including a distribution in exchange for McDonald's shares or securities (or another similar transaction), to its shareholders of all or a portion of that interest. McDonald's is not subject to any contractual obligation to maintain its ownership position in our shares, except that it has agreed not to sell or otherwise dispose of any of our shares of common stock for a period ending 180 days (subject to extension) after the effective date of initial public offering without the prior written consent of Morgan Stanley & Co. Incorporated and SG Cowen & Co., LLC, on behalf of the underwriters, subject to specified limited exceptions and extensions. Consequently, McDonald's may decide not to maintain its ownership of our common stock once the lock-up period expires.

        In addition, McDonald's will have the right, subject to some conditions, to require us to file registration statements covering its shares or to include its shares in other registration statements that we may file. Should McDonald's exercise their registration rights and sell a large number of shares, the price of our class A common stock might decline.

ITEM 2. PROPERTIES

        As of December 31, 2005, we and our franchisees operated 489 stores. The table below sets forth the locations (by state) of Chipotle stores in operation.

Arizona	21
California	67
Colorado	55
District of Columbia	6
Florida	14
Georgia	10
Illinois	47
Indiana	6
Kansas	12
Kentucky	5
Maryland	21
Minnesota	36
Missouri	8
Nebraska	6
Nevada	5
New York	13
Ohio	60
Oregon	5
Texas	60
Virginia	20
Washington	4
Wisconsin	8

Total	489	(1)

(1)
Includes two franchised stores in Illinois, two in Missouri and four in Ohio.

        Of our stores in operation as of December 31, 2005, we had 118 free-standing units, 276 end-cap locations, 86 in-line locations and nine in malls. The average free-standing store seats about 100 customers while the average in-line or end-cap store seats about 65 customers. Our average store size is about 2,700 square feet. Most of our stores also feature outdoor patio space.

        Our main office is located at 1543 Wazee Street, Suite 200, Denver, Colorado, and our telephone number is (303) 595-4000. We lease our main office and substantially all of the properties on which we operate stores. For additional information regarding the lease terms and provisions, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations."

        We own nine properties and operate stores on all of them.

ITEM 3. LEGAL PROCEEDINGS

        We're involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operation and cash flows.

        In addition, we're involved in claims relating to the possible theft of our customers' credit and debit card data. Through the end of February 2006, we have received claims through the acquiring bank with respect to fewer than 2,000 purportedly fraudulent credit and debit card charges allegedly arising out of this matter in an aggregate amount of about $1.3 million. We've also incurred $1.3 million of expense in connection with fines imposed by the Visa and MasterCard card associations on the acquiring bank. In 2004, we recorded charges of $4.0 million to establish a reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card charges, the cost of replacing cards, monitoring expenses and fees, and fines imposed by Visa and MasterCard. All of the reimbursement claims are being disputed, although we've not formally protested all of the charges. As of December 31, 2005, after charging these expenses against the reserve, the remaining reserve was $1.8 million, which does not take into account an unpaid fine of $0.4 million assessed by MasterCard in December 2005 that we expect to apply against the reserve in 2006. In addition to the reserve, we've also incurred about $1.5 million of additional expenses in this matter, including $1.3 million for legal fees, bringing our total expense relating to this matter to $5.5 million. We have not reserved any additional amounts to date in 2006.

        We may in the future become subject to additional claims for purportedly fraudulent transactions arising out of this matter. We have no way to predict the level of claims or the number or nature of proceedings that may be asserted against us, nor can we quantify the costs that we may incur in connection with investigating, responding to and defending any of them. If we litigate these matters, we may not be able to defend against penalties successfully. The ultimate outcome of this matter could differ materially from the amounts we've recorded in our reserve and could have a material adverse effect on our financial results and condition. See Item 1A "Risk Factors—We may have experienced a security breach with respect to certain customer credit and debit card data, and we've incurred and may continue to incur substantial costs as a result of this matter. We may also incur costs resulting from other security risks we may face in connection with our electronic processing and transmission of confidential customer information."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders of Chipotle Mexican Grill, Inc. through solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Chipotle Common Stock

        Our Class A common stock trades on the New York Stock Exchange under the symbol "CMG". Trading of our common stock commenced on January 26, 2006, following the completion of our initial public offering. Prior to that date, there was no public market for our common stock. As of March 9, 2006, there were approximately 11,000 holders of record of our Class A common stock. Our Class B common stock does not trade on a public market. As of March 9, 2006, there were approximately 50 holders of record of our Class B common stock. No cash dividends have been declared to date. Computershare Investor Services, LLC. is the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

        In May 2005, we issued 153,333 shares of non-vested common stock to Mr. Montgomery Moran pursuant to a Restricted Stock Agreement dated March 24, 2005 executed in connection with Mr. Moran's offer of employment by us. The shares vest in equal annual installments over three years from his date of employment, subject to his continued employment with us. In connection with this issuance, we recognized $1.4 million of related compensation expense during the year ended December 31, 2005. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(2) promulgated thereunder.

Dividend Policy

        We are not required to pay any dividends and no cash dividends have been declared on our common stock as of March 9, 2006. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        As of the effective date of the initial public offering, all options outstanding under the following compensation plans became options to purchase shares of our Class A common stock. The following table presents information regarding options and rights outstanding under our compensation plans as of December 31, 2005, on a pro forma basis reflecting the conversion of options described in the preceding sentence.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Chipotle Executive Stock Option Plan	225,000	$16.23	775,000
Chipotle Stock Appreciation Rights Plan	148,467	$22.35	—
Equity Compensation Plans Not Approved by Security Holders:
None.

Use of Proceeds from Sale of Registered Securities

        On January 26, 2006 we commenced our initial public offering of our Class A common stock, $0.01 par value, pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-129221) that was declared effective on January 25, 2006. We registered 9,060,606 shares of Class A Common Stock at a maximum offering price of $181.2 million pursuant to the registration statement, all of which were sold in the offering at a per share price of $22.00 for an aggregate offering price of $199.3 million. McDonald's sold 3,000,000 shares as a selling shareholder and we sold 6,060,606 shares in the offering. The managing underwriters in the offering were Morgan Stanley and SG Cowen & Co.

        The net proceeds received by us in the offering were $121.3 million, determined as follows (in millions):

Aggregate offering proceeds to the Company	$133.3
Underwriting discounts and commissions	9.3
Finders fee	—
Other fees and expenses	2.7

Total expenses	12.0

Net proceeds to the Company	$121.3

None of the underwriting discounts and commissions or offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. The net proceeds to us from the offering are expected to be used by us to provide additional long-term capital to support the growth of our business (primarily through opening new stores), maintenance of our existing stores and for general corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        Our selected consolidated financial data shown below should be read together with our Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and respective notes included in Item 8 "Financial Statements and Supplementary Data". The selected consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data". Our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 have been audited and reported upon by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated statements of operations data for the year ended December 31, 2002 and the consolidated balance sheet data as of December 31, 2003 and 2002 have been derived from audited financial statements not included in this report. The selected consolidated statements of operations data for the year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2001 have been derived from unaudited financial statements not included in this report. The data shown below are not necessarily indicative of results to be expected for any future period (in thousands, except per share data).

	For the years ended December 31,
	2005	2004	2003	2002	2001
Statements of Operations:
Revenue
Restaurant sales	$625,077	$468,579	$314,027	$203,892	$131,331
Franchise royalties and fees	2,618	2,142	1,493	753	267

Total revenue	627,695	470,721	315,520	204,645	131,598

Food, beverage and packaging costs	202,288	154,148	104,921	67,681	45,236
Labor costs	178,721	139,494	94,023	66,515	46,048
Occupancy costs	47,636	36,190	25,570	18,716	11,742
Other operating costs	82,976	64,274	43,527	29,791	21,553
General and administrative expenses	51,964	44,837	34,189	25,803	20,687
Depreciation and amortization	28,026	21,802	15,090	11,260	8,730
Pre-opening costs	1,971	2,192	1,631	1,022	2,245
Loss on disposal of assets	3,119	1,678	4,504	1,489	79

Total costs and expenses	596,701	464,615	323,455	222,277	156,320

Income (loss) from operations	30,994	6,106	(7,935)	(17,632)	(24,722)
Interest income	36	211	249	444	735
Interest expense	(790)	(191)	(28)	(101)	(13)

Income (loss) before income taxes	30,240	6,126	(7,714)	(17,289)	(24,000)
Benefit for income taxes(1)	7,456	—	—	—	—

Net income (loss)	$37,696	$6,126	$(7,714)	$(17,289)	$(24,000)

Earnings (loss) per common share(2)
Basic	$1.43	$0.24	$(0.34)	$(0.87)	$(1.49)
Diluted	$1.43	$0.24	$(0.34)	$(0.87)	$(1.49)
Shares used in computing earnings (loss) per common share(2)
Basic	26,281	25,454	22,384	19,931	16,063
Diluted	26,374	25,520	22,384	19,931	16,063
	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Total current assets	$17,824	$10,332	$7,833	$20,221	$10,819
Total assets	$392,495	$329,653	$249,014	$194,172	$146,403
Total current liabilities	$41,982	$38,663	$38,266	$20,806	$14,913
Total liabilities	$83,141	$67,087	$57,506	$32,918	$22,706
Total shareholders' equity	$309,354	$262,566	$191,508	$161,254	$123,697

(1)
During the year ended December 31, 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $20.3 million, resulting in a non-recurring tax benefit. The current tax provision consists of tax expense of $12.8 million resulting in a net tax benefit of $7.5 million recognized in our results of operations.

(2)
Earnings (loss) per common share and shares used in computing earnings (loss) per common share reflect the effect of the reclassification of all outstanding shares of preferred stock and common stock into one-third share of class B common stock (the "Reclassification") as discussed more thoroughly in Note 1 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with Item 6 "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included in Item 8 "Financial Statements and Supplementary Data". The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described in Item "1A Risk Factors" under the discussion—Cautionary Note Regarding Forward-Looking Statements, and elsewhere in this report.

Overview

How We Make Money: Restaurant Sales

        We operate fast casual, fresh Mexican food restaurants in 21 states throughout the United States and in the District of Columbia. As of December 31, 2005, we operated 481 restaurants and had eight restaurants operated by franchisees. We generate revenue primarily through restaurant sales, which represent sales of food and drinks in stores operated by Chipotle. Our total revenue was $627.7 million in 2005, a 33.3% increase from 2004 and a 98.9% increase from 2003, driven primarily by the 260 new store openings from January 1, 2003 to December 31, 2005 and higher average store sales. Several factors affect our restaurant sales in any period, including mainly the number of stores in operation and average store sales. We define average store sales as the average trailing 12-month sales for company-owned stores in operation for at least 13 months.

        New stores in existing and new markets have contributed substantially to our restaurant sales growth in the last three years. We opened 80, 104 and 76 stores in 2005, 2004 and 2003, respectively. We intend to open 80 to 90 stores in 2006, primarily in existing markets, although we do expect to enter several new markets in 2006. We categorize our stores as either end-caps (at the end of a line of stores), in-lines (in a line of stores), free-standing or urban. As we expand into central urban areas, our average costs to open new stores will increase due to more significant reconstruction work that often needs to be done on those sites. In 2005, we spent on average about $910,000 in development and construction costs per store, with end-caps costing about $730,000, in-lines costing about $765,000, free-standing costing about $1.2 million and urban costing about $1.3 million (in each case, reduced for landlord reimbursements received and excluding rent expense incurred during the construction period). Pre-opening cash rent expenses averaged approximately $18,000 per restaurant during 2005 (excluding approximately $24,000 per restaurant in pre-opening straight-line rent during construction.)

        Average store sales for stores open at least 12 full months were $1.440 million in 2005, $1.361 million in 2004 and $1.274 million in 2003. There are two main factors increasing our average store sales: comp store sales increases, which we define as year-over-year sales comparisons for stores in operation for at least 12 full months (disregarding the portion of a month in which a store first begins operating) and increases in new store opening sales. We believe both of these have been impacted by the growing appeal of our core menu items, increasing consumer awareness and appreciation of our food quality and our focus on building customer loyalty.

        Our comp store sales increases were 10.2% in 2005, 13.3% in 2004 and 24.4% in 2003. Comp store sales reflect positive period-to-period growth due mainly to an increase in the number of customer transactions. In the third quarter of 2005, we began an initiative we call "through put," which focuses our efforts on improving the customer service time by getting the right crew, at the right stations, at the right time, doing the right things in the right order. We think the crew at our best performing through put restaurants are more attentive and more engaging with customers while also serving them more quickly. Increases in new store opening sales have occurred primarily because the time it takes a new store's sales to ramp up has shortened as our brand awareness has grown.

        We expect our average stores sales to continue to increase in 2006 driven by comp store sales in the mid to high single digits. We believe that comp store sales likely will not continue to increase at the rates achieved over the past several years. However, we also expect to grow income from operations in the long-term at an annual rate of around 25%.

How We Spend Money: Food, Beverage and Packaging Costs, Labor, Other Restaurant Operating Costs and Other Expenses

        We have four basic types of expense: food, beverage and packaging costs; labor; other restaurant operating costs (consisting of occupancy costs and other operating costs); and other expenses (consisting of general and administrative expenses, depreciation and amortization, pre-opening costs, and gains or losses on asset disposals). As we have grown considerably so have these costs. Our combined food, beverage and packaging costs, labor and other restaurant operating costs have increased to $511.6 million in 2005 from $394.1 million in 2004 and $268.0 million in 2003. Our other expenses have also increased to $85.1 million in 2005 from $70.5 million in 2004 and $55.4 million in 2003.

        Food, beverage and packaging costs are the largest component of our expenses. Since we use higher-quality ingredients that we purchase from carefully selected suppliers, and are increasing our use of more expensive, naturally raised and sustainably grown ingredients, our food expenses are often higher than those of other restaurants that use a higher proportion of commodity-priced ingredients. Beef, chicken, cheese, avocados, beans, tomatoes and pork account for the most significant portion of our food, beverage and packaging costs. The price of these ingredients are the most volatile factor of our cost structure. We expect to continue to try to absorb short-term commodity fluctuations without increasing prices which could negatively impact margins.

        Our food, beverage and packaging costs also include freight costs, which can be higher than those of some of our competitors in part because we rely primarily on perishable ingredients rather than on processed food products. These freight costs have also been affected by higher diesel prices that have in some cases resulted in the imposition of surcharges on the delivery of commodities to our distributors, which they have generally passed on to us to the extent permitted under our arrangements with them.

        Labor costs, which include wages for our store managers, assistant store managers and crew, bonuses, taxes and benefits, are the second-largest component of our expenses. We generally have two shifts at most of our stores, which helps us better predict our store payroll expenses and in return provides our employees with more stable and predictable work hours. Some of the benefits we offer to our hourly employees are uncommon, such as English and Spanish lessons, free food and the opportunity to participate in our 401(k) plan. In addition to the benefits above, we are also in the early stages of implementing our new "Restaurateur" program which will be offered to our top performing managers and will provide for bonuses as a percentage of incremental sales above a threshold subject to a certain level of incremental profits being generated. This program will also provide for incentive payouts for hiring and developing other successful General Managers. Although this program may increase our labor costs in the short-term, we believe that it will help us in the long-term with the development and retention of great General Managers for our stores.

        Other restaurant operating costs include occupancy costs and other operating costs. Occupancy costs include rent, real estate taxes, property taxes and common area maintenance charges. Other operating costs include utilities, marketing and promotional costs (including free samples), bank fees, credit and debit card processing fees, store supplies, repair, maintenance and similar costs. One of the unique employee benefits included in other operating costs is our company car program, which is available to store managers who have been with us for more than four years. Although this and other similarly uncommon benefits may increase our other operating costs, we believe it helps us to attract and keep good store managers, which is important to our future success.

        Our other expenses include general and administrative expenses, depreciation and amortization, pre-opening costs and gains or losses on disposals of assets. General and administrative expenses include the corporate and administrative functions that support our stores, including employee wages and benefits, travel, information systems, recruiting and training costs, corporate rent, professional fees, supplies and insurance and also include costs for store accounting services we received from McDonald's. Depreciation and amortization are periodic non-cash charges that represent the reduction in usefulness and value of a tangible asset, principally relating to capital expenditures for store construction. Pre-opening expenses are expenses related to preparing to open a new store, and include the costs of hiring and training the initial work force, travel and the cost of food, beverage and packaging used in connection with those activities. Losses on disposal of assets include the costs related to store closures, store equipment retirements and costs to investigate potential store sites that we considered but subsequently rejected.

Other Factors Affecting Our Results

  Benefit for Income Taxes

        During 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance, recognizing a non-recurring $20.3 million tax benefit. Tax expense for the year ended December 31, 2005 was $12.8 million resulting in a net tax benefit of $7.5 million being recognized in the consolidated statement of operations. We expect to continue to incur tax expense in 2006.

  Equity Compensation Expenses

        We recognized a total of $2.1 million in stock-based compensation during the year ended December 31, 2005 under Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment ("SFAS 123(R)"). We adopted SFAS 123(R) effective January 1, 2005, before its required date of adoption, using the modified-prospective transition method. Under this transition method, our 2005 equity compensation costs of $0.3 million related to our stock option plan includes the portion vesting in the year for (i) all share-based payments granted prior to, but not vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock-based Compensation ("SFAS 123"); and (ii) all share-based payments granted after January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

        In 2005, we granted 153,333 shares of our common stock with a grant date fair value of $19.50 per share, which vest in equal installments over three years, and recognized $1.4 million of related compensation expense. The fair value of the non-vested stock was estimated by management. We did not obtain a contemporaneous valuation by an unrelated valuation specialist. Instead, management's valuation framework relied principally on data compiled as a part of its review of strategic options in early 2005, prior to our determination to proceed with our initial public offering. Because that data reflected market conditions contemporaneous with the grant of the non-vested common stock, as well as our then-current projections of our results and financial condition, management concluded that retention of a separate valuation specialist for purposes of the grant was not necessary.

        Determining the fair value of our common stock required making complex and subjective judgments, particularly since there was no public trading market for our common stock at the time of the valuation. We used the market approach to estimate the value of the enterprise when the non-vested common stock was granted. The market approach uses direct comparisons to other enterprises and their equity securities to estimate the fair value of privately issued securities. We relied primarily on the price to earnings methodology and compared our historical and forecasted income growth rate to determine our peer group within the high-growth restaurant industry and, subsequently, the appropriate earnings multiple range to apply to our forecasted income in determining our value. We then reduced this by a marketability discount due to the lack of liquidity for our common stock.

        In connection with our initial public offering, we converted our outstanding stock appreciation rights ("SARs") granted in 2004 which were accounted for as a liability into stock options. The options have terms consistent with the original SARs, including the same vesting schedule (vest in full in July 2007) and an exercise price of $22.35 per share. In January 2006, we compared the fair value of the SARs immediately before that conversion to the fair value of the options and recognized compensation costs of approximately $0.2 million. Once converted, the options are accounted for as an equity award.

        In connection with our initial public offering, we completed a one-time, broad based grant of 774,150 options to purchase common stock. As a result, we expect total stock-based compensation expense of approximately $3.5 million to $4.0 million in 2006.

Certain Trends and Uncertainties

  Relationship with McDonald's

        Since we became a subsidiary of McDonald's and began substantially expanding our operations in 1998, McDonald's has provided a significant portion of the capital needed to operate our business and open new stores. Generally, McDonald's has done this through direct equity investments, although it has also in some cases provided us with short-term borrowings that we repaid through private placements of our equity securities. We expect that McDonald's will no longer finance us after our initial public offering, and we'll fund our growth with cash flow from operations, proceeds from the initial public offering and other sources.

        We also currently benefit from our McDonald's relationship in other ways, such as pricing benefits for some products and services. We will incur increased costs as a result of our initial public offering and the decrease in McDonald's ownership interest in us, and if McDonald's ownership interest declines significantly from their current ownership position, we'll lose an increasing amount of these benefits. See Item 1A "Risk Factors—Risks Related to Our Business and Industry—As we increase our independence from McDonald's, we may face difficulties replacing services it currently provides to us and entering into new or modified arrangements with existing or new suppliers or service providers." For example:

  •
  McDonald's relationship with Coca-Cola has helped us contain our beverage costs and we may lose some of that pricing advantage if we are no longer a consolidated subsidiary of McDonald's or we may have to negotiate with other beverage suppliers to remain competitive;

  •
  As a separate public company we'll incur legal, accounting and other expenses, which we expect to be a few million dollars in each of 2006 and future years, that we did not incur as a majority-owned private subsidiary of McDonald's;

  •
  we opened 104 stores in 2004, when we were able to use McDonald's real estate personnel and other resources to locate and obtain additional store sites in certain markets. We did not use those resources in 2005 and do not anticipate using them in 2006 or in future years; and

  •
  we expect that some of our labor costs, such as worker's compensation, will increase as McDonald's ownership interest decreases.

  Sourcing

        Our focus on "food with integrity" has constrained our sourcing flexibility to some extent. We've attempted to be careful in expanding that initiative so that we don't outpace available supply. Some of our ingredients come from small farms that have facilities that must comply with federal or industry standards for classification as natural, and they may face economic or other limits on their growth. We believe that consumers' increasing concern about where and how food is raised, environmental management and animal husbandry will foster demand for these foods, which will in turn attract the interest and capital investment of larger farms and suppliers. That said, we understand that we'll continue to be at the forefront of this trend and must balance our interest in advancing "food with integrity" with our desire to provide great food at reasonable prices. If our focus resonates with consumers, it should improve our sourcing flexibility, although we'd expect that these kinds of ingredients and other raw materials will remain more expensive than commodity-priced equivalents for some time to come.

How We Did: Results of Operations

        As our business grows, as we open more stores and hire more people, our food, beverage, packaging costs, labor and other restaurant operating costs increase. Our operating results for 2005, 2004 and 2003 are expressed as a percentage of total revenue below:

	Year Ended December 31,
	2005	2004	2003
Restaurant sales	99.6%	99.5%	99.5%
Franchise royalties and fees	0.4	0.5	0.5

Total revenue	100.0	100.0	100.0
Food, beverage and packaging costs	32.2	32.7	33.3
Labor costs	28.5	29.6	29.8
Occupancy costs	7.6	7.7	8.1
Other operating costs	13.2	13.7	13.8
General and administrative expenses	8.3	9.5	10.8
Depreciation and amortization	4.5	4.6	4.8
Pre-opening costs	0.3	0.5	0.5
Loss on disposal of assets	0.5	0.4	1.4

Total costs and expenses	95.1	98.7	102.5

Income (loss) from operations	4.9	1.3	(2.5)
Interest income	—	—	0.1
Interest expense	(0.1)	—	—

Income (loss) before income taxes	4.8	1.3	(2.4)
Benefit for income taxes	1.2	—	—

Net income (loss)	6.0%	1.3%	(2.4)%

  Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        The table below presents our operating results for the years ended December 31, 2005 and 2004 and the related period-to-period changes:

	Year Ended December 31,
			Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
	(in millions, except percentages)
Restaurant sales	$625.1	$468.6	$156.5	33.4%
Food, beverage and packaging costs	202.3	154.1	48.1	31.2
Labor costs	178.7	139.5	39.2	28.1
Occupancy costs	47.6	36.2	11.4	31.6
Other operating costs	83.0	64.3	18.7	29.1
General and administrative expenses	52.0	44.8	7.1	15.9
Depreciation and amortization.	28.0	21.8	6.2	28.5
Pre-opening costs	2.0	2.2	(0.2)	(10.1)
Loss on disposal of assets	3.1	1.7	1.4	85.9
Net interest expense	0.8	—	0.8	n/m	*
Benefit for income taxes	7.5	—	7.5	n/m	*

*
Not meaningful.

        Restaurant Sales.    Of the $156.5 million increase in restaurant sales, $61.8 million resulted from 103 company-operated stores opened in 2004, $47.4 million was due to an increase in comp store sales increases, and $47.3 million was due to 80 company-operated stores opened in 2005. Average store sales for the trailing 12-month period ended December 31, 2005 increased 5.8% to $1.440 million from $1.361 million for the trailing 12-month period ended December 31, 2004, driven primarily by comp store sales growth of 10.2% that reflected increasing nationwide awareness of our brand, which also enabled new stores to open with higher average sales. A substantial majority of the comp store sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases in certain markets.

        Food, Beverage and Packaging Costs.    As a percentage of total revenue, food, beverage and packaging costs decreased due primarily to a decline in raw ingredient costs and menu price increases, partially offset by increased fuel costs.

        Labor Costs.    Labor costs as a percentage of revenue decreased largely due to improved employee efficiency resulting from an increase in the number of transactions, which did not require a corresponding increase in staff, and a gradual improvement over time in staffing our stores with the most appropriate number of crew members for each store.

        Occupancy Costs.    As a percentage of total revenue, occupancy costs decreased due to higher average store sales on a partially fixed cost base. The decrease was partially offset by inflationary pressures on rents and the opening of stores in more expensive locations such as New York City.

        Other Operating Costs.    Other operating costs as a percentage of total revenue declined primarily due to the effect of higher average store sales on a partially fixed-cost base and improvements in store operations over time.

        General and Administrative Expenses.    The increase in general and administrative expenses primarily resulted from hiring more employees as we grew and stock based compensation expense resulting from a stock grant and the adoption of SFAS 123(R). The increase in expense was offset by the $4.0 million charge in 2004 to establish a reserve related to potential credit card liabilities. As a percentage of total revenue, these expenses decreased due primarily to the effect of higher average store sales on a partially fixed-cost base.

        Depreciation and Amortization.    Depreciation and amortization increased primarily due to stores opened in 2005 and in late 2004. As a percentage of total revenue, depreciation and amortization remained relatively consistent at 4.5% in 2005 and 4.6% in 2004.

        Pre-Opening Costs.    Pre-opening costs decreased principally because there were fewer store openings in 2005 than in 2004.

        In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period ("FSP 13-1"). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retroactive application is permitted, but not required. Had FSP 13-1 been effective in 2005, we would have recognized additional pre-opening costs of approximately $4.2 million. We expect pre-opening costs to increase as we begin to recognize this expense in 2006.

        Loss on Disposal of Assets.    The increase in loss on disposal of assets was largely due to additional write-offs associated with investigating potential store sites that we considered but subsequently rejected, as well as write-offs of obsolete equipment as a result of software upgrades.

        Net Interest Expense.    The increase in interest expense (net of interest income) was due to higher average borrowings from McDonald's in 2005 than in the comparable 2004 period, as McDonald's did not make any equity contributions in 2005.

        Benefit for Income Taxes.    During 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $20.3 million. The benefit from the reduction of the valuation allowance was partially offset by our current tax expense of $12.8 million, which resulted in the realization of a net tax benefit of $7.5 million. The $20.3 million tax benefit was a one-time tax benefit and we expect to incur tax expense prospectively.

  Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        The table below presents our operating results for the years ended December 31, 2004 and 2003 and the related year-to-year changes:

	Year Ended December 31,
			Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions, except percentages)
Restaurant sales	$468.6	$314.0	$154.6	49.2%
Food, beverage and packaging costs	154.1	104.9	49.2	46.9
Labor costs	139.5	94.0	45.5	48.4
Occupancy costs	36.2	25.6	10.6	41.5
Other operating costs	64.3	43.5	20.8	47.7
General and administrative expenses	44.8	34.2	10.6	31.1
Depreciation and amortization.	21.8	15.1	6.7	44.5
Pre-opening costs	2.2	1.6	0.6	34.4
Loss on disposal of assets	1.7	4.5	(2.8)	(62.7)
Net interest income	—	0.2	(0.2)	n/m *

*
not meaningful

        Restaurant Sales.    Of the $154.6 million increase in restaurant sales, $62.8 million resulted from sales by 103 company-operated stores opened in 2004, $50.1 million resulted from additional sales in 2004 by 74 company-operated stores opened in 2003 and $41.7 million was due to comp store sales increases. A substantial majority of the comp store sales growth was due to an increase in the number of transactions and the remainder was driven primarily by menu price increases in certain markets. Average store sales for 2004 increased 6.8% to $1.361 million from $1.274 million for 2003, driven primarily by comp store sales growth of 13.3% that reflected increasing nationwide awareness of our brand, which also enabled new stores to open with higher average store sales.

        Food, Beverage and Packaging Costs.    As a percentage of total revenue, food, beverage and packaging costs decreased largely driven by a menu price increase that was partially offset by higher chicken, beef, cheese and tomato costs.

        Labor Costs.    Labor costs as a percentage of total revenue decreased largely due to improved employee efficiency resulting from an increase in average store sales, which did not require a corresponding increase in staff.

        Occupancy Costs.    As a percentage of total revenue, occupancy costs decreased primarily as a result of the effect of higher average store sales on a largely fixed-cost base.

        Other Operating Costs.    Other operating costs as a percentage of restaurant sales declined primarily due to the effect of higher average store sales on a partially fixed-cost base.

        General and Administrative Expenses.    The $10.6 million increase in general and administrative expenses primarily resulted from a $4.0 million charge to establish a reserve related to potential credit card liabilities and hiring more employees as we grew. As a percentage of total revenue, these expenses decreased as a result of our ability to further leverage our existing corporate infrastructure over more stores.

        Depreciation and Amortization.    Depreciation and amortization increased primarily due to new stores openings. As a percentage of total revenue, depreciation and amortization decreased primarily due to the effect of higher average store sales on a largely fixed-cost base.

        Pre-Opening Costs.    The increase in pre-opening costs was principally due to the opening of 103 company-operated stores in 2004, an increase of 29 company-operated store openings from 2003.

        Loss on Disposal of Assets.    The decrease in loss on disposal of assets was largely due to a $2.0 million write-off associated with the closing of three stores in 2003.

        Net Interest Income.    The decrease in interest income (net of interest expense) was due to reduced earnings on average excess cash deposits in 2004 as compared to 2003.

Quarterly Financial Data/Seasonality

        The following table presents consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2005. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2005 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in millions, except percentages)
Revenue	$133.4	$156.3	$164.7	$173.3
Operating income	4.4	9.3	9.5	7.7
Net income	2.6	25.7	5.1	4.3
Number of stores opened in quarter	18	17	17	28
Comp store sales growth	4.1%	9.6%	11.5%	14.3%
	2004 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in millions, except percentages)
Revenue	$101.4	$117.2	$124.6	$127.5
Operating income (loss)	0.7	4.9	4.2	(3.8)
Net income (loss)	0.5	5.0	4.3	(3.7)
Number of stores opened in quarter	29	26	21	28
Comp store sales growth	23.2%	13.2%	8.9%	10.4%

        Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average store sales are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, stores located near colleges and universities generally do more business during the academic year. The number of trading days can also affect our results. For example, 2004 was a leap year, which contributed about 3 percentage points of the increase in our restaurant sales in February of that year. Overall, on a year-to-year basis, changes in trading days do not have a significant impact on our results.

        Our quarterly results are also affected by other factors such as the number of new stores opened in a quarter and unanticipated events. New stores have lower margins immediately following opening as a result of the expenses associated with opening new stores and their operating inefficiencies in the months immediately following opening. Because we tend to open more new stores later in the fiscal year, our fourth quarter net income may be lower than in other quarters. In addition, unanticipated events also impact our results. For example, in the second quarter of 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $20.3 million, resulting in a net tax benefit of $16.7 million in that quarter. In the fourth quarter of 2004, we recorded charges of $4.0 million to establish a reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card charges and for the cost of replacing cards and monitoring expenses and fees, which reduced our operating income. Our loss on disposal of assets in the first quarter of 2004 decreased compared to the same period in 2003 largely due to a $2.0 million write-off associated with the closing of three stores in the first quarter of 2003. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

        Our primary liquidity and capital requirements are for new store construction, working capital and general corporate needs. Until our initial public offering, we have financed these requirements primarily through equity sales to McDonald's and others as well as through cash flows from operations. As of December 31, 2005, we had no cash and cash equivalents. On January 25, 2006, our initial public offering became effective. We will use the net proceeds from the offering of approximately $121.3 million to provide additional long-term capital support to the growth of our business (primarily through opening stores), to continue to maintain our existing stores and for general corporate purposes.

        McDonald's and, to a lesser extent, some of our minority shareholders have historically provided us with significant financing. We have also historically obtained short-term borrowings from McDonald's from time to time under documented lines of credit at an interest rate equal to the U.S. prime rate plus 100 basis points. The existing line of credit with McDonald's, (under which there were no borrowings outstanding as of December 31, 2005) will expire in June 2006 and is not expected to be renewed. Loans under these agreements were repaid with proceeds of private placements of our equity securities. In April 2004 and June 2003, we issued shares of common stock to McDonald's and to certain other persons who were accredited investors (consisting of friends and family of our employees and persons having business relationships with us), in each case as identified in our shareholders' agreement, for an aggregate purchase price of $65.0 million and $38.0 million, respectively.

        We haven't required significant working capital because customers pay using cash or credit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients. In addition, we generally have the right to pay for the purchase of food, beverage and supplies some time after the receipt of those items, generally within ten days, thereby reducing the need for incremental working capital to support growth.

        Operating Activities.    Net cash provided by operating activities was $77.4 million for 2005 compared to $39.7 million for 2004. The $37.8 million increase was primarily attributable to a $31.6 million improvement in net income driven by higher average store sales and higher store margins due to having significantly more stores in operation. Net cash provided by operating activities was $39.7 million for 2004 compared to $22.1 million for 2003. The $17.6 million increase in 2004 was primarily attributable to a $13.8 million improvement in net income (loss) driven primarily by higher average store sales and higher store margins.

        Investing Activities.    Net cash used in investing activities was $83.0 million for 2005 compared to $95.6 million in 2004. The $12.6 million decrease related to lower capital expenditures in 2005 as we opened 80 stores in 2005, compared with 104 stores in 2004. Net cash used in investing activities was $95.6 million for 2004 compared to $86.1 million for 2003. The increase was primarily as a result of higher capital expenditures as we opened 104 stores in 2004 compared to 76 in 2003.

        Financing Activities.    Net cash provided by financing activities was $5.7 million in 2005 compared to $55.9 million in 2004. The $50.3 million decrease was attributable to decreased financing requirements as a result of improvements in net cash provided by operating activities and fewer store openings in 2005 as compared to 2004. Net cash provided by financing activities was $55.9 million for 2004 compared to $64.0 million for 2003. The decrease in cash provided by financing activities in 2004 was attributable to decreased financing requirements as a result of our improvement in net cash provided by operating activities, which was partially offset by more store openings in 2004.

        Liquidity and Capital Expenditures.    We will use the proceeds from the initial public offering to provide additional long-term capital to support the growth of our business (primarily through opening stores) and to continue to maintain our existing stores and for general corporate purposes. We do not expect McDonald's to provide us with financing in the future; However, in accordance with the tax allocation agreement between McDonald's and Chipotle, McDonald's has agreed to compensate us for any NOLs or tax credits it uses that are attributable to our operations. After McDonald's files its consolidated federal tax return for 2006, the year we departed from the consolidated federal tax return, we expect to receive final payment for the federal and some state NOLs that we have not utilized on a stand-alone basis. At December 31, 2005, the amount owed by McDonald's totaled $28.2 million.

        Our total capital expenditures for 2005 were $83.0 million, and we expect to incur capital expenditures of about $95 million in 2006, relating primarily to our construction of new stores in both periods. We believe that cash from operations, together with the net proceeds from the initial public offering and the reimbursement from McDonald's for use of our NOL's, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

Contractual Obligations

        Our contractual obligations as of December 31, 2005 were as follows:

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$778,739	$45,158	$89,280	$88,837	$555,464
Deemed landlord financing	6,829	310	620	626	5,273

Total contractual cash obligations	$785,568	$45,468	$89,900	$89,463	$560,737

        We're obligated under non-cancelable leases for our stores and administrative offices. Our leases generally have initial terms of either five to ten years with two or more five-year extensions, for end-cap and in-line stores, or 15 to 20 years with several five-year extensions, for free-standing stores. Our leases generally require us to pay a proportionate share of real estate taxes, insurance, common charges and other operating costs. Some store leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases. See Item 1A "Risk Factors—Substantially all of our stores are located in leased space that is subject to long-term non-cancelable leases, and we're also subject to all of the risks associated with owning real estate with respect to the real property that we own."

        We have entered into a services agreement with McDonald's pursuant to which they will continue to provide us, for a mutually agreed-upon cost of about $10 to $11 million for the first year, with certain services it has historically provided, including, among others, accounting services, insurance policy coverage and certain welfare plans for our employees. The services agreement became operative on the closing date of the initial public offering, January 31, 2006 and has terms ranging from approximately one or two years depending on the service. Services will renew automatically unless we or McDonald's terminate the services agreement prior to renewal. In addition, we may in the future repurchase Chipotle franchises from our franchisees in connection with their obligation to dispose of either that franchise or their McDonald's franchise within 24 months after relevant triggering events. We are not obligated to repurchase any of these franchises.

Off-Balance Sheet Arrangements

        As of December 31, 2005 and 2004, we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies, including our critical accounting policies, in Note 1 of our consolidated financial statements. Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

  Leasehold Improvements, Property and Equipment

        We state the value of our leasehold improvements, property and equipment, including primarily store equipment, furniture, fixtures and small wares at cost, minus accumulated depreciation and amortization. We calculate depreciation using the straight-line method of accounting over the estimated useful lives of the related assets. We amortize our leasehold improvements using the straight-line method of accounting over the shorter of the lease term (including reasonably assured renewal periods) or the estimated useful lives of the related assets. We generally use estimated useful lives of between three and seven years for equipment; between three and ten years for furniture and fixtures; and between three and 20 years for leasehold improvements and buildings. We expense repairs and maintenance as incurred, but capitalize major improvements and betterments. We make judgments and estimates related to the expected useful lives of these assets that are affected by factors such as changes in economic conditions and changes in operating performance. If we change those assumptions in the future, we may be required to record impairment charges for these assets.

  Impairment of Long-Lived Assets

        We review property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. We perform this analysis at the store level to determine whether there are any indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each store over its remaining lease term. If we determine that assets are impaired, we then measure the impairment charge by calculating the amount by which the asset-carrying amount exceeds its fair value, as determined by an estimate of discounted future cash flows. We use estimates and assumptions that are subject to a high degree of judgment in determining asset fair values. If we change those assumptions in the future, we may be required to record impairment charges for these assets.

  Goodwill

        Goodwill resulted primarily from McDonald's purchases of interest in Chipotle. Goodwill is not subject to amortization. We do, however, test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We completed our most recent impairment test as of November 30, 2005, and determined that there were no impairment losses related to goodwill or other indefinite lived assets. In assessing the recoverability of goodwill, we compared the carrying amount of the Company to its fair value based upon the low end of the proposed initial public offering price range at that time, $15.50. After the effective date of the Company's initial public offering in January 2006, the fair value of the Company will be determined based upon quoted market prices. If we change these estimates in the future, we may be required to record impairment charges for goodwill.

  Leases

        We lease most of our store locations. We account for our leases under FASB Statement No. 13, Accounting for Leases ("SFAS 13") and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. We recognize rent expense for our operating leases, which have escalating rentals over the term of the lease (which includes reasonably assured renewal options), on a straight-line basis over the lease term. In addition, the lease term is deemed to commence when we take physical possession of the leased property. We currently capitalize the straight-line rent amounts during the period prior to store opening. We will, however, begin expensing these amounts beginning January 1, 2006 as a result of the issuance of FSP 13-1. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital. Contingent rents are generally amounts we must pay to landlords when we have sales in excess of certain thresholds stipulated in certain store leases and are included in rent expense as they accrue. Some of our leases contain tenant improvement allowances. For purposes of recognizing tenant improvement allowances, we amortize the incentives over their estimated useful lives. For tenant improvement allowances, we also record a deferred rent liability or an obligation on our consolidated balance sheet.

  Insurance Liability

        We maintain, or in some cases McDonald's maintains on our behalf, various insurance policies for workers' compensation, employee health, general liability and property damage. Pursuant to those policies, we're responsible for losses up to certain limits for our general liability and property damage insurance and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on our estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends differ from our estimates, our financial results could be affected.

  Income Taxes

        Prior to our initial public offering in January 2006, we were not a separate taxable entity for federal or most state income tax purposes. Consequently, McDonald's included our results of operations in its consolidated federal and state income tax returns for the periods prior to our initial public offering. We will remain in McDonald's consolidated tax returns for some states until their ownership percentage decreases to below 50%. Our tax provision is computed based on a separate return basis. We've accounted for, and currently account for, income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 established financial accounting reporting standards for the effects of income taxes resulting from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or McDonald's tax returns. If the future consequences of differences between financial reporting basis and tax basis of our assets and liabilities result in a net deferred tax asset, we evaluate the probability of our ability to realize the future benefits indicated by that asset. If it is more likely than not that some portion or all of the deferred tax asset will not be realized, we'll record a valuation allowance related to a deferred tax asset. Our ability to realize that net deferred tax asset generally depends on whether we have enough taxable income of an appropriate character within the carry-forward period permitted by the tax law. Unless we have enough taxable income to offset the deductible amounts and carry forwards, the related tax benefits will expire unused. We evaluate both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized, and we measure deferred items based on enacted tax laws. This evaluation requires us to project our taxable income to determine if our income is sufficient to realize the tax assets. The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in tax laws.

  Reserves/Contingencies for Litigation and Other Matters

        We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2005 and 2004. Once resolved, however, these actions may affect our operating results and cash flows. In addition, we're involved in claims relating to the possible theft of our customers' credit and debit card data. In 2004, we recorded charges of $4.0 million to establish a reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card charges and the cost of replacing cards and monitoring expenses and fees. As of December 31, 2005, the remaining reserve was $1.8 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. See Item 1A "Risk Factors"—We may have experienced a security breach with respect to certain customer credit and debit card data, and we've incurred and may continue to incur substantial costs as a result of this matter. We may also incur costs resulting from other security risks we may face in connection with our electronic processing and transmission of confidential customer information.

Recent Accounting Pronouncements

        In October 2005, the FASB issued FSP 13-1. FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as expense. FSP 13-1 is effective for reporting periods beginning after December 15, 2005. Retroactive application is permitted, but not required. Had FSP 13-1 been effective, the Company would have recognized additional pre-opening costs of approximately $4.2 million, $3.6 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        In addition to risks inherent in our operations, we are exposed to certain market risks. The following discussion provides additional detail regarding our exposure to the risks of changing interest rates and commodity price risks associated with the food products and other operating essentials we purchase that are affected by commodity pricing and therefore subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are beyond our control. This discussion includes an assessment of the potential impact of inflation on our business.

Changing Interest Rates

        We're exposed to interest rate risk through the investment of our cash. Prior to our initial public offering we operated under an agreement with McDonald's whereby they agreed to pay us interest on any excess cash at the 30-day commercial paper rate plus 50 basis points. Changes in interest rates affect the interest income we earn and, therefore, impact our cash flows and results of operations. As of December 31, 2005 and 2004, we had deposited $2.2 million and $0.7 million, respectively, with McDonald's under this agreement, bearing interest at 4.63% and 2.66% on each respective date. Following our initial public offering, we will no longer be maintaining our excess cash with McDonald's. With the proceeds received from our initial public offering, we intend to invest in short-term marketable securities. We will be subject to market risk on those short-term investments.

Commodity Price Risks

        We're also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities that are affected by weather, seasonality and other factors outside our control. In 2003, our food expense was affected by higher avocado prices reflecting a poor growing season due to inclement weather and pestilence. In 2004, prices for chicken rose significantly due to a ban by Asian countries on their chicken exports following outbreaks of avian flu. The more limited worldwide chicken supply, combined with continued high demand, drove prices upward. Beef prices have also been higher in the past year due to U.S. restrictions on Canadian imports in the wake of incidents of "mad cow" disease in Canadian cattle herds. Weather is also a factor, especially when severe conditions limit the growing season or crop quality. This happened in 2004, when hurricanes in some parts of the United States damaged tomato crops and drove prices higher.

        We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at sometime in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on specified formula related to the prices of the goods, such as spot prices. Though we do not have long-term supply contracts or guaranteed purchase amounts, our pricing protocols with suppliers can remain in effect for periods ranging from one month to a year, depending on the outlook for prices of the particular ingredient. We also sometimes buy supplies at current market or spot prices. We've tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, weather, crises and other world events that may affect supply prices. Long-term increases in ingredient prices could adversely affect our future results if we could not increase menu prices at the same pace for competitive or other reasons. Similarly, if we believe the ingredient price increase to be short in duration we may choose not to pass on the cost increases, which could adversely affect our short-term financial results.

Inflation

        Over the past five years, inflation has not significantly affected our operating results. The impact of inflation could, however, significantly affect our operations in the following ways:

  •
  Food, beverage and packaging costs as a percentage of revenue has fluctuated in the past, generally in response to changes in availability of our main ingredients. Based on current market conditions, we believe that the cost of our main ingredients should not experience significant volatility, except for short-term chicken prices, which have increased as a result of the damage to chicken farms caused by hurricane Katrina. In addition, diesel prices could also experience further increases as a result of the shut-down of several oil refineries by hurricanes Katrina and Rita, which could cause our other ingredient costs to increase.

  •
  We pay many of our crew members hourly rates related to the applicable federal or state minimum wage (although all of our crew members make more than the minimum wage). Our workers' compensation and health insurance costs have been and are subject to continued inflationary pressures.

  •
  Costs for construction, taxes, repairs, maintenance and insurance are all subject to inflationary pressures and impact our occupancy costs.

        In some markets, inflation rates may be higher than the national average.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Chipotle Mexican Grill, Inc.

        We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in the Notes to the consolidated financial statements, effective January 1, 2005, the Company changed its method for accounting for share-based compensation to conform with SFAS No. 123(R), Share-Based Payments.

/s/ Ernst & Young LLP

Denver, Colorado
March 14, 2006

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	December 31
	2005	2004
Assets
Current assets:
Cash	$61	$—
Accounts receivable, net of allowance for doubtful accounts of $308 and $804 as of December 31, 2005 and 2004, respectively	1,933	2,490
Notes receivable—McDonald's Corp.	2,248	732
Inventory	2,625	2,256
Current deferred tax assets	2,346	—
Prepaid expenses	8,611	4,854

Total current assets	17,824	10,332
Leasehold improvements, property and equipment, net	340,694	289,873
Other assets	2,653	2,825
Restricted cash and cash equivalents	—	380
Long-term deferred tax assets	13,586	—
Goodwill	17,738	26,243

Total assets	$392,495	$329,653

Liabilities and shareholders' equity
Current liabilities:
Cash overdraft	$—	$4,431
Accounts payable	13,188	11,803
Accrued payroll and benefits	9,723	7,308
Accrued liabilities	15,683	9,430
Accrued loss contingency	1,817	4,000
Current portion of deemed landlord financing	57	—
Due to McDonald's Corp.	1,514	1,691

Total current liabilities	41,982	38,663
Deferred rent	37,106	28,231
Deemed landlord financing	3,476	—
Other liabilities	577	193

Total liabilities	83,141	67,087

Shareholders' equity:
Class A common stock, $0.01 par value, 200,000 shares authorized, no shares outstanding as of December 31, 2005 and 2004	—	—
Convertible Class B common stock, $0.01 par value, 30,000 shares authorized, 26,281 shares issued and outstanding as of December 31, 2005 and 2004 (Note 1)	263	263
Additional paid-in capital	375,728	384,426
Tax receivable—McDonald's Corp.	(28,195)	(45,985)
Accumulated other comprehensive income	9	9
Accumulated deficit	(38,451)	(76,147)

Total shareholders' equity	309,354	262,566

Total liabilities and shareholders' equity	$392,495	$329,653

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Operations

(in thousands, except per share data)

	Years ended December 31
	2005	2004	2003
Revenue:
Restaurant sales	$625,077	$468,579	$314,027
Franchise royalties and fees	2,618	2,142	1,493

Total revenue	627,695	470,721	315,520

Restaurant operating costs:
Food, beverage and packaging	202,288	154,148	104,921
Labor	178,721	139,494	94,023
Occupancy	47,636	36,190	25,570
Other operating costs	82,976	64,274	43,527
General and administrative expenses	51,964	44,837	34,189
Depreciation and amortization	28,026	21,802	15,090
Pre-opening costs	1,971	2,192	1,631
Loss on disposal of assets	3,119	1,678	4,504

	596,701	464,615	323,455

Income (loss) from operations	30,994	6,106	(7,935)
Interest income	36	211	249
Interest expense	(790)	(191)	(28)

Income (loss) before income taxes	30,240	6,126	(7,714)
Benefit for income taxes	7,456	—	—

Net income (loss)	$37,696	$6,126	$(7,714)

Earnings (loss) per common share—basic	$1.43	$0.24	$(0.34)

Earnings (loss) per common share—diluted	$1.43	$0.24	$(0.34)

Weighted average common shares outstanding—basic	26,281	25,454	22,384

Weighted average common shares outstanding—diluted	26,374	25,520	22,384

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Shareholders' Equity and Comprehensive Income

(in thousands)

	Class B Common Stock (Note 1)
				Tax Receivable McDonald's Corp		Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount					Total
Balance, December 31, 2002	21,200	$212	$261,803	$(26,202)	$(74,559)	$—	$161,254
Issuance of common stock	2,173	22	37,946	—	—	—	37,968
Tax sharing benefit			10,910	(10,910)	—	—	—
Net loss	—	—	—	—	(7,714)	—	(7,714)

Balance, December 31, 2003	23,373	234	310,659	(37,112)	(82,273)	—	191,508
Issuance of common stock	2,908	29	64,894	—	—	—	64,923
Tax sharing benefit			8,873	(8,873)	—	—	—
Comprehensive income:
Net income	—	—	—	—	6,126	—	6,126
Foreign currency translation adjustment	—	—	—	—	—	9	9

Total comprehensive income	—	—	—	—	—	—	6,135

Balance, December 31, 2004	26,281	263	384,426	(45,985)	(76,147)	9	262,566
Tax sharing provision	—	—	(10,417)	17,790	—	—	7,373
Stock-based compensation	—	—	1,719	—	—	—	1,719
Net income	—	—	—	—	37,696	—	37,696

Balance, December 31, 2005	26,281	$263	$375,728	$(28,195)	$(38,451)	$9	$309,354

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	Years ended December 31
	2005	2004	2003
Operating activities
Net income (loss)	$37,696	$6,126	$(7,714)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,026	21,802	15,090
Current income tax (benefit) provision	15,541	(8,873)	(10,910)
Deferred income tax (benefit) provision	(2,654)	11,485	7,968
Change in valuation allowance	(20,343)	(2,612)	2,942
Loss on disposal of assets	3,119	1,678	4,504
Bad debt allowance	(359)	804	—
Stock-based compensation	2,103	193	—
Other	(678)	—	(301)
Changes in operating assets and liabilities:
Accounts receivable	916	(689)	(1,929)
Inventory	(369)	(790)	(433)
Prepaid expenses	(3,757)	(1,092)	(1,072)
Other assets	(477)	(145)	337
Accounts payable	5,553	(2,345)	5,040
Accrued liabilities	6,485	6,717	2,996
Due to McDonald's Corp.	(177)	155	(69)
Deferred rent	6,806	7,258	5,620

Net cash provided by operating activities	77,431	39,672	22,069

Investing activities
Purchases of leasehold improvements, property and equipment, net	(83,036)	(95,615)	(86,107)

Net cash used in investing activities	(83,036)	(95,615)	(86,107)

Financing activities
Net proceeds from sale of common stock	—	64,923	37,968
Proceeds from McDonalds—tax sharing agreement	7,402	—	—
Proceeds from McDonald's—intercompany notes	37,905	55,139	62,261
Payments to McDonald's—intercompany notes	(38,743)	(66,000)	(36,000)
Changes in cash overdrafts	(4,431)	1,881	(191)
Proceeds from deemed landlord financing	3,549	—	—
Payments on deemed landlord financing	(16)	—	—

Net cash provided by financing activities	5,666	55,943	64,038

Net change in cash and cash equivalents	61	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$61	$—	$—

Supplemental disclosures of cash flow information
Non-cash preopening rent capitalized to leasehold improvements	$2,667	$2,317	$1,965

Net purchases of leasehold improvements, property and equipment accrued in accounts payable	$(4,168)	$4,127	$(453)

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Financial Statements

(in thousands, except per share data)

1.     Description of Business and Summary of Significant Accounting Policies

        Chipotle Mexican Grill, Inc. (the "Company"), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 21 states throughout the United States and in the District of Columbia. As of December 31, 2005 and 2004, the Company operated 481 and 401 restaurants, respectively, and had eight restaurants operated by franchisees each year. McDonald's Corporation (McDonald's) is the majority owner of the Company (approximately 92% during 2005).

        The Company manages its operations based on four regions and has aggregated its operations to one reportable segment and one reporting unit.

Initial Public Offering

        In January 2006, the Company completed its offering of 6,061 shares of Class A common stock, $0.01 par value, in its initial public offering at a per share price of $22.00 receiving net proceeds of approximately $121.3 million. McDonald's, sold an additional 3,000 shares, including the underwriters' 1,182 over-allotment shares, in the initial public offering. In connection with the initial public offering, the Company filed restated articles of incorporation effecting the reclassification of all outstanding shares of Series B convertible preferred stock and Series C and Series D junior convertible preferred stock and all outstanding shares of common stock into one-third share of Class B common stock (the "Reclassification"). Class B common stock is a new class of stock generally having ten votes per share. Class A common stock, also a new class of stock with one vote per share, was issued and sold to investors in connection with the initial public offering. All other provisions of the Class A and Class B common stock are substantially the same. After the consummation of the initial public offering, McDonald's owns about 87% of the combined voting power of the Company's outstanding common stock and 65% of the economic interest of the Company. The accompanying consolidated financial statements and related notes reflect the effect of the Reclassification retroactively.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Management Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition

        Revenue from restaurant sales is recognized when food and beverage products are sold. A deferred liability is recognized for gift cards that have been sold but not yet redeemed at their anticipated redemption value. The Company recognizes revenue and reduces the related deferred liability when the gift cards are redeemed. Fees from franchised restaurants include continuing rent and service fees, initial fees and royalties. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon opening a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement.

Cash and Cash Equivalents

        The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

        Accounts receivable consists of tenant improvement receivables, credit card receivables, and miscellaneous receivables. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable based on a specific review of account balances. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

Inventory

        Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or market. The Company has no minimum purchase commitments with its vendors. The Company purchases certain key ingredients (steak, chicken, pork and tortillas) from a small number of suppliers.

Leasehold Improvements, Property and Equipment

        Leasehold improvements, property and equipment are stated at cost. Internal costs clearly associated with the acquisition, development and construction of a restaurant are capitalized. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

        The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	3-10 years
Equipment	3-7 years

Goodwill

        Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill resulted from McDonald's purchases of the Company. Goodwill determined to have an indefinite life is not subject to amortization, but instead is tested for impairment at least annually in accordance with the provision of Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company is required to make any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company's analysis, no impairment charges were recognized for the years ended December 31, 2005, 2004 and 2003.

Other Assets

        Other assets consist primarily of transferable liquor licenses which are carried at the lower of fair value or cost.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset ("SFAS 144"), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on the Company's analysis, no impairment charges were recognized for the years ended December 31, 2005, 2004 and 2003.

Fair Value of Financial Instruments

        The carrying value of the Company's financial assets and liabilities, because of their short-term nature, approximates fair value.

Income Taxes

        Prior to the Company's initial public offering in January 2006, it was not a separate taxable entity for federal and certain state income tax purposes. Its results of operations were included in the consolidated federal and state income tax returns of McDonald's. The Company will continue to be included in some state tax returns of McDonald's as long as McDonald's ownership percentage remains above 50%. The provision for income taxes is calculated on a separate income tax return basis. The Company recognizes deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset.

Equity-Based Compensation Plans

        Prior to January 1, 2005, the Company accounted for its equity-based compensation plan using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Prior to January 1, 2005, no compensation expense was recognized on stock option grants as the exercise price equaled the fair value at the date of grant. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes.

        Effective January 1, 2005, the Company early adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified-prospective transition method. Under this transition method, compensation cost in 2005 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recognized over the vesting period. The following table illustrates the effect on net income (loss) as if the fair value based method had been applied to all outstanding and unvested awards for the years ended December 31, 2004 and 2003.

	2004	2003
Net income (loss), as reported	$6,126	$(7,714)
Stock-based employee compensation expense	(527)	(434)

Pro forma net income (loss)	$5,599	$(8,148)

Earnings (loss) per share:
Basic, as reported	$0.24	$(0.34)

Diluted, as reported	$0.24	$(0.34)

Basic, pro forma	$0.22	$(0.36)

Diluted, pro forma	$0.22	$(0.36)

Restaurant Pre-Opening Costs

        Pre-opening costs are expensed as incurred. These costs include wages, benefits and travel for the training and opening teams, and food, beverage and other restaurant operating costs incurred prior to a restaurant opening for business.

Insurance Liability

        The Company maintains various insurance policies for workers' compensation, employee health, general liability and property damage. Pursuant to these policies, the Company is responsible for losses up to certain limits for general liability and property damage insurance and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management's estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted.

Advertising Costs

        Advertising is expensed as incurred and aggregated $10,748, $8,715 and $6,231 for the years ended December 31, 2005, 2004 and 2003, respectively.

Rent

        Rent expense for the Company's leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Rent expense for the period prior to store opening is capitalized and included in leasehold improvements in the consolidated balance sheet. Rent capitalized during the pre-opening period was $4,229, $3,626 and $2,489 for the years ended December 31, 2005, 2004 and 2003, respectively. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.

        Additionally, certain of the Company's operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers contingent rent, provided the achievement of that target is considered probable.

Foreign Currency Translation

        Currently, the Company has no operations outside the United States, but has created an international subsidiary to hold international trademarks. The Company's international entity uses its local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in shareholders' equity.

2.     Recently Issued Accounting Standards

        In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. SFAS 13-1, Accounting for Rental Costs Incurred during a Construction Period ("FSP 13-1"). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as expense. FSP 13-1 is effective for reporting periods beginning after December 15, 2005. Retroactive application is permitted, but not required. Had FSP 13-1 been effective, the Company would have recognized additional pre-opening costs of $4,229, $3,626 and $2,489 for the years ended December 31, 2005, 2004 and 2003, respectively.

3.     Leasehold Improvements, Property and Equipment

        Leasehold improvements, property and equipment were as follows:

	December 31
	2005	2004
Land	$6,557	$6,298
Leasehold improvements and buildings	320,941	262,332
Furniture and fixtures	36,266	29,814
Equipment	63,356	51,907

	427,120	350,351
Accumulated depreciation	(86,426)	(60,478)

	$340,694	$289,873

4.     Income Taxes

        Prior to the Company's initial public offering, it was not a separate taxable entity for federal and certain state income tax purposes. The Company's results of operations were included in the consolidated federal and state income tax returns of McDonald's and its affiliates. The Company will continue to be included in some state tax returns of McDonald's until McDonald's ownership percentage decreases below 50%. The provision for income taxes is calculated on a separate return basis.

        The components of the benefit for income taxes are as follows:

	Years ended December 31
	2005	2004	2003
Current tax benefit (provision):
Federal	$(13,426)	$7,487	$9,205
State	(2,115)	1,386	1,705

	(15,541)	8,873	10,910

Deferred tax benefit (provision):
Federal	3,429	(9,647)	(6,825)
State	(775)	(1,838)	(1,143)

	2,654	(11,485)	(7,968)

Valuation allowance	20,343	2,612	(2,942)

Total benefit for income taxes	$7,456	$—	$—

        During the year ended December 31, 2005, deferred taxes included an adjustment to the provision based on the actual tax returns filed, which resulted in an additional expense of $389. This true-up process also resulted in the receivable from McDonald's being reduced by $3,352 in the same period. Lastly, the Company recorded adjustments to deferred tax assets and liabilities for enacted changes in state tax laws, which resulted in an additional $240 expense for the year ended December 31, 2005.

        The following table shows the principal reasons for the difference between the effective tax rate and the United States federal statutory income tax rate:

	Years ended December 31
	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	4.8	4.8	4.7
Meals and entertainment	0.6	2.1	(1.3)
Other	2.2	0.7	(0.3)
Valuation allowance	(67.3)	(42.6)	(38.1)

Effective income tax rates	(24.7)%	0.0%	0.0%

        Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31,
	2005	2004
Long-term deferred income tax liability:
Leasehold improvements, property and equipment	$28,627	$33,846

Total long-term deferred income tax liability	28,627	33,846

Long-term deferred income tax asset:
Post-acquisition net operating loss carryforwards	34,743	45,985
Preacquisition net operating loss carryforwards	—	8,505
Deferred rent	6,162	4,341
Separate state net operating loss carryforwards	471	935
Stock compensation and other employee benefits	837	760
Valuation allowance	—	(26,680)

Total long-term deferred income tax asset	42,213	33,846

Net long-term deferred income tax asset	13,586	—

Current deferred income tax liability:
Prepaid assets and other	296	758

Total current deferred income tax liability	296	758

Current deferred income tax asset:
Allowances, reserves and other	975	2,060
Stock compensation and other employee benefits	844	866
AMT tax credit	823	—
Valuation allowance	—	(2,168)

Total current deferred income tax asset	2,642	758

Net current deferred tax asset	2,346	—

Total deferred tax asset	$15,932	$—

        As of December 31, 2005, the Company had total net operating losses ("NOLs") of approximately $95,143 (after utilizing $41,239 in 2005) which were utilized by McDonald's under the Company's tax sharing agreement (see below). Through December 31, 2004, a valuation allowance had been recorded to offset the deferred tax assets, including those related to the NOLs, net of deferred tax liabilities. During the year ended December 31, 2005, the Company determined that it was more likely than not that it would realize its deferred tax assets and a valuation allowance was no longer required. When a valuation allowance related to net deferred tax assets resulting from an acquisition is reversed, the related tax benefit reduces goodwill. During the year ended December 31, 2005, the Company released $28,848 of valuation allowance of which $8,505 was attributable to the net deferred tax assets of Chipotle at the date of McDonald's majority acquisition of the Company. The related release of valuation allowance has been recorded as a reduction of goodwill.

        In accordance with the tax allocation agreement between McDonald's and the Company, which is effective any time the Company is included in a consolidated return with McDonald's, the Company's tax liability is computed on a separate return basis. The Company would pay McDonald's for its allocated tax liability or if it benefited from net losses or tax credits of other members of the consolidated tax return. Likewise, McDonald's would compensate the Company if it had a net operating loss or tax credit during the tax year that is used by other members of McDonald's consolidated return. To the extent the Company generated taxable income, it would first be allocated to the separate return limitation year ("SRLY") losses. Once the SRLY losses had either been fully utilized or expired, the taxable income would be offset against the tax attributes/deferred tax assets previously used by McDonald's.

        McDonald's has utilized $118,041 of the Company's losses, as a reduction of taxable income in its consolidated return. No tax benefit was reflected in the consolidated statement of operations for McDonald's utilization of the Company's NOLs, but rather was treated as a capital contribution. As of December 31, 2005 and 2004, the Company has recorded a receivable from McDonald's in shareholder's equity in the consolidated balance sheet of $28,195 and $45,985, respectively, for these unreimbursed tax attributes.

        At the consummation of the Company's initial public offering, the Company exited the consolidated group for federal and some state tax purposes and will be reimbursed for the remaining tax attributes in accordance with the tax sharing agreement. The tax effect of all changes in the tax bases of assets and liabilities, such as the elimination of the deferred tax asset related to the post-acquisition net operating loss carryforwards, will be recorded in equity and the Company will convert to a net long-term deferred tax liability position.

5.     Shareholders' Equity

Preferred Stock

        Prior to the initial public offering, the Company was authorized to issue 40,000 shares of preferred stock with a $0.01 par value. As mentioned in Note 1, as of the effective date of the Company's initial public offering, each of the 8,034 shares of Series B convertible preferred stock and 3,975 shares of Series C and 8,511 shares of Series D junior convertible preferred stock outstanding were converted into one-third share of Class B common stock. The remaining preferred shares authorized had not been designated. In connection with the initial public offering, the Company authorized 600,000 shares of preferred stock with par value of $0.01, which have not been designated.

Common Stock

        The consolidated financial statements and related notes reflect retroactive application of the Reclassification (as discussed in Note 1) including the conversion of each of the outstanding shares of preferred stock and common stock into one-third share of Class B common stock. The restated certification of incorporation authorizes the issuance of an aggregate 230,000 shares of common stock consisting of 30,000 shares of Class B common stock with a $0.01 par value and 200,000 shares of Class A common stock with a $0.01 par value. Each share of Class B common stock is convertible at the option of the share holder into one share of Class A common stock. Class B common stock shares shall also convert to Class A common stock shares if a transfer of ownership occurs (except in, and subsequent to, a tax free distribution). Class B common stock shares participate equally in dividends with Class A common stock shares. Voting rights of Class B common stock shares and Class A common stock shares are generally the same, except Class B common stock shares have ten votes per share whereas Class A common stock shares have one vote per share, with certain exceptions. For example, for purposes of approving a merger or consolidation, a sale of substantially all property or a dissolution, each share of both Class A and Class B will have only one vote.

6.     Stock Based Compensation

Stock Options

        In 2002, the Company adopted the Chipotle Executive Stock Option Plan (the "Option Plan"). Under the Option Plan, 1,000 shares of common stock have been reserved for issuance to eligible employees. The Option Plan is administered by the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine when the options are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for options granted under the Option Plan cannot be less than fair market value at the date of grant. The options granted vest three years from the date of grant and expire after five years and six months. The Company does not intend to grant additional options under the Option Plan. Subsequent to the adoption of SFAS 123(R) (as discussed in Note 1) on January 1, 2005, compensation expense (as valued on the original grant date under SFAS 123) is recognized equally over the remaining life of the award. Compensation expense related to stock options was $350 ($211 net of tax) for the year ended December 31, 2005. No compensation expense was recognized in the years ended December 31, 2004 and 2003. As of December 31, 2005, there was $69 of unrecognized compensation expense related to unvested options that is expected to be recognized over the remaining 4 month vesting period.

        A summary of option activity under the Option Plan as of and for the years ended December 31, 2005, 2004 and 2003 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Options outstanding as of January 1, 2003	119	$14.97
Granted	122	$17.49	$6.81

Options outstanding as of December 31, 2003	241	$16.25
Granted	—	$—

Options outstanding as of December 31, 2004	241	$16.25
Expired	(6)	$14.97	$6.27
Forfeited	(10)	$17.49	$6.81

Options outstanding as of December 31, 2005	225	$16.23

        The following table reflects the vesting activity of options currently outstanding:

	Shares	Total Fair Value	Weighted- Average Exercise Price	Intrinsic Value	Weighted- Average Remaining Contractual Life
As of December 31, 2005:
Options vested and exercisable	112	$704	$14.97	$509	1.9

        Effective with the Company's initial public offering the Company adopted the Chipotle Mexican Grill, Inc. 2006 Incentive Plan (the "2006 Incentive Plan"). Under the 2006 Incentive Plan, 2,200 shares of Class A common stock have been authorized and reserved for issuances to eligible employees, of which 775 represents shares that were authorized for issuance, but not issued under the Option Plan. In conjunction with the initial public offering, the Company granted a one-time grant of 774 options to purchase shares of Class A common stock to all of its salaried employees. The exercise price of the options was set at the grant date fair value, the initial public offering price, of $22.00 per share. These options vest three years after the grant date and expire after seven years. Compensation expense for these options will be recognized equally over a three year vesting period. These options are not reflected in the diluted earnings per share calculations.

Stock Appreciation Rights

        In 2004, the Company adopted the Chipotle Stock Appreciation Rights Plan (the "SAR Plan"). The Company granted stock appreciation rights ("SARs") on 167 shares of common stock which vest three years from the date of grant and expire after five years and six months. The fair value of the common stock on the date of grant was $22.35 per share. The SARs are accounted for as a liability, and compensation expense is revalued each reporting period and recognized over the remaining vesting period. The liability is included in other liabilities in the consolidated balance sheet. During the year ended December 31, 2005, no SARs were granted, had expired, or were exercised and 18 SARs were forfeited. During 2004, none of the SARs granted had expired, were forfeited or exercised. In addition, none of the SARs outstanding as of December 31, 2005 are vested or exercisable. Compensation expense related to SARs was $384 and $193 ($231 and $193 net of tax) for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, there was $235 of unrecognized compensation expense related to unvested SARs. Effective with the Company's initial public offering, all SARs outstanding as of January 25, 2006 were converted into options to purchase 148 shares of Class A common stock. The options will have terms consistent with the original SARs, including the same vesting schedule (vesting in full in July 2007) and an exercise price of $22.35 per share. Upon conversion, the options will be accounted for as an equity award. The incremental compensation costs arising from the difference in the SARs fair value just prior to conversion and the fair value of the new award will be measured. The portion of the new award's incremental compensation expense related to service periods that have been completed as of the effective date will be recognized immediately. Remaining unrecognized compensation expense will be recognized over the remaining 1.5 year vesting period.

Nonvested Shares

        In 2005, the Company granted 153 shares of common stock with a grant-date fair value of $19.50 per share (a related party contemporaneous valuation) which vest evenly over three years. No shares vested or were forfeited during the year. Compensation expense is recognized over the vesting period and is included in general and administrative expenses in the consolidated statement of operations. Compensation expense was $1,369 ($1,104 net of tax) for the year ended December 31, 2005. As of December 31, 2005, there was $1,619 of unrecognized compensation expense related to unvested shares that is expected to be recognized over the remaining 2.3 year vesting period.

Fair Value of Equity Awards

        The following table reflects the assumptions utilized to value the 2003 stock option awards granted as well as the assumptions used to value the SARs as of December 31, 2005 under both SFAS 123(R) and SFAS 123 using the Black-Scholes valuation model. The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The expected life of the options is derived from historic behavior of representative employee groups. The full term of the options and SARs (together the "share units") was used for the expected life since the share units were granted to senior management where turnover is expected to be low and since they are expected to hold the shares units for the full term to obtain the maximum benefit. The Company has not paid dividends to date and does not plan to pay dividends in the near future. The volatility assumptions were derived from the Company's annual independent stock valuation and historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company.

	2005 (SARs)	2003 (Options)
Risk-free interest rate	3.9%	2.9%
Expected life (years)	5.0	5.5
Expected dividend yield	0.0%	0.0%
Volatility	37.0%	37.0%

        In accordance with SFAS 123(R), the SARs were revalued as of December 31, 2005 using the assumptions effective as of that date which are noted above.

McDonald's Options

        McDonald's issues stock options to certain employees of McDonald's Corporation and its subsidiaries. On February 2, 2001, stock option grants were issued to certain employees of the Company under the McDonald's Stock Ownership Incentive Plan (McDonald's Plan). The options became exercisable equally over four years, expire 10 years from the date of grant and have an exercise price of $29.43 per share of McDonald's stock. The Company has agreed to pay McDonald's $2,356 for its cost of participating in McDonald's Plan which was expensed equally over the four-year vesting period. As of December 31, 2005 and 2004, $1,178 of the amount was payable to McDonald's, half of which is due in 2006 and 2008, and is included in the amount due to McDonald's on the balance sheet.

7.     Employee Benefit Plans

        McDonald's sponsors a 401(k) plan which covers eligible employees of the Company. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2005, 2004 and 2003, Company matching contributions totaled approximately $828, $747 and $436, respectively.

8.     Related-Party Transactions

        The Company enters into short-term agreements with McDonald's to provide the Company with temporary capital. The Company has a line of credit with McDonald's, which was for $30,000 and $20,000 as of December 31, 2005 and 2004, respectively. The line of credit bears interest at the prime rate plus 100 basis points (8.25% and 6.25% as of December 31, 2005 and 2004, respectively). The weighted-average interest rate was 6.72%, 5.00% and 5.00% for the years ended December 31, 2005, 2004 and 2003, respectively. Interest is added to the outstanding principal monthly. The line of credit is due on demand and expires June 30, 2006 and is not expected to be renewed. For the years ended December 31, 2005, 2004 and 2003, interest expense was $691, $191 and $15, respectively. No amounts were outstanding as of December 31, 2005 or 2004.

        The Company invests its excess cash under short-term agreements with McDonald's. The agreement in place as of December 31, 2004 provided for interest at the 30-day Commercial Paper rate plus 50 basis points (2.66% as of December 31, 2004), was due on demand and expired April 14, 2005. The Company has not had an agreement in place since April 15, 2005, but has been operating under the terms of the previous agreement. Interest was added to the principal monthly. For the years ended December 31, 2005, 2004 and 2003, interest income was $12, $205 and $244, respectively. As of December 31, 2005 and 2004, the Company had $2,248 and $732, respectively, deposited under this arrangement.

        The consolidated statement of operations reflects charges from McDonald's of $8,790, $7,711 and $4,917 for the years ended December 31, 2005, 2004 and 2003, respectively. These charges primarily related to reimbursements of payroll and related expenses for certain McDonald's employees that perform services for the Company, insurance coverage, software maintenance agreements and non-income based taxes. The charges are specifically identifiable to the Company. The Company cannot estimate with any reasonable certainty what these charges would have been on a stand-alone basis. However, the Company feels that these charges are indicative of what it could have incurred on a stand-alone basis.

        The Company leases office and restaurant space from McDonald's and its affiliates. Rent expense was $404, $306 and $243 for such leases for the years ended December 31, 2005, 2004 and 2003, respectively.

9.     Leases

        The Company generally operates its restaurants in leased premises. Lease terms for traditional shopping center or building leases generally include combined initial and option terms of 20-25 years. Ground leases generally include combined initial and option terms of 30-50 years. The option terms in each of these leases are typically in five-year increments. Typically, the lease includes rent escalation terms every five years including fixed rent escalations, escalations based on inflation indexes, and fair market value adjustments. Certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. The leases generally provide for the payment of common area maintenance, property taxes, insurance and various other use and occupancy costs by the Company. In addition, the Company is the lessee under non-cancelable leases covering certain offices and vehicles.

        Future minimum lease payments required under existing operating leases as of December 31, 2005 are as follows:

2006	$45,158
2007	45,039
2008	44,241
2009	44,471
2010	44,366
Thereafter	555,464

Total minimum lease payments	$778,739

        Minimum lease payments have not been reduced by minimum sublease rentals of $12,615 due in the future under non-cancelable subleases.

        Rental expense consists of the following:

	For the years ended December 31,
	2005	2004	2003
Minimum rentals	$42,506	$33,201	$23,688
Contingent rentals	$431	$284	$196
Sublease rental income	$(2,070)	$(1,632)	$(1,143)

        During the year ended December 31, 2005, the Company entered into five sales and leaseback transactions. These transactions do not qualify for sales leaseback accounting because of the Company's deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The assets under deemed landlord financing, net, totaled $2,907 and the deemed landlord financing liability was $3,533 as of December 31, 2005. The future minimum lease payments for each of the next five years and thereafter for deemed landlord financing obligations are as follows

2006	$310
2007	310
2008	310
2009	310
2010	316
Thereafter	5,273

Total minimum lease payments	6,829
Less: Interest implicit in lease	(3,296)

Total deemed landlord financing	$3,533

10.   Earnings Per Share

        In connection with the Company's initial public offering, the Reclassification (as discussed in Note 1) converted each share of Series B convertible preferred stock, Series C and Series D junior convertible preferred stock and common stock, issued and outstanding as of the effective date of the initial public offering, into one-third share of class B common stock. The share and per share data presented reflect the retroactive application of the Reclassification.

        Basic earnings per common share is calculated by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per common share ("Diluted EPS") is calculated using income (loss) available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include potential common shares related to stock options and non-vested stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Options to purchase 241 shares of common stock in 2003 at a weighted-average exercise price of $16.00, which were outstanding during the period, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

        The following table sets forth the computations of basic and dilutive earnings per common share:

	Year ended December 31,
	2005	2004	2003
Net income (loss)	$37,696	$6,126	$(7,714)
Shares:
Weighted average number of common shares outstanding	26,281	25,454	22,384
Dilutive stock options	67	66	—
Dilutive non-vested stock	26	—	—

Diluted weighted average number of common shares outstanding	26,374	25,520	22,384

Basic earnings (loss) per share	$1.43	$0.24	$(0.34)

Diluted earnings (loss) per share	$1.43	$0.24	$(0.34)

11.   Contingencies

        In August 2004, the merchant bank that processes the Company's credit and debit card transactions, informed the Company it may have been the victim of a possible theft of credit and debit card data. Together with two forensic auditing firms, the Company investigated the alleged theft and reviewed its information systems and information security procedures. The Company also reported the problem to federal law enforcement authorities and has been cooperating in their investigation. While to date the Company has not discovered conclusive evidence that a theft occurred, the Company has upgraded its information security systems, including remediating the specific problems identified during the forensic audits. During 2004, the Company recorded a reserve for the potential exposure for losses and fines of $4,000. Through December 31, 2005, the Company utilized $2,183 of the reserve to cover fines and losses, which does not take into account a fine of $440 assessed by MasterCard in December 2005 which is expected to be charged against the reserve in 2006. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly.

        In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2005. These matters could affect the operating results of any one quarter when resolved in future periods. However, management believes after final disposition, any monetary liability or financial impact to the Company beyond that provided for at the end of the year would not be material to the Company's annual consolidated financial statements.

        The Company is party to an irrevocable standby letter of credit that ensures the Company's performance/payment to Enterprise Fleet Services related to a leasing arrangement for vehicles in which $800 was outstanding as of December 31, 2005 and 2004.

12.   Quarterly Financial Data (Unaudited)

        Summarized unaudited quarterly financial data:

	2005
	March 31	June 30	September 30	December 31
Revenue	$133,416	$156,296	$164,670	$173,313
Operating income	$4,439	$9,321	$9,499	$7,735
Net income	$2,626	$25,725	$5,083	$4,262
Basic earnings per share	$0.10	$0.98	$0.19	$0.16
Diluted earnings per share	$0.10	$0.98	$0.19	$0.16
	2004
	March 31	June 30	September 30	December 31
Revenue	$101,442	$117,248	$124,563	$127,468
Operating income (loss)	$702	$4,944	$4,215	$(3,755)
Net income (loss)	$515	$5,034	$4,293	$(3,716)
Basic earnings (loss) per share	$0.02	$0.20	$0.16	$(0.14)
Diluted earnings (loss) per share	$0.02	$0.20	$0.16	$(0.14)

        The earnings (loss) per share presented reflects the retroactive application of the Reclassification.

        The quarterly results were impacted by the following unusual or infrequent events:

        In the second quarter of 2005, the Company determined that it was more likely than not that it would realize its deferred tax assets and reversed its valuation allowance of $20,343, resulting in a net tax benefit of $16,739 in that quarter.

        In the fourth quarter of 2004, the Company recorded charges of $4,000 to establish a reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card charges and for the cost of replacing cards and monitoring expenses and fees, which reduced the Company's operating income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Security Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of Chipotle's management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of Chipotle's disclosure controls and procedures. Based on the foregoing, the Chipotle Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that Chipotle's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b)
Section 404 compliance project.

        Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting.

        In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Except as described above, during the fourth quarter of fiscal year 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)
Inherent limitations of the effectiveness of internal control.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2005.

        Information regarding the Company's Director Code of Conduct, Code of Conduct, Code of Ethics for the Chief Executive Officer, Code of Ethics for the Chief Financial Officer, Code of Ethics for President and Chief Operating Officer and Code of Ethics for Principal Accounting Officer are incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2005. Any amendments to, or waivers from, a provision of our codes of ethics that apply to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.chipotle.com.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.    All Financial statements

        Consolidated financial statements filed as part of this report are listed under Item 8 "Financial Statements and Supplementary Data."

  2.
  Financial statement schedules

        No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

  3.
  Exhibits

        The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.
3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.
4.1	Form of Stock Certificate for Class A Common and Class B Common Shares
10.1	Chipotle Executive Stock Option Plan.*†
10.2	Chipotle Stock Appreciation Rights Plan.*†
10.3	Chipotle 2006 Cash Incentive Plan.*†
10.4	Chipotle 2006 Stock Incentive Compensation Plan, including the form of Option Agreement and the form of Option Agreement for converted SARs.*†
10.5	Services Agreement between Chipotle Mexican Grill, Inc. and McDonald's Corporation.
10.6	Amended and Restated Registration Rights Agreement among Chipotle Mexican Grill, Inc., McDonald's Ventures, LLC and certain shareholders.
10.7	Restricted Stock Award Agreement between Chipotle Mexican Grill, Inc. and Montgomery F. Moran.*†
10.8	Summary of Director Compensation†
21.1	Subsidiaries of Chipotle Mexican Grill, Inc.*
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature pages hereto).
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of President of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Chief Financial Officer and President of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Management contract or compensatory plan or arrangement.

*
Incorporated herein by reference to the Chipotle Mexican Grill, Inc.'s Registration Statement on Form S-1 (File No. 333-129221).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/s/ JOHN R. HARTUNG Name: John R. Hartung Title: Chief Finance and Development Officer

Date: March 17, 2006

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Ells, Montgomery Moran and John Hartung, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ STEVE ELLS Steve Ells	March 17, 2006	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors
/s/ MONTGOMERY F. MORAN Montgomery F. Moran	March 17, 2006	President and Chief Operating Officer (principal operating officer)
/s/ JOHN R. HARTUNG John R. Hartung	March 17, 2006	Chief Finance and Development Officer (principal financial officer)
/s/ ROBIN S. ANDERSON Robin S. Anderson	March 17, 2006	Executive Director and Controller (principal accounting officer)
/s/ ALBERT S. BALDOCCHI Albert S. Baldocchi	March 17, 2006	Director
/s/ JOHN S. CHARLESWORTH John S. Charlesworth	March 17, 2006	Director
/s/ PATRICK J. FLYNN Patrick J. Flynn	March 17, 2006	Director
/s/ DARLENE J. FRIEDMAN Darlene J. Friedman	March 17, 2006	Director
/s/ MATS LEDERHAUSEN Mats Lederhausen	March 17, 2006	Director