Form 10-Q
period 2006-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2006-05-09
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.    20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Registrant’s telephone number, including area code: (303) 595-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

☐    Large accelerated filer                    ☐    Accelerated filer                     ☒    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☒    No

As of May 1, 2006 there were 9,163,354 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 23,287,288 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

PART I

ITEM 1. FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash	$133,464	$61
Accounts receivable, net of allowance for doubtful accounts of $446 and $308 as of March 31, 2006 and December 31, 2005, respectively	2,773	1,933
Notes receivable—McDonald’s Corp.	—	2,248
Inventory	3,049	2,625
Current deferred tax asset	1,047	2,346
Prepaid expenses	6,979	8,611

Total current assets	147,312	17,824
Leasehold improvements, property and equipment, net	345,790	340,694
Other assets	2,748	2,653
Long-term deferred tax asset	—	13,586
Goodwill	17,738	17,738

Total assets	$513,588	$392,495

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,290	$13,188
Accrued payroll and benefits	10,847	9,723
Accrued liabilities	14,734	15,683
Accrued loss contingency	1,270	1,817
Current portion of deemed landlord financing	58	57
Due to McDonald’s Corp.	3,228	1,514
Income tax payable	4,601	—

Total current liabilities	44,028	41,982
Deferred rent	38,723	37,106
Deemed landlord financing	3,461	3,476
Deferred income tax liability	19,496	—
Other liabilities	—	577

Total liabilities	105,708	83,141

Shareholders’ equity:
Class A common stock, $0.01 par value, 200,000 shares authorized, 9,145 and no shares outstanding as of March 31, 2006 and December 31, 2005, respectively	91	—
Convertible Class B common stock, $0.01 par value, 30,000 shares authorized, 23,295 and 26,281 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively (Note 2)	234	263
Additional paid-in capital	464,372	375,728
Tax receivable—McDonald’s Corp.	(26,363)	(28,195)
Accumulated other comprehensive income	9	9
Accumulated deficit	(30,463)	(38,451)

Total shareholders’ equity	407,880	309,354

Total liabilities and shareholders’ equity	$513,588	$392,495

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Revenue:
Restaurant sales	$186,411	$132,917
Franchise royalties and fees	604	499

Total revenue	187,015	133,416

Restaurant operating costs:
Food, beverage and packaging	59,232	43,062
Labor	52,937	39,663
Occupancy	13,872	10,545
Other operating costs	23,238	17,314
General and administrative expenses	15,267	11,218
Depreciation and amortization	8,003	6,457
Pre-opening costs	1,110	450
Loss on disposal of assets	623	268

	174,282	128,977

Income from operations	12,733	4,439
Interest income	970	23
Interest expense	(64)	(79)

Income before income taxes	13,639	4,383
Provision for income taxes	(5,651)	(1,757)

Net income	$7,988	$2,626

Earnings per common share:
Basic	$0.26	$0.10

Diluted	$0.26	$0.10

Weighted average common shares outstanding:
Basic	30,683	26,281

Diluted	31,078	26,316

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2006	2005
Operating activities
Net income	$7,988	$2,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,003	6,457
Current income tax provision	1,832	2,497
Deferred income tax benefit	(1,185)	(740)
Loss on disposal of assets	623	268
Bad debt allowance	138	—
Stock-based compensation	1,520	300
Other	—	76
Changes in operating assets and liabilities:
Accounts receivable	(978)	(60)
Inventory	(424)	(63)
Prepaid expenses	1,632	(1,516)
Other assets	(95)	429
Accounts payable	(3,570)	(508)
Accrued liabilities	(372)	161
Income tax payable	4,601	—
Due to McDonald’s Corp.	1,714	67
Deferred rent	1,767	1,013

Net cash provided by operating activities	23,194	11,007

Investing activities
Purchases of leasehold improvements, property and equipment, net	(14,200)	(18,622)

Net cash used in investing activities	(14,200)	(18,622)

Financing activities
Proceeds from sale of common stock	133,333	—
Costs of issuing common stock	(12,400)	—
Proceeds from option exercises	839	—
Excess tax benefit on stock-based compensation	403	—
Payments on deemed landlord financing	(14)	—
Proceeds from McDonald’s—intercompany notes	2,248	26,219
Payments to McDonald’s—intercompany notes	—	(12,000)
Changes in cash overdrafts	—	(4,431)

Net cash provided by financing activities	124,409	9,788

Net change in cash and cash equivalents	133,403	2,173
Cash and cash equivalents at beginning of period	61	—

Cash and cash equivalents at end of period	$133,464	$2,173

Supplemental disclosures of cash flow information
Non-cash pre-opening rent capitalized to leasehold improvements	$—	$477

Net purchases of leasehold improvements, property and equipment accrued in accounts payable	$328	$5,277

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollars and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 22 states throughout the United States and in the District of Columbia. As of March 31, 2006, the Company operated 496 restaurants and had eight restaurants operated by franchisees. McDonald’s Corporation (McDonald’s) is the majority owner of the Company with about 87% of the combined voting power of the Company’s outstanding common stock and 65% of the economic interest of the Company. In April 2006, McDonald’s announced it plans to reduce its ownership in the near term and complete the separation of its interest, subject to market conditions, by year end.

The Company manages its operations based on four regions and has aggregated its operations to one reportable segment and one reporting unit.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

2. Initial Public Offering

In January 2006 the Company completed its initial public offering of 6,061 shares of Class A common stock, $0.01 par value, at a per share price of $22.00 with net proceeds to the Company of approximately $120.9 million (the “initial public offering”). McDonald’s sold an additional 3,000 shares including the underwriters’ over-allotment shares. In connection with the initial public offering, the Company filed a restated certificate of incorporation effecting the reclassification of all outstanding shares of Series B convertible preferred stock and Series C and Series D junior convertible preferred stock and all outstanding shares of common stock into one-third share of Class B common stock (the “Reclassification”). The accompanying unaudited consolidated financial statements and related notes reflect the effect of the Reclassification retroactively.

The restated certificate of incorporation authorizes the issuance of an aggregate 230,000 shares of common stock consisting of 30,000 shares of Class B common stock with a $0.01 par value and 200,000 shares of Class A common stock with a $0.01 par value. Each share of Class B common stock is convertible at the option of the shareholder into one share of Class A common stock. Class B common stock shares shall also convert to Class A common stock shares if a transfer of ownership occurs (except in, and subsequent to, a tax free distribution). Class B common stock shares participate equally in dividends with Class A common stock shares. Voting rights of Class B common stock shares and Class A common stock shares are generally the same, except Class B common stock shares have ten votes per share whereas Class A common stock shares have one vote per share, with certain exceptions. For example, for purposes of approving a merger or consolidation, a sale of substantially all property or a dissolution, each share of both Class A and Class B will have only one vote.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(dollars and share amounts in thousands, unless otherwise specified)

3. Adoption of New Accounting Principle

Effective January 1, 2006 on a prospective basis, the Company adopted Financial Accounting Standards Board’s (“FASB”) Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). Under FSP 13-1, rental costs associated with ground or building operating leases incurred during the construction period (“pre-opening rent”) are to be expensed. Accordingly, the Company recognized additional pre-opening expense of $652 ($393 net of tax) for the three months ended March 31, 2006. Prior to adoption of FSP 13-1, pre-opening rent was capitalized and included in leasehold improvements in the consolidated balance sheet. Had pre-opening rent been accounted for under FSP 13-1 in 2005, $1,069 ($644 net of tax) of additional pre-opening costs would have been recognized as expense in the three months ended March 31, 2005.

4. Earnings Per Share

Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per common share (“Diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options and non-vested stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. There were no anti-dilutive options for the three months ended March 31, 2006 or 2005.

The following table sets forth the computations of basic and dilutive earnings per common share:

	Three months ended March 31,
	2006	2005
Net income	$7,988	$2,626
Shares:
Weighted average number of common shares outstanding	30,683	26,281
Dilutive stock options	278	35
Dilutive non-vested stock	117	—

Diluted weighted average number of common shares outstanding	31,078	26,316

Basic earnings per share	$0.26	$0.10

Diluted earnings per share	$0.26	$0.10

5. Stock-based Compensation

Stock Options

Effective with the Company’s initial public offering the Company adopted the Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan (the “2006 Incentive Plan”). Under the 2006 Incentive Plan, 2,200 shares of Class A common stock have been authorized and reserved for issuances to eligible employees. In conjunction with the initial public offering, the Company made a one-time grant of 774 options to purchase shares of its Class A common stock to all of its salaried employees. The exercise price of the options was set at the grant date fair

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(dollars and share amounts in thousands, unless otherwise specified)

value of $22.00 per share. These options vest three years after the grant date and expire after seven years. Compensation expense for these options will be recognized equally over the three-year vesting period. Also during the three months ended March 31, 2006, the Company modified certain options of terminated employees to accelerate vesting resulting in additional compensation expense in the first quarter. Compensation expense, including the portion related to accelerated options in 2006, was $891 and $143 ($536 and $86 net of tax) for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $5,763 of unrecognized compensation expense related to unvested options that is expected to be recognized over the remaining 34-month vesting period.

In February and March 2006, options to purchase an aggregate of 47 shares of the Company’s Class A common stock were exercised.

Stock Appreciation Rights

In 2004, the Company adopted the Chipotle Stock Appreciation Rights Plan (the “SAR Plan”). Compensation expense related to SARs was $23 and $159 ($14 and $96 net of tax) for the three months ended March 31, 2006 and 2005, respectively. Effective with the Company’s initial public offering, all SARs outstanding as of January 25, 2006 were converted into options to purchase an aggregate of 148 shares of Class A common stock. The options will have terms consistent with the original SARs, including the same vesting schedule (vesting in full in July 2007) and an exercise price of $22.35 per share. Effective with the conversion, the options are accounted for as an equity award. The incremental compensation costs arising from the difference in the SARs fair value just prior to conversion and the fair value of the new award were measured. The portion of the new award’s incremental compensation expense related to service periods that have been completed as of the effective date of $149 was recognized immediately. Remaining unrecognized compensation expense of $411 will be recognized over the remaining 15 month vesting period.

6. Income Taxes

At the consummation of the Company’s initial public offering, the Company exited McDonald’s consolidated tax group for federal and some state tax purposes and will be reimbursed for the remaining tax attributes in accordance with the tax sharing agreement. Due to the exit from McDonald’s consolidated tax group, the Company eliminated the deferred tax asset related to the post-acquisition net operating loss carryforwards of $32,859 and alternative minimum tax (“AMT”) credits of $918 through equity. As a result, the Company converted to a net long-term deferred tax liability position of $19,496 as of March 31, 2006. There were no other significant changes to the Company’s deferred tax balances as a result of the tax deconsolidation.

7. Related-Party Transactions

The Company entered into short-term agreements with McDonald’s to provide the Company with temporary capital. The line of credit bearing interest at the prime rate plus 100 basis points expires June 30, 2006 and is not expected to be renewed. For the three months ended March 31, 2006 and 2005, interest expense was $0 and $79, respectively. No amounts were outstanding as of March 31, 2006 or December 31, 2005.

Until the initial public offering, the Company invested its excess cash under short-term agreements with McDonald’s. The Company did not have an agreement in place, but had been operating under the terms of the previous agreement which expired April 14, 2005. Interest is added to the principal monthly. For the three

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(dollars and share amounts in thousands, unless otherwise specified)

months ended March 31, 2006 and 2005, interest income was $7 and $0, respectively. As of March 31, 2006 no amount was outstanding. As of December 31, 2005, $2,248 was on deposit under this agreement.

The consolidated statement of operations reflects charges from McDonald’s of $2,616 and $2,128 for the three months ended March 31, 2006 and 2005, respectively. These charges primarily related to reimbursements of insurance coverage, 401(k) matching contributions, payroll and related expenses for certain McDonald’s employees that perform services for the Company, software maintenance agreements and non-income based taxes. The charges are specifically identifiable to the Company. These services are now pursuant to a services agreement the Company entered into with McDonald’s upon completion of the initial public offering. The Company cannot estimate with any reasonable certainty what these charges would have been on a stand-alone basis. However, the Company feels that these charges are indicative of what it could have incurred on a stand-alone basis.

The Company leases office and restaurant space from McDonald’s and its affiliates. Rent expense was $87 and $78 for such leases for the three months ended March 31, 2006 and 2005, respectively.

8. Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2006. These matters could affect the operating results of any one quarter when resolved in future periods. However, management believes after final disposition, any monetary liability or financial impact to the Company would not be material to the Company’s consolidated financial statements.

In addition, the Company is involved in claims relating to the possible theft of our customers’ credit and debit card data. Through the end of March 2006, the Company has received claims through the bank that processes our credit and debit cards with respect to fewer than 2,000 purportedly fraudulent credit and debit card charges allegedly arising out of this matter in an aggregate amount of about $1,395. The Company also incurred $1,335 of expense in connection with fines imposed by the Visa and MasterCard card associations on the acquiring bank. In 2004, the Company recorded a reserve for the potential exposure for losses and fines of $4,000. Through March 31, 2006, the Company utilized $2,730 of the reserve to cover fines and losses. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our projections of the number of restaurants we intend to open, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005 and in Item 1A, “Risk Factors,” in Part II of this report.

Overview

We operate fast casual, fresh Mexican food restaurants in 22 states throughout the United States and in the District of Columbia. Our total revenue, generated primarily through restaurant sales of food and beverages, was $187.0 million for the three months ended March 31, 2006, a 40.2% increase from the same period in 2005. The increase was driven primarily by 77 new restaurant openings since April 2005, 15 of which were in the first quarter of 2006, and comp restaurant sales increases of 19.7% for the first quarter of 2006. We expect quarterly comparable restaurant sales increases to decelerate throughout the year as sequential comparisons become more difficult. Comp restaurant sales include company-owned restaurants only and represent the change in period-over-period sales for the comparable restaurant base. A restaurant becomes comparable in its 13th month of operation.

Several factors affect our restaurant sales in any period, including mainly the number of restaurants in operation and average restaurant sales. As of March 31, 2006 and 2005, we operated 496 and 419 restaurants, respectively, and had eight restaurants operated by franchisees in each period. Average restaurant sales for restaurants open at least 12 full months were $1.502 million and $1.363 million for the trailing 12 month period ended March 31, 2006 and 2005, respectively. We intend to open a total of 80 to 90 restaurants in 2006, including 15 which were opened in the first quarter of 2006.

Our combined food, beverage and packaging costs, labor, occupancy and other operating costs have increased to $149.3 million in the three months ended March 31, 2006 as we opened new restaurants and processed a higher number of transactions in each restaurant. General and administrative expenses have increased as a result of hiring more employees as we grew, increases in stock-based compensation expense and adding new positions in order to operate as a public company. Depreciation and amortization has increased as we continually are opening new restaurants. Pre-opening expense has increased as a result of our adoption of FASB Staff Position FAS 13-1 Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”), effective January 1, 2006.

Certain Trends and Uncertainties

Relationship with McDonald’s

Our relationship with McDonald’s has enabled us to obtain pricing benefits for some products and services. We plan to file a registration statement for the sale by McDonald’s and other selling shareholders, of up to 4.9 million shares in an underwritten offering. Assuming all shares in the offering are sold, McDonald’s would own approximately 83% of the voting interest in us and approximately 52% of the economic interest, excluding any exercise of the underwriter’s over-allotment. McDonald’s has also announced its intention to dispose of all its remaining interest in us through a tax free exchange offer to its shareholders by year-end 2006, subject to market conditions. We will incur increased costs due to the decrease in McDonald’s ownership interest in us and may lose some benefits of our relationship with McDonald’s. For example:

•	McDonald’s relationship with Coca-Cola has helped us contain our beverage costs and we may lose some of that pricing advantage when we are no longer a consolidated subsidiary of McDonald’s or we may have to negotiate with other beverage suppliers to remain competitive;

•	We expect to need new service providers to provide certain corporate insurance and employee benefits (including health and worker’s compensation insurance) and to administer our 401(k) plan at or about the time when McDonald’s beneficially holds 80% or less of the combined voting power of our outstanding stock.

In light of McDonald’s plans, we have begun to evaluate alternatives to ensure that our separation from McDonald’s will occur without any material disruption in the services or the relationships with the suppliers or service providers described above. We have not made final determinations in this respect, and we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy. We cannot now quantify the potential impacts to our expenses.

We expect to incur additional non-recurring audit, legal and printing costs in relation to the transactions McDonald’s plans in order to complete its disposition of its interests in us.

Public Company Expenses

As a separate public company we have incurred, and will continue to incur, additional legal, accounting and other expenses that we did not incur as a majority-owned private subsidiary of McDonald’s. We expect these additional expenses to be a few million dollars in each of 2006 and future years.

Sourcing

Our “food with integrity” strategy has been constrained to some extent by available supply of naturally raised ingredients. We’ve attempted to be thoughtful when expanding that initiative so that we don’t outpace available supply. Some of our ingredients come from small farms that have facilities that must comply with Chipotle protocols for naturally raised ingredients, and federal and Chipotle standards for processing plants, and they may face economic or other limits on their growth. We believe that consumers’ increasing concern about where and how food is raised, environmental management and animal husbandry will foster demand for these foods, which will in turn attract the interest and capital investment of additional farms and suppliers. That said, we understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing “food with integrity” with our desire to provide great food at reasonable prices. If our focus resonates with consumers, it should improve our sourcing flexibility, although we’d expect that these kinds of ingredients and other raw materials will remain more expensive than commodity-priced equivalents for some time to come.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average restaurant sales are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. The number of trading days, that is the number of days in a quarter when a restaurant is open, can also affect our results; however, they typically do not have a significant impact.

Our quarterly results are also affected by other factors such as the number of new restaurants opened in a quarter and unanticipated events. New restaurants have lower margins immediately following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies. Because we tend to open more new restaurants later in the fiscal year, our fourth quarter net income may be lower than in other quarters. In addition, unanticipated events also impact our results. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for the year.

Results of Operations

As our business grows and we open more restaurants and hire more people, our food, beverage, packaging costs, labor, occupancy and other restaurant operating costs increase. Our operating results for the three months ended March 31, 2006 and 2005 are expressed as a percentage of total revenue below:

	Three months ended March 31,
	2006	2005
	(% of revenue)
Restaurant sales	99.7%	99.6%
Franchise royalties and fees	0.3	0.4

Total revenue	100.0	100.0
Food, beverage and packaging costs	31.7	32.3
Labor costs	28.3	29.7
Occupancy costs	7.4	7.9
Other operating costs	12.4	13.0
General and administrative expenses	8.2	8.4
Depreciation and amortization	4.3	4.8
Pre-opening costs	0.6	0.3
Loss on disposal of assets	0.3	0.2

Total costs and expenses	93.2	96.7

Income from operations	6.8	3.3
Interest income	0.5	—
Interest expense	—	(0.1)

Income before income taxes	7.3	3.3
Provision for income taxes	(3.0)	(1.3)

Net income	4.3%	2.0%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The table below presents our operating results for the three months ended March 31, 2006 and 2005 and the related period-to-period changes:

	Three months ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
	(in millions, except percentages)
Restaurant sales	$186.4	$132.9	$53.5	40.2%
Food, beverage and packaging costs	59.2	43.1	16.2	37.6
Labor costs	52.9	39.7	13.3	33.5
Occupancy costs	13.9	10.5	3.3	31.6
Other operating costs	23.2	17.3	5.9	34.2
General and administrative expenses	15.3	11.2	4.0	36.1
Depreciation and amortization	8.0	6.5	1.5	23.9
Pre-opening costs	1.1	0.5	0.7	n/m	*
Loss on disposal of assets	0.6	0.3	0.4	n/m	*
Net interest income (expense)	0.9	(0.1)	1.0	n/m	*
Provision for income taxes	(5.7)	(1.8)	(3.9)	n/m	*

*	Not meaningful.

Restaurant Sales. Of the $53.5 million increase in restaurant sales, $26.1 million was due to an increase in comp restaurant sales, $24.7 million resulted from company-operated restaurants opened in 2005 that were not yet comparable and $2.8 million was due to 15 company-operated restaurants opened in 2006. Average restaurant sales for the trailing 12-month period ended March 31, 2006 increased 10.2% to $1.502 million from $1.363 million for the trailing 12-month period ended March 31, 2005, driven primarily by comp restaurant sales growth of 19.7% that reflected our focus on improving service time and increasing nationwide awareness of our brand. A substantial majority of the comp restaurant sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases in certain markets.

Food, Beverage and Packaging Costs. As a percentage of total revenue, food, beverage and packaging costs decreased due primarily to the impact of menu price increases in selected markets and favorable commodity prices offset by higher fuel costs.

Labor Costs. Labor costs as a percentage of revenue decreased primarily due to improved employee efficiency resulting from an increase in the number of transactions which did not require a corresponding increase in staff.

Occupancy Costs. As a percentage of total revenue, occupancy costs decreased due to higher average restaurant sales on a partially fixed-cost base. The decrease was partially offset by inflationary pressures on rents and the opening of restaurants in more expensive locations such as New York City and San Francisco Bay Area.

Other Operating Costs. Other operating costs as a percentage of total revenue decreased primarily due to the effect of higher average restaurant sales on a partially fixed-cost base and a temporary reduction in marketing costs.

General and Administrative Expenses. The increase in general and administrative expenses primarily resulted from hiring more employees as we grew, increases in stock-based compensation expense and adding new positions in order to operate as a public company. Stock-based compensation increased as a result of a one-time broad-based stock option grant at the time of the initial public offering of our Class A common stock and the modification of certain options for terminated employees. As a percentage of total revenue, general and administrative expenses decreased due primarily to the effect of higher average restaurant sales on a partially fixed-cost base.

Depreciation and Amortization. Depreciation and amortization increased primarily due to restaurants opened in 2006 and in 2005. As a percentage of total revenue, depreciation and amortization decreased to 4.3% in 2006 from 4.8% in 2005 primarily due to higher average restaurant sales.

Pre-Opening Costs. Pre-opening costs increased principally because of the change in accounting principle required by FSP 13-1. FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as expense in reporting periods beginning after December 15, 2005. Accordingly, we recognized additional pre-opening expense of $0.7 million in the first quarter of 2006 under this principle. Had FSP 13-1 been effective in 2005, we would have recognized additional pre-opening costs of approximately $1.1 million in the first quarter of 2005.

Loss on Disposal of Assets. The increase in loss on disposal of assets was largely due to write-offs of equipment as a result of store maintenance and system upgrades.

Net Interest Income. The increase in interest income (net of interest expense) resulted from investing the net proceeds from our initial public offering in short-term investments with maturities of three months or less during the first quarter of 2006.

Provision for Income Taxes. The increase in the provision for income taxes is a result of our growth in income from operations and taxable income as well as an increase in our effective tax rate to 41.4%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. Prior to our initial public offering, we financed these requirements primarily through equity sales to McDonald’s and others as well as through cash flows from operations. Upon the closing of our initial public offering in January 2006 we received net proceeds from the offering of approximately $120.9 million. We plan to use the proceeds to provide additional long-term capital support to the growth of our business (primarily through opening restaurants), to continue to maintain our existing restaurants and for general corporate purposes. As of March 31, 2006, we had $133.5 million cash and cash equivalents.

We have also historically obtained short-term borrowings from McDonald’s from time to time under documented lines of credit at an interest rate equal to the U.S. prime rate plus 100 basis points. The existing line of credit with McDonald’s (under which there were no borrowings outstanding as of March 31, 2006) will expire in June 2006 and is not expected to be renewed.

Operating Activities. Net cash provided by operating activities was $23.2 million for the three months ended March 31, 2006 compared to $11.0 million for the same period in 2005. The increase was primarily attributable to a $9.3 million improvement in income before income taxes driven by higher average restaurant sales and higher restaurant margins.

Investing Activities. Net cash used in investing activities was $14.2 million for the three months ended March 31, 2006 compared to $18.6 million in the same period in 2005. The decrease related primarily to lower capital expenditures as we opened 15 restaurants in the first quarter of 2006, compared with 18 restaurants in the first quarter of 2005. We expect to incur total capital expenditures of approximately $95 million in 2006, relating primarily to the construction of new stores.

Financing Activities. Net cash provided by financing activities was $124.4 million in the three months ended March 31, 2006 compared to $9.8 million in the same period in 2005. The increase was mainly attributable to the proceeds from our initial public offering.

Liquidity and Capital Expenditures. We plan to use the proceeds from our initial public offering to provide additional long-term capital to support the growth of our business (primarily through opening restaurants), to continue to maintain our existing restaurants and for general corporate purposes. We do not expect McDonald’s to provide us with financing in the future. However, in accordance with our tax allocation agreement with McDonald’s, McDonald’s has agreed to compensate us for the net operating losses (“NOLs”) or tax credits it used that were attributable to our operations. We expect to receive payment for the federal and state NOLs that we have not utilized on a stand-alone basis as we make estimated tax payments, but no later than the first quarter of 2008. As of March 31, 2006, the amount owed by McDonald’s totaled $26.4 million.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. The following discusses significant changes in our critical accounting policies since our last annual report. You should read this discussion in conjunction with disclosures regarding our critical accounting policies and estimates in our annual report on Form 10-K for the year ended December 31, 2005.

Leases

We lease most of our restaurant locations. Effective January 1, 2006, in accordance with FSP 13-1, we began expensing rental costs associated with ground or building leases incurred during a construction period. Prior to this date, we capitalized these amounts.

Income Taxes

Prior to our initial public offering, McDonald’s included our results of operations in its consolidated federal and state income tax returns. At the consummation of our initial public offering, we exited McDonald’s consolidated tax group for federal and some state tax purposes. We will remain in McDonald’s consolidated tax returns for some states until McDonald’s ownership percentage decreases to below 50%. Certain deferred tax assets were reclassified into equity as a result of the deconsolidation. As a result, we now have a net long-term deferred tax liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to risks inherent in our operations, we are exposed to certain market risk. The following provides discussion regarding significant changes in market risks since our latest fiscal year end. You should read this discussion in conjunction with disclosures made in our annual report on Form 10-K for the year ended December 31, 2005.

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash and cash equivalents. Since the completion of our initial public offering we have invested our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2006, we had $132.2 million deposited in short-term investments bearing a weighted-average interest rate of 4.64%.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Financial and Development Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Financial and Development Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Financial and Development Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes during the three months ended March 31, 2006 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We’re involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operation and cash flows.

In addition, we’re involved in claims relating to the possible theft of our customers’ credit and debit card data. Through the end of March 2006, we have received claims through the bank that processes our credit and debit cards with respect to fewer than 2,000 purportedly fraudulent credit and debit card charges allegedly arising out of this matter in an aggregate amount of about $1.4 million. We’ve also incurred $1.3 million of expense in connection with fines imposed by the Visa and MasterCard card associations on the acquiring bank. In 2004, we recorded charges of $4.0 million to establish a reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card charges, the cost of replacing cards, monitoring expenses and fees, and fines imposed by Visa and MasterCard. All of the reimbursement claims are being disputed, although we’ve not formally protested all of the charges. As of March 31, 2006, after charging these expenses against the reserve, the remaining reserve was $1.3 million. In addition to the reserve, we’ve also incurred about $1.5 million of additional expenses in this matter, including $1.3 million for legal fees, bringing our total expense relating to this matter to $5.5 million. We have not reserved any additional amounts to date.

We may in the future become subject to additional claims for purportedly fraudulent transactions arising out of this matter. We have no way to predict the level of claims or the number or nature of proceedings that may be asserted against us, nor can we quantify the costs that we may incur in connection with investigating, responding to and defending any of them. If we litigate these matters, we may not be able to defend against penalties successfully. The ultimate outcome of this matter could differ materially from the amounts we’ve recorded in our reserve and could have a material adverse effect on our financial results and condition.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2005, except that we updated the risk factors appearing in the Form 10-K as follows:

We may face difficulties replacing services McDonald’s provides to us and entering into new or modified arrangements with existing or new suppliers or service providers.

We’ve benefited from our relationship with McDonald’s. For example, McDonald’s has provided us, directly or through its own vendor relationships, with accounting services, insurance policy coverage, banking services, health and other insurance benefits for our employees and employee benefit plans, as well as with its expertise in certain areas of our operations, such as real estate. We also benefit from our relationship with McDonald’s when we buy supplies or distribution or other services. For example, McDonald’s relationship with Coca-Cola has helped us contain our beverage costs, and we’ve relied on the same distribution network as McDonald’s.

In connection with our initial public offering we entered into a services agreement with McDonald’s to clarify our relationship in light of McDonald’s ability to dispose of its interest in us. McDonald’s has announced its intention to sell a portion of its interest in us in the near future, and to dispose of its remaining interest in us through a tax-free exchange offer to McDonald’s shareholders by year-end 2006, subject to market conditions.

As McDonald’s ownership interest in us declines, we’ll lose an increasing amount of the benefits of our relationship with McDonald’s. For example, we currently obtain beneficial pricing and/or service levels from certain suppliers and service providers, and pay McDonald’s for the costs they incur in administering our 401(k) plan and providing certain benefits, including health and workers compensation insurance, for our employees. McDonald’s is entitled to provide notice of termination of these services such that the termination is effective on the date when McDonald’s owns 80% or less of the combined voting power of our outstanding stock. It has the same right in connection with insurance services it provides directly or through its vendors. In some cases, current benefits, such as the use of the distribution network that McDonald’s also uses, are not contractually tied to the level of McDonald’s ownership, and the relevant suppliers and service providers could decide to stop giving us beneficial pricing and/or service levels or terminate their relationship with us at any time.

In light of McDonald’s plans, we have begun to evaluate alternatives to ensure that our separation from McDonald’s will occur without any material disruption in the services or our relationships with the suppliers or service providers described above. We have not made final determinations in this respect, and we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy. We have begun discussions with suppliers and service providers regarding new or amended contracts, but cannot now quantify with the potential impact to our expenses.

Future sales or distributions of our shares by McDonald’s could depress our class A common stock price.

McDonald’s has announced its intention to sell a portion of its interest in us in the near future, and to dispose of its remaining interest in us through a tax-free exchange offer to McDonald’s shareholders to be completed by year-end 2006, subject to market conditions. In addition, McDonald’s has the right, subject to some conditions, to require us to file registration statements covering its shares or to include its shares in other registration statements that we may file. Dispositions by McDonald’s of substantial amounts of our common stock, or the perception that these dispositions might occur, could depress the price of our class A common stock.

Restrictions and indemnities in connection with the tax treatment of a future exchange of our shares by McDonald’s could adversely affect us.

As discussed above, McDonald’s has announced that it intends to dispose of its remaining interest in us through a tax-free exchange offer to its shareholders to be completed no later than the end of 2006, subject to market conditions. It is expected that McDonald’s will obtain a private letter ruling from the Internal Revenue Service and/or an opinion of counsel confirming the tax-free status of this transaction, and that such ruling and/or opinion will rely on certain representations and undertakings from us regarding the past and future-conduct of our business and other matters, the incorrectness or violation of which could affect the tax-free status of the transaction. In addition, current tax law generally creates a presumption that a tax-free exchange of the type contemplated by McDonald’s would be taxable to McDonald’s, but not to its shareholders, if we or our shareholders were to engage in a transaction that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning on the date that begins two years before the exchange, unless it is established that the exchange and the transaction are not part of a plan or series of related transactions to effect such a change in ownership. As a consequence of the foregoing, we expect to enter into an amended tax allocation agreement with McDonald’s, under which we may:

•	undertake to maintain our current business as an active business for a period of two years following the exchange;

•	undertake not to take any action affecting the relative voting rights of any separate classes of our stock for a period of at least two years following the exchange and thereafter only with McDonald’s consent;

•	generally be restricted, for a period of two years following the exchange, from (i) consenting to certain acquisitions of significant amounts of our stock; (ii) transferring significant amounts of our assets; (iii) merging or consolidating with any other person; (iv) liquidating or partially liquidating; (v) reacquiring our stock; or (vi) taking any other action (including an action that would be inconsistent with the representations relied upon for purposes of the ruling and/or opinion described above) that would be reasonably likely to jeopardize the tax-free status of the exchange, except in specified circumstances; and

•	indemnify McDonald’s and its shareholders for taxes and related losses they incur as a result of the exchange failing to qualify as a tax-free transaction, if the taxes and related losses are attributable to (i) direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions); (ii) negotiations, understandings, agreements or arrangements in respect of such acquisitions; or (iii) our failure to comply with the representations and undertakings from us and the restrictions placed on our actions under the amended tax allocation.

We expect that the indemnity described above will cover corporate level taxes and related losses suffered by McDonald's in the event of a 50% or greater change in our stock ownership, as well as taxes and related losses suffered by both McDonald's and its shareholders if, due to any of our representations or undertakings being incorrect or violated, the exchange is determined to be taxable for other reasons. We currently estimate that, to the extent the tax allocation agreement is amended as described above, the indemnification obligation to McDonald’s for taxes due in the event of a 50% or greater change in our stock ownership could exceed $450 million. This estimate, which does not take into account related losses, depends upon several factors that are beyond our control, including the fair market value of our stock on the exchange date. As a consequence, the indemnity to McDonald’s could vary substantially from the estimate. Furthermore, the estimate does not address the potential indemnification obligation to both McDonald’s and its shareholders in the event that, due to any of our representations or undertakings being incorrect or violated, the exchange is determined to be taxable for other reasons. In that event, the total indemnification would likely be much greater.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities and Use of Proceeds from Sale of Registered Securities

On January 30, 2006, we completed the initial public offering of our Class A common stock, $0.01 par value, pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-129221) that was declared effective on January 25, 2006. We sold 6,060,606 shares in the offering at a price to the public of $22.00 per share. The managing underwriters in the offering were Morgan Stanley and SG Cowen & Co.

The net proceeds received by us in the offering were $120.9 million, determined as follows (in millions):

Aggregate offering proceeds to the Company	$133.3
Underwriting discounts and commissions	9.3
Finders fee	—
Other fees and expenses	3.1

Total Expenses	12.4

Net proceeds to the Company	$120.9

None of the underwriting discounts and commissions or offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. We are using, or expect to use, the net proceeds of the offering to provide additional support for the growth of our business (primarily through opening new restaurants), for maintenance of our existing restaurants and for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective January 25, 2006, McDonald’s Ventures, LLC adopted a written consent in lieu of shareholders’ meeting pertaining to the following four matters:

•	approval and adoption of the Restated Certificate of Incorporation of Chipotle, effecting a reclassification of each outstanding share of our common stock, series B preferred stock, series C preferred stock and series D preferred stock into one-third of one share of class B common stock, and authorizing the issuance of an aggregate of 230,000,000 shares of common stock consisting of 200,000,000 shares of class A common stock and 30,000,000 shares of class B common stock, and 600,000,000 shares of preferred stock with designations, power, rights, preferences and limitations to be determined by our Board of Directors from time to time;

•	approval and adoption of the Restated Bylaws of Chipotle;

•	approval and adoption of our 2006 Stock Incentive Plan, including the authorization of 2,200,000 shares of class A common stock; and

•	approval and adoption of our 2006 Cash Incentive Plan.

McDonald’s Ventures, LLC was our majority shareholder as of January 25, 2006, and accordingly, its action by written consent constituted the action and approval of our shareholders under Delaware law and our restated certificate of incorporation, as amended, as in effect at the time of such consent.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ John R. Hartung
Name: John R. Hartung Title: Chief Financial and Development Officer

Date: May 8, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.**

3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Class A Common and Class B Common Shares**

10.1	Chipotle Executive Stock Option Plan.*†

10.2	Chipotle Stock Appreciation Rights Plan.*†

10.3	Chipotle 2006 Cash Incentive Plan.*†

10.4	Chipotle 2006 Stock Incentive Compensation Plan, including the form of Option Agreement and the form of Option Agreement for converted SARs.*†

10.5	Services Agreement between Chipotle Mexican Grill, Inc. and McDonald’s Corporation.**

10.6	Amended and Restated Registration Rights Agreement among Chipotle Mexican Grill, Inc., McDonald’s Ventures, LLC and certain shareholders.**

10.8	Summary of Director Compensation†**

31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Chief Financial and Development Officer and President and Chief Operating of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Incorporated herein by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-1 (File No. 333-129221).
**	Incorporated herein by reference to Chipotle Mexican Grill, Inc.’s Form 10-K (File No. 001-32731).