Form 10-Q
period 2006-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2006-08-08
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of July 27, 2006 there were 13,822,815 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 18,648,858 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

ITEM 1.     FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.
Consolidated Balance Sheet
(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,044	$61
Accounts receivable, net of allowance for doubtful accounts of $765 and $308 as of June 30, 2006 and December 31, 2005, respectively	1,967	1,933
Notes receivable—McDonald’s Corporation	—	2,248
Inventory	3,040	2,625
Current deferred tax asset	1,267	2,346
Prepaid expenses	6,742	8,611
Total current assets	155,060	17,824
Leasehold improvements, property and equipment, net	359,627	340,694
Other assets	2,628	2,653
Long-term deferred tax asset	—	13,586
Goodwill	17,738	17,738
Total assets	$535,053	$392,495
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,718	$13,188
Accrued payroll and benefits	10,611	9,723
Accrued liabilities	14,207	15,683
Accrued loss contingency	1,227	1,817
Current portion of deemed landlord financing	59	57
Due to McDonald’s Corporation	1,226	1,514
Income tax payable	4,866	—
Total current liabilities	43,914	41,982
Deferred rent	40,818	37,106
Deemed landlord financing	3,446	3,476
Deferred income tax liability	17,222	—
Other liabilities	—	577
Total liabilities	105,400	83,141
Shareholders’ equity:
Class A common stock, $0.01 par value, 200,000 shares authorized, 13,823 and no shares outstanding as of June 30, 2006 and December 31, 2005, respectively	138	—
Convertible Class B common stock, $0.01 par value, 30,000 shares authorized, 18,649 and 26,281 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively (Note 2)	186	263
Additional paid-in capital	466,597	375,728
Tax receivable—McDonald’s Corporation	(17,606)	(28,195)
Accumulated other comprehensive income	9	9
Accumulated deficit	(19,671)	(38,451)
Total shareholders’ equity	429,653	309,354
Total liabilities and shareholders’ equity	$535,053	$392,495

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.
Consolidated Statement of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Restaurant sales	$204,236	$155,712	$390,647	$288,629
Franchise royalties and fees	700	584	1,304	1,083
Total revenue	204,936	156,296	391,951	289,712
Restaurant operating costs:
Food, beverage and packaging	63,341	50,394	122,573	93,456
Labor	56,941	43,542	109,878	83,205
Occupancy	14,338	11,838	28,210	22,383
Other operating costs	25,873	19,482	49,111	36,796
General and administrative expenses	17,643	13,726	32,910	24,944
Depreciation and amortization	8,309	6,729	16,312	13,186
Pre-opening costs	1,505	416	2,615	866
Loss on disposal of assets	1,116	848	1,739	1,116
	189,066	146,975	363,348	275,952
Income from operations	15,870	9,321	28,603	13,760
Interest income	1,622	—	2,592	23
Interest expense	(65)	(336)	(129)	(415)
Income before income taxes	17,427	8,985	31,066	13,368
Benefit (provision) for income taxes	(6,635)	16,740	(12,286)	14,983
Net income	$10,792	$25,725	$18,780	$28,351
Earnings per common share:
Basic	$0.33	$0.98	$0.59	$1.08
Diluted	$0.33	$0.98	$0.59	$1.08
Weighted average common shares outstanding:
Basic	32,462	26,281	31,577	26,281
Diluted	32,903	26,319	31,986	26,303

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.
Consolidated Statement of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2006	2005
Operating activities
Net income	$18,780	$28,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,312	13,186
Current income tax provision	1,832	7,059
Deferred income tax benefit	(3,679)	(1,699)
Change in valuation allowance	—	(20,343)
Loss on disposal of assets	1,739	1,116
Bad debt allowance	362	128
Stock-based compensation	3,028	888
Other	(50)	411
Changes in operating assets and liabilities:
Accounts receivable	(396)	368
Inventory	(415)	(367)
Prepaid expenses	1,869	(326)
Other assets	25	528
Accounts payable	(1,749)	(3,218)
Accrued liabilities	(1,178)	(1,912)
Income tax payable	4,866	—
Due to (from) McDonald’s Corp.	(288)	267
Deferred rent	4,012	2,471
Net cash provided by operating activities	45,070	26,908
Investing activities
Purchases of leasehold improvements, property and equipment, net	(37,005)	(38,532)
Net cash used in investing activities	(37,005)	(38,532)
Financing activities
Proceeds from sale of common stock	133,333	—
Costs of issuing common stock	(12,436)	—
Proceeds from option exercises	1,384	—
Excess tax benefit on stock-based compensation	660	—
Proceeds from deemed landlord financing	—	635
Payments on deemed landlord financing	(28)	—
Proceeds from McDonald’s tax sharing agreement	8,757
Proceeds from McDonald’s—intercompany notes	2,248	29,146
Payments to McDonald’s—intercompany notes	—	(12,000)
Net cash provided by financing activities	133,918	17,781
Net change in cash and cash equivalents	141,983	6,157
Cash and cash equivalents at beginning of period	61	—
Cash and cash equivalents at end of period	$142,044	$6,157
Supplemental disclosures of cash flow information
Non-cash pre-opening rent capitalized to leasehold improvements	$—	$863
Net purchases of leasehold improvements, property and equipment accrued in accounts payable	$(279)	$(4,611)

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(dollar and share amounts in thousands, unless otherwise specified)

1.      Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 23 states throughout the United States and in the District of Columbia. As of June 30, 2006, the Company operated 510 restaurants and had eight restaurants operated by franchisees. McDonald’s Corporation (“McDonald’s”) is the majority owner of the Company with about 82.2% of the combined voting power of the Company’s outstanding common stock and 50.8% of the economic interest of the Company. In May 2006, McDonald’s sold 4,541 shares of the Company’s class A common stock in an underwritten offering to the public. McDonald’s has announced that it intends to dispose of its remaining interest in the Company via a tax-free exchange of shares of the Company’s class B common stock for McDonald’s stock, subject to market conditions. The Company expects to file a registration statement relating to the exchange offer with the Securities and Exchange Commission during the third quarter of 2006 and anticipates that the transaction will be completed by the end of October 2006.

The Company manages its operations based on three regions and has aggregated its operations to one reportable segment and one reporting unit.

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

2.      Initial Public Offering

In January 2006, the Company completed its initial public offering of 6,061 shares of Class A common stock, $0.01 par value, at a per share price of $22.00 with net proceeds to the Company of approximately $120.9 million (the “initial public offering”). McDonald’s sold an additional 3,000 shares including the underwriters’ over-allotment shares. In connection with the initial public offering, the Company filed a restated certificate of incorporation effecting the reclassification of all outstanding shares of Series B convertible preferred stock and Series C and Series D junior convertible preferred stock and all outstanding shares of common stock into one-third share of Class B common stock (the “Reclassification”). The accompanying unaudited consolidated financial statements and related notes reflect the effect of the Reclassification retroactively.

The restated certificate of incorporation authorizes the issuance of an aggregate 230,000 shares of common stock consisting of 30,000 shares of Class B common stock with a $0.01 par value and 200,000 shares of Class A common stock with a $0.01 par value. Each share of Class B common stock is convertible at the option of the shareholder into one share of Class A common stock. Class B common stock shares shall also convert to Class A common stock shares if a transfer of ownership occurs (except in, and

Chipotle Mexican Grill, Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(dollar and share amounts in thousands, unless otherwise specified)

subsequent to, a tax-free distribution). Class B common stock shares participate equally in dividends with Class A common stock shares. Voting rights of Class B common stock shares and Class A common stock shares are generally the same, except Class B common stock shares have ten votes per share whereas Class A common stock shares have one vote per share, with certain exceptions. For example, for purposes of approving a merger or consolidation, a sale of substantially all property or a dissolution, each share of both Class A and Class B will have only one vote.

3.      Adoption of New Accounting Principle

Effective January 1, 2006 on a prospective basis, the Company adopted Financial Accounting Standards Board’s (“FASB”)  Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). Under FSP 13-1, rental costs associated with ground or building operating leases incurred during the construction period (“pre-opening rent”) are to be expensed. Accordingly, the Company recognized additional pre-opening expense of $1,066 and $1,718 ($642 and $1,034, net of tax) for the three months and six months ended June 30, 2006, respectively. Prior to adoption of FSP 13-1, pre-opening rent was capitalized and included in leasehold improvements in the consolidated balance sheet. Had pre-opening rent been accounted for under FSP 13-1 in 2005, $727 and $1,795 ($438 and $1,081, net of tax) of additional pre-opening costs would have been recognized as expense in the three months and six months ended June 30, 2005, respectively.

4.      Earnings Per Share

Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per common share (“Diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options and non-vested stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. There were no anti-dilutive options for the three months and six months ended June 30, 2006 or 2005.

The following table sets forth the computations of basic and dilutive earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$10,792	$25,725	$18,780	$28,351
Shares:
Weighted average number of common shares outstanding	32,462	26,281	31,577	26,281
Dilutive stock options	356	26	308	16
Dilutive non-vested stock	85	12	101	6
Diluted weighted average number of common shares outstanding	32,903	26,319	31,986	26,303
Basic earnings per share	$0.33	$0.98	$0.59	$1.08
Diluted earnings per share	$0.33	$0.98	$0.59	$1.08

Chipotle Mexican Grill, Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(dollar and share amounts in thousands, unless otherwise specified)

5.      Stock-based Compensation

Effective with the Company’s initial public offering the Company adopted the Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan (the “2006 Incentive Plan”). Under the 2006 Incentive Plan, 2,200 shares of Class A common stock have been authorized and reserved for issuances to eligible employees. In conjunction with the initial public offering, the Company made a one-time grant of 774 options to purchase shares of its Class A common stock to all of its salaried employees. The exercise price of the options was set at the grant date fair value of $22.00 per share. These options vest three years after the grant date and expire after seven years. Compensation expense for these options will be recognized equally over the three-year vesting period. Also during the three months and six months ended June 30, 2006, the Company modified certain options of terminated employees to accelerate vesting resulting in additional compensation expense. Total stock-based compensation expense, inclusive of stock options, stock grants and stock appreciation rights, was $1,508 and $3,028 ($908 and $1,823, net of tax) for the three months and six months ended June 30, 2006, respectively, and was $587 and $888 ($353 and $535, net of tax) for the three months and six months ended June 30, 2005, respectively. As of June 30, 2006, there was $5,386 of unrecognized compensation expense related to unvested options that is expected to be recognized over the remaining 31-month vesting period.

In the three months and six months ended June 30, 2006, options to purchase an aggregate of 31 and 78 shares of the Company’s Class A common stock were exercised.

6.      Income Taxes

At the consummation of the Company’s initial public offering, the Company exited McDonald’s consolidated tax group for federal and some state tax purposes and will be reimbursed for the remaining tax attributes in accordance with the tax sharing agreement. Due to the exit from McDonald’s consolidated tax group, the Company eliminated the deferred tax asset related to the post-acquisition net operating loss carryforwards of $32,859 and alternative minimum tax credits of $918 through equity. As a result, the Company converted to a net long-term deferred tax liability position which was $17,222 as of June 30, 2006. There were no other significant changes to the Company’s deferred tax balances as a result of the tax deconsolidation.

During the second quarter of 2006, the Company revised its estimated 2006 annual effective tax rate to 40.0% from 41.4% due to the utilization of excess tax benefits on stock-based compensation. In addition, the Company adjusted its deferred tax assets and liabilities for enacted changes in state tax laws, which resulted in a $150 benefit, or a 0.9% and 0.5% impact on the effective tax rate, for the three months and six months ended June 30, 2006, respectively.

7.      Related-Party Transactions

The Company entered into short-term agreements with McDonald’s to provide the Company with temporary capital. The line of credit bearing interest at the prime rate plus 100 basis points expired June 30, 2006 and was not renewed. For the three months and six months ended June 30, 2005, interest expense was $336 and $415, respectively. No amounts were outstanding as of December 31, 2005.

Chipotle Mexican Grill, Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(dollar and share amounts in thousands, unless otherwise specified)

Until the initial public offering, the Company invested its excess cash under short-term agreements with McDonald’s. The Company did not have an agreement in place, but had been operating under the terms of the previous agreement which expired April 14, 2005. Interest was added to the principal monthly. As of June 30, 2006 no amount was outstanding. As of December 31, 2005, $2,248 was on deposit under this agreement.

The consolidated statement of operations reflects charges from McDonald’s of $3,104 and $2,260 for the three months ended June 30, 2006 and 2005, respectively and $5,721 and $4,388 for the six months ended June 30, 2006 and 2005, respectively. These charges primarily related to reimbursements of insurance coverage, 401(k) matching contributions, payroll and related expenses for certain McDonald’s employees who perform services for the Company, software maintenance agreements and non-income based taxes. The charges are specifically identifiable to the Company. These services are now provided pursuant to a services agreement the Company entered into with McDonald’s upon completion of the initial public offering.

The Company leases restaurant space from McDonald’s and its affiliates. Rent expense was $92 and $91 for such leases for the three months ended June 30, 2006 and 2005, respectively and was $179 and $169 for the six months ended June 30, 2006 and 2005, respectively.

On June 30, 2006, the Company received notice of termination from McDonald’s of the benefits and insurance services provided to the Company under a Services Agreement dated January 31, 2006. The notice of termination specifies that the benefits and insurance services will terminate effective at the time McDonald’s ceases to own, directly or indirectly, shares of common stock representing more than 80% of the combined voting power of the Company’s outstanding common stock (the “Disposition Date”). McDonald’s has previously announced its intention to dispose of all its remaining interest in the Company through a tax-free exchange offer to its shareholders by the end of October 2006, subject to market conditions.

In addition, accounting services provided to Chipotle by McDonald’s under the Services Agreement were also terminated by mutual agreement of the parties, effective as of July 1, 2006.

McDonald’s provides certain internal audit services to Chipotle under the Services Agreement, which are expected to be completed in August 2006, and which will terminate in any event on the Disposition Date. McDonald’s also provides certain information technology systems and facilities services to Chipotle under a Transition Services Agreement. These services are expected to conclude not later than October 30, 2006, and will terminate in any event on the second anniversary of the Disposition Date.

8.      Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2006. These matters could affect the operating results of any one quarter when resolved in future periods. However, management believes after final disposition, any monetary liability or financial impact to the Company would not be material to the Company’s consolidated financial statements.

Chipotle Mexican Grill, Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(dollar and share amounts in thousands, unless otherwise specified)

In addition, the Company is involved in claims relating to the possible theft of its customers’ credit and debit card data. Through the end of June 2006, the Company has received claims through the bank that processes its credit and debit cards with respect to fewer than 2,000 purportedly fraudulent credit and debit card charges allegedly arising out of this matter in an aggregate amount of about $1,484. The Company also incurred $1,335 of expense in connection with fines imposed by the Visa and MasterCard card associations on the acquiring bank. In 2004, the Company recorded a reserve for the potential exposure for losses and fines of $4,000. Through June 30, 2006, the Company utilized $2,773 of the reserve to cover fines and losses. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly.

9.      Recently Issued Accounting Standards

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences (“EITF 06-2”). The EITF concluded that sabbatical leave accumulates pursuant to the criteria of Statement of Accounting Standard No. 43 Accounting for Compensated Absences (“FAS 43”) and therefore the benefit should be accrued if the remaining criteria of FAS 43 are met. EITF 06-2 is effective for fiscal years after December 15, 2006. EITF 06-2 can be applied as a change in accounting principle either as a cumulative-effect adjustment to beginning retained earnings in the year of adoption or as retrospective application to all prior periods. The Company is assessing the impact of EITF 06-2 on its results and therefore cannot estimate the impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect upon adoption of applying the provision shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our projections of the number of restaurants we intend to open and the effect on us of McDonald’s anticipated disposition of its interest in us, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005 and in Item 1A, “Risk Factors,” in Part II of this report.

Overview

We operate fast-casual, fresh Mexican food restaurants in 23 states throughout the United States and in the District of Columbia. Our total revenue, generated primarily through restaurant sales of food and beverages, was $392.0 million for the six months ended June 30, 2006, a 35.3% increase from the same period in 2005. The increase was driven primarily by comparable restaurant sales increases of 16.9% for the six months ended June 30, 2006 and an increase in revenue from restaurants not yet in the comparable base. We expect quarterly comparable restaurant sales increases to decline throughout the year as sequential comparisons become more difficult. Comparable restaurant sales include company-owned restaurants only and represent the change in period-over-period sales for the comparable restaurant base. A restaurant becomes comparable in its 13th full month of operation.

Several factors affect our restaurant sales in any period, including mainly the number of restaurants in operation and average restaurant sales. As of June 30, 2006 and 2005, we operated 510 and 436 restaurants, respectively, and had eight restaurants operated by franchisees in each period. We opened 29 new restaurants during the six months ended June 30, 2006, including 24 restaurants in existing markets and five restaurants in two new markets. Average restaurant sales for restaurants open at least 12 full months were $1.545 million and $1.384 million for the trailing 12-month period ended June 30, 2006 and 2005, respectively. We intend to open a total of 80 to 90 restaurants in 2006, including 29 which were opened in the first six months of 2006.

Our combined food, beverage and packaging costs, labor, occupancy and other operating costs have increased to $309.8 million in the six months ended June 30, 2006 as we opened new restaurants and processed a higher number of transactions in each restaurant. General and administrative expenses have increased as a result of hiring more employees as we grew, increases in severance costs and stock-based compensation expense, and costs incurred for the secondary offering by certain shareholders. Depreciation and amortization has increased as we continually are opening new restaurants. Pre-opening expense has increased as a result of our adoption of Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1 Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”), effective January 1, 2006.

Income from operations increased to $28.6 million, or 7.3% of revenue, for the six months ended June 30, 2006 compared to $13.8 million, or 4.7% of revenue, for the six months ended June 30, 2006. Net income for the six months ended June 30, 2006 was $18.8 million, or 4.8% percent of revenue. Net income for the six months end June 30, 2005 was $28.4 million, or 9.8% of revenue, inclusive of a $20.3 million non-recurring tax benefit

Certain Trends and Uncertainties

Relationship with McDonald’s

Our relationship with McDonald’s has enabled us to obtain pricing benefits for some products and services. In a secondary offering completed May 26, 2006, McDonald’s sold 4.5 million shares of our class A common stock and now owns 82.2% of the voting interest and 50.8% of the economic interest in us. On June 30, 2006, we received notice of termination from McDonald’s of the benefits and insurance services provided to us under a Services Agreement dated January 31, 2006. The notice of termination specifies that the benefits and insurance services will terminate effective at the time McDonald’s ceases to own, directly or indirectly, shares of common stock representing more than 80% of the combined voting power of our outstanding common stock, which we refer to as the “Disposition Date”. McDonald’s has announced that it intends to dispose of its remaining interest in us via a tax-free exchange of shares of our class B common stock for McDonald’s stock, subject to market conditions. We expect to file a registration statement relating to the exchange offer with the Securities and Exchange Commission during the third quarter of 2006 and anticipate that the transaction will be completed by the end of October 2006.

In addition, certain accounting services provided to Chipotle by McDonald’s under the Services Agreement have also been terminated by mutual agreement of the parties, effective as of July 1, 2006.

McDonald’s provides certain internal audit services to Chipotle under the Services Agreement, which are expected to be completed in August 2006, and which will terminate in any event on the Disposition Date. McDonald’s also provides certain information technology systems and facilities services to Chipotle under a Transition Services Agreement. These services are expected to conclude not later than October 30, 2006, and will terminate in any event on the second anniversary of the Disposition Date.

In light of McDonald’s plans to dispose of its interest in us, we are evaluating and pursuing alternatives to ensure that our separation from McDonald’s will occur without any material disruption in the services or the relationships with the suppliers or service providers described above. We estimate the incremental costs of employee benefits, insurance and information technology services due to our separation from McDonald’s to be between $1.0 million and $2.0 million in the first year. We are currently negotiating with our distribution centers and beverage suppliers and cannot quantify the incremental costs, if any, of those services upon separation from McDonald’s.

We expect to incur up to $1.5 million of additional non-recurring audit, legal and printing costs in relation to the transaction McDonald’s plans in order to complete its disposition of its interest in us.

Public Company Expenses

As a separate public company we have incurred, and will continue to incur, additional legal, accounting and other expenses that we did not incur as a majority-owned private subsidiary of McDonald’s. We expect these additional expenses to not exceed $3 million in 2006.

Sourcing

During the six months ended June 30, 2006, we introduced naturally raised chicken in three markets and naturally raised beef in one market. Our “Food with Integrity” strategy has been constrained to some extent by available supply of naturally raised ingredients. We’ve attempted to be thoughtful when expanding that initiative so that we don’t outpace available supply. Some of our ingredients come from small farms that have facilities that must comply with Chipotle protocols for naturally raised ingredients, and federal and Chipotle standards for processing plants, and they may face economic or other limits on their growth. We believe that consumers’ increasing concern about where and how food is raised, environmental management and animal husbandry will foster demand for these foods, which will in turn attract the interest and capital investment of additional farms and suppliers. That said, we understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing “Food with Integrity” with our desire to provide great food at reasonable prices. If our focus resonates with consumers, it should improve our sourcing flexibility, although we’d expect that these kinds of ingredients and other raw materials will remain more expensive than commodity-priced equivalents for some time to come.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average restaurant sales are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. The number of trading days, that is, the number of days in a quarter when a restaurant is open, can also affect our results; however, they typically do not have a significant impact.

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

Results of Operations

As our business grows and we open more restaurants and hire more people, our food, beverage, packaging costs, labor, occupancy and other restaurant operating costs increase. Our operating results for the three months and six months ended June 30, 2006 and 2005 are expressed as a percentage of total revenue below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Restaurant sales	99.7%	99.6%	99.7%	99.6%
Franchise royalties and fees	0.3	0.4	0.3	0.4
Total revenue	100.0	100.0	100.0	100.0
Food, beverage and packaging costs	30.9	32.2	31.3	32.3
Labor costs	27.8	27.9	28.0	28.7
Occupancy costs	7.0	7.6	7.2	7.7
Other operating costs	12.6	12.5	12.5	12.7
General and administrative expenses	8.6	8.8	8.4	8.6
Depreciation and amortization	4.1	4.3	4.2	4.6
Pre-opening costs	0.7	0.3	0.7	0.3
Loss on disposal of assets	0.5	0.5	0.4	0.4
Total costs and expenses	92.3	94.0	92.7	95.3
Income from operations	7.7	6.0	7.3	4.7
Interest income	0.8	—	0.7	—
Interest expense	—	(0.2)	—	(0.1)
Income before income taxes	8.5	5.7	7.9	4.6
Benefit (provision) for income taxes	(3.2)	10.7	(3.1)	5.2
Net income	5.3%	16.5%	4.8%	9.8%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

The table below presents our operating results for the three months ended June 30, 2006 and 2005 and the related period-to-period changes:

	Three months ended June 30,		Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
	(in millions, except percentages)
Restaurant sales	$204.2	$155.7	$48.5	31.2%
Food, beverage and packaging costs	63.3	50.4	12.9	25.7
Labor costs	56.9	43.5	13.4	30.8
Occupancy costs	14.3	11.8	2.5	21.1
Other operating costs	25.9	19.5	6.4	32.8
General and administrative expenses	17.6	13.7	3.9	28.5
Depreciation and amortization.	8.3	6.7	1.6	23.5
Pre-opening costs	1.5	0.4	1.1	*
Loss on disposal of assets	1.1	0.8	0.3	31.6
Net interest income (expense)	1.6	(0.3)	1.9	*
(Provision) benefit for income taxes	(6.6)	16.7	(23.4)	*

*                    not meaningful.

Restaurant Sales.   Of the $48.5 million increase in restaurant sales, $22.5 million was due to an increase in comparable restaurant sales, $20.0 million resulted from company-operated restaurants opened in 2005 that were not yet comparable and $6.0 million was due to 29 company-operated restaurants opened in the first six months of 2006. Average restaurant sales for the trailing 12-month period ended June 30, 2006 increased 11.6% to $1.545 million from $1.384 million for the trailing 12-month period ended June 30, 2005, driven primarily by comparable restaurant sales growth of 14.5% that reflected increasing nationwide awareness of our brand and our focus on improving service time. A substantial majority of the comparable restaurant sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases in certain markets related to the addition of naturally raised beef or chicken.

Food, Beverage and Packaging Costs.   As a percentage of total revenue, food, beverage and packaging costs decreased due primarily to the impact of favorable commodity prices, primarily avocados, and menu price increases in selected markets which were partially offset by higher costs resulting from the introduction of naturally raised beef or chicken.

Labor Costs.   Labor costs as a percentage of revenue remained relatively consistent compared to the same period in 2005 due to higher average restaurant sales offset by additional staffing as we transition to our new restaurant management structure.

Occupancy Costs.   As a percentage of total revenue, occupancy costs decreased due to higher average restaurant sales on a partially fixed-cost base. The decrease was partially offset by rent for restaurants opening in more expensive locations such as New York City and the San Francisco Bay Area.

Other Operating Costs.   Other operating costs as a percentage of total revenue increased slightly due to an increase in marketing expenditures in 2006 compared to the same period in 2005.

General and Administrative Expenses.   The increase in general and administrative expenses primarily resulted from hiring more employees as we grew, increases in severance costs and stock-based compensation expense, costs incurred for the secondary offering by certain shareholders and adding new positions in order to operate as a public company. Severance costs include the modification of certain options for terminated employees resulting in additional stock-based compensation expense of

$0.7 million. Stock-based compensation expense increased as a result of a one-time broad-based stock option grant at the time of the initial public offering of our Class A common stock. As a percentage of total revenue, general and administrative expenses decreased due primarily to the effect of higher average restaurant sales on a partially fixed-cost base.

Depreciation and Amortization.   Depreciation and amortization increased primarily due to restaurants opened in 2006 and in 2005. As a percentage of total revenue, depreciation and amortization decreased primarily due to higher average restaurant sales.

Pre-Opening Costs.   Pre-opening costs increased principally because of the change in accounting principle required by FSP 13-1. FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as expense in reporting periods beginning after December 15, 2005. Accordingly, we recognized additional pre-opening expense of $1.1 million in the three months ended June 30, 2006 under this principle. Had FSP 13-1 been effective in 2005, we would have recognized additional pre-opening costs of approximately $0.7 million in the three months ended June 30, 2005.

Loss on Disposal of Assets.   The increase in loss on disposal of assets was primarily due to an impairment of a restaurant to be relocated in 2007 at the landlord’s request.

Net Interest Income.   The increase in interest income (net of interest expense) resulted from investing the net proceeds from our initial public offering in short-term investments with maturities of three months or less during 2006.

Benefit (Provision) for Income Taxes.   During the second quarter of 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $20.3 million. The $20.3 million non-recurring tax benefit was offset by tax expense of $3.6 million for the three months ended June 30, 2005 at an effective tax rate of 40.1% During the second quarter of 2006, we revised our estimated 2006 annual effective tax rate to 40.0% from 41.4% due to the utilization of excess tax benefits on stock-based compensation. In addition, we adjusted our deferred tax assets and liabilities for enacted changes in state tax laws, which resulted in a $0.2 million benefit, or a 0.9% impact on the effective tax rate, for the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

The table below presents our operating results for the six months ended June 30, 2006 and 2005 and the related period-to-period changes:

	Six months ended June 30,		Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
	(in millions, except percentages)
Restaurant sales	$390.6	$288.6	$102.0	35.3%
Food, beverage and packaging costs	122.6	93.5	29.1	31.2
Labor costs	109.9	83.2	26.7	32.1
Occupancy costs	28.2	22.4	5.8	26.0
Other operating costs	49.1	36.8	12.3	33.5
General and administrative expenses	32.9	24.9	8.0	31.9
Depreciation and amortization.	16.3	13.2	3.1	23.7
Pre-opening costs	2.6	0.9	1.7	*
Loss on disposal of assets	1.7	1.1	0.6	55.8
Net interest income (expense)	2.5	(0.4)	2.9	*
Benefit (provision) for income taxes	(12.3)	15.0	(27.3)	*

*                    not meaningful.

Restaurant Sales.   Of the $102.0 million increase in restaurant sales, $48.5 million was due to an increase in comparable restaurant sales, $44.7 million resulted from company-operated restaurants opened in 2005 that were not yet comparable and $8.8 million was due to 29 company-operated restaurants opened in the six months ended June 30, 2006. Average restaurant sales for the trailing 12-month period ended June 30, 2006 increased 11.6% to $1.545 million from $1.384 million for the trailing 12-month period ended June 30, 2005, driven primarily by comparable restaurant sales growth of 16.9% that reflected increasing nationwide awareness of our brand and our focus on improving service time. A substantial majority of the comparable restaurant sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases related to the addition of naturally raised beef and chicken in certain markets.

Food, Beverage and Packaging Costs.   As a percentage of total revenue, food, beverage and packaging costs decreased due primarily to favorable commodity prices, primarily avocados, and menu price increases in selected markets which were partially offset by higher costs resulting from the introduction of naturally raised beef or chicken.

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

Other Operating Costs.   Other operating costs as a percentage of total revenue decreased primarily due to the effect of higher average restaurant sales on a partially fixed-cost base, which were partially offset by higher marketing expenditures to date in 2006 than 2005.

General and Administrative Expenses.   The increase in general and administrative expenses primarily resulted from hiring more employees as we grew, increases in severance costs and stock-based compensation expense, costs incurred for the secondary offering by certain shareholders and adding new positions in order to operate as a public company. Severance costs include the modification of certain options for terminated employees resulting in $1.1 million of additional stock-based compensation expense. Stock-based compensation expense increased as a result of a one-time broad-based stock option grant at the time of the initial public offering of our Class A common stock. As a percentage of total revenue, general and administrative expenses decreased due primarily to the effect of higher average restaurant sales on a partially fixed-cost base.

Depreciation and Amortization.   Depreciation and amortization increased primarily due to restaurants opened in 2006 and in 2005. As a percentage of total revenue, depreciation and amortization decreased primarily due to higher average restaurant sales.

Pre-Opening Costs.   Pre-opening costs increased principally because of the change in accounting principle required by FSP 13-1. FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as expense in reporting periods beginning after December 15, 2005. Accordingly, we recognized additional pre-opening expense of $1.7 million in the six months ended June 30, 2006 under this principle. Had FSP 13-1 been effective in 2005, we would have recognized additional pre-opening costs of approximately $1.8 million in the six months ended June 30, 2005.

Loss on Disposal of Assets.   The increase in loss on disposal of assets was largely due to write offs of equipment as a result of maintenance and system upgrades and to the impairment of a restaurant to be relocated in 2007 at the landlord’s request.

Net Interest Income.   The increase in interest income (net of interest expense) resulted from investing the net proceeds from our initial public offering in short-term investments with maturities of three months or less during 2006.

Benefit (Provision) for Income Taxes.   During the second quarter of 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $20.3 million. The $20.3 million non-recurring tax benefit was offset by tax expense of $5.3 million for the six months ended June 30, 2005 at an effective tax rate of 40.1% During the second quarter of 2006, we revised our estimated 2006 annual effective tax rate to 40.0% from 41.4% due to the utilization of excess tax benefits on stock-based compensation. In addition, we adjusted our deferred tax assets and liabilities for enacted changes in state tax laws, which resulted in a $0.2 million benefit, or a 0.5% impact on the effective tax rate, for the six months ended June 30, 2006.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. Prior to our initial public offering, we financed these requirements primarily through equity sales to McDonald’s and others as well as through cash flows from operations. Upon the closing of our initial public offering in January 2006, we received net proceeds from the offering of approximately $120.9 million. We plan to use the proceeds to provide additional long-term capital support to the growth of our business (primarily through opening restaurants), to continue to maintain our existing restaurants and for general corporate purposes. As of June 30, 2006, we had $142.0 million in cash and cash equivalents.

We have also historically obtained short-term borrowings from McDonald’s from time to time under documented lines of credit at an interest rate equal to the U.S. prime rate plus 100 basis points. The existing line of credit, which expired in June 2006, was not renewed.

Operating Activities.   Net cash provided by operating activities was $45.1 million for the six months ended June 30, 2006 compared to $26.9 million for the same period in 2005. The increase was primarily attributable to a $17.7 million improvement in income before income taxes driven by higher average restaurant sales and higher restaurant margins.

Investing Activities.   Net cash used in investing activities was $37.0 million for the six months ended June 30, 2006 compared to $38.5 million in the same period in 2005. The decrease related primarily to lower capital expenditures as we opened 29 restaurants in the first half of 2006, compared with 35 restaurants in the first half of 2005. We expect to incur total capital expenditures of approximately $95 million in 2006, relating primarily to the construction of new restaurants.

Financing Activities.   Net cash provided by financing activities was $133.9 million in the six months ended June 30, 2006 compared to $17.8 million in the same period in 2005. The increase was mainly attributable to the proceeds from our initial public offering.

Liquidity and Capital Expenditures.   We plan to use the proceeds from our initial public offering to provide additional long-term capital to support the growth of our business (primarily through opening restaurants), to continue to maintain our existing restaurants and for general corporate purposes. We do not expect McDonald’s to provide us with financing in the future. However, in accordance with our tax allocation agreement with McDonald’s, McDonald’s has agreed to compensate us for the net operating losses (“NOLs”) or tax credits it used that were attributable to our operations. We expect to receive payment for the federal and state NOLs that we have not utilized on a stand-alone basis as we make estimated tax payments, but no later than the first quarter of 2008. As of June 30, 2006, the amount owed by McDonald’s totaled $17.6 million.

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

Recently Issued Accounting Standards

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences (“EITF 06-2”). The EITF concluded that sabbatical leave accumulates pursuant to the criteria of Statement of Accounting Standard No. 43 Accounting for Compensated Absences (“FAS 43”) and therefore the benefit should be accrued if the remaining criteria of FAS 43 are met. EITF 06-2 is effective for fiscal years after December 15, 2006. EITF 06-2 can be applied as a change in accounting principle either as a cumulative-effect adjustment to beginning retained earnings in the year of adoption or as retrospective application to all prior periods. We are assessing the impact of EITF 06-2 on our results and therefore cannot estimate the impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect upon adoption of applying the provision shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to risks inherent in our operations, we are exposed to certain market risks. The following provides discussion regarding significant changes in market risks since our latest fiscal year-end. You should read this discussion in conjunction with disclosures made in our annual report on Form 10-K for the year ended December 31, 2005.

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash and cash equivalents. Since the completion of our initial public offering we have invested our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2006, we had $143.5 million deposited in short-term investments bearing a weighted-average interest rate of 5.20%.

ITEM 4.                CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Financial and Development Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes during the six months ended June 30, 2006 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition, we’re involved in claims relating to the possible theft of our customers’ credit and debit card data. Through the end of June 2006, we have received claims through the bank that processes our credit and debit cards with respect to fewer than 2,000 purportedly fraudulent credit and debit card charges allegedly arising out of this matter in an aggregate amount of about $1.4 million. We’ve also incurred $1.3 million of expense in connection with fines imposed by the Visa and MasterCard card associations on the acquiring bank. In 2004, we recorded charges of $4.0 million to establish a reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card charges, the cost of replacing cards, monitoring expenses and fees, and fines imposed by Visa and MasterCard. All of the reimbursement claims are being disputed, although we’ve not formally protested all of the charges. As of June 30, 2006, after charging these expenses against the reserve, the remaining reserve was $1.2 million. In addition to the reserve, we’ve also incurred about $1.5 million of additional expenses in this matter, including $1.4 million for legal fees, bringing our total expense relating to this matter to $5.5 million. We have not reserved any additional amounts to date.

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

We have benefited from our relationship with McDonald’s. For example, McDonald’s has provided us, directly or through McDonald’s own vendor relationships, with accounting services, insurance policy coverage, banking services, health and other insurance benefits for our employees and employee benefit plans, as well as with its expertise in certain areas of our operations, such as real estate. We also benefit from our relationship with McDonald’s when we buy supplies or distribution or other services. For example, McDonald’s relationship with Coca-Cola has helped us contain our beverage costs, and we have relied on the same distribution network as McDonald’s.

After McDonald’s completes the disposition of its interest in us, we will be responsible for securing all of our own management, financial, tax, accounting, legal and other resources. McDonald’s currently provides us with certain services, including insurance, internal audit and benefits services, under a services agreement that became operative on the closing date of our initial public offering. All services provided under the services agreement have terminated or will terminate no later than the date of the completion of the exchange offer. McDonald’s also provides certain information technology systems and facilities services to us under a transition services agreement entered into on June 30, 2006. These transition services are expected to conclude no later than October 30, 2006, and will terminate in any event on the second anniversary of the closing of the exchange offer.

In addition, some current benefits, such as our use of the distribution network that McDonald’s also uses, are not contractually tied to the level of McDonald’s ownership in us, so the relevant suppliers and service providers could decide to stop giving us beneficial pricing and/or service levels or terminate their relationship with us at any time.

In light of the exchange offer and the resulting termination of services provided by McDonald’s, we are evaluating and pursuing alternatives to ensure that our separation from McDonald’s will occur without material disruption in the services currently provided by McDonald’s, or in our relationships with our existing suppliers or service providers. Although we have made arrangements to replace portions of the services currently provided by McDonald’s, we may encounter difficulties replacing other services or be unable to negotiate pricing or other terms as favorable as those we currently have in effect. We cannot now quantify with certainty the potential impact to our expenses of the replacement of such services.

McDonald’s proposed exchange offer and related transactions will result in a substantial amount of our class B common stock entering the market, which may adversely affect the market price of our class A and class B common stock.

We are a majority-owned subsidiary of McDonald’s and approximately 13.8 million shares of our class A common stock (or 49.2% of the our total equity value) are held by non-affiliates of ours. Following McDonald’s proposed exchange offer to dispose of its interest in us, assuming the exchange offer is fully subscribed, all shares of our common stock not held by our affiliates will be freely tradable. The distribution of such a large number of shares of our class B common stock could adversely affect the market prices of our class A common stock and class B common stock.

Restrictions and indemnities in connection with the tax treatment of McDonald’s proposed exchange offer could adversely affect us.

As discussed above, McDonald’s has announced that it intends to dispose of its remaining interest in us through a tax-free exchange offer to its shareholders to be completed no later than the end of October 2006, subject to market conditions.  Current tax law generally creates a presumption that a tax-free exchange of the type contemplated by McDonald’s would be taxable to McDonald’s, but not to its shareholders, if we or our shareholders were to engage in a transaction that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning two years before the date of the exchange, unless it is established that the exchange and the transaction are not part of a plan or series of related transactions to effect such a change in ownership.  As a consequence of the foregoing, we expect to enter into a separation agreement with McDonald’s, under which we will:

•       undertake to maintain our current business as an active business for a period of two years following the exchange;

•       undertake not to take any action affecting the relative voting rights of any separate classes of our stock on or before the second anniversary of the exchange, and for a period thereafter to only take such action under certain conditions;

•       generally be restricted, for a period of two years following the exchange, from (i) consenting to certain acquisitions of significant amounts of our stock; (ii) transferring significant amounts of our assets; (iii) merging or consolidating with any other person; (iv) liquidating or partially liquidating; (v) reacquiring our stock; or (vi) taking any other action (including an action that would be inconsistent with the representations relied upon for purposes of the ruling and/or opinion described above) that would be reasonably likely to jeopardize the tax-free status of the exchange, except in specified circumstances; and

•       indemnify McDonald’s for taxes and related losses it incurs as a result of the exchange failing to qualify as a tax-free transaction, if the taxes and related losses are attributable to (i) direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions); (ii) negotiations, understandings, agreements or arrangements in respect of such acquisitions; or (iii) our failure to comply with applicable representations and undertakings from us and the restrictions placed on our actions under the separation agreement.

The indemnity described above will cover corporate level taxes and related losses suffered by McDonald's in the event of a 50% or greater change in our stock ownership, as well as taxes and related losses suffered by McDonald's if, due to any of our representations or undertakings being incorrect or violated, the exchange is determined to be taxable for other reasons.  We currently estimate that the indemnification obligation to McDonald’s for taxes due in the event of a 50% or greater change in our stock ownership could exceed $450 million. This estimate, which does not take into account related losses, depends upon several factors that are beyond our control, including the fair market value of our stock on the exchange date. As a consequence, the indemnity to McDonald’s could vary substantially from the estimate.  Furthermore, the estimate does not address the potential indemnification obligation to McDonald’s in the event that, due to any of our representations or undertakings being incorrect or violated, the exchange is determined to be taxable for other reasons.  In that event, the total indemnification would likely be much greater.

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

None of the underwriting discounts and commissions or offering expenses were paid, directly or indirectly, to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. We are using, or expect to use, the net proceeds of the offering to provide additional long-term capital to support the growth of our business (primarily through opening new restaurants), for maintenance of our existing restaurants and for general corporate purposes.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 23, 2006. At the Annual Meeting, our shareholders voted on the election of two incumbent directors to our Board of Directors, and on the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2006. Following are the results of the matters voted on at the Annual Meeting:

(1)         In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director (Term Expiring)	FOR	WITHHELD
Steve Ells (2009)	229,595,995	7,631
Patrick J. Flynn (2009)	229,594,942	8,684

Additional directors, whose terms of office as directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2007	Term Expiring in 2008
Albert S. Baldocchi	John S. Charlesworth
Darlene J. Friedman	Mats Lederhausen

(2)         The proposal to approve the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2006 was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
229,600,441	1,696	1,489

ITEM 5.                OTHER INFORMATION

Our Chairman and Chief Executive Officer, Steve Ells, and a family trust established for the benefit of Darlene Friedman, one of our directors, have each adopted trading plans designed to comply with Rule 10b5-1 under the Exchange Act. The trading plans were adopted in compliance with restrictions imposed by our Insider Trading Policy and are intended to facilitate the diversification of Mr. Ells’s and Ms. Friedman’s personal assets. Sales under these trading plans will not commence until, at the earliest, the expiration of lock-up restrictions that Mr. Ells and Ms. Friedman agreed to in connection with the recent secondary offering by certain of our shareholders. We expect these lock-up restrictions to expire on or about August 17, 2006.

Mr. Ells’s trading plan provides for sales from time to time of shares of our common stock beneficially owned by Mr. Ells, with the timing of, and number of shares to be sold in, each transaction dependent upon the market price of our common stock on specified days. Total sales on Mr. Ells’s behalf under the trading plan are limited to an aggregate of 100,000 shares of our common stock. In the event all of the shares subject to the trading plan are sold, Mr. Ells would continue to beneficially own 905,050 shares of our class B common stock and 44,933 shares of our class A common stock.

The plan adopted by the Friedman trust provides for sales from time to time of shares of our common stock owned by the trust, with the timing of, and number of shares to be sold in, each transaction dependent upon the market price of our common stock at various times. Total sales on behalf of the trust under the trading plan are limited to an aggregate of 30,000 shares of our common stock. In the event all of the shares subject to the trading plan are sold, Ms. Friedman would continue to beneficially own 10,000 shares of our class B common stock and 412 shares of our class A common stock.

ITEM 6.                EXHIBITS

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/s/ JOHN R. HARTUNG
	Name:	John R. Hartung
	Title:	Chief Finance and Development Officer
(principal financial officer)

Date: August 8, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*
3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.*
4.1	Form of Stock Certificate for Class A Common and Class B Common Shares.*
10.1	Underwriting Agreement dated May 18, 2006.**
10.2	Services Agreement between Chipotle Mexican Grill, Inc. and McDonald’s Corporation.
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Finance and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Chief Executive Officer, Chief Finance and Development Officer and President and Chief Operating of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Incorporated herein by reference to Chipotle Mexican Grill, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-32731).

**          Incorporated herein by reference to Chipotle Mexican Grill, Inc.’s current report on Form 8-K filed on May 23, 2006 (File No. 001-32731).