Form 10-Q
period 2006-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2006-11-01
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 1-32731

CHIPOTLE MEXICAN GRILL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1219301
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
1543 Wazee Street, Suite 200 Denver, CO	80202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 595-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act)

☐ Large accelerated filer                      ☐ Accelerated filer                      ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 25 , 2006 there were 14,202,175 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 18,424,690 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

ITEM 1.                FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.
Consolidated Balance Sheet
(in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,565	$61
Accounts receivable, net of allowance for doubtful accounts of $765 and $308 as of September 30, 2006 and December 31, 2005, respectively	3,059	1,933
Notes receivable—McDonald’s Corporation	—	2,248
Inventory	3,393	2,625
Current deferred tax asset	1,664	2,346
Prepaid expenses	7,035	8,611
Total current assets	172,716	17,824
Leasehold improvements, property and equipment, net	379,891	340,694
Other assets	2,879	2,653
Long-term deferred tax asset	—	13,586
Goodwill	17,738	17,738
Total assets	$573,224	$392,495
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,640	$13,188
Accrued payroll and benefits	16,803	9,723
Accrued liabilities	15,393	15,683
Accrued loss contingency	1,212	1,817
Current portion of deemed landlord financing	71	57
Due to McDonald’s Corporation	1,178	1,514
Income tax payable	3,755	—
Total current liabilities	56,052	41,982
Deferred rent	43,211	37,106
Deemed landlord financing	4,055	3,476
Deferred income tax liability	15,740	—
Other liabilities	—	577
Total liabilities	119,058	83,141
Shareholders’ equity:
Class A common stock, $0.01 par value, 200,000 shares authorized, 14,171 and no shares outstanding as of September 30, 2006 and December 31, 2005, respectively	142	—
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,349 and 26,281 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively (Note 2)	183	263
Additional paid-in capital	468,596	375,728
Tax receivable—McDonald’s Corporation	(6,895)	(28,195)
Accumulated other comprehensive income	9	9
Accumulated deficit	(7,869)	(38,451)
Total shareholders’ equity	454,166	309,354
Total liabilities and shareholders’ equity	$573,224	$392,495

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.
Consolidated Statement of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Restaurant sales	$210,381	$163,964	$601,028	$452,593
Franchise royalties and fees	879	706	2,183	1,789
Total revenue	211,260	164,670	603,211	454,382
Restaurant operating costs:
Food, beverage and packaging	65,436	53,407	188,009	146,863
Labor	59,629	46,473	169,507	129,678
Occupancy	15,040	12,134	43,250	34,517
Other operating costs	25,744	22,612	74,855	59,408
General and administrative expenses	15,723	12,268	48,633	37,212
Depreciation and amortization	8,676	7,206	24,988	20,392
Pre-opening costs	2,053	381	4,668	1,247
Loss on disposal of assets	1,106	690	2,845	1,806
	193,407	155,171	556,755	431,123
Income from operations	17,853	9,499	46,456	23,259
Interest income	2,015	—	4,607	23
Interest expense	(68)	(248)	(197)	(663)
Income before income taxes	19,800	9,251	50,866	22,619
Benefit (provision) for income taxes	(7,998)	(4,168)	(20,284)	10,815
Net income	$11,802	$5,083	$30,582	$33,434
Earnings per share:
Basic	$0.36	$0.19	$0.96	$1.27
Diluted	$0.36	$0.19	$0.95	$1.27
Weighted average common shares outstanding:
Basic	32,499	26,281	31,888	26,281
Diluted	32,885	26,344	32,295	26,329

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.
Consolidated Statement of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2006	2005
Operating activities
Net income	$30,582	$33,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,988	20,392
Current income tax provision	1,832	11,941
Deferred income tax benefit	(5,558)	(2,413)
Change in valuation allowance	—	(20,343)
Loss on disposal of assets	2,845	1,806
Bad debt allowance	363	(12)
Stock-based compensation	3,811	1,493
Other	(97)	624
Changes in operating assets and liabilities:
Accounts receivable	(1,489)	575
Inventory	(768)	(428)
Prepaid expenses	1,576	(354)
Other assets	(226)	392
Accounts payable	(529)	1,635
Accrued liabilities	6,185	(277)
Income tax payable	3,755	—
Due to (from) McDonald’s Corp.	(336)	(279)
Deferred rent	6,555	4,383
Net cash provided by operating activities	73,489	52,569
Investing activities
Purchases of leasehold improvements, property and equipment, net	(62,499)	(53,322)
Net cash used in investing activities	(62,499)	(53,322)
Financing activities
Proceeds from sale of common stock	133,333	—
Costs of issuing common stock	(12,436)	—
Proceeds from option exercises	2,325	—
Excess tax benefit on stock-based compensation	983	—
Proceeds from deemed landlord financing	635	2,405
Payments on deemed landlord financing	(42)	(9)
Proceeds from McDonald’s tax sharing agreement	19,468	—
Proceeds from McDonald’s—intercompany notes	2,248	31,746
Payments to McDonald’s—intercompany notes	—	(27,000)
Changes in cash overdrafts	—	(4,431)
Net cash provided by financing activities	146,514	2,711
Net change in cash and cash equivalents	157,504	1,958
Cash and cash equivalents at beginning of period	61	—
Cash and cash equivalents at end of period	$157,565	$1,958
Supplemental disclosures of cash flow information
Non-cash pre-opening rent capitalized to leasehold improvements	$—	$1,507
Net purchases of leasehold improvements, property and equipment accrued in accounts payable	$4,981	$(2,526)

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(dollar and share amounts in thousands, unless otherwise specified)

1.                 Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 25 states throughout the United States and in the District of Columbia. As of September 30, 2006, the Company operated 539 restaurants and had eight restaurants operated by franchisees. As of September 30, 2006, McDonald’s Corporation (“McDonald’s”) was the majority owner of the Company with 83.3% of the combined voting power of the Company’s outstanding common stock and 50.7% of the economic interest of the Company. McDonald’s disposed of its interest in the Company via a tax-free exchange of shares of the Company’s class B common stock for McDonald’s stock effective October 12, 2006 (the “Disposition”).

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

The restated certificate of incorporation authorizes the issuance of an aggregate 230,000 shares of common stock consisting of 30,000 shares of Class B common stock, par value $0.01 per share, and 200,000 shares of Class A common stock par value $0.01. Shares of Class B common stock participate equally in dividends with shares of Class A common stock. Shares of Class B common stock have ten votes per share whereas shares of Class A common stock have one vote per share, except for purposes of approving a merger, consolidation, or similar transactions, a sale of substantially all of the Company’s property, or a dissolution of the Company. In any of those events, each share of Class A and Class B common stock has only one vote. The Class A and Class B common stock votes together as a single class. Prior to the

Chipotle Mexican Grill, Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(dollar and share amounts in thousands, unless otherwise specified)

Disposition, each share of Class B common stock was convertible at the option of the shareholder into one share of Class A common stock, and each share of Class B common stock generally also converted into one share of Class A common stock if a transfer of ownership occurred. As a result of the Disposition, shares of Class B common stock are no longer convertible, beginning October 12, 2006.

3.                 Adoption of New Accounting Principle

Effective January 1, 2006 on a prospective basis, the Company adopted Financial Accounting Standards Board’s (“FASB”) Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). Under FSP 13-1, rental costs associated with ground or building operating leases incurred during the construction period (“pre-opening rent”) are to be expensed. Accordingly, the Company recognized additional pre-opening expense of $1,112 and $2,830 ($669 and $1,704, net of tax) for the three months and nine months ended September 30, 2006, respectively. Prior to adoption of FSP 13-1, pre-opening rent was capitalized and included in leasehold improvements in the consolidated balance sheet. Had pre-opening rent been accounted for under FSP 13-1 in 2005, $859 and $2,655 ($517 and $1,598, net of tax) of additional pre-opening costs would have been recognized as expense in the three months and nine months ended September 30, 2005, respectively.

4.                 Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options and non-vested stock. There were no anti-dilutive securities for the three months and nine months ended September 30, 2006 or 2005.

The following table sets forth the computations of basic and dilutive earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$11,802	$5,083	$30,582	$33,434
Shares:
Weighted-average number of common shares outstanding	32,499	26,281	31,888	26,281
Dilutive stock options	299	28	311	32
Dilutive non-vested stock	87	35	96	16
Diluted weighted-average number of common shares outstanding	32,885	26,344	32,295	26,329
Basic earnings per share	$0.36	$0.19	$0.96	$1.27
Diluted earnings per share	$0.36	$0.19	$0.95	$1.27

Chipotle Mexican Grill, Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(dollar and share amounts in thousands, unless otherwise specified)

5.                 Stock-based Compensation

Effective with the Company’s initial public offering the Company adopted the Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan (the “2006 Incentive Plan”). Under the 2006 Incentive Plan, 2,200 shares of Class A common stock have been authorized and reserved for issuances to eligible employees. In conjunction with the initial public offering, the Company made a one-time grant of 774 options to purchase shares of its Class A common stock to all of its salaried employees. The exercise price of the options was set at the grant date fair value of $22.00 per share. These options vest three years after the grant date and expire after seven years. Compensation expense for these options will be recognized equally over the three-year vesting period. Also during the nine months ended September 30, 2006, the Company modified certain options of terminated employees to accelerate vesting resulting in additional compensation expense. Total stock-based compensation expense, inclusive of stock options, stock grants and stock appreciation rights, was $783 and $3,811 ($471 and $2,294, net of tax) for the three months and nine months ended September 30, 2006, respectively, and was $605 and $1,493 ($364 and $899, net of tax) for the three months and nine months ended September 30, 2005, respectively. As of September 30, 2006, there was $4,811 of unrecognized compensation expense related to unvested options that is expected to be recognized over the remaining vesting period, which is generally 28 months.

In the nine months ended September 30, 2006, options to purchase an aggregate of 127 shares of the Company’s Class A common stock were exercised.

6.                 Income Taxes

At the consummation of the Company’s initial public offering, the Company exited McDonald’s consolidated tax group for federal and some state tax purposes and will be reimbursed for the remaining tax attributes in accordance with the tax sharing agreement. At the consummation of the Disposition, Chipotle exited McDonald’s consolidated tax group for the remaining states. Due to the exit from McDonald’s consolidated federal tax group, the Company eliminated the deferred tax asset related to the post-acquisition net operating loss carryforwards of $32,859 and alternative minimum tax credits of $918 through equity. As a result, the Company converted to a net long-term deferred tax liability position which was $15,740 as of September 30, 2006. There were no other significant changes to the Company’s deferred tax balances as a result of the tax deconsolidation.

During the second quarter of 2006, the Company adjusted its deferred tax assets and liabilities for enacted changes in state tax laws, which resulted in a $150 benefit, or a 0.2% reduction of the effective tax rate, for the nine months ended September 30, 2006.

7.                 Related-Party Transactions

The consolidated statement of operations reflects charges from McDonald’s of $2,098 and $2,445 for the three months ended September 30, 2006 and 2005, respectively, and $7,819 and $6,833 for the nine months ended September 30, 2006 and 2005, respectively, primarily related to reimbursements of insurance coverage, 401(k) matching contributions, payroll and related expenses for certain McDonald’s employees who performed services for the Company, software maintenance agreements and non-income

Chipotle Mexican Grill, Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(dollar and share amounts in thousands, unless otherwise specified)

based taxes. The charges were specifically identifiable to the Company. As a result of the Disposition, the services provided by McDonald’s have been, or will be, terminated.

The Company leases restaurant space from McDonald’s and its affiliates. Rent expense was $75 and $123 for such leases for the three months ended September 30, 2006 and 2005, respectively, and was $254 and $318 for the nine months ended September 30, 2006 and 2005, respectively.

Until the initial public offering, the Company invested its excess cash under short-term agreements with McDonald’s. The Company did not have an agreement in place, but had been operating under the terms of the previous agreement which expired April 14, 2005. Interest was added to the principal monthly. As of September 30, 2006, no amount was outstanding. As of December 31, 2005, $2,248 was on deposit under this agreement.

The Company entered into short-term agreements with McDonald’s to provide the Company with temporary capital. The line of credit bearing interest at the Prime rate plus 100 basis points expired June 30, 2006 and was not renewed. For the three months and nine months ended September 30, 2005, interest expense was $213 and $629, respectively. No amounts were outstanding as of December 31, 2005.

8.                 Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2006. These matters could affect the operating results of any one quarter when resolved in future periods. However, management believes after final disposition, any monetary liability or financial impact to the Company would not be material to the Company’s consolidated financial statements.

In addition, the Company is involved in claims relating to the possible theft of its customers’ credit and debit card data. Through the end of September 2006, the Company has received claims through the bank that processes its credit and debit cards with respect to fewer than 2,000 purportedly fraudulent credit and debit card charges allegedly arising out of this matter in an aggregate amount of about $1,442. The Company also incurred $1,346 of expense in connection with fines imposed by the Visa and MasterCard card associations on the acquiring bank. In 2004, the Company recorded a reserve for the potential exposure for losses and fines of $4,000. Through September 30, 2006, the Company utilized $2,788 of the reserve to cover fines and losses. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly.

9.                 Recently Issued Accounting Standards

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences (“EITF 06-2”). The EITF concluded that sabbatical leave accumulates pursuant to the criteria of Statement of Accounting Standard No. 43 Accounting for Compensated Absences (“FAS 43”) and therefore the benefit should be accrued if the remaining criteria of FAS 43 are met. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 can be applied as a change in

Chipotle Mexican Grill, Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(dollar and share amounts in thousands, unless otherwise specified)

accounting principle either as a cumulative-effect adjustment to beginning retained earnings in the year of adoption or as retrospective application to all prior periods. The Company offers sabbatical leave to employees who have provided ten years of services. The Company is assessing the impact of EITF 06-2 on its results and therefore cannot estimate the impact on its financial statements.

In September 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect upon adoption of applying the provision shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG-1”). FSP AUG-1 prohibits the use of the accrue-in-advance method of accounting for costs of planned major maintenance projects. The statement is effective for fiscal years beginning after December 15, 2006. The Company does not utilize the accrue-in-advance method and therefore does not expect the adoption of FSP AUG-1 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value. The Company does not expect the adoption of FAS 157 to have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on the Company’s consolidated financial statements.

10.          Subsequent Events

McDonald’s Disposition

McDonald’s completed the Disposition on October 12, 2006. Under the terms of the Disposition, McDonald’s distributed 16,539,967 shares of the Company’s class B common stock in a tax-free exchange

Chipotle Mexican Grill, Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(dollar and share amounts in thousands, unless otherwise specified)

offer, representing approximately 83.3% of the voting interest and 50.7% of the economic interest of the Company as of September 30, 2006. McDonald’s accepted 18,628,187 shares of its common stock in exchange for the shares of the Company’s class B common stock. McDonald’s no longer owns any voting or economic interest in the Company.

Line of Credit

In October 2006, the Company entered into a revolving line of credit with a principal amount of $10 million which expires in August 2007. The line of credit is for support of letters of credit issued by the Company in the normal course of business and bears interest at the Company’s option at either the Prime rate, a fixed rate determined by the bank or an adjusted LIBOR rate.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our projections of the number of restaurants we intend to open and the effect on us of McDonald’s disposition of its interest in us, as well as our expectations regarding future comparable restaurant sales increases, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005 and in Item 1A, “Risk Factors,” in Part II of this report.

Overview

We operate fast-casual, fresh Mexican food restaurants in 25 states throughout the United States and in the District of Columbia. Our total revenue, generated primarily through restaurant sales of food and beverages, was $603.2 million for the nine months ended September 30, 2006, a 32.8% increase from the same period in 2005. The increase was driven primarily by comparable restaurant sales increases of 15.0% for the nine months ended September 30, 2006 and an increase in revenue from restaurants not yet in the comparable base. We expect 2006 full year comparable restaurant sales increase in the low double-digits with the fourth quarter being the lowest for the year as its prior year comparison is the most difficult. We expect 2007 full year comparable restaurant sales in the low to mid single digits. Comparable restaurant sales include company-owned restaurants only and represent the change in period-over-period sales for the comparable restaurant base. A restaurant becomes comparable in its 13th full month of operation.

Several factors affect our restaurant sales in any period, including the number of restaurants in operation and average restaurant sales. As of September 30, 2006 and 2005, we operated 539 and 453 restaurants, respectively, and had eight restaurants operated by franchisees in each period. We opened 30 restaurants in the three months ended September 30, 2006. We opened 59 restaurants in the nine months ended September 30, 2006, including nine restaurants in three new markets entered during 2006. Average restaurant sales for restaurants open at least 12 full months were $1.584 million and $1.406 million for the trailing 12-month period ended September 30, 2006 and 2005, respectively. We intend to open a total of 80 to 90 restaurants in 2006, including the 59 restaurants opened in the first nine months of 2006. We intend to open 95-105 restaurants in 2007.

Our combined food, beverage and packaging costs, labor, occupancy and other operating costs have increased to $475.6 million in the nine months ended September 30, 2006 as we opened new restaurants and processed a higher number of transactions in each restaurant. General and administrative expenses have increased as a result of hiring more employees as we grew, increases in severance costs and stock-based compensation expense, and costs incurred for the secondary offering by McDonald’s and other shareholders and the McDonald’s tax-free exchange offering described below. Depreciation and amortization has increased as we are continually opening new restaurants. Pre-opening expense has increased primarily as a result of our adoption of Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1 Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”), effective January 1, 2006.

Income from operations increased to $46.5 million, or 7.7% of revenue, for the nine months ended September 30, 2006 compared to $23.3 million, or 5.1% of revenue, for the nine months ended

September 30, 2005. Net income for the nine months ended September 30, 2006 was $30.6 million, or 5.1% of revenue. Net income for the nine months ended September 30, 2005 was $33.4 million, or 7.4% of revenue, inclusive of a $20.3 million non-recurring tax benefit.

Certain Trends and Uncertainties

Relationship with McDonald’s

As of September 30, 2006, McDonald’s owned 16,539,967 shares of our class B common stock, representing 83.3% of the voting interest and 50.7% of the economic interest of our common stock. Effective October 12, 2006, McDonald’s distributed its shares of our class B common stock in a tax-free exchange offer. McDonald’s accepted 18,628,187 shares of its common stock in exchange for the shares our class B common stock. McDonald’s no longer owns any voting or economic interest in us.

Certain services provided to us by McDonald’s have been terminated or will terminate as a result of our separation from them. Benefits and insurance services, accounting, internal audit services and facilities services were terminated in conjunction with the separation. Certain accounting information technology systems services McDonald’s provides to us under a transition services agreement are expected to conclude not later than December 1, 2006, and will terminate in any event on or before October 12, 2008.

Our relationship with McDonald’s enabled us to obtain pricing benefits for some products and services. In light of our separation from McDonald’s, we have implemented or are pursuing alternatives to ensure that the separation occurs without any material disruption in the services or in our relationships with the suppliers or service providers. We estimate the incremental costs of employee benefits, insurance, information technology services, distribution centers and beverage suppliers due to our separation from McDonald’s to be between $1.0 million and $2.0 million in the first year.

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

Our quarterly results are also affected by other factors such as the number of new restaurants opened in a quarter and unanticipated events. New restaurants have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies. Because we tend to open more new restaurants later in the fiscal year, our fourth quarter net income may be lower than in other quarters. In addition, unanticipated events also impact our results. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for the year.

Results of Operations

As our business grows and we open more restaurants and hire more people, our food, beverage and packaging costs, labor, occupancy and other restaurant operating costs increase. Our operating results for the three months and nine months ended September 30, 2006 and 2005 are expressed as a percentage of total revenue below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Restaurant sales	99.6%	99.6%	99.6%	99.6%
Franchise royalties and fees	0.4	0.4	0.4	0.4
Total revenue	100.0	100.0	100.0	100.0
Food, beverage and packaging costs	31.0	32.4	31.2	32.3
Labor costs	28.2	28.2	28.1	28.5
Occupancy costs	7.1	7.4	7.2	7.6
Other operating costs	12.2	13.7	12.4	13.1
General and administrative expenses	7.4	7.5	8.1	8.2
Depreciation and amortization	4.1	4.4	4.1	4.5
Pre-opening costs	1.0	0.2	0.8	0.3
Loss on disposal of assets	0.5	0.4	0.5	0.4
Total costs and expenses	91.5	94.2	92.3	94.9
Income from operations	8.5	5.8	7.7	5.1
Interest income	1.0	—	0.8	—
Interest expense	—	(0.2)	—	(0.1)
Income before income taxes	9.4	5.6	8.4	5.0
Benefit (provision) for income taxes	(3.8)	(2.5)	(3.4)	2.4
Net income	5.6%	3.1%	5.1%	7.4%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

The table below presents our operating results for the three months ended September 30, 2006 and 2005 and the related period-to-period changes:

	Three months ended September 30,		Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
	(in millions, except percentages)
Restaurant sales	$210.4	$164.0	$46.4	28.3%
Food, beverage and packaging costs	65.4	53.4	12.0	22.5
Labor costs	59.6	46.5	13.2	28.3
Occupancy costs	15.0	12.1	2.9	23.9
Other operating costs	25.7	22.6	3.1	13.9
General and administrative expenses	15.7	12.3	3.5	28.2
Depreciation and amortization	8.7	7.2	1.5	20.4
Pre-opening costs	2.1	0.4	1.7	*
Loss on disposal of assets	1.1	0.7	0.4	60.3
Net interest income (expense)	1.9	(0.2)	2.2	*
Provision for income taxes	(8.0)	(4.2)	(3.8)	91.9

*                    not meaningful.

Restaurant Sales.   Of the $46.4 million increase in restaurant sales, $18.8 million was attributable to an increase in comparable restaurant sales, $14.3 million resulted from company-operated restaurants opened in 2005 that were not yet comparable and $13.3 million was due to 59 company-operated restaurants opened in the first nine months of 2006. Average restaurant sales for the trailing 12-month period ended September 30, 2006 increased 12.7% to $1.584 million from $1.406 million for the trailing 12-month period ended September 30, 2005, driven primarily by comparable restaurant sales growth of 11.6% that reflected increasing nationwide awareness of our brand and our focus on improving service time. A substantial majority of the comparable restaurant sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases in certain markets.

Food, Beverage and Packaging Costs.   As a percentage of total revenue, food, beverage and packaging costs decreased due primarily to the impact of favorable commodity prices, most significantly avocados and chicken, and menu price increases in selected markets which were partially offset by higher costs resulting from the introduction of naturally raised beef or chicken.

Labor Costs.   Labor costs as a percentage of revenue remained consistent compared to the same period in 2005 due to leverage from an increase in the number of transactions which did not require a corresponding increase in staff being offset by transitioning to our enhanced restaurant management structure.

Occupancy Costs.   As a percentage of total revenue, occupancy costs decreased due to higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs.   Other operating costs as a percentage of total revenue decreased due primarily to entering into a new credit card processing agreement with lower fees, less marketing expenditures, and a reduction in training costs for external restaurant manager hires as a result of our focus on our enhanced restaurant structure partially offset by an increase in insurance reserves due to higher actual claims.

General and Administrative Expenses.   The increase in general and administrative expenses primarily resulted from hiring more employees as we grew, $0.6 million of costs incurred for the McDonald’s exchange offer and costs incurred to operate as a public company. As a percentage of total revenue, general and administrative expenses decreased due primarily to the effect of higher average restaurant sales on a partially fixed-cost base.

Depreciation and Amortization.   Depreciation and amortization increased primarily due to restaurants opened in 2006 and in 2005. As a percentage of total revenue, depreciation and amortization decreased primarily due to higher average restaurant sales.

Pre-Opening Costs.   Pre-opening costs increased principally because of the change in accounting principle required by FSP 13-1. FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as expense in reporting periods beginning after December 15, 2005. Accordingly, we recognized additional pre-opening expense of $1.1 million in the three months ended September 30, 2006 under this principle. Had FSP 13-1 been effective in 2005, we would have recognized additional pre-opening costs of approximately $0.9 million in the three months ended September 30, 2005. Pre-opening costs also increased as result of opening 30 stores in the third quarter of 2006 as compared to 17 in the third quarter of 2005.

Loss on Disposal of Assets.   The increase in loss on disposal of assets was primarily due to the closure of a restaurant due to structural damage to leased mall space.

Net Interest Income.   The increase in interest income (net of interest expense) resulted from our incremental cash and cash equivalents being invested in short-term investments with maturities of three months or less during 2006.

Provision for Income Taxes.   The provision for income taxes increased due primarily to increased pre-tax earnings offset by a reduction in our effective tax rate from 2005. The effective tax rate for the third quarter of 2005 was 45.1%. During the third quarter of 2005 we adjusted our deferred tax assets and liabilities for enacted changes in state tax laws resulting in $0.2 million of expense. At the same time, we adjusted the provision based on the actual tax returns filed resulting in an additional expense of $0.4 million. The two combined had a 4.4% effect on the quarter’s effective tax rate. The effective tax rate for the third quarter of 2006 was 40.4%. During the third quarter of 2006 we revised our estimated 2006 annual effective tax rate to 40.1% from 40.0% due to updated information. The adjustment had a 0.4% impact on the effective tax rate for the quarter.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

The table below presents our operating results for the nine months ended September 30, 2006 and 2005 and the related period-to-period changes:

	Nine months ended September 30,		Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
	(in millions, except percentages)
Restaurant sales	$601.0	$452.6	$148.4	32.8%
Food, beverage and packaging costs	188.0	146.9	41.1	28.0
Labor costs	169.5	129.7	39.8	30.7
Occupancy costs	43.3	34.5	8.7	25.3
Other operating costs	74.9	59.4	15.4	26.0
General and administrative expenses	48.6	37.2	11.4	30.7
Depreciation and amortization	25.0	20.4	4.6	22.5
Pre-opening costs	4.7	1.2	3.4	*
Loss on disposal of assets	2.8	1.8	1.0	57.5
Net interest income (expense)	4.4	(0.6)	5.1	*
Benefit (provision) for income taxes	(20.3)	10.8	(31.1)	*

*                    not meaningful.

Restaurant Sales.   Of the $148.4 million increase in restaurant sales, $67.3 million was attributable to an increase in comparable restaurant sales, $59.0 million resulted from company-operated restaurants opened in 2005 that were not yet comparable and $22.1 million was due to 59 company-operated restaurants opened in the nine months ended September 30, 2006. Average restaurant sales for the trailing 12-month period ended September 30, 2006 increased 12.7% to $1.584 million from $1.406 million for the trailing 12-month period ended September 30, 2005, driven primarily by comparable restaurant sales growth of 15.0% that reflected increasing nationwide awareness of our brand and our focus on improving service time. A substantial majority of the comparable restaurant sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases in markets where we introduced naturally-raised beef or chicken.

Food, Beverage and Packaging Costs.   As a percentage of total revenue, food, beverage and packaging costs decreased due primarily to favorable commodity prices, most significantly avocados, and menu price increases in selected markets which were partially offset by higher costs resulting from the introduction of naturally raised beef or chicken in those markets.

Labor Costs.   Labor costs as a percentage of revenue decreased primarily due to improved employee efficiency resulting from an increase in the number of transactions which did not require a corresponding increase in staff partially offset by additional staffing as we transition to our enhanced restaurant structure.

Occupancy Costs.   As a percentage of total revenue, occupancy costs decreased due to higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs.   As a percentage of total revenue, other operating costs decreased due to higher average restaurant sales on a partially fixed-cost base.

General and Administrative Expenses.   The increase in general and administrative expenses primarily resulted from hiring more employees as we grew, increases in severance costs and stock-based compensation expense, $1.3 million incurred for the secondary and exchange offers, and costs incurred to operate as a public company. Severance costs include the modification of certain options for terminated employees resulting in $1.1 million of additional stock-based compensation expense. Stock-based compensation expense increased as a result of a one-time broad-based stock option grant at the time of the initial public offering of our Class A common stock. As a percentage of total revenue, general and administrative expenses decreased due primarily to the effect of higher average restaurant sales on a partially fixed-cost base.

Depreciation and Amortization.   Depreciation and amortization increased primarily due to restaurants opened in 2006 and in 2005. As a percentage of total revenue, depreciation and amortization decreased primarily due to higher average restaurant sales.

Pre-Opening Costs.   Pre-opening costs increased principally because of the change in accounting principle required by FSP 13-1. FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as expense in reporting periods beginning after December 15, 2005. Accordingly, we recognized additional pre-opening expense of $2.8 million in the nine months ended September 30, 2006 under this principle. Had FSP 13-1 been effective in 2005, we would have recognized additional pre-opening costs of approximately $2.7 million in the nine months ended September 30, 2005.

Loss on Disposal of Assets.   The increase in loss on disposal of assets was largely due to write offs of equipment as a result of maintenance and system upgrades, to the closure of a restaurant due to structural damage to leased mall space and to the impairment of a restaurant to be relocated at the landlord’s request.

Net Interest Income.   The increase in interest income (net of interest expense) resulted from investing our incremental cash and cash equivalents in short-term investments with maturities of three months or less during 2006.

Benefit (Provision) for Income Taxes.   During the second quarter of 2005, we determined that it was more likely than not that we would realize our deferred tax assets related to net operating loss carryovers and we reversed our valuation allowance of $20.3 million resulting in a $10.8 million tax benefit for the period or an effective tax rate benefit of 47.8%. Excluding the $20.3 million non-recurring tax benefit, the effective tax rate for the nine months ended September 30, 2005 would have been 42.1%. This reflects an adjustment to our deferred tax assets and liabilities for enacted changes in state tax laws of $0.2 million and an adjustment to the provision based on the actual returns filed of $0.4 million, both recorded in the third quarter of 2005. During the third quarter of 2006 we also revised our estimated 2006 annual effective tax rate to 40.1% from 40.0% due to updated information. In addition, during the second quarter of 2006 we adjusted our deferred tax assets and liabilities for enacted changes in state tax laws. This resulted in a $0.2 million benefit or a 0.2% reduction of the effective tax rate for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. Prior to our initial public offering, we financed these requirements primarily through equity sales to McDonald’s and others as well as through cash flows from operations. Upon the closing of our initial public offering in January 2006, we received net proceeds from the offering of approximately $120.9 million. We plan to use the proceeds to provide additional long-term capital support to the growth of our business (primarily through opening restaurants), to continue to maintain our existing restaurants and for general corporate purposes. As of September 30, 2006, we had $157.6 million in cash and cash equivalents.

We have also historically obtained short-term borrowings from McDonald’s from time to time under documented lines of credit at an interest rate equal to the U.S. Prime rate plus 100 basis points. The existing line of credit, which expired in June 2006, was not renewed.

In October 2006, we entered into a revolving line of credit with a principal amount of $10 million which expires in August 2007. The line of credit is for support of letters of credit we issue in the normal course of business and bears interest at our option at either the Prime rate, a fixed rate determined by the bank or an adjusted LIBOR rate.

Operating Activities.   Net cash provided by operating activities was $73.5 million for the nine months ended September 30, 2006 compared to $52.6 million for the same period in 2005. The increase was primarily attributable to a $28.2 million improvement in income before income taxes driven primarily by higher average restaurant sales and higher restaurant margins.

Investing Activities.   Net cash used in investing activities was $62.5 million for the nine months ended September 30, 2006 compared to $53.3 million in the same period in 2005. The increase related primarily to higher capital expenditures as we opened 59 restaurants in the nine months ended September 30, 2006, compared with 52 restaurants in the nine months ended September 30, 2005. We expect to incur total capital expenditures of approximately $95 million in 2006, relating primarily to the construction of new restaurants.

Financing Activities.   Net cash provided by financing activities was $146.5 million in the nine months ended September 30, 2006 compared to $2.7 million in the same period in 2005. The increase was mainly attributable to the $133.3 million proceeds from our initial public offering and $19.5 million of tax sharing payments received from McDonald’s under the tax allocation agreement described below.

Liquidity and Capital Expenditures.   We plan to use the proceeds from our initial public offering to provide additional long-term capital to support the growth of our business (primarily through opening restaurants), to continue to maintain our existing restaurants and for general corporate purposes. McDonald’s will not provide us with financing in the future. However, in accordance with our tax allocation agreement with McDonald’s, McDonald’s has agreed to compensate us for the net operating losses (“NOLs”) or tax credits it used that were attributable to our operations. We expect to receive payment for the federal and state NOLs that we have not utilized on a stand-alone basis as we make estimated tax payments, but no later than the first quarter of 2008. As of September 30, 2006, the amount owed by McDonald’s totaled $6.9 million.

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

Income Taxes

Prior to our initial public offering, McDonald’s included our results of operations in its consolidated federal and state income tax returns. At the consummation of our initial public offering, we exited McDonald’s consolidated tax group for federal and some state tax purposes. We remained in McDonald’s consolidated tax returns for some states until the completion of our separation from McDonald’s. Certain deferred tax assets were reclassified into equity as a result of the deconsolidation. As a result, we now have a net long-term deferred tax liability.

Insurance

We maintain various insurance policies for employee health, workers’ compensation, general liability and property damage. In conjunction with our separation from McDonald’s, we entered into certain new insurance policies with modified coverage. Prior to entering into the new policies, we were covered by fixed cost policies for workman’s compensation and health insurance. We are now self-insured on our PPO health insurance plan. Our HMO health insurance plan is to be renewed January 1, 2007 and is likely to be converted to a self-insured plan as well. We are also now responsible for losses up to a certain limit for workers’ compensation insurance. We continue to be responsible for losses up to a certain limit for general liability and property damage insurance.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated resulting in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs.

Recently Issued Accounting Standards

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences (“EITF 06-2”). The EITF concluded that sabbatical leave accumulates pursuant to the criteria of Statement of Accounting Standard No. 43 Accounting for Compensated Absences (“FAS 43”) and therefore the benefit should be accrued if the remaining criteria of FAS 43 are met. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 can be applied as a change in accounting principle either as a cumulative-effect adjustment to beginning retained earnings in the year of adoption or as retrospective application to all prior periods. We are assessing the impact of EITF 06-2 on our results and therefore cannot estimate the impact on our financial statements.

In September 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect upon adoption of applying the provision shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG-1”). FSP AUG-1 prohibits the use of the accrue-in-advance method of accounting for costs of planned major maintenance projects. The statement is effective for fiscal years beginning after December 15, 2006. We do not utilize the accrue-in-advance method and therefore do not expect the adoption of FSP AUG-1 to have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides a definition of fair value and acceptable methods of measuring fair value. We do not expect the adoption of FAS 157 to have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We have assessed the effect of adopting this guidance and has determined that there will be no impact on our consolidated financial statements.

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

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash and cash equivalents. Since the completion of our initial public offering we have invested our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2006, we had $153.1 million deposited in short-term investments bearing a weighted-average interest rate of 5.37%.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes during the nine months ended September 30, 2006 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition, we’re involved in claims relating to the possible theft of our customers’ credit and debit card data. Through the end of September 2006, we have received claims through the bank that processes our credit and debit cards with respect to fewer than 2,000 purportedly fraudulent credit and debit card charges allegedly arising out of this matter in an aggregate amount of about $1.4 million. We’ve also incurred $1.3 million of expense in connection with fines imposed by the Visa and MasterCard card associations on the acquiring bank. In 2004, we recorded charges of $4.0 million to establish a reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card charges, the cost of replacing cards, monitoring expenses and fees, and fines imposed by Visa and MasterCard. All of the reimbursement claims are being disputed, although we’ve not formally protested all of the charges. As of September 30, 2006, after charging these expenses against the reserve, the remaining reserve was $1.2 million. In addition to the reserve, we’ve also incurred about $1.5 million of additional expenses in this matter, including $1.4 million for legal fees, bringing our total expense relating to this matter to $5.5 million. We have not reserved any additional amounts to date.

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

ITEM 1A.        RISK FACTORS

The following discusses significant changes in our risk factors since our last annual report. You should read this in conjunction with our risk factors in Item 1A in our annual report on Form 10-K for the year ended December 31, 2005.

We may face difficulties transitioning services McDonald’s provided to us and entering into new or modified arrangements with existing or new suppliers or service providers.

We have historically benefited from our relationship with McDonald’s. For example, McDonald’s provided us, directly or through McDonald’s own vendor relationships, with accounting services, insurance policy coverage, banking services, health and other insurance benefits for our employees and employee benefit plans, as well as with its expertise in certain areas of our operations, such as real estate. We also benefited from our relationship with McDonald’s when we bought supplies or distribution or other services. For example, McDonald’s relationship with Coca-Cola has helped us contain our beverage costs, and we rely on the same distribution network as McDonald’s.

As a result of our separation from McDonald’s effective October 12, 2006, we are now responsible for securing all of our own management, financial, tax, accounting, legal and other resources. Insurance and benefits services, accounting, internal audit services and facilities services that McDonald’s was providing to us under a services agreement terminated on the effective date of the separation. Certain accounting information technology systems services McDonald’s provides to us under a transition services agreement are expected to conclude not later than December 1, 2006, and will terminate in any event on or before October 12, 2008.

In addition, our use of the distribution network that McDonald’s also uses is not tied to McDonald’s ownership in us, and the relevant suppliers and service providers could decide to stop giving us beneficial pricing and/or service levels or terminate their relationship with us at any time.

In light of our separation from McDonald’s and the resulting termination of services and benefits we received from McDonald’s, we have implemented or obtained, or are pursuing, accounting functions, employee benefits plans and insurance policies to replace services or benefits previously provided by McDonald’s. We have also evaluated relationships with our existing suppliers or service providers to ensure that our separation from McDonald’s occurs without material disruption in our operations. Although we have made arrangements to replace the services previously provided to us by McDonald’s, we may encounter difficulties implementing services or be unable to negotiate pricing or other terms as favorable as those we currently have in effect. We may also experience difficulties in establishing suitable internal controls in connection with providing our own accounting services rather than obtaining those services from McDonald’s. We estimate the incremental costs of employee benefits, insurance, information technology services and beverage suppliers due to our separation from McDonald’s to be between $1.0 million and $2.0 million in the first year. However, we cannot quantify with certainty the total impact the separation will have on our expenses.

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, workers’ compensation, general liability and property damage. In conjunction with our separation from McDonald’s, we entered into certain new insurance policies with modified coverage. Prior to entering into the new policies, we were covered by fixed cost policies for health insurance and workman’s compensation. We are now self-insured on our PPO health insurance plan. Our HMO health insurance plan is to be renewed January 1, 2007 and is likely to be converted to a self-insured plan as well. We are also now responsible for losses up to a certain limit for workers’ compensation insurance. We continue to be responsible for losses up to a certain limit for general liability and property damage insurance.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our results of operations.

Restrictions and indemnities in connection with the tax treatment of McDonald’s exchange offer could adversely affect us.

Current tax law generally creates a presumption that a tax-free exchange of the type used by McDonald’s to complete its disposition of its ownership in us would be taxable to McDonald’s, but not to its shareholders, if we or our shareholders were to engage in a transaction that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning two years before the date of the exchange, unless it is established that the exchange and the transaction are not part of a plan or series of related transactions to effect such a change in ownership. As a consequence of the foregoing, in the separation agreement we entered into with McDonald’s in connection with the separation, we have:

•       undertaken to maintain our current business as an active business for a period of two years following the separation;

•       undertaken not to take any action affecting the relative voting rights of any separate classes of our stock on or before the second anniversary of the separation, and for a period thereafter to only take such action under certain conditions;

•       generally agreed to be restricted, for a period of two years following the separation, from (i) consenting to certain acquisitions of significant amounts of our stock; (ii) transferring significant amounts of our assets; (iii) merging or consolidating with any other person; (iv) liquidating or partially liquidating; (v) reacquiring our stock; or (vi) taking any other action (including an action that would be inconsistent with the representations relied upon for purposes of the ruling and/or opinion described above) that would be reasonably likely to jeopardize the tax-free status of the exchange, except in specified circumstances; and

•       agreed to indemnify McDonald’s for taxes and related losses it incurs as a result of the exchange failing to qualify as a tax-free transaction, if the taxes and related losses are attributable to (i) direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions); (ii) negotiations, understandings, agreements or arrangements in respect of such acquisitions; or (iii) our failure to comply with applicable representations and undertakings from us and the restrictions placed on our actions under the separation agreement.

The indemnity described above covers corporate level taxes and related losses suffered by McDonald’s in the event of a 50% or greater change in our stock ownership, as well as taxes and related losses suffered by McDonald’s if, due to any of our representations or undertakings being incorrect or violated, the exchange is determined to be taxable for other reasons. We currently estimate that the indemnification obligation to McDonald’s for taxes due in the event of a 50% or greater change in our stock ownership could exceed $450 million. This estimate, which does not take into account related losses, depends upon several factors that are beyond our control. As a consequence, the indemnity to McDonald’s could vary substantially from the estimate. Furthermore, the estimate does not address the potential indemnification obligation to McDonald’s in the event that, due to any of our representations or undertakings being incorrect or violated, the exchange is determined to be taxable for other reasons. In that event, the total indemnification would likely be much greater.

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The exhibits to this report are listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
	By:	/s/ JOHN R. HARTUNG
		Name:	John R. Hartung
		Title:	Chief Finance and Development Officer
(principal financial officer)
Date: October 31, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*
3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.*
4.1	Form of Stock Certificate for Class A Common Stock.*
4.2	Form of Stock Certificate for Class B Common Stock.
10.1	Separation Agreement between Chipotle Mexican Grill, Inc. and McDonald’s Corporation.**
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Finance and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Chief Executive Officer, Chief Finance and Development Officer and President and Chief Operating of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated herein by reference to Chipotle Mexican Grill, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-32731).

**             Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-4 (File No. 333-137177) filed on September 8, 2006.