Form 10-K
period 2006-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2007-02-23
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-32731

CHIPOTLE MEXICAN GRILL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1219301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1543 Wazee Street, Suite 200 Denver, CO	80202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 595-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	New York Stock Exchange
Class B common stock, par value $0.01 per share	New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s outstanding common equity held by nonaffiliates was $770.8 million, based on the closing price of the registrant’s class A common stock on that date. For purposes of this calculation, shares of class A common stock held by each executive officer and director and by holders of more than 5% of the class A common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. This calculation also excludes all shares of the registrant’s class B common stock because the class B common stock was not publicly traded as of June 30, 2006.

As of February 16, 2007 there were 14,221,675 shares of the registrant’s class A common stock, par value of $0.01 per share, and 18,424,690 shares of the registrant’s class B common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006.

PART I

ITEM 1. BUSINESS

General

Chipotle Mexican Grill, Inc. (“Chipotle” or the “Company”) operates more than 570 restaurants in 26 states and the District of Columbia, with an additional eight franchise restaurants as of December 31, 2006. Our restaurants serve a simple menu of tacos, burritos, salads and burrito bowls (a burrito without the tortilla), made using fresh ingredients. People outside our company tend to categorize us as a “fast casual” concept—restaurants that are a step up from traditional fast food, but not casual, sit-down places. We’ve never worried much about what category we’re in. Instead, we remain focused on trying to find the best ingredients we can get to make the best tasting food we can; on recruiting and retaining really great people to ensure that the restaurant experience we provide is unique and genuine; and on building restaurants that are complementary to the food we serve, while also operationally efficient and with increasing awareness and respect for the environment.

Chipotle began with a simple philosophy: Demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. Over the years, that vision has evolved. Today, we’re working to change the way people think about and eat fast food. We do this by looking to fine-dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and a distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. We also are pursuing our vision of “Food With Integrity”—which to us means finding the best raw ingredients from the best sources, including naturally raised meats, where the animals are fed a vegetarian diet and not given antibiotics or hormones.

We manage our restaurants based on three regions that all report into a single segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2006, 2005, and 2004 and our total assets as of December 31, 2006 and 2005, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data”.

Our predecessor corporation, World Foods, Inc., was founded in Colorado in 1993. McDonald’s Corporation made an equity investment in us in February 1998, becoming our majority shareholder, and simultaneous with McDonald’s initial investment in us, World Foods, Inc. merged with Chipotle Mexican Grill, Inc., a newly-formed Delaware corporation. We completed our initial public offering of class A common stock in January 2006. McDonald’s sold a portion of its interest in us in the initial public offering, sold an additional portion of its interest in us in a secondary offering of class A common stock in May 2006, and disposed of its remaining interest in us in an exchange offer to its shareholders that was completed in October 2006. As a result of the completion of the McDonald’s exchange offer, we now have two publicly-traded classes of common stock, class A and class B, and McDonald’s no longer owns any interest in us.

Our Menu and Food Preparation

A Few Things, Thousands of Ways. We serve only a few things: burritos, burrito bowls, tacos and salads. But because customers can choose from four different meats, two types of beans and a variety of extras such as salsas, guacamole, cheese and lettuce, there’s enough variety to extend our menu to provide more than 65,000 choices. We plan to keep a simple menu, but we’ll consider additions that we think make sense. For example, in 2005 we rolled out a salad that uses the same ingredients as our burritos and tacos, with the addition of chipotle-honey vinaigrette that we make in the restaurant daily. And if you can’t find something on the menu that’s quite what you’re after, let us know. If we can make it from the ingredients we have, we’ll do it.

In preparing our food, we use gas stoves and grills, pots and pans, cutting knives, wire whisks and other kitchen utensils, walk-in refrigerators stocked with a variety of fresh ingredients, herbs and spices and dry goods such as rice. Ingredients we use include marinated chicken, carnitas (seasoned and braised pork), barbacoa (spicy shredded beef), marinated steak and pinto and vegetarian black beans. We add our rice, which is tossed with real lime juice and freshly chopped cilantro, as well as freshly shredded cheese, sour cream, lettuce, tomatoes, peppers and onions, depending on each customer’s request. We use various herbs, spices and seasonings to prepare our meats and vegetables. We also provide a variety of extras such as guacamole and salsas. To round out our main menu items, we also serve tortilla chips seasoned with fresh lime and kosher salt. In addition to sodas and fruit drinks, most of our restaurants also offer a selection of beer and margaritas. And a majority of our food is prepared from scratch in our restaurants, not simply reheated and slapped together to order.

Food Served Fast…So That Customers Can Enjoy It Slowly. Our employees spend hours preparing our food on-site, but each customer order can be ready in seconds. Customers select exactly what they want and how they want it by speaking directly to the employees assembling the food our employees have prepared. While we think that our customers return because of the great-tasting food, we also think that they like getting food served fast without having a “fast-food” experience, even when they’re not in a hurry. And while our restaurants often have lines, we try to serve customers as quickly as possible; we’ve even been able to serve more than 300 customers an hour at some locations. The natural flow of our restaurant layout, including the floor plan and the design of our serving line, are designed to make the food ordering process intuitive and, we believe, more efficient. And we’re focused on further improving the speed of service in all of our restaurants, so that we can accommodate more customers and larger orders without disrupting restaurant traffic. For instance, our restaurants accept orders by fax or over the internet in order to allow customers in a hurry to avoid standing in line to wait for their food. By emphasizing speed of service without compromising the genuine interactions between our customers and our crews, and by continually making improvements to our restaurants to keep pace at even our highest-volume restaurants, we believe that we can provide the Chipotle experience to more and more customers.

“Food With Integrity.” More than anything, food is what motivates us. And we’re always looking to make the food we serve better. As part of our vision for “Food With Integrity,” we believe that using fresh ingredients is not enough, so we spend time on farms and in the field to understand where our ingredients come from and how the animals are raised. Because our menu is so focused, we can concentrate on where we obtain each ingredient, and this has become a cornerstone of our continuous effort to improve our food. All of our pork, for example, is naturally raised, coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised in open pastures or deeply bedded barns. We also serve naturally raised chicken in about 55% of our restaurants and naturally raised beef in about 44% of our restaurants. We’re also enthusiastically investigating the use of more sustainably grown produce, meaning produce grown by suppliers who we believe respect the environment and their employees, while still charging reasonable prices for our food. Today, about 25% of all of the beans we buy are organically grown- that is, they meet U.S. Food and Drug Administration standards for “organic.” At each restaurant, we mix those organically grown beans with other ingredients that are not organic. And now, all of the sour cream we buy is made from milk that comes from cows that are not given rBGH, or recombinant bovine growth hormone, to stimulate milk production. We even work with experts in the areas of animal ethics to try to support more humane farming practices, and we visit the farms and ranches that raise the animals and grow the produce that we use.

We do, however, face challenges in pursuing this approach, including the length of time it takes to identify and secure relationships with suppliers, and the costs and risks associated with purchasing naturally raised or sustainably grown ingredients. Naturally raised meat and sustainably grown vegetables are more costly and the growth process is longer. Herd losses can also be greater when animals aren’t treated with antibiotics and hormones. Given the costs associated with natural and sustainable farming practices, many large suppliers have not found it economical to pursue business in this area. We believe that consumers’ increasing concern about where and how food is raised, and in the environmental management, animal husbandry and labor practices of food suppliers, will foster demand for these foods. We believe that increased demand for naturally raised meat and produce will in turn attract the interest and capital investment of larger farms and suppliers. That said, we understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing “Food With Integrity” with our desire to provide great food at reasonable prices. If our focus resonates with consumers, it should improve our sourcing flexibility, although we would expect that these ingredients and other raw materials will remain more expensive than commodity-priced equivalents for some time to come.

Quality Assurance and Food Safety. Chipotle is committed to serving safe, high quality food to our customers. Quality and food safety is integrated throughout our supply chain and everything we do; from the farms that supply our food all the way through to our front line. We have established close relationships with some of the top suppliers in the industry, and we actively maintain a limited list of approved suppliers from whom our distributors must purchase. Our quality assurance department establishes and monitors our quality and food safety programs, including farm, supplier and distributor audits. Our training department develops and implements operating standards for food quality, preparation and safety in the restaurants. Our food safety programs are also designed to ensure that we comply with applicable state and local food safety regulations.

Restaurant Management And Operations

People With Passion. We value the individuality of our company, our employees and our customers, which we believe results in a management, operations and training philosophy distinct from that of our competitors. We make an effort to hire employees who share a passion for food, and who will operate our restaurants in a way that is consistent with our high standards but that allows each of their unique personalities and strengths to contribute to our success. We also produce training materials that are thought provoking and which engage our employees, rather than providing rigid, step-by-step scripts or lengthy policy manuals. Through our culture, diversity and language programs that we provide in all of our markets, we teach English to Spanish-speaking workers and Spanish to English-speakers, which helps staff to better serve customers and makes for tighter crews. This program helps encourage our staff members to develop skills that will enhance their work experience and enrich their personal lives.

Importance of Methods and Culture. Although we have many restaurants, we believe that our departure from the automated cooking techniques used by many traditional fast-food and fast-casual restaurants helps to set us apart. Our crews use classic cooking methods: they marinate and grill meats, hand-chop produce and herbs, make fresh salsa and guacamole, and steam rice in small batches throughout the day. They work in kitchens that better resemble those of high-end restaurants than they do a typical fast-food place. Despite our more labor-intensive method of food preparation, we believe that we produce great-tasting food with an efficiency that enables us to compete effectively.

The Front Line is Key. Our restaurant and kitchen designs intentionally place crew members up front with customers to reinforce our focus on service. All of our restaurant employees are encouraged to have genuine interactions with customers no matter their specific job, whether preparing food or serving customers during our busiest period. We focus on attracting and keeping people who can deliver that experience for each customer “one burrito at a time.” We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way. We believe our focus on creating a positive and interactive experience helps build loyalty and enthusiasm for our brand among restaurant managers, crew members and customers alike.

The Basics. Each restaurant typically has a restaurant manager (a position we’ve characterized as the most important in the company), an assistant manager, one or two hourly line managers, one or two hourly kitchen managers and an average of approximately 22 to 24 full and part-time crew members. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We tend to have more employees in our busier restaurants. We cross-train our people, so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people greater variety and the opportunity to develop a wider variety of skills. Consistent with our emphasis on customer contact, we encourage our restaurant managers and crew members to welcome and interact with customers throughout the day. And although they may increase our labor costs, we believe that the benefits we provide to our employees, which include language training and our company car program for longer-term restaurant managers, help us to attract and keep good restaurant managers and crew members.

In addition to the employees serving our customers at each restaurant, we also have area managers (responsible on average for about seven restaurants each) and operations directors (responsible on average for about 60 restaurants each). Our three regional directors (who report to our President and Chief Operating Officer) each supervise between two to five operations directors.

Provisions and Supplies

Close Relationships With Vendors. Maintaining the high quality levels we expect in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We use various suppliers, carefully selected based on quality and their understanding of our brand, and we seek to develop mutually beneficial long-term relationships with them. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols, although we do not have long-term supply contracts or guaranteed purchase amounts. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, weather, crises and other world events that may affect supply prices.

We do not purchase raw materials directly from farmers or other suppliers. Instead, we train distribution centers to purchase ingredients and other supplies for us based upon our specifications and to negotiate the terms of purchase with raw materials suppliers on our behalf.

Distribution Arrangements. We deliver ingredients and other supplies to our restaurants from 16 independently owned and operated regional distribution centers. As we continue to expand geographically, we will add additional regional distribution centers.

Marketing

We believe the best and most recognizable brands aren’t built through advertising or promotional campaigns alone, but rather through deeply held beliefs that are clear in how the company is run. All of the ways that we project ourselves—beginning with each customer’s experience in our restaurants, the look and feel of our restaurants, our advertising and promotional programs, and the design items that carry our name or logo—influence how people think about us. By adhering to this principle, we believe that Chipotle is well on its way to becoming a highly recognized brand.

When we open a new restaurant, we plan a range of activities to introduce Chipotle to the local community to help create interest in the restaurant from the start. Our advertising primarily includes print, outdoor, transit and radio ads, and most recently a student ad contest where students from more than 70 colleges and universities produced Chipotle “TV” ads that appeared on the popular YouTube website. In addition, we continue to generate considerable media coverage, with scores of publications writing favorably about our food, restaurant concept and business, and our food and restaurants have been featured in a number of television news programs.

Although our marketing program has many components, we believe the single greatest contributor to our success has been word-of-mouth, with our customers learning about us and telling others. Some of our customers have gone so far as to develop websites about Chipotle, providing a way for Chipotle customers to share their stories. This kind of support helps promote our business without requiring additional advertising expenditures.

Competition

The fast-casual segment of the restaurant industry is highly competitive and fragmented. In addition, fast-casual restaurants compete against other segments of the restaurant industry, including quick-service restaurants and casual dining restaurants. The number, size and strength of competitors vary by region. All of these restaurants compete based on a number of factors, including taste, speed of service, value, name recognition, restaurant location and customer service. Competition within the fast-casual restaurant segment, however, focuses primarily on taste, quality and the freshness of the menu items and the ambience and condition of each restaurant.

We compete with national and regional fast-casual, quick-service and casual dining restaurants. Our competition also includes a variety of locally owned restaurants and the deli sections and in-restaurant cafés of several major grocery store chains. Many of our competitors have greater financial and other resources, have been in business longer, and have greater name recognition than we have, and are better established than we are in the markets where our restaurants are located or are planned to be located.

We believe we’re well-positioned to continue to grow our market position in existing and new markets given current favorable consumer trends, including the increasing impact of Hispanic culture on food and flavors, the growth of the Mexican food segment and increasing awareness and concern among consumers about what they eat and how it is prepared. Some of our competitors have formats similar to ours. We believe, however, that Chipotle is rapidly becoming one of the most recognized fast-casual restaurants and is known for its focus on using a variety of fresh ingredients and commitment to “Food With Integrity,” which we think represents a significant competitive advantage in the segment in which we operate.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year.

Our Intellectual Property and Trademarks

“Chipotle,” “Chipotle Mexican Grill,” “Chipotle Mexican Grill (in stylized font),” “Unburritable,” “Food With Integrity,” “Fresh Is Not Enough, Anymore,” “The Gourmet Restaurant Where You Eat With Your Hands,” the Chili Pepper Logo design, the Foil Burrito design and the Chipotle Medallion design are U.S. registered trademarks of Chipotle. We have filed trademark applications for a number of other marks in the U.S. In addition to our U.S. registrations, we own the trademarks for “Chipotle Mexican Grill” in Australia, Brazil and Mexico and for “Chipotle” in Australia and the European Union, among other countries. We have filed trademark applications for “Chipotle”, the Chili Pepper Logo design and the Foil Burrito design in Canada and have applied to register some of our marks in a number of additional countries.

We also believe that the design of our restaurants is our proprietary trade dress. From time to time we have taken action against other restaurants that we believe are misappropriating our trademarks, restaurant designs or advertising. Although our policy is to protect and defend vigorously our rights to our intellectual property, we may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.

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

Employees

As of December 31, 2006, we had about 15,000 employees, including 1,500 salaried employees and 13,500 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

Available Information

We maintain a website at www.chipotle.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include our estimates of the amount of certain expected expenses for 2007, as well as the number of restaurants that we expect to open in 2007 and potential changes in our comparable restaurant sales during 2007. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “expects,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this Item 1A. “Risk Factors,” and elsewhere in this report.

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

Increasing our sales and profitability depends substantially on our ability to open new restaurants and is subject to many unpredictable factors.

There were 581 Chipotle restaurants as of December 31, 2006. We plan to open a significant number of new restaurants over the next three years. We may not be able to open new restaurants as quickly as planned. We have experienced delays in opening some restaurants and that could happen again. Delays or failures in opening new restaurants could materially and adversely affect our growth strategy and our expected results. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will decline. In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites. Competition for those sites in our target markets is intense, and lease costs are increasing (particularly for urban locations). Our ability to open new restaurants also depends on other factors, including:

•	obtaining and negotiating leases with acceptable terms;

•	hiring and training qualified operating personnel in the local market;

•	managing construction and development costs of new restaurants at affordable levels, particularly in competitive markets;

•	the availability of construction materials and labor;

•	the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards;

•	securing required governmental approvals (including construction, parking and other permits) in a timely manner; and

•	the impact of inclement weather, natural disasters and other calamities, such as hurricanes Katrina and Rita in 2005.

Although we plan to open a total of between 95 and 105 restaurants in 2007, we may not be able to do so for the reasons described in this risk factor. In addition, our progress in opening new restaurants from quarter to quarter may occur at an uneven rate, which may result in quarterly sales and profit growth falling short of market expectations in some periods. In addition, this growth strategy and the substantial investment associated with the development of each new restaurant (as well as the impact of our new restaurants on the sales of our existing restaurants) may cause our operating results to fluctuate and be unpredictable or adversely affect our profits.

Our sales and profit growth could be adversely affected if comparable restaurant sales are less than we expect.

While future sales growth will depend substantially on our plans for new restaurant openings, the level of comparable restaurant sales (which include company-owned restaurants only and represent the change in period-over-period sales for restaurants beginning in their 13th full month of operations) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher than the profit margin on new restaurant sales, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. While we do not expect comparable restaurant sales growth to continue at historical levels and expect comparable restaurant sales increases in 2007 in the low to mid single digits due to difficult comparisons, our plans do incorporate increases in comparable restaurant sales. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to increase the speed at which our crew serves each customer, and expanded use of fax service lines and online ordering, either of which may not happen. Adverse weather conditions, impact from competition (including competition from new restaurants we open), and customer resistance to price increases could also adversely impact our comparable restaurant sales. It is possible that we will not achieve our targeted comparable restaurant sales growth or that the change in comparable restaurant sales could be negative. If this were to happen, sales and profit growth would be adversely affected.

Our failure to manage our growth effectively could harm our business and operating results.

Our plans call for a significant number of new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain restaurant managers and crew. We may not respond quickly enough to the changing demands that our expansion will impose on management, crew and existing infrastructure. We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to manage our growth effectively could harm our business and operating results.

New restaurants, once opened, may not be profitable, and the increases in average restaurant sales and comparable restaurant sales that we have experienced in the past may not be indicative of future results.

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new market, higher fixed costs relating to increased construction and occupancy costs and other start-up inefficiencies that are typical of new restaurants. New restaurants may neither be profitable nor have similar results as our existing restaurants. In addition, our average restaurant sales and comparable restaurant sales likely will not continue to increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	executing our vision effectively;

•	initial sales performance of new restaurants;

•	competition, either from our competitors in the restaurant industry or our own restaurants;

•	changes in consumer preferences and discretionary spending;

•	consumer understanding and acceptance of the Chipotle experience;

•	road construction and other factors limiting access to new restaurants;

•	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the ingredients and other supplies it uses; and

•	changes in government regulation.

If we fail to open restaurants as quickly as planned or if new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, changes in our average restaurant sales or comparable restaurant sales could cause our operating results to vary adversely from expectations, which could cause the price of our common stock to fluctuate substantially.

Our expansion into new markets may present increased risks due to our unfamiliarity with those areas.

Some of our new restaurants are planned for markets where we have little or no operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, those new restaurants may be less successful than restaurants in our existing markets. Consumers in a new market may not be familiar with the Chipotle brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets, and may have higher construction, occupancy or operating costs than restaurants in existing markets. We may also have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability.

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese, avocados, beans, tomatoes and pork, could adversely affect our operating results. Although we have risk management strategies in place to mitigate the impact that these fluctuations have on our operating results, we, as all restaurant companies, remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. We are still assessing the impact of the recent winter freeze in California and the southwestern U.S., but expect that we will see some resulting pressure on our food costs. Additionally, due to increased demand for ethanol the cost of corn has increased substantially, which may lead to inflationary pressures on corn-sourced ingredients including chicken and beef and could adversely affect our food costs.

Additional instances of e. coli, avian flu, “mad cow” disease or other food-borne illnesses could adversely affect the price and availability of the meat or produce we use to prepare our food, cause the temporary closure of some restaurants and result in negative publicity, thereby resulting in a decline in our sales.

In 2006, outbreaks of e. coli relating to certain food items caused consumers to avoid certain products and restaurant chains. Asian and European countries have also experienced outbreaks of avian flu, and incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause customers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. As a result, our sales may decline.

Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, could also result in negative publicity about us or the restaurant industry, which could adversely affect sales. If we react to negative publicity by changing our menu or other key aspects of the Chipotle experience, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended customers as a result of making these changes and may not be able to compete successfully against those competitors. If our customers become ill from food-borne illnesses, we could be forced to temporarily close some restaurants. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, could materially harm our business.

We may face difficulties transitioning services McDonald’s provided to us and entering into new or modified arrangements with existing or new suppliers or service providers.

We historically benefited from our relationship with McDonald’s. For example, McDonald’s provided us, directly or through McDonald’s own vendor relationships, with accounting services, insurance policy coverage, banking services, health and other insurance benefits for our employees, and employee benefit plans, as well as with its expertise in certain areas of our operations such as real estate. We also benefited from our relationship with McDonald’s when we bought supplies or distribution or other services. For example, McDonald’s relationship with Coca-Cola helped us obtain beneficial beverage pricing, and we have relied on some of the same third-party distribution networks as McDonald’s.

As a result of our separation from McDonald’s effective October 12, 2006, we are now responsible for securing all of our own management, financial, tax, accounting, legal and other resources. In light of our separation from McDonald’s and the resulting termination of services and benefits we received from them, we have implemented or obtained accounting functions, information technology systems, employee benefits plans, insurance policies and administrative services to replace services or benefits previously provided by McDonald’s. We have limited experience providing or administering these services on our own and we may encounter difficulties with some or all of these arrangements. We estimate the incremental costs of employee benefits, insurance, information technology services and beverages due to our separation from McDonald’s to be between $1.0 million and $2.0 million in 2007. However, we cannot quantify with certainty the total impact the separation will have on our expenses. In addition, as a result of our separation from McDonald’s we may not receive the volume pricing benefits or favorable service levels we received from suppliers, vendors and distribution centers as a McDonald’s affiliate. We may also need to replace additional suppliers, vendors and distribution centers as a result of our separation from McDonald’s, which could adversely affect our business.

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, workers’ compensation, general liability and property damage. In conjunction with our separation from McDonald’s, we entered into certain new insurance policies with modified coverage. Prior to entering into the new policies, we were covered by fixed cost policies for health insurance and workman’s compensation. We are now self-insured for our health plans, and have purchased a fully-insured stop loss policy to help offset our liability for both individual and aggregate claim costs. We are also responsible for losses up to a certain limit for workers’ compensation, general liability and property damage insurance.

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

Our success depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service segment. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results or the brand identity that we have tried to create.

Changes in customer tastes and preferences, spending patterns and demographic trends could cause sales to decline.

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our success depends to a significant extent on consumer confidence, which is influenced by general economic conditions and discretionary income levels. Our sales may decline during economic downturns, which can be caused by various economic factors such as high gasoline prices, or during periods of uncertainty, such as those that followed the terrorist attacks on the United States in 2001. Any material decline in consumer confidence or a decline in family “food away from home” spending could cause our sales, operating results, profits, business or financial condition to decline. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales may deteriorate.

Competition from other restaurant companies could adversely affect us.

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally owned restaurants and national and regional chains. Our competitors offer dine-in, carry-out and delivery services. Many of our competitors have existed longer and often have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. As we expand further in existing markets, our existing restaurants may face competition from our new restaurants that begin operating in those markets.

Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, better for customers or otherwise targeted at particular consumer preferences. Many of our competitors in the fast-casual and quick-service segments of the restaurant industry also emphasize lower-cost, “value meal” menu options, a strategy we do not pursue. Our sales may be adversely affected by these products and price competition.

Moreover, new companies may enter our markets and target our customers. For example, additional competitive pressures have come more recently from the deli sections and in-store cafés of several major grocery store chains, including those targeted at customers who want higher-quality food, as well as from convenience stores and casual dining outlets. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations than we have.

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

In August 2004, the merchant bank that processes our credit and debit card transactions, which we refer to as the acquiring bank, informed us that we may have been the victim of a possible theft of credit and debit card data. Together with two forensic auditing firms, we investigated the alleged theft and reviewed our information systems and information security procedures. We also reported the problem to federal law enforcement authorities and cooperated in their investigation. While to date we have not discovered conclusive evidence that a theft occurred, we identified some restaurant practices that may have made information systems at our restaurants vulnerable during periods before August 2004. Notably, without our knowledge, the card processing software we used inadvertently retained credit and debit card “Track 2” data, consisting of, among other items, the customer’s name, card number, card expiration date and card verification number. In addition, the internet gateways on our computers in some restaurants may not have been fully secure at all times. As a result, outside parties may have gained access to stored information. It is possible that all of the cards we processed since we began accepting them in 1999 may have been vulnerable. In the three months prior to being notified of the problem, we processed between 1.3 million and 1.5 million credit and debit card charges each month.

We may in the future become subject to additional claims for purportedly fraudulent transactions arising out of this matter. As long as a credit or debit card is active, fraudulent charges may be made using that card until the card’s expiration date. We may also be subject to lawsuits or other proceedings by various interested parties, including banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. The statutes of limitation for pursuing some of these potential claims may extend for six years or more in some cases, depending on the circumstances. Moreover, the application of the law and the rules and procedures of the major card associations in these circumstances is generally untested. Any lawsuit or other proceeding will likely be complex, costly and protracted, which could in turn divert financial and management resources from execution of our business plan. We have no way to predict the level of claims or the number or nature of proceedings that may be asserted against us, nor can we quantify the costs that we may incur in connection with investigating, responding to and defending any of them. If we litigate these matters, we may not be able to defend against penalties successfully. The ultimate outcome of this matter could differ materially from the amounts we have recorded in our reserve and could have a material adverse effect on our financial results and condition. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

Despite the changes we have made to our information systems as a result of this matter, we still need to periodically upgrade our software. We rely on commercially available software and other technologies to provide security for processing and transmission of customer credit card data. During 2006 and 2005, approximately half of our sales were attributable to credit card transactions, and we expect credit card usage to increase. Our systems could be compromised in the future, which could result in the misappropriation of customer information or the disruption of our systems. Either of those consequences could have a material adverse effect on our reputation and business or subject us to additional liabilities.

Failure to receive frequent deliveries of higher-quality food ingredients and other supplies could harm our operations.

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. We currently depend on multiple suppliers for our pork, chicken and beef supplies. It could be more difficult to replace our pork suppliers if we were no longer able to rely on them due to the unique nature of the products we receive from them. We do not have long-term contracts with any of our suppliers. In addition, we have relied on the same distribution network as McDonald’s. We may have to seek new suppliers and service providers with pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if our customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe.

In addition, our approach to competing in the restaurant industry depends in large part on our continued ability to adhere to the principle of “Food With Integrity.” We use a substantial amount of naturally raised and sustainably grown ingredients, and try to make our food as fresh as we can, in light of pricing considerations. As we increase our use of these ingredients, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. Our inability to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis, or at all, could cause us difficulties in aligning our brand with the principle of “Food With Integrity.” That could make us less popular among our customers and cause sales to decline.

Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants.

Labor is a primary component of our operating costs, and we believe good managers and crew are a key part of our success. We devote significant resources to recruiting and training our restaurant managers and crew. Increased labor costs due to factors like competition, increased minimum wage requirements, employee benefits and changes due to our new restaurant staffing structure would adversely impact our operating costs. Our success also depends in part on the energy and skills of our employees and our ability to hire, motivate and keep qualified employees, including especially restaurant managers and crew members. Our failure to find and keep enough employees who are a good fit with our culture could delay planned restaurant openings, result in higher employee turnover or require us to change our culture, any of which could have a material adverse effect on our business and results of operations. Restaurant operators have traditionally experienced relatively high employee turnover rates. Any increase in our turnover rates for managers or crew could be costly.

Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our existing and future operations and results.

We are subject to various federal, state and local regulations. Each of our restaurants is subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and workplace safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay planned restaurant openings. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We may in the future have to modify restaurants, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the U.S. Americans with Disabilities Act, family leave mandates and a variety of similar laws enacted by the states that govern these and other employment law matters. Several states in which we operate have recently enacted minimum wage increases, and these increases, as well as proposed federal minimum wage increases, could increase our labor costs.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the New York City Board of Health has adopted a regulation requiring that restaurants that make calorie information publicly available must include that information on their menus and menu boards. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses.

We are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances, as well as local ordinances restricting the types of packaging we can use in our restaurants. Many environmental laws applicable to us provide for significant fines, penalties and liabilities, sometimes without regard to whether we knew of, or were responsible for, the release or presence of hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. We have not conducted a comprehensive environmental review of our properties or operations. We have, however, conducted investigations of some of our properties and identified contamination caused by third-party operations. We believe any such contamination has been or should be addressed by the third party. If the relevant third party does not address or has not addressed the identified contamination properly or completely, then under certain environmental laws, we could be held liable as an owner and operator to address any remaining contamination. Any such liability could be material. Further, we may not have identified all of the potential environmental liabilities at our properties, and any such liabilities could have a material adverse effect on our operations or results of operations.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambience of our restaurants. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the internet, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	the impact of inclement weather, natural disasters and other calamities, such as the snow storms in 2006 and 2007 and hurricanes Katrina and Rita in 2005;

•	the timing of new restaurant openings and related revenues and expenses;

•	operating costs at newly opened restaurants, which are often materially greater during the first several months of operation;

•	labor availability and wages of restaurant management and crew;

•	profitability of our restaurants, especially in new markets;

•	changes in comparable restaurant sales and customer visits, including as a result of the introduction of new menu items;

•	variations in general economic conditions, including those relating to changes in gasoline prices;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our restaurants;

•	changes in consumer preferences and discretionary spending;

•	increases in infrastructure costs; and

•	fluctuations in supply prices.

Seasonal factors also cause our operating results to fluctuate from quarter to quarter. Our restaurant sales are typically lower during the winter months and the holiday season and during periods of inclement weather (because fewer people are eating out) and higher during the spring, summer and fall months (for the opposite reason). Our revenue will also vary as a result of the number of trading days, that is, the number of days in a quarter when a restaurant is open.

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock prices to fall. We believe the market prices of our class A and class B common stock reflect high market expectations for our future operating results, and as a result, if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.

Restrictions and indemnities in connection with the tax treatment of McDonald’s exchange offer could adversely affect us.

We understand that the exchange offer McDonald’s completed in October 2006 to dispose of its interest in us should generally be tax-free to McDonald’s and its shareholders. Current U.S. tax law generally creates a presumption that a tax-free exchange of the type used by McDonald’s would be taxable to McDonald’s, but not to its shareholders, if we or our shareholders were to engage in a transaction that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning two years before the date of the exchange, unless it is established that the exchange and the transaction are not part of a plan or series of related transactions to effect such a change in ownership. As a consequence of the foregoing, in the separation agreement we entered into with McDonald’s in connection with the separation, we have:

•	undertaken to maintain our current business as an active business for a period of two years following the separation;

•

undertaken not to take any action affecting the relative voting rights of any separate classes of our stock on or before the second anniversary of the separation, and for a period thereafter to only take such action under certain conditions;

•

generally agreed to be restricted, for a period of two years following the separation, from (i) consenting to certain acquisitions of significant amounts of our stock; (ii) transferring significant amounts of our assets; (iii) merging or consolidating with any other person; (iv) liquidating or partially liquidating; (v) reacquiring our stock; or (vi) taking any other action that would be reasonably likely to jeopardize the tax-free status of the exchange, except in specified circumstances; and

•

agreed to indemnify McDonald’s for taxes and related losses it incurs as a result of the exchange failing to qualify as a tax-free transaction, if the taxes and related losses are attributable to (i) direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions); (ii) negotiations, understandings, agreements or arrangements in respect of such acquisitions; or (iii) our failure to comply with applicable representations and undertakings from us and the restrictions placed on our actions under the separation agreement.

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

Our anti-takeover provisions may delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Certain provisions in our corporate documents and Delaware law may delay or prevent a change in control of us, which could adversely affect the price of our class A or class B common stock. Our restated certificate of incorporation and restated bylaws contain some provisions that may make the acquisition of control of us without the approval of our board of directors more difficult, including provisions relating to the nomination, election and removal of directors, the structure of the board of directors and limitations on actions by our shareholders. In addition, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding class A or class B common stock. Any of these provisions, as well as the provisions of our separation agreement with McDonald’s described above under “Restrictions and indemnities in connection with the tax treatment of McDonald’s exchange offer could adversely affect us,” may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2006, we and our franchisees operated 581 restaurants. The table below sets forth the locations (by state) of Chipotle restaurants in operation.

Arizona	24
California	79
Colorado	61
District of Columbia	6
Florida	23
Georgia	11
Illinois(1)	49
Indiana	10
Kansas	15
Kentucky	5
Maryland	23
Massachusetts	1
Michigan	6
Minnesota	39
Missouri(1)	11
Nebraska	7
Nevada	5
New Jersey	2
New York	17
North Carolina	2
Ohio(1)	71
Oregon	6
Pennsylvania	1
Texas	65
Virginia	25
Washington	8
Wisconsin	9

Total	581

(1)	Includes two franchised restaurants in Illinois, two in Missouri and four in Ohio.

Of our restaurants in operation as of December 31, 2006, we had 134 free-standing units, 335 end-cap locations, 103 in-line locations and nine in malls. The average free-standing restaurant seats about 67 customers while the average in-line or end-cap restaurant seats about 63 customers. Our average restaurant size is about 2,700 square feet. Most of our restaurants also feature outdoor patio space.

Our main office is located at 1543 Wazee Street, Suite 200, Denver, Colorado, and our telephone number is (303) 595-4000. We lease our main office and substantially all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

We own nine properties and operate restaurants on all of them.

ITEM 3. LEGAL PROCEEDINGS

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

In addition, we’re involved in claims relating to the possible theft of our customers’ credit and debit card data. Through the end of December 2006, we have received claims through the acquiring bank with respect to fewer than 2,000 purportedly fraudulent credit and debit card charges allegedly arising out of this matter in an aggregate amount of about $1.4 million. We’ve also incurred $1.3 million of expense in connection with fines imposed by the Visa and MasterCard card associations on the acquiring bank. In 2004, we recorded charges of $4.0 million to establish a reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card charges, the cost of replacing cards, monitoring expenses and fees, and fines imposed by Visa and MasterCard. All of the reimbursement claims are being disputed, although we’ve not formally protested all of the charges. As of December 31, 2006, after charging these expenses against the reserve, the remaining reserve was $1.2 million. In addition to the reserve, we’ve also incurred about $1.5 million of additional expenses in this matter, including $1.4 million for legal fees, bringing our total expense relating to this matter to $5.5 million. We have not reserved any additional amounts to date in 2007.

We may in the future become subject to additional claims for purportedly fraudulent transactions arising out of this matter. We have no way to predict the level of claims or the number or nature of proceedings that may be asserted against us, nor can we quantify the costs that we may incur in connection with investigating, responding to and defending any of them. If we litigate these matters, we may not be able to defend against penalties successfully. The ultimate outcome of this matter could differ materially from the amounts we’ve recorded in our reserve and could have a material adverse effect on our financial results and condition. See Item 1A. “Risk Factors—We may have experienced a security breach with respect to certain customer credit and debit card data, and we’ve incurred and may continue to incur substantial costs as a result of this matter. We may also incur costs resulting from other security risks we may face in connection with our electronic processing and transmission of confidential customer information.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table describes the per share range of high and low sales prices for shares of each class of our common stock for the quarterly periods indicated, as reported by the New York Stock Exchange (“NYSE”). Our class A common stock, which trades under the symbol “CMG,” began trading on the NYSE on January 26, 2006, and our class B common stock, which trades under the symbol “CMG.B,” began trading on the NYSE on October 5, 2006.

	Chipotle Class A Common Stock		Chipotle Class B Common Stock
	High	Low	High	Low
2006
First Quarter	$56.75	$39.99	n/a	n/a
Second Quarter	$67.76	$48.30	n/a	n/a
Third Quarter	$60.77	$45.86	n/a	n/a
Fourth Quarter	$62.36	$48.30	$59.07	$48.50

As of February 5, 2007, there were approximately 319 holders of our class A common stock and approximately 1,173 holders of our class B common stock, in each case as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. We estimate that there are approximately 28,000 beneficial owners of our class A common stock and approximately 9,500 beneficial owners of our class B common stock.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on either class of our common stock. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of December 31, 2006. All options reflected are options to purchase class A common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Chipotle 2006 Incentive Plan	807,879	$22.05	1,334,589
Chipotle Executive Stock Option Plan	132,412	$16.45	—
Equity Compensation Plans Not Approved by Security Holders:
None.

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our classes of common stock from the dates trading began on the NYSE (January 26, 2006 for class A and October 12, 2006 for class B) through December 31, 2006 to that of the total return index for the Russell 2000 and the S&P SmallCap 600 Restaurants Index assuming an investment of $100 on the date each class of stock began trading publicly. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the class A or class B common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 11 MONTH CUMULATIVE TOTAL RETURN*

Among Chipotle Mexican Grill, Inc., The Russell 2000 Index

And The S & P SmallCap 600 Restaurants

Use of Proceeds from Sale of Registered Securities

On January 30, 2006, we completed the initial public offering of our class A common stock, $0.01 par value, pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-129221) that was declared effective on January 25, 2006. We sold 6,060,606 shares in the offering at a price to the public of $22.00. The managing underwriters in the offering were Morgan Stanley and SG Cowen & Co.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with our Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data”. The selected consolidated statements of income data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 have been audited and reported upon by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated statements of income data for the year ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from audited financial statements not included in this report. The data shown below are not necessarily indicative of results to be expected for any future period (in thousands, except per share data).

	For the years ended December 31,
	2006	2005	2004	2003	2002
Statements of Income:
Revenue
Restaurant sales	$819,787	$625,077	$468,579	$314,027	$203,892
Franchise royalties and fees	3,143	2,618	2,142	1,493	753

Total revenue	822,930	627,695	470,721	315,520	204,645

Food, beverage and packaging costs	257,998	202,288	154,148	104,921	67,681
Labor costs	231,134	178,721	139,494	94,023	66,515
Occupancy costs	58,804	47,636	36,190	25,570	18,716
Other operating costs	102,745	82,976	64,274	43,527	29,791
General and administrative expenses	65,284	51,964	44,837	34,189	25,803
Depreciation and amortization	34,253	28,026	21,802	15,090	11,260
Pre-opening costs	6,778	1,971	2,192	1,631	1,022
Loss on disposal of assets	3,982	3,119	1,678	4,504	1,489

Total costs and expenses	760,978	596,701	464,615	323,455	222,277

Income (loss) from operations	61,952	30,994	6,106	(7,935)	(17,632)
Interest income	6,574	36	211	249	444
Interest expense	(271)	(790)	(191)	(28)	(101)

Income (loss) before income taxes	68,255	30,240	6,126	(7,714)	(17,289)
(Provision) benefit for income taxes(1)	(26,832)	7,456	—	—	—

Net income (loss)	$41,423	$37,696	$6,126	$(7,714)	$(17,289)

Earnings (loss) per share(2)
Basic	$1.29	$1.43	$0.24	$(0.34)	$(0.87)
Diluted	$1.28	$1.43	$0.24	$(0.34)	$(0.87)
Shares used in computing earnings (loss) per share(2)
Basic	32,051	26,281	25,454	22,384	19,931
Diluted	32,465	26,374	25,520	22,384	19,931

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total current assets	$178,837	$17,824	$10,332	$7,833	$20,221
Total assets	$604,208	$392,495	$329,653	$249,014	$194,172
Total current liabilities	$61,201	$41,982	$38,663	$38,266	$20,806
Total liabilities	$130,251	$83,141	$67,087	$57,506	$32,918
Total shareholders’ equity	$473,957	$309,354	$262,566	$191,508	$161,254

(1)	During the year ended December 31, 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $20.3 million, resulting in a non-recurring tax benefit.
(2)	Earnings (loss) per share and shares used in computing earnings (loss) per share reflect the effect of the reclassification of all outstanding shares of preferred stock and common stock into one-third share of class B common stock as discussed more thoroughly in Note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with Item 6. “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data”. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described in Item 1A. “Risk Factors” under the heading—Cautionary Note Regarding Forward-Looking Statements, and elsewhere in this report.

Overview

Chipotle operates fast casual, fresh Mexican food restaurants serving burritos, tacos, bowls and salads. We began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. Over the years, that vision has evolved. Today, we’re working to change the way people think about and eat fast food. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine-dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and a distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Our approach is also guided by our belief in an idea we call “Food With Integrity”—which to us means finding the best raw ingredients from the best sources to include in the food we serve. Quite simply, we combine these ideas in a way that continues making Chipotle better all the time.

As of December 31, 2006, we had 581 restaurants in 26 states throughout the United States and in the District of Columbia, including eight restaurants operated by franchisees. New restaurants have contributed substantially to our restaurant sales growth in the last three years. We opened 94 company-operated restaurants during 2006, including 14 restaurants in six new markets. We expect to open between 95 and 105 restaurants in 2007 with approximately 10% to 15% of those openings located in new markets. We define a new market as one in which no restaurant was open as of the end of the prior year.

In addition to growing our number of restaurants, we have experienced increases in our average restaurant sales of 11.9% in 2006 and 5.8% in 2005, driven primarily by strong comparable restaurant sales increases. We define average restaurant sales as the average trailing 12-month sales for company-owned restaurants in operation for at least 13 months. Comparable restaurant sales include company-owned restaurants only and represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation.

We expect our average restaurant sales to continue to increase in 2007, driven by comparable restaurant sales increases in the low to mid single digits. Comparable restaurant sales reflect positive period-to-period growth due to an increase in the number of transactions as well as menu price increases. However, as a result of several years of double-digit comparable restaurant sales increases, we believe that comparable restaurant sales will not continue to increase at the rates we have achieved over the past several years.

Highlights

Initial Public Offering. On January 25, 2006, we completed our initial public offering of our class A common stock with net proceeds of $120.9 million. In conjunction with the offering, we issued a one-time broad based grant of 774,150 stock options. The options vest on the third anniversary of the grant date. Compensation expense is generally recognized equally over the three year vesting period.

McDonald’s Disposition. In October 2006, McDonald’s completed its disposition of its interest in us. Historically our relationship with McDonald’s allowed us to obtain pricing benefits for some products and services. As a result of our separation from McDonald’s, we have implemented new employee benefit plans, as well as new insurance, accounting, information technology, payroll and internal audit arrangements. We estimate the incremental costs of these new plans and arrangements, combined with additional supply costs as a result of our separation from McDonald’s, to be between $1.0 million and $2.0 million in this first year of separation.

Promoting from Within. During 2006, we focused on ensuring our employee practices are as exceptional as our food. In an effort to achieve this, we initiated the Restaurateur program which is designed to encourage the restaurant manager position as a career opportunity for our top performing restaurant managers. In addition to excelling in providing quality food and customer service, restaurant managers are expected to contribute substantially to the development of their crew. Restaurateurs’ compensation is partially dependent on achieving these expectations. As a result, we expect this program will help us retain top performing restaurant managers. We currently have exceptional managers in the program, and we expect to promote more managers to Restaurateurs during 2007.

We have seen that restaurant managers who were previously crew members operate better restaurants and are less likely to leave the company. Therefore, in addition to the Restaurateur program, we have created a new restaurant staffing structure to facilitate the development of crew members into restaurant managers. One primary goal of the new structure is to increase the number of restaurant managers hired from within our company and lower restaurant manager turnover. We implemented the new staffing structure in over 50% of our restaurants during 2006 and the remaining restaurants are expected to be converted in 2007.

While we are still early in the programs, we have seen some positive results. Over half of the restaurant manager positions we filled in 2006 were staffed with internal promotions, up from 31% in 2005. Our turnover among restaurant management has decreased approximately 12% in 2006. We have not seen the full impact of the initiatives in our financial results in 2006, as implementing the Restaurateur program and the new staffing structure have resulted in incremental staff training and development costs. In 2007 and future years, we expect these initiatives to result in a majority of restaurant managers being hired through internal promotions.

Throughput. We deliver our best customer service and hottest food when the line moves efficiently. During 2006, we continued to emphasize increasing the number of customers we serve during our busiest hours. We increased the number of fax and internet production lines in our restaurants which moved big orders off the front line, made improvements in the line and equipment configurations, and emphasized optimal utilization of our second cash register. We have seen success in this initiative through increased transactions during peak lunch and dinner hours and shorter wait time. We plan to continue this focus into 2007, including installing change machines in most of our restaurants as well as evaluating other equipment configurations and technological process improvements.

Food With Integrity. During 2006, in addition to continuing to serve naturally raised pork in all of our restaurants, we made progress with our Food With Integrity initiative by increasing the amount of naturally raised beef and chicken we serve in our restaurants. In addition, now all of the sour cream we buy is made from milk that comes from cows that are not given growth hormones to stimulate milk production. We also continue to investigate the use of more sustainably grown produce and produce that is locally grown.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for our company-owned and franchised locations for the years indicated.

	For the year ended December 31,
	2006	2005	2004
Company-owned
Beginning of year	481	401	298
Openings	94	80	104
Relocations	(1)	—	—
Closures	(1)	—	—
Franchise sale	—	—	(1)

End of year	573	481	401

Franchises
Beginning of year	8	8	7
Franchise purchase	—	—	1

End of year	8	8	8

Total restaurants at end of year	581	489	409

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our restaurant operating costs increase.

Restaurant Sales

	For the years ended December 31,			% increase 2006 over 2005	% increase 2005 over 2004
	2006	2005	2004
	(dollars in millions)
Restaurant sales	$819.8	$625.1	$468.6	31.1%	33.4%
Average restaurant sales	$1.611	$1.440	$1.361
Comparable restaurant sales increase	13.7%	10.2%	13.3%
Number of company-operated restaurants as of the end of the year	573	481	401
Number of company-operated restaurants opened in the year, net of closures and relocations	92	80	103

The significant factors contributing to our increase in sales in 2006 were new restaurant openings and strong comparable restaurant sales performance. Restaurant sales from restaurants not yet in the comparable base contributed to $110.8 million of the increase in sales in 2006, of which $46.5 million was attributable to restaurants opened during the year. In 2005, restaurant sales from restaurants not yet in the comparable restaurant base contributed to $109.1 million of the increase in sales, of which $47.3 million was attributable to restaurants opened in 2005.

Comparable restaurant sales increases contributed to $84.1 million and $47.4 million of the increase in restaurant sales in 2006 and 2005, respectively. Comparable restaurant sales increases were driven primarily by an increasing awareness of our brand and our focus on improving service time. The substantial majority of our comparable restaurant sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases in markets in conjunction with the introduction of naturally-raised beef or chicken.

Food, Beverage and Packaging Costs

	For the years ended December 31,			% increase 2006 over 2005	% increase 2005 over 2004
	2006	2005	2004
	(dollars in millions)
Food, beverage and packaging	$258.0	$202.3	$154.1	27.5%	31.2%
As a percentage of revenue	31.4%	32.2%	32.7%

Food, beverage and packaging costs decreased as a percentage of revenue in 2006 and 2005 due primarily to menu price increases and favorable commodity costs, partially offset by increased food costs associated with our Food With Integrity initiative. In 2005, the favorable commodity costs were partially offset by increased fuel costs. We do not expect the favorable commodity costs that we have seen over the past couple years to continue into 2007. We have already seen cost pressures as a result of the winter freeze in California and the southwestern U.S., which impacted citrus and avocado crops. Additionally, due to increased demand for ethanol the cost of corn has increased substantially, which we expect will lead to inflationary pressures on corn-sourced ingredients including chicken and beef.

Labor Costs

	For the years ended December 31,			% increase 2006 over 2005	% increase 2005 over 2004
	2006	2005	2004
	(dollars in millions)
Labor costs	$231.1	$178.7	$139.5	29.3%	28.1%
As a percentage of revenue	28.1%	28.5%	29.6%

In 2006, labor costs as a percentage of revenue decreased primarily due to higher average restaurant sales, partially offset by additional staffing costs as we transition to our new restaurant structure. We launched the new restaurant management structure in the second quarter of 2006 focusing on developing a defined path for crew to become restaurant managers. We expect that this will enable more promotions from within our existing crew, which we believe will lower turnover, result in better managers and decrease training costs.

In 2005, labor costs as a percentage of revenue decreased largely due to improved employee efficiency. Employee efficiency resulted in increased number of transactions which did not require a corresponding increase in staff, and a gradual improvement over time in staffing our restaurants with the most appropriate number of crew members for each restaurant.

Occupancy Costs

	For the years ended December 31,			% increase 2006 over 2005	% increase 2005 over 2004
	2006	2005	2004
	(dollars in millions)
Occupancy costs	$58.8	$47.6	$36.2	23.4%	31.6%
As a percentage of revenue	7.1%	7.6%	7.7%

In 2006 and 2005, occupancy costs decreased as a percentage of revenue due to higher average restaurant sales on a partially fixed-cost base. The improvement in 2005 was partially offset by inflationary pressure on rents and the opening of restaurants in more expensive locations such as New York City.

Other Operating Costs

	For the years ended December 31,			% increase 2006 over 2005	% increase 2005 over 2004
	2006	2005	2004
	(dollars in millions)
Other operating costs	$102.7	$83.0	$64.3	23.8%	29.1%
As a percentage of revenue	12.5%	13.2%	13.7%

Other operating costs as a percentage of revenue declined primarily due to the effect of higher average restaurant sales on a partially fixed-cost base and operating efficiencies that are realized as we both grow in size and become more experienced. We also realized a benefit in 2006 related to our promote from within strategy which reduced the dollars we spent on training external hires.

General and Administrative Expenses

	For the years ended December 31,			% increase 2006 over 2005	% increase 2005 over 2004
	2006	2005	2004
	(dollars in millions)
General and administrative expense	$65.3	$52.0	$44.8	25.6%	15.9%
As a percentage of revenue	7.9%	8.3%	9.5%

The increase in general and administrative expenses in 2006 primarily resulted from increased employee related expenses driven by hiring more employees over the past two years, increase in stock based compensation expense resulting from the one-time broad based option grant in conjunction with our initial public offering, incremental legal and audit costs due to growth and becoming a public company, costs incurred in conjunction with the secondary and exchange offers related to McDonald’s disposition of its interest in us, and increases in severance expense. The increase in general and administrative expenses in 2005 primarily resulted from hiring more employees as we grew and an increase in stock based compensation expense resulting from the adoption of FASB Statement No. 123(R), Stock-based Compensation (“FAS 123R”). The increase in expense in 2005 was offset by the $4.0 million charge in 2004 to establish a reserve related to potential credit card liabilities. As a percentage of total revenue, general and administrative expenses decreased in 2006 and 2005 due primarily to the effect of higher restaurant sales on a partially fixed-cost base.

Depreciation and amortization

	For the years ended December 31,			% increase 2006 over 2005	% increase 2005 over 2004
	2006	2005	2004
	(dollars in millions)
Depreciation and amortization	$34.3	$28.0	$21.8	22.2%	28.5%
As a percentage of revenue	4.2%	4.5%	4.6%

Depreciation and amortization increased in 2006 and 2005 primarily due to the 278 total restaurants openings from January 1, 2004 to December 31, 2006. In addition, in 2006 we accelerated depreciation on certain restaurant and office locations as a result of relocations or closures which have occurred or will occur. As a percentage of total revenue, depreciation and amortization has decreased as a result of higher average restaurant sales on a partially fixed-cost base.

Pre-opening costs

	For the years ended December 31,			% increase 2006 over 2005	% decrease 2005 over 2004
	2006	2005	2004
	(dollars in millions)
Pre-opening costs	$6.8	$2.0	$2.2	*	(10.1)%
As a percentage of revenue	0.8%	0.3%	0.5%

*	not meaningful

Pre-opening costs increased in 2006 primarily as a result of the adoption of FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Accordingly, we recognized additional pre-opening costs of $3.8 million in 2006 under this principle. Had FSP 13-1 been effective prior to 2006, we would have recognized additional pre-opening costs of approximately $4.2 million in 2005 and $3.6 million in 2004.

Loss on Disposal of Assets

	For the years ended December 31,			% increase 2006 over 2005	% increase 2005 over 2004
	2006	2005	2004
	(dollars in millions)
Loss on disposal of assets	$4.0	$3.1	$1.7	27.7%	85.9%
As a percentage of revenue	0.5%	0.5%	0.4%

The increase in 2006 in loss on disposal of assets was due to a pending closure of one restaurant at the landlord’s request, the closure of one restaurant due to structural damage in the leased space and the write-off of obsolete or unused equipment. The increase in 2005 was largely due to additional write-offs associated with investigating potential restaurant sites that we considered but subsequently rejected, as well as write-offs of obsolete equipment as a result of software upgrades.

Interest Income

	For the years ended December 31,			% increase 2006 over 2005	% increase 2005 over 2004
	2006	2005	2004
	(dollars in millions)
Interest income	$6.6	—	$0.2	*	*
As a percentage of revenue	0.8%	—	—

*	not meaningful

Interest income increased as a result of investing our incremental cash and cash equivalents in short-term investments with maturities of three months or less. Our incremental cash and cash equivalents resulted from our initial public offering proceeds and cash from operations.

Income Tax (Provision) Benefit

	For the years ended December 31,			% increase 2006 over 2005	% increase 2005 over 2004
	2006	2005	2004
	(dollars in millions)
Income tax (provision) benefit	$(26.8)	$7.5	—	*	*
As a percentage of revenue	(3.3)%	1.2%	—

*	not meaningful

The total tax provision for 2006 of $26.8 million represents a 39.3% effective tax rate. During 2005, we determined that it was more likely than not we would realize our deferred tax assets and we reversed our valuation allowance of $20.3 million resulting in a $7.5 million tax benefit and an effective tax rate benefit of 24.7%. Excluding the $20.3 million non-recurring tax benefit, the effective tax rate for 2005 would have been 42.6%. The decrease in the effective tax rate is largely due to a decrease in the estimated statutory state rate for enacted changes in state tax laws, the favorable impact of changes in our state tax footprint due to growth, the declining impact of meals and entertainment disallowance as taxable income increases, our investing in tax-exempt securities and a permanent difference related to stock-based compensation in 2005.

Quarterly Financial Data/Seasonality

The following table presents consolidated statement of income data for each of the eight quarters ended December 31, 2006. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2006 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$187.0	$204.9	$211.3	$219.7
Operating income	$12.7	$15.9	$17.9	$15.5
Net income	$8.0	$10.8	$11.8	$10.8
Number of restaurants opened in quarter	15	14	30	35
Comparable restaurant sales increase	19.7%	14.5%	11.6%	10.1%

	2005 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$133.4	$156.3	$164.7	$173.3
Operating income	$4.4	$9.3	$9.5	$7.7
Net income	$2.6	$25.7	$5.1	$4.3
Number of restaurants opened in quarter	18	17	17	28
Comparable restaurant sales increase	4.1%	9.6%	11.5%	14.3%

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our restaurant sales are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. The number of trading days in a quarter can also affect our results. Overall, on an annual basis, changes in trading dates do not have a significant impact on our results.

Our quarterly results are also affected by other factors such as the number of new restaurants opened in a quarter and unanticipated events. New restaurants typically have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. Because we have tended to open more new restaurants later in the fiscal year, our fourth quarter net income may be lower than in other quarters. In addition, unanticipated events also impact our results. For example, in the second quarter of 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $20.3 million, resulting in a net tax benefit of $16.7 million in that quarter. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. Until our initial public offering, we had financed these requirements primarily through equity sales to McDonald’s and others as well as through cash flows from operations. In January 2006 we completed our initial public offering of class A common stock, receiving net proceeds of approximately $120.9 million. We expect to use the net proceeds from the offering, together with cash flow from operations, to provide additional long-term capital to support the growth of our business (primarily through opening restaurants), to continue to maintain our existing restaurants and for general corporate purposes.

In October 2006, we entered into a revolving line of credit with a principal amount of $10 million which expires in August 2007. The line of credit is for support of letters of credit we issue in the normal course of business and bears interest at our option at the Prime rate, a fixed rate determined by the bank or an adjusted LIBOR rate.

We haven’t required significant working capital because customers pay using cash or credit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients. In addition, we generally have the right to pay for the purchase of food, beverage and supplies some time after the receipt of those items, generally within ten days, thereby reducing the need for incremental working capital to support growth.

Operating Activities. Net cash provided by operating activities was $103.6 million for 2006 compared to $77.4 million for 2005. The $26.2 million increase was primarily attributable to a $24.1 million improvement in net income, excluding the $20.3 million one-time non-cash tax benefit from the reversal of the valuation allowance. The increase in net income was driven by higher average restaurant sales, higher restaurant margins and significantly more restaurants in operation. Net cash provided by operating activities was $77.4 million for 2005 compared to $39.7 million for 2004. The $37.8 million increase was primarily attributable to a $31.6 million improvement in net income driven by higher average restaurant sales, higher restaurant margins and significantly more restaurants in operation.

Investing Activities. Net cash used in investing activities was $97.3 million for 2006 compared to $83.0 million for 2005. The $14.3 million increase related to higher capital expenditures in 2006 as we opened 94 restaurants in 2006, compared with 80 restaurants in 2005. Net cash used in investing activities was $83.0 million for 2005 compared to $95.6 million in 2004. The $12.6 million decrease related to lower capital expenditures in 2005 as we opened 80 restaurants in 2005, compared with 104 restaurants in 2004.

We categorize our restaurants as either end-caps (at the end of a line of restaurants), in-lines (in a line of restaurants), free-standing or urban. As we expand into central urban areas, our average costs to open new restaurants will increase due to more significant reconstruction work that often needs to be done on those sites. Our total capital expenditures for 2006 were $97.3 million, and we expect to incur capital expenditures of about $115 million in 2007, relating primarily to our construction of new restaurants in both periods. In 2006, we spent on average about $860,000 in development and construction costs per restaurant, with end-caps costing about $680,000, in-lines costing about $795,000, free-standing costing about $1.3 million and urban costing about $2.2 million (in each case, reduced for landlord reimbursements). The average development and construction costs per restaurant decreased from $910,000 in 2005 due to a decline in the number of free-standing restaurants, adding smaller stores to the mix and a focus on cost control. In 2007, we expect average development and construction costs to be approximately $900,000 per restaurant as a result of developing in higher cost markets such as Boston and Philadelphia, a slight increase in free-standing restaurants as well as inflation in construction costs.

Financing Activities. Net cash provided by financing activities was $147.3 million in 2006 compared to $5.7 million in 2005. The $141.6 million increase was attributable to $120.9 million net proceeds from our initial public offering and the $19.5 million tax sharing payment received from McDonalds. Net cash provided by financing activities was $5.7 million in 2005 compared to $55.9 million in 2004. The $50.3 million decrease was attributable to decreased financing requirements as a result of improvements in net cash provided by operating activities and fewer restaurant openings in 2005 as compared to 2004.

Liquidity and Capital Expenditures. We expect to use the proceeds from the initial public offering to provide additional long-term capital to support the growth of our business (primarily through opening restaurants) and to continue to maintain our existing restaurants and for general corporate purposes. In accordance with a tax allocation agreement we have with McDonald’s, McDonald’s agreed to compensate us for NOLs and tax credits it used that were attributable to our operations. We expect to receive payment for the federal and some state NOLs that we have not utilized on a stand-alone basis as we make estimated tax payments, but no later than the first quarter of 2008. As of December 31, 2006, the amount owed by McDonald’s totaled $8.8 million.

We believe that cash from operations, together with the net proceeds from the initial public offering will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

Contractual Obligations

Our contractual obligations as of December 31, 2006 were as follows:

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$1,086,224	$61,641	$124,490	$123,616	$776,477
Deemed landlord financing	7,756	371	742	775	5,868
Other contractual obligations[1]	13,361	13,266	95	—	—

Total contractual cash obligations	$1,107,341	$75,278	$125,327	$124,391	$782,345

[1]

We enter into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements and orders submitted for equipment for restaurants under construction.

We’re obligated under non-cancelable leases for our restaurants and administrative offices. Our leases generally have initial terms of either five to ten years with two or more five-year extensions, for end-cap and in-line restaurants, or 15 to 20 years with several five-year extensions, for free-standing restaurants. Our leases generally require us to pay a proportionate share of real estate taxes, insurance, common charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases.

Off-Balance Sheet Arrangements

As of December 31, 2006 and 2005, we had no off-balance sheet arrangements or obligations.

Inflation

The primary areas of our operations affected by inflation are food, fuel, labor, insurance, and utility costs and materials used in the construction of our restaurants. Although almost all of our crew members make more than the minimum wage, increases in the applicable federal or state minimum wage will have an impact on our labor costs. Additionally, many of our leases require us to pay taxes, maintenance, utilities and insurance, all of which are generally subject to inflationary increases.

Critical Accounting Estimates

We describe our significant accounting policies in Note 1 of our consolidated financial statements. Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our financial statements:

Leases

We lease most of our restaurant locations. Our leases contain escalating rentals over the lease term as well as optional renewal periods. We account for our leases under FASB Statement No. 13, Accounting for Leases (“FAS 13”) which requires rent to be recognized on a straight-line basis over the lease term including reasonably assured renewal periods. We have estimated that our lease term, including reasonably assured renewal periods, is the lesser of the lease term or 20 years. If the estimate of our reasonably assured lease terms were changed our depreciation and rent expense could differ materially.

Stock-based Compensation

Effective January 1, 2005, we adopted FAS 123R which requires recognition of the fair value of stock-based compensation over the vesting period of the option. We use the Black-Scholes valuation model to determine the fair value of our stock options, which requires assumptions to be made regarding our stock price volatility, the expected life of the option and expected dividend rates. The volatility assumptions were derived from our annual independent stock valuations and historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to us. Had we arrived at different assumptions of stock price volatility or expected lives of our options, our stock-based compensation expense and results of operations could have been different.

Insurance Liability

We maintain various insurance policies for employee health, workers’ compensation, general liability and property damage. Pursuant to these policies we are either responsible for losses up to certain limits or are self insured but have third party insurance coverage to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated resulting in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2006 and 2005. Once resolved, however, these actions may affect our operating results and cash flows. In addition, we’re involved in claims relating to the possible theft of our customers’ credit and debit card data. In 2004, we recorded charges of $4.0 million to establish a reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card charges and the cost of replacing cards and monitoring expenses and fees. As of December 31, 2006, the remaining reserve was $1.2 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. See Item 1A. “Risk Factors—We may have experienced a security breach with respect to certain customer credit and debit card data, and we’ve incurred and may continue to incur substantial costs as a result of this matter. We may also incur costs resulting from other security risks we may face in connection with our electronic processing and transmission of confidential customer information.”

Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences (“EITF 06-2”). The EITF concluded that sabbatical leave accumulates pursuant to the criteria of FASB Standard No. 43 Accounting for Compensated Absences (“FAS 43”) and therefore the benefit should be accrued if the remaining criteria of FAS 43 are met. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 can be applied as a change in accounting principle either as a cumulative-effect adjustment to beginning retained earnings in the year of adoption or as retrospective application to all prior periods. We have elected to adopt EITF 06-2 as a cumulative-effect adjustment to beginning retained earnings. The actuarially determined estimated accrued sabbatical balance as of December 31, 2006, is $2.6 million.

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

In September 2006, the FASB issued FASB Standard No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides a definition of fair value and acceptable methods of measuring fair value. We do not expect the adoption of FAS 157 to have a material impact on our financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash and cash equivalents. Since the completion of our initial public offering we have invested our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2006, we had $150.0 million deposited in short-term investments bearing a weighted-average interest rate of 4.61%.

Commodity Price Risks

We’re also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities that are affected by weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at sometime in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on specified formula related to the prices of the goods, such as spot prices. Though we do not have long-term supply contracts or guaranteed purchase amounts, our pricing protocols with suppliers can remain in effect for periods ranging from one month to a year, depending on the outlook for prices of the particular ingredient. We also sometimes buy supplies at current market or spot prices. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, weather, crises and other world events that may affect supply prices. Long-term increases in ingredient prices could adversely affect our future results if we could not increase menu prices at the same pace for competitive or other reasons. Similarly, if we believe the ingredient price increase to be short in duration we may choose not to pass on the cost increases, which could adversely affect our short-term financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, effective January 1, 2005, the Company changed its method for accounting for share-based compensation to conform with FASB Standard No. 123(R), Share-Based Payments, and effective January 1, 2006, the Company changed its method for accounting for pre-opening rental costs to conform with FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period.

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2007

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	December 31
	2006	2005
Assets
Current assets:
Cash	$153,642	$61
Accounts receivable, net of allowance for doubtful accounts of $344 and $308 as of December 31, 2006 and 2005, respectively	4,865	1,933
Receivable—McDonald’s Corp.	8,783	2,248
Inventory	3,505	2,625
Current deferred tax asset	930	2,346
Prepaid expenses	7,112	8,611

Total current assets	178,837	17,824
Leasehold improvements, property and equipment, net	404,740	340,694
Other assets	2,893	2,653
Long-term deferred tax asset	—	13,586
Goodwill	17,738	17,738

Total assets	$604,208	$392,495

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,567	$13,188
Accrued payroll and benefits	16,764	9,723
Accrued liabilities	23,277	19,014
Current portion of deemed landlord financing	71	57
Income tax payable	1,522	—

Total current liabilities	61,201	41,982
Deferred rent	46,222	37,106
Deemed landlord financing	4,036	3,476
Deferred income tax liability	18,681	—
Other liabilities	111	577

Total liabilities	130,251	83,141

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of December 31, 2006 and 2005	—	—
Class A common stock, $0.01 par value, 200,000 shares authorized, 14,222 and no shares outstanding as of December 31, 2006 and 2005, respectively	142	—
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,322 and 26,281 shares outstanding as of December 31, 2006 and 2005, respectively (Note 1)	183	263
Additional paid-in capital	470,653	375,728
Tax receivable—McDonald’s Corp.	—	(28,195)
Accumulated other comprehensive income	7	9
Retained earnings (accumulated deficit)	2,972	(38,451)

Total shareholders’ equity	473,957	309,354

Total liabilities and shareholders’ equity	$604,208	$392,495

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(in thousands, except per share data)

	Years ended December 31
	2006	2005	2004
Revenue:
Restaurant sales	$819,787	$625,077	$468,579
Franchise royalties and fees	3,143	2,618	2,142

Total revenue	822,930	627,695	470,721

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	257,998	202,288	154,148
Labor	231,134	178,721	139,494
Occupancy	58,804	47,636	36,190
Other operating costs	102,745	82,976	64,274
General and administrative expenses	65,284	51,964	44,837
Depreciation and amortization	34,253	28,026	21,802
Pre-opening costs	6,778	1,971	2,192
Loss on disposal of assets	3,982	3,119	1,678

	760,978	596,701	464,615

Income from operations	61,952	30,994	6,106
Interest income	6,574	36	211
Interest expense	(271)	(790)	(191)

Income before income taxes	68,255	30,240	6,126
(Provision) benefit for income taxes	(26,832)	7,456	—

Net income	$41,423	$37,696	$6,126

Earnings per share
Basic	$1.29	$1.43	$0.24

Diluted	$1.28	$1.43	$0.24

Weighted average common shares outstanding
Basic	32,051	26,281	25,454

Diluted	32,465	26,374	25,520

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

(in thousands)

	Class A Common Stock		Class B Common Stock (Note 1)		Additional Paid in Capital	Tax Receivable McDonald’s Corp	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total

	Shares	Amount	Shares	Amount
Balance, December 31, 2003	—	$—	23,373	$234	$310,659	$(37,112)	$(82,273)	$—	$191,508
Issuance of common stock			2,908	29	64,894				64,923
Tax sharing arrangement					8,873	(8,873)			—
Comprehensive income:
Net income							6,126		6,126
Foreign currency translation adjustment								9	9

Total comprehensive income									6,135

Balance, December 31, 2004	—	—	26,281	263	384,426	(45,985)	(76,147)	9	262,566
Tax sharing arrangement					(10,417)	17,790			7,373
Stock-based compensation					1,719				1,719
Net income							37,696		37,696

Balance, December 31, 2005	—	—	26,281	263	375,728	(28,195)	(38,451)	9	309,354
Issuance of common stock	6,061	61			133,272				133,333
Costs to issue common stock					(12,436)				(12,436)
Grant of common stock	1	—			100				100
Conversion of common stock	8,010	80	(8,010)	(80)					—
Stock-based compensation			51	—	5,870				5,870
Stock option exercises	150	1			2,751				2,752
Excess tax benefit on option exercises, net of utilization of $423					934				934
Tax sharing arrangement					(35,566)	19,412			(16,154)
Separation from McDonald’s						8,783			8,783
Comprehensive income:
Net income							41,423		41,423
Foreign currency translation adjustment								(2)	(2)

Total comprehensive income									41,421

Balance, December 31, 2006	14,222	$142	18,322	$183	$470,653	$—	$2,972	$7	$473,957

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	Years ended December 31
	2006	2005	2004
Operating activities
Net income	$41,423	$37,696	$6,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,253	28,026	21,802
Current income tax (benefit) provision	(782)	15,541	(8,873)
Deferred income tax (benefit) provision	(1,857)	(2,654)	11,485
Change in valuation allowance	—	(20,343)	(2,612)
Loss on disposal of assets	3,982	3,119	1,678
Bad debt allowance	(59)	(359)	804
Stock-based compensation	5,193	2,103	193
Other	(323)	(678)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,873)	916	(689)
Inventory	(880)	(369)	(790)
Prepaid expenses	1,499	(3,757)	(1,092)
Other assets	(242)	(477)	(145)
Accounts payable	912	5,553	(2,345)
Accrued liabilities	11,304	6,485	6,717
Income tax payable	2,222	—	—
Due (from) to McDonald’s Corp.	—	(177)	155
Deferred rent	9,714	6,806	7,258
Other long-term liabilities	111	—	—

Net cash provided by operating activities	103,597	77,431	39,672

Investing activities
Purchases of leasehold improvements, property and equipment, net	(97,312)	(83,036)	(95,615)

Net cash used in investing activities	(97,312)	(83,036)	(95,615)

Financing activities
Net proceeds from sale of common stock	133,333	—	64,923
Costs of issuing common stock	(12,436)	—	—
Proceeds from McDonalds—tax sharing agreement	19,468	7,402	—
Proceeds from option exercises	2,752	—	—
Excess tax benefit on stock-based compensation	1,357	—	—
Proceeds from McDonald’s—intercompany notes	2,248	37,905	55,139
Payments to McDonald’s—intercompany notes	—	(38,743)	(66,000)
Changes in cash overdrafts	—	(4,431)	1,881
Proceeds from deemed landlord financing	635	3,549	—
Payments on deemed landlord financing	(61)	(16)	—

Net cash provided by financing activities	147,296	5,666	55,943

Net change in cash and cash equivalents	153,581	61	—
Cash and cash equivalents at beginning of year	61	—	—

Cash and cash equivalents at end of year	$153,642	$61	$—

Supplemental disclosures of cash flow information
Taxes paid	$26,316	$—	$—

Non-cash pre-opening rent capitalized to leasehold improvements	$—	$2,667	$2,317

Net purchases of leasehold improvements, property and equipment accrued in accounts payable	$(5,467)	$(4,168)	$4,127

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 26 states throughout the United States and in the District of Columbia. As of December 31, 2006 and 2005, the Company operated 573 and 481 restaurants, respectively, and had eight restaurants operated by franchisees as of the end of each year. The Company manages its operations based on three regions and has aggregated its operations to one reportable segment and one reporting unit.

Initial Public Offering

In January 2006, the Company completed its offering of 6,061 shares of class A common stock, $0.01 par value, in its initial public offering at a per share price of $22.00 receiving net proceeds of approximately $120.9 million (the “initial public offering”). McDonald’s Corporation (“McDonald’s”) sold an additional 3,000 shares, including the underwriters’ over-allotment shares, in the initial public offering. In connection with the initial public offering, the Company filed a restated certificate of incorporation effecting the reclassification of all outstanding shares of Series B convertible preferred stock and Series C and Series D junior convertible preferred stock and all outstanding shares of common stock into one-third share of class B common stock (the “Reclassification”). The accompanying consolidated financial statements and related notes reflect the effect of the Reclassification retroactively.

McDonald’s Disposition

Historically McDonald’s has been the majority shareholder of the Company’s voting and economic interest. During 2006, through the initial public offering in January 2006, a secondary offering in May 2006 and a tax-free exchange offer in October 2006 (the “Disposition”), McDonald’s disposed of it interest in the Company and no longer holds any voting or economic interest in the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated.

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

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of tenant improvement receivables, credit card receivables, and miscellaneous receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable based on a specific review of account balances. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

Inventory

Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or market. The Company has no minimum purchase commitments with its vendors. The Company purchases certain key ingredients (steak, chicken, pork and tortillas) from a small number of suppliers.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are stated at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	3-10 years
Equipment	3-7 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill resulted from McDonald’s purchases of the Company. Goodwill determined to have an indefinite life is not subject to amortization, but instead is tested for impairment at least annually in accordance with the provision of FASB Standard No. 142, Goodwill and Other Intangible Assets (“FAS 142”). In accordance with FAS 142, the Company is required to make any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company’s analysis, no impairment charges were recognized for the years ended December 31, 2006, 2005 and 2004.

Other Assets

Other assets consist primarily of transferable liquor licenses which are carried at the lower of fair value or cost.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

Impairment of Long-Lived Assets

In accordance with FASB Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“FAS 144”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2006, an aggregate impairment charge of $693 was recognized in loss on disposition of assets in the consolidated statement of income for the closure of one restaurant due to structural damage to the leased site and due to an upcoming closure of another restaurant due to the landlord’s decision to redevelop the location. Fair value of each restaurant was determined using the expected cash flows method of anticipated cash flows through the estimated date of closure. No impairment charges were recognized in the years ended December 31, 2005 and 2004.

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets and liabilities, because of their short-term nature, approximates fair value.

Income Taxes

Prior to the completion of the Company’s initial public offering, its results of operations were included in the consolidated federal and state income tax returns of McDonald’s. Upon the completion of the Company’s initial public offering in January 2006, it exited the consolidated tax group for federal and certain state income tax purposes. Upon completion of the Disposition in October 2006, the Company exited the McDonald’s consolidated tax group for the remaining state returns. During the period the Company was included in McDonald’s consolidated tax returns, the provision for income taxes was calculated on a separate income tax return basis. The Company recognizes deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset.

Equity-Based Compensation Plans

Prior to January 1, 2005, the Company accounted for its equity-based compensation plan using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Prior to January 1, 2005, no compensation expense was recognized on stock option grants as the exercise price equaled the fair value at the date of grant. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes.

Effective January 1, 2005, the Company early adopted the fair value recognition provisions of FASB Standard No. 123(R), Share-Based Payment (“FAS 123R”), using the modified-prospective transition method. Under this transition method, compensation cost in 2005 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123 and (2) all share-based payments granted

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation expense is generally recognized over the vesting period. The following table illustrates the effect on net income as if the fair value based method had been applied to all outstanding and unvested awards for the year ended December 31, 2004.

Net income, as reported	$6,126
Stock-based employee compensation expense	(527)

Pro forma net income	$5,599

Earnings per share:
Basic, as reported	$0.24

Diluted, as reported	$0.24

Basic, pro forma	$0.22

Diluted, pro forma	$0.22

Restaurant Pre-Opening Costs

Pre-opening costs, including wages, benefits and travel for the training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business. These costs include rent since the adoption of FASB Staff Position No. FAS 13-1 Accounting for Rental Costs Incurred During a Construction Period, (“FSP 13-1”) in January 2006.

Insurance Liability

The Company maintains various insurance policies for workers’ compensation, employee health, general liability and property damage. Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted.

Advertising Costs

Advertising is expensed as incurred and aggregated $13,918, $10,748 and $8,715 for the years ended December 31, 2006, 2005 and 2004, respectively.

Rent

Rent expense for the Company’s leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Prior to January 1, 2006, rent expense for the period prior to restaurant opening was capitalized and included in leasehold improvements in the consolidated balance sheet. Rent capitalized during the pre-opening period was $4,229 and $3,626 for the years ended December 31, 2005 and 2004, respectively. Effective January 1, 2006 with the adoption of FSP 13-1 pre-opening rent is included in pre-opening costs in the income statement. For the year

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

ended December 31, 2006, $3,793 of pre-opening rent was included in pre-opening costs. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.

Additionally, certain of the Company’s operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers contingent rent, provided the achievement of that target is considered probable.

Foreign Currency Translation

Currently, the Company has no operations outside the United States, but has created an international subsidiary to hold international trademarks. The Company’s international entity uses its local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

Reclassifications and Comparability

Certain prior period amounts have been reclassified to conform to the 2006 presentation. In conjunction with the Disposition, McDonald’s is no longer a related-party. As such, amounts due to McDonald’s are included in accrued liabilities in the consolidated balance sheet. The tax receivable from McDonald’s has been reclassified as notes receivable—McDonald’s Corporation as of the Disposition while the prior period balance of the tax receivable remains in shareholders’ equity.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and account receivables. The Company invests its cash and cash equivalents with financial institutions consistent with its investment policy. The Company’s cash balances may exceed federally insured limits. As of December 31, 2006, $135 million of the Company’s cash equivalents were invested primarily with two major financial institutions. Concentration of credit risk related to accounts receivables are limited, as the Company’s receivables are primarily with its landlords for the reimbursements of tenant improvements.

2. Recently Issued Accounting Standards

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences (“EITF 06-2”). The EITF concluded that sabbatical leave accumulates pursuant to the criteria of Statement of Accounting Standard No. 43 Accounting for Compensated Absences (“FAS 43”) and therefore the benefit should be accrued if the remaining criteria of FAS 43 are met. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 can be applied as a change in accounting principle either as a cumulative-effect adjustment to beginning retained earnings in the year of adoption or as retrospective application to all prior periods. The Company offers sabbatical leave to employees who have provided ten years of services. The actuarially determined estimated accrued sabbatical balance as of December 31, 2006, is $2.6 million which the Company will recognize as a cumulative-effect adjustment to beginning retained earnings in 2007.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

In September 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect upon adoption of applying the provision shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG-1”). FSP AUG-1 prohibits the use of the accrue-in-advance method of accounting for costs of planned major maintenance projects. The statement is effective for fiscal years beginning after December 15, 2006. The Company does not utilize the accrue-in-advance method and therefore does not expect the adoption of FSP AUG-1 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued FASB Standard No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value. The Company does not expect the adoption of FAS 157 to have a material impact on its consolidated financial statements.

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

3. Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment were as follows:

	December 31
	2006	2005
Land	$8,215	$6,557
Leasehold improvements and buildings	393,980	320,941
Furniture and fixtures	42,770	36,266
Equipment	77,409	63,356

	522,374	427,120
Accumulated depreciation	(117,634)	(86,426)

	$404,740	$340,694

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

4. Accrued Liabilities

Accrued liabilities consisted were as follows:

	December 31
	2006	2005
Gift card liability	$6,984	$3,733
Sales tax payable	4,381	3,666
Accrued loss contingency	1,212	1,817
Due to McDonald’s	589	1,514
Other accrued expenses	10,111	8,284

	$23,277	$19,014

5. Borrowings Under Line of Credit

In October 2006, the Company entered into a revolving line of credit available to support letters of credit issued in the normal course of business. The line of credit has a principal amount of $10,000 and expires in August 2007. Borrowings against the line of credit bear interest at the Company’s option at the Prime rate, a fixed rate determined by the bank or an adjusted LIBOR rate. As of December 31, 2006, there were no borrowings outstanding however, there were two letters of credit issued for an aggregate amount of $3,312 and expire in November 2007.

6. Income Taxes

Prior to the initial public offering, the Company’s results of operations were included in the consolidated federal income tax return and combined or consolidated state income tax returns, where permitted, of McDonald’s and its affiliates. The Company continued to be included in some state tax returns of McDonald’s until McDonald’s ownership percentage decreased below 50% at the time of the Disposition. At all times, the provision for income taxes is calculated as if the Company filed a separate corporate income tax return on a stand alone basis.

The components of the benefit (provision) for income taxes are as follows:

	Years ended December 31
	2006	2005	2004
Current tax benefit (provision):
Federal	$(24,590)	$(13,426)	$7,487
State	(4,099)	(2,115)	1,386

	(28,689)	(15,541)	8,873

Deferred tax benefit (provision):
Federal	2,263	3,429	(9,647)
State	(406)	(775)	(1,838)

	1,857	2,654	(11,485)

Valuation allowance	—	20,343	2,612

Total benefit (provision) for income taxes	$(26,832)	$7,456	$—

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

The effective tax rate differs from the statutory tax rates as follows:

	Years ended December 31
	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	4.3	4.8	4.8
Meals and entertainment	0.2	0.6	2.1
Tax exempt interest income	(0.2)	—	—
Other	—	2.2	0.7
Valuation allowance	—	(67.3)	(42.6)

Effective income tax rates	39.3%	(24.7)%	0.0%

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31,
	2006	2005
Long-term deferred income tax liability:
Leasehold improvements, property and equipment	$29,015	$28,627

Total long-term deferred income tax liability	29,015	28,627

Long-term deferred income tax asset:
Post-acquisition net operating loss carryforwards	—	34,743
Deferred rent	7,986	6,162
Separate state net operating loss carryforwards	111	471
Stock compensation and other employee benefits	2,237	837

Total long-term deferred income tax asset	10,334	42,213

Net long-term deferred income tax asset (liability)	(18,681)	13,586

Current deferred income tax liability:
Prepaid assets and other	748	296

Total current deferred income tax liability	748	296

Current deferred income tax asset:
Allowances, reserves and other	1,673	975
Stock compensation and other employee benefits	5	844
AMT tax credit	—	823

Total current deferred income tax asset	1,678	2,642

Net current deferred tax asset	930	2,346

Total deferred tax asset (liability)	$(17,751)	$15,932

At the consummation of the Company’s initial public offering, the Company exited McDonald’s consolidated tax group for federal and some state tax purposes. At the consummation of the Disposition, the Company exited McDonald’s consolidated tax group for the remaining states. Due to the exit from McDonald’s

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

consolidated federal tax group, the Company eliminated the deferred tax asset related to the post-acquisition net operating loss carry-forwards (“NOLs”) of $32,859 and alternative minimum tax (“AMT”) credits of $918 through equity. As a result, the Company converted to a net long-term deferred tax liability position. There were no other significant changes to the Company’s deferred tax balances as a result of the tax deconsolidation.

Through December 31, 2004, a valuation allowance had been recorded to offset the deferred tax assets, including those related to the NOLs, net of deferred tax liabilities. During the year ended December 31, 2005, the Company determined that it was more likely than not that it would realize its deferred tax assets and a valuation allowance was no longer required. When a valuation allowance related to net deferred tax assets resulting from an acquisition is reversed, the related tax benefit reduces goodwill. During the year ended December 31, 2005, the Company released $28,848 of valuation allowance of which $8,505 was attributable to the net deferred tax assets of the Company at the date of McDonald’s majority acquisition of the Company. The related release of valuation allowance has been recorded as a reduction of goodwill.

In accordance with the tax allocation agreement between McDonald’s and the Company, which is effective any time the Company is included in a consolidated return with McDonald’s, the Company’s tax liability is computed on a separate return basis. The Company would pay McDonald’s for its allocated tax liability or if it benefited from net losses or tax credits of other members of the consolidated tax return. Likewise, McDonald’s would compensate the Company if it had a net operating loss or tax credit during the tax year that is used by other members of McDonald’s consolidated return. To the extent the Company generated taxable income it would first be allocated to the separate return limitation year (“SRLY”) losses. Once the SRLY losses had either been fully utilized or expired, the taxable income would be offset against the tax attributes/deferred tax assets previously used by McDonald’s.

McDonald’s has used $118,041 of the Company’s losses as a reduction of taxable income in its consolidated federal return. McDonald’s use of the Company’s NOLs was recorded as a capital contribution. As of December 31, 2006 the Company recorded the receivable from McDonald’s in other current assets in the consolidated balance sheet of $8,783 for these unreimbursed tax attributes. The December 31, 2005 balance of $28,195 was reflected in shareholders’ equity in the consolidated balance sheet.

7. Shareholders’ Equity

Common Stock

The consolidated financial statements and related notes reflect retroactive application of the Reclassification (as discussed in Note 1) including the conversion of each of the outstanding shares of preferred stock and common stock into one-third share of class B common stock. The restated certification of incorporation authorizes the issuance of an aggregate 230,000 shares of common stock consisting of 30,000 shares of class B common stock with a $0.01 par value and 200,000 shares of class A common stock with a $0.01 par value. Prior to Disposition, each share of class B common stock was convertible at the option of the shareholder into one share of class A common stock, and each share of class B common stock generally also converted into one share of class A common stock if a transfer of ownership occurred. Shares of class B common stock are no longer convertible beginning October 12, 2006. Shares of class B common stock participate equally in dividends with shares of class A common stock. Shares of class B and class A common stock generally vote as a single class of common stock Shares of class B common stock shares have ten votes per share whereas class A common stock shares have one vote per share, except that for purposes of approving a merger or consolidation, a sale of substantially all property or dissolution, each share of both class A and class B will have only one vote.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

8. Stock Based Compensation

Effective with the Company’s initial public offering the Company adopted the Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan (the “Plan”). Under the Plan, 2,200 shares of class A common stock have been authorized and reserved for issuances to eligible employees, of which 1,335 represents shares that were authorized for issuance, but not issued under the Plan at December 31, 2006. The Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for options granted under the Plan cannot be less than fair market value at the date of grant.

In conjunction with the initial public offering, the Company granted a one-time grant of 774 options to purchase shares of class A common stock to all of its salaried employees. The exercise price of the options was set at the grant date fair value, the initial public offering price, of $22.00 per share. The options granted vest three years from the date of grant and expire after seven years. Compensation expense is generally recognized equally over the three year vesting period. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. During the year ended December 31, 2006, the vesting on 49 options were accelerated upon the termination of two employees which resulted in additional stock-based compensation expense of $1,115 recognized in the year.

In 2005, the Company granted 153 shares of non-vested class B common stock with a grant-date fair value of $19.50 per share (a related party contemporaneous valuation) which vest in three equal installments on each anniversary of the grant date. During the year ended December 31, 2006, 51 shares vested and no shares were forfeited. Compensation expense is recognized over the vesting period.

The Company granted stock appreciation rights (“SARs”) on 167 shares of common stock of which 18 were forfeited during 2005. Effective with the Company’s initial public offering, all SARs outstanding as of January 25, 2006 were converted into options to purchase 149 shares of class A common stock. The options, which have terms consistent with the original SARs, have an exercise price of $22.35 per share, vest three years from the date of grant (vesting in full in July 2007) and expire five years and six months after the original grant date. Upon conversion, the options were remeasured to the then fair value. The portion of the incremental compensation costs related to service periods that were completed as of the conversion date, of $149, was recognized immediately. Until converted, the SARs were accounted for as a liability, and compensation expense was revalued each reporting period and recognized over the remaining vesting period. The liability was included in other liabilities in the consolidated balance sheet as of December 31, 2005.

Stock-based compensation, including options, restricted shares and SARs, was $5,293 ($3,218 net of tax) in 2006, $2,103 ($1,266 net of tax) in 2005, and $193 ($193 net of tax) in 2004. For the year ended December 31, 2006, $100 of stock-based compensation was recognized as capitalized development and is included in property, plant and equipment in the consolidated balance sheet. Unearned compensation as of December 31, 2006 was $3,473 for options and $540 for non-vested stock. The remaining vesting period as of December 31, 2006 for unvested options was between 0.5 and 2.1 years and for non-vested stock was 1.2 years.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

A summary of option activity as of and for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except per share data):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Options outstanding as of December 31, 2003	241	$16.25
Granted	—	$—	$—

Options outstanding as of December 31, 2004	241	$16.25
Expired	(6)	$14.97	$6.27
Forfeited	(10)	$17.49	$6.81

Options outstanding as of December 31, 2005	225	$16.23
Granted	774	$22.00	$9.21
SARs conversion	149	$22.35	$8.08
Exercised	(150)	$18.33	$7.24
Forfeited	(58)	$22.01	$9.17

Options outstanding as of December 31, 2006	940	$21.26

The following table reflects the vesting activity of options during the year:

	Vested and Exercisable Shares	Total Fair Value	Weighted- Average Exercise Price	Intrinsic Value	Weighted- Average Remaining Contractual Life
As of December 31, 2004	—	$—	$—	$—	—
Vested	112

As of December 31, 2005	112	$704	$14.97	$509	1.9
Vested	170	$2,120
Exercises	(150)			$4,947

As of December 31, 2006	132	$872	$16.45	$5,369	1.4

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

The following table reflects the assumptions utilized to value the 2006 stock option awards granted, option modifications in 2006, the SARs conversion upon the initial public offering and to value the SARs as of December 31, 2005 under FAS 123R using the Black-Scholes valuation model. In accordance with FAS 123(R), upon conversion to options in conjunction with the initial public offering, the SARs were revalued using the assumptions as of that date. In addition, the SARs were revalued as of December 31, 2005 using the assumptions effective as of that date. The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The full term of the SARs was used for the expected life because the SARs were granted to senior management, where turnover is expected to be low, and because the Company expects the SARs to be held the full term to obtain the maximum benefit. The expected life of the 2006 granted options was derived utilizing the short-cut method allowed for a vanilla option grant under Staff Accounting Bulletin No. 107, in which the expected life is assumed to be the average of the vesting period and the contractual life of the option. The Company has not paid dividends to date and does not plan to pay dividends in the near future. The volatility assumptions were derived from the Company’s annual independent stock valuation and historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company.

	2006	2005
Risk-free interest rate	4.4% to 5.3%	3.9%
Expected life (years)	0.1 to 5.0	5.0
Expected dividend yield	0.0%	0.0%
Volatility	40.0%	37.0%

On February 2, 2001, stock option grants were issued to certain employees of the Company under the McDonald’s Stock Ownership Incentive Plan (the “McDonald’s Plan”). The options became exercisable equally over four years and have an exercise price of $29.43 per share of McDonald’s stock. At the Disposition, the expiration of the options was decreased from 10 years from the date of grant to between 30 days and three years, based upon the option holder’s age and years of service with McDonald’s and the Company. The Company agreed to pay McDonald’s $2,356, which was expensed equally over the four-year vesting period, for its cost of participating in the McDonald’s Plan. As of December 31, 2006 and 2005, $589 and $1,178, respectively of the amount was payable to McDonald’s. The final payment is due in 2008, and is included in the accrued liabilities on the balance sheet.

9. Employee Benefit Plans

In October 2006, effective upon consummation of the Disposition, the Company adopted the Chipotle Mexican Grill 401(k) plan (the “401(k) plan”). Prior to October 2006, eligible Chipotle employees were participants of a 401(k) plan sponsored by McDonald’s. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2006, 2005 and 2004, Company matching contributions totaled approximately $1,070, $828 and $747, respectively.

As a result of the Disposition, the Company adopted the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. The Deferred Plan is a non-qualified, unfunded plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) plan because of Internal Revenue Service limitations. Participant’s earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2006

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

were $111 and are included in other long-term liabilities in the consolidated balance sheet. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401K contribution limits are reached. For the year ended December 31, 2006 the Company made deferred compensation matches of $25 to the Deferred Plan. Prior to October 2006, eligible Chipotle employees were participants of a deferred compensation plan sponsored by McDonald’s.

10. Related-Party Transactions

Prior to the Disposition, the Company was a majority-owned subsidiary of McDonald’s. Transactions through the date of separation are considered related-party transactions and are discussed below.

The Company previously entered into short-term agreements with McDonald’s to provide the Company with temporary capital. The Company had a line of credit with McDonald’s, which was for $30,000, due on demand and expired June 30, 2006. The line of credit bore interest at the prime rate plus 100 basis points (8.25% as of December 31, 2005). The weighted-average interest rate was 6.72% and 5.00% for the years ended December 31, 2005 and 2004, respectively. Interest was added to the outstanding principal monthly. For the years ended December 31, 2005 and 2004, interest expense was $691 and $191, respectively.

The Company previously invested its excess cash under short-term agreements with McDonald’s. The agreement in place provided for interest at the 30-day Commercial Paper rate plus 50 basis points, was due on demand and expired April 14, 2005. The Company did not have an agreement in place after April 15, 2005, but had been operating under the terms of the previous agreement until the Company’s initial public offering in January 2006. Interest was added to the principal monthly. For the years ended December 31, 2005 and 2004, interest income related to this investment was $12 and $205, respectively. As of December 31, 2005, the Company had $2,248 deposited under this arrangement.

The consolidated statement of income reflects charges from McDonald’s of $8,667, $8,790 and $7,711 for the years ended December 31, 2006, 2005 and 2004, respectively. These charges primarily related to reimbursements of payroll and related expenses for certain McDonald’s employees that performed services for the Company, insurance coverage, software maintenance agreements and non-income based taxes. The charges were specifically identifiable to the Company. The Company cannot estimate with any reasonable certainty what these charges would have been on a stand-alone basis. However, the Company feels that these charges are indicative of what it could have incurred on a stand-alone basis.

The Company leases office and restaurant space from McDonald’s and its affiliates. Rent expense was $276, $404 and $306 for such leases for the years ended December 31, 2006, 2005 and 2004, respectively.

11. Leases

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

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

Future minimum lease payments required under existing operating leases as of December 31, 2006 are as follows:

2007	$61,641
2008	61,999
2009	62,491
2010	62,001
2011	61,615
Thereafter	776,477

Total minimum lease payments	$1,086,224

Minimum lease payments have not been reduced by minimum sublease rentals of $4,116 due in the future under non-cancelable subleases.

Rental expense consists of the following:

	For the years ended December 31,
	2006	2005	2004
Minimum rentals	$50,880	$42,506	$33,201
Contingent rentals	$955	$431	$284
Sublease rental income	$(3,365)	$(2,070)	$(1,632)

During the years ended December 31, 2006 and 2005, the Company entered into one and five sales and leaseback transactions, respectively. These transactions do not qualify for sales leaseback accounting because of the Company’s deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $4,107 as of December 31, 2006. The future minimum lease payments for each of the next five years and thereafter for deemed landlord financing obligations are as follows

2007	$371
2008	371
2009	371
2010	379
2011	396
Thereafter	5,868

Total minimum lease payments	7,756
Less: Interest implicit in lease	(3,649)

Total deemed landlord financing	$4,107

12. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“Diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

shares of common stock outstanding during each period. Potentially dilutive securities include potential common shares related to stock options and non-vested stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. No options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because there were no anti-dilutive options.

The following table sets forth the computations of basic and dilutive earnings per share:

	Year ended December 31,
	2006	2005	2004
Net income	$41,423	$37,696	$6,126
Shares:
Weighted average number of common shares outstanding	32,051	26,281	25,454
Dilutive stock options	319	67	66
Dilutive non-vested stock	95	26	—

Diluted weighted average number of common shares outstanding	32,465	26,374	25,520

Basic earnings per share	$1.29	$1.43	$0.24

Diluted earnings per share	$1.28	$1.43	$0.24

13. Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements and orders submitted for equipment for restaurants under construction.

Accrued Loss Contingency

In August 2004, the merchant bank that processes the Company’s credit and debit card transactions informed the Company it may have been the victim of a possible theft of credit and debit card data. Together with two forensic auditing firms, the Company investigated the alleged theft and reviewed its information systems and information security procedures. The Company also reported the problem to federal law enforcement authorities and has been cooperating in their investigation. While to date the Company has not discovered conclusive evidence that a theft occurred, the Company has upgraded its information security systems, including remediating the specific problems identified during the forensic audits. During 2004, the Company recorded a reserve for the potential exposure for losses and fines of $4,000. Through December 31, 2006, the Company utilized $2,788 of the reserve to cover fines and losses. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2006. These matters could affect the operating results of any one quarter when resolved in future periods. However, management believes after final disposition, any monetary liability or financial impact to the Company beyond that provided for at the end of the year would not be material to the Company’s annual consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

14. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2006
	March 31	June 30	September 30	December 31
Revenue	$187,015	$204,936	$211,260	$219,719
Operating income	$12,733	$15,870	$17,853	$15,496
Net income	$7,988	$10,792	$11,802	$10,841
Basic earnings per share	$0.26	$0.33	$0.36	$0.33
Diluted earnings per share	$0.26	$0.33	$0.36	$0.33

	2005
	March 31	June 30	September 30	December 31
Revenue	$133,416	$156,296	$164,670	$173,313
Operating income	$4,439	$9,321	$9,499	$7,735
Net income	$2,626	$25,725	$5,083	$4,262
Basic earnings per share	$0.10	$0.98	$0.19	$0.16
Diluted earnings per share	$0.10	$0.98	$0.19	$0.16

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There were no changes during the year ended December 31, 2006 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 20, 2007, the Compensation Committee of our Board of Directors approved grants to our executive officers of options to purchase shares of our class A common stock, as well as special grants of restricted shares of class A common stock, under our 2006 Stock Incentive Plan. The Compensation Committee granted 80,000 options and 55,000 shares of restricted stock to Mr. Ells, 40,000 options and 30,000 shares of restricted stock to Mr. Moran, 25,000 options and 20,000 shares of restricted stock to Mr. Hartung, and 20,000 options and 15,000 shares of restricted stock to Mr. Wilner.

The stock options have an exercise price of $63.89 per share, the closing market price of our class A common stock on the grant date, and include a three-year vesting period and seven-year term. No options vest prior to the third anniversary of the grant, subject to possible acceleration of vesting in certain circumstances. The restricted stock grants were made as a special incentive award to reward our executive officers for extraordinary performance during 2006, including execution of our successful initial public offering and completion of our separation from McDonald’s, while still delivering outstanding financial and operating result Terms of the grants include vesting in two equal installments on the second and third anniversary of the date of grant. No shares of restricted stock vest prior to the second anniversary of the grant, subject to possible acceleration of vesting in certain circumstances. The full terms of these grants are set forth in the forms of Stock Option Agreement and Restricted Stock Agreement, and in the 2006 Stock Incentive Plan, as amended, all of which are filed as exhibits to this Annual Report on Form 10-K.

The Compensation Committee has also approved the payment of performance-based bonuses to our executive officers under our 2006 Cash Incentive Plan, based on our achievement in 2006 against performance targets established by the Compensation Committee in early 2006. The Compensation Committee also approved new base salaries to be paid to the executive officers beginning in March 2007. The committee approved a 2006 bonus payment to Mr. Ells of $741,000, and set Mr. Ells’s 2007 base salary at $600,000; approved a 2006 bonus payment to Mr. Moran of $507,000, and set Mr. Moran’s 2007 base salary at $450,000; approved a 2006 bonus payment to Mr. Hartung of $320,731, and set Mr. Hartung’s 2007 base salary at $350,000; and approved a 2006 bonus payment to Mr. Wilner of $251,889, and set Mr. Wilner’s 2007 base salary at $285,000.

Also on February 20, 2007, Steve Ells, our Chairman and Chief Executive Officer, adopted a sales plan designed to comply with Rule 10b5-1 under the Exchange Act. The sales plan, which Mr. Ells adopted in compliance with restrictions imposed by our Insider Trading Policy, is intended to facilitate the diversification of Mr. Ells’s personal assets. The plan provides for sales from time to time of shares of class B common stock owned by Mr. Ells, with the timing of and number of shares to be sold in each transaction dependent upon the market price of our class B common stock on specified days. Total sales on Mr. Ells’s behalf under the sales plan are limited to an aggregate of 150,000 shares. In the event all of the shares subject to the sales plan are sold, Mr. Ells would continue to beneficially own 755,050 shares of our class B common stock and 99,933 shares of our class A common stock, including the unvested shares of restricted stock granted to Mr. Ells as described above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2006.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. All Financial statements

Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”

2. Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Finance and Development Officer

Date: February 22, 2007

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

Signature	Date	Title

/s/ STEVE ELLS Steve Ells	February 22, 2007	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ MONTGOMERY F. MORAN Montgomery F. Moran	February 22, 2007	President, Chief Operating Officer and Director (principal executive officer)

/s/ JOHN R. HARTUNG John R. Hartung	February 22, 2007	Chief Finance and Development Officer (principal financial officer)

/s/ ROBIN S. ANDERSON Robin S. Anderson	February 22, 2007	Executive Director and Controller (principal accounting officer)

/s/ ALBERT S. BALDOCCHI Albert S. Baldocchi	February 22, 2007	Director

/s/ JOHN S. CHARLESWORTH John S. Charlesworth	February 19, 2007	Director

/s/ PATRICK J. FLYNN Patrick J. Flynn	February 21, 2007	Director

/s/ DARLENE J. FRIEDMAN Darlene J. Friedman	February 21, 2007	Director

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Restated Bylaws. (1)

4.1	Form of Stock Certificate for Class A Common and Class B Common Shares. (2)

10.1 †	Chipotle Executive Stock Option Plan. (3)

10.2 †	Chipotle Stock Appreciation Rights Plan. (3)

10.3 †	Chipotle 2006 Cash Incentive Plan. (4)

10.4 †	Chipotle 2006 Stock Incentive Plan, including the form of 2006 Option Agreement and form of Option Agreement for converted SARs. (4)

10.4.1 †	Amendment No. 1 to Chipotle 2006 Stock Incentive Plan.

10.4.2 †	Form of Stock Option Agreement.

10.4.3 †	Form of Restricted Stock Agreement.

10.5 †	Restricted Stock Award Agreement between Chipotle Mexican Grill, Inc. and Montgomery F. Moran. (4)

10.6	Services Agreement dated January 31, 2006 between Chipotle Mexican Grill, Inc. and McDonald’s Corporation, including Addendum to Services Agreement dated June 30, 2006 and notice of termination of certain services dated June 30, 2006. (5)

10.7	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders. (1)

10.8	Underwriting Agreement dated May 18, 2006 among Chipotle Mexican Grill, Inc., Morgan Stanley & Co. Incorporated, Cowen and Company, LLC, McDonald’s Ventures, LLC, McDonald’s Corporation and certain other selling shareholders. (6)

10.9	Separation Agreement dated September 7, 2006 between Chipotle Mexican Grill, Inc. and McDonald’s Corporation. (7)

10.10 †	Summary of Director Compensation. (1)

10.11 †	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan

21.1	Subsidiaries of Chipotle Mexican Grill, Inc. (3)

23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle).

24.1	Power of Attorney (included on signature page of this Registration Statement).

31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Finance and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†—	denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006 (File No. 001-32731).
(2)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 1, 2006 (File No. 001-32731).
(3)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-1 (File No. 333-129221) filed with the Securities Exchange Commission on October 25, 2005.
(4)	Incorporated by reference to Amendment No. 3 to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-1 (File No. 333-129221) filed with the Securities and Exchange Commission on January 10, 2006.
(5)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006 (File No. 001-32731).
(6)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K (File No. 001-32731) filed with the Securities Exchange Commission on May 23, 2006.
(7)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-4 (File No. 333-137177) filed with the Securities Exchange Commission on September 8, 2006.