Form 10-Q
period 2007-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2007-05-02
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 26, 2007 there were 14,365,340 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 18,424,690 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	March 31 2007	December 31 2006

	(unaudited)
Assets
Current assets:
Cash	$158,902	$153,642
Accounts receivable, net of allowance for doubtful accounts of $344 as of March 31, 2007 and December 31,2006	5,332	4,865
Notes receivable—McDonald’s Corp.	48	8,783
Inventory	4,142	3,505
Current deferred tax assets	1,228	930
Prepaid expenses	7,792	7,112

Total current assets	177,444	178,837
Leasehold improvements, property and equipment, net	426,048	404,740
Other assets	3,193	2,893
Goodwill	19,556	17,738

Total assets	$626,241	$604,208

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,651	$19,567
Accrued payroll and benefits	16,300	16,764
Accrued liabilities	22,810	23,277
Current portion of deemed landlord financing	72	71
Income tax payable	7,875	1,522

Total current liabilities	66,708	61,201
Deferred rent	49,161	46,222
Deemed landlord financing	4,018	4,036
Deferred income tax liability	17,174	18,681
Other liabilities	3,019	111

Total liabilities	140,080	130,251

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of March 31, 2007 and December 31, 2006, respectively	—	—
Class A common stock, $0.01 par value, 200,000 shares authorized, 14,245 and 14,222 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	142	142
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,374 and 18,322 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	184	183
Additional paid-in capital	473,016	470,653
Accumulated other comprehensive income	7	7
Retained earnings	12,812	2,972

Total shareholders’ equity	486,161	473,957

Total liabilities and shareholders’ equity	$626,241	$604,208

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31
	2007	2006
Revenue:
Restaurant sales	$235,484	$186,411
Franchise royalties and fees	611	604

Total revenue	236,095	187,015

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	74,671	59,232
Labor	65,454	52,937
Occupancy	17,288	13,872
Other operating costs	29,758	23,238
General and administrative expenses	17,009	15,267
Depreciation and amortization	10,164	8,003
Pre-opening costs	1,810	1,110
Loss on disposal of assets	1,292	623

	217,446	174,282

Income from operations	18,649	12,733
Interest income	1,490	970
Interest expense	(75)	(64)

Income before income taxes	20,064	13,639
Provision for income taxes	(7,624)	(5,651)

Net income	$12,440	$7,988

Earnings per share:
Basic	$0.38	$0.26

Diluted	$0.38	$0.26

Weighted average common shares outstanding:
Basic	32,558	30,683

Diluted	32,953	31,078

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31
	2007	2006
Operating activities
Net income	$12,440	$7,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,164	8,003
Current income tax provision	—	1,832
Deferred income tax benefit	(1,805)	(1,185)
Loss on disposal of assets	1,292	623
Bad debt allowance	—	138
Stock-based compensation	1,568	1,520
Other	(81)	—
Changes in operating assets and liabilities:
Accounts receivable	(467)	(978)
Inventory	(611)	(424)
Prepaid expenses	(680)	1,632
Other assets	(300)	(95)
Accounts payable	3	(3,570)
Accrued liabilities	(2,862)	(372)
Income tax payable	8,689	4,601
Due to McDonald’s Corp.	—	1,714
Deferred rent	3,089	1,767
Other long-term liabilities	308	—

Net cash provided by operating activities	30,747	23,194

Investing activities
Purchases of leasehold improvements, property and equipment, net	(32,108)	(14,200)
Franchise acquisitions	(562)	—

Net cash used in investing activities	(32,670)	(14,200)

Financing activities
Proceeds from sale of common stock	—	133,333
Cost of issuing common stock	—	(12,400)
Proceeds from option exercises	354	839
Excess tax benefit on stock-based compensation	446	403
Payments on deemed landlord financing	(17)	(14)
Proceeds from McDonald’s—intercompany notes	6,400	2,248

Net cash provided by financing activities	7,183	124,409

Net change in cash and cash equivalents	5,260	133,403
Cash and cash equivalents at beginning of period	153,642	61

Cash and cash equivalents at end of period	$158,902	$133,464

Supplemental disclosures of non-cash information
Net purchases of leasehold improvements, property and equipment accrued in accounts payable	$(81)	$328

Franchise acquisition purchase price outstanding as of March 31, 2007	$1,926	$—

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 26 states throughout the United States and in the District of Columbia. As of March 31, 2007, the Company operated 605 restaurants and had four restaurants operated by a franchisee. The Company manages its operations based on three regions and has aggregated its operations to one reportable segment.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

2. Adoption of New Accounting Principle

Effective January 1, 2007, the Company adopted Emerging Issue Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences (“EITF 06-2”). The EITF concluded that sabbatical leave accumulates pursuant to the criteria of Statement of Accounting Standard (“SFAS”) No. 43, Accounting for Compensated Absences (“FAS 43”) and therefore the benefit should be accrued if the remaining criteria of FAS 43 are met. The Company offers sabbatical leave to employees who have provided ten years of service. The actuarially determined accrued sabbatical balance as of December 31, 2006 was $2,600, which the Company recognized as a cumulative-effect accounting adjustment to beginning retained earnings on January 1, 2007. During the three months ended March 31, 2007, the Company accrued $141 of sabbatical expense.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.

The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in provision for income taxes in the consolidated statement of income. The Company is open to federal and state tax audits until the applicable statute of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. For the majority of states where the Company has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2002.

3. Franchise Acquisitions

On March 7, 2007, the Company acquired two franchised restaurants. The results of operations have been included in the Company’s financial results from the date of acquisition. On March 31, 2007, the Company acquired two additional franchised restaurants. These acquisitions resulted from the franchisees’ obligation to dispose of either their Chipotle franchise or their McDonald’s Corporation (McDonald’s) franchise within 24 months after McDonald’s ceased to own a majority of the outstanding common stock of Chipotle, which occurred on October 12, 2006. The acquisitions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized, but instead will be tested for impairment at least annually. The aggregate purchase price of $2,488 for the four restaurants acquired has been allocated as follows:

Current assets	$26
Leasehold improvements, property and equipment	649
Goodwill	1,818
Current liabilities	(5)

Total	$2,488

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

4. Stock Based Compensation

In February 2007, the Company issued 275 options to purchase shares of its class A common stock to eligible employees with a grant date fair value of $24.80 per share and an exercise price of $63.89 per share which vest on the third anniversary of the grant date. Compensation expense is generally recognized equally over the three year vesting period. Compensation expense related to employees eligible to retire and retain rights to the awards is recognized over six months which coincides with the notice period. The Company also granted to executive officers 120 shares of non-vested class A common stock with a grant date fair value of $63.89 which vests in two equal installments on the second and third anniversary of the grant. Compensation expense is recognized on a straight-line basis for each separate vesting portion (graded vesting).

Stock-based compensation, including options and non-vested shares, was $1,644 ($1,001 net of tax) in the three months ended March 31, 2007 and $1,520 ($915 net of tax) in the three months ended March 31, 2006. For the three months ended March 31, 2007, $76 of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the three months ended March 31, 2007, 23 options to purchase class A common shares were exercised, 13 options were forfeited and 52 class B shares vested.

5. Earnings Per Share

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

The following table sets forth the computations of basic and dilutive earnings per share:

	Three months ended March 31
	2007	2006
Net income	$12,440	$7,988
Shares:
Weighted average number of common shares outstanding	32,558	30,683
Dilutive stock options	352	278
Dilutive non-vested stock	43	117

Diluted weighted average number of common shares outstanding	32,953	31,078

Basic earnings per share	$0.38	$0.26

Diluted earnings per share	$0.38	$0.26

6. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2007. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of currently known proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

In August 2004, the merchant bank that processes the Company’s credit and debit card transactions informed the Company it may have been the victim of a possible theft of credit and debit card data. Together with two forensic auditing firms, the Company investigated the alleged theft and reviewed its information systems and information security procedures. The Company also reported the problem to federal law enforcement authorities and has been cooperating in their investigation. While to date the Company has not discovered conclusive evidence that a theft occurred, the Company has upgraded its information security systems, including remediating the specific problems identified during the forensic audits. During 2004, the Company recorded a reserve for the potential exposure for losses and fines of $4,000. Through March 31, 2007, the Company utilized $2,789 of the reserve to cover fines and losses. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly.

7. Subsequent Events

On April 30, 2007, the Company acquired the remaining four franchised restaurants at a purchase price of $3,150 plus the inventory value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open as well as projections regarding potential changes in comparable restaurant sales during 2007 and beyond and in the amount of certain expected expenses for 2007, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005.

Overview

Chipotle operates fast casual, fresh Mexican food restaurants serving burritos, tacos, burrito bowls (a burrito without the tortilla) and salads. We began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. Over the years, that vision has evolved. Today, we’re working to change the way people think about and eat fast food. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine-dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and a distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Our approach is also guided by our belief in an idea we call “Food With Integrity”— which to us means finding the best raw ingredients from the best sources to include in the food we serve. Quite simply, we combine these ideas in a way that continues making Chipotle better all the time.

2007 Highlights

Restaurant Development. As of March 31, 2007, we had 609 restaurants in 26 states throughout the United States and in the District of Columbia, including four restaurants operated by a franchisee. New restaurants have contributed substantially to our restaurant sales growth. We opened 28 company-operated restaurants during the three months ended March 31, 2007. We expect to open between 110 and 120 total restaurants in 2007.

Sales Growth. In addition to growing our number of restaurants, we have experienced increases in our average restaurant sales from $1.502 million as of March 31, 2006 to $1.631 million as of March 31, 2007, driven primarily by strong comparable restaurant sales increases. Comparable restaurant sales reflect positive period-to-period growth due mainly to an increase in the number of transactions processed at our registers. We define average restaurant sales as the average trailing 12-month sales for company-owned restaurants in operation for at least 13 months. Comparable restaurant sales include company-owned restaurants only and represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. We expect our average restaurant sales to continue to increase in 2007, driven by comparable restaurant sales increases in the mid-to-high single digits. Our comparable restaurant sales increase for the first quarter of 2007 was 8.3%. As a result of nine years of double-digit comparable restaurant sales increases, we believe that comparable restaurant sales likely will not continue to increase at the rates we have achieved over the past several years.

Food Costs. We expect cost pressures in the second and third quarters of 2007 as a result of the winter freeze in California and the southwestern U.S., which impacted citrus and avocado crops. Additionally, due to increased demand for ethanol the cost of corn has increased substantially, which has increased the cost of corn-sourced ingredients as well as wheat, soybeans and rice. We expect this will lead to upward pricing pressures on many of our raw ingredients including chicken, beef and pork.

Labor. Labor costs as a percentage of revenue decreased primarily due to improved employee efficiency and more effective management of staffing partially offset by continued incremental staffing costs as we transition to our new restaurant structure described below.

We continue to focus on ensuring our employee practices are as exceptional as our food. In order to achieve this, we initiated the Restaurateur program in early 2006. The Restaurateur program is designed to encourage the restaurant manager position as a career opportunity for our top performing managers. In addition to excelling in providing quality food and customer service, restaurant managers are expected to contribute substantially to the development of their crew. We also launched a new restaurant management structure in the second quarter of 2006 to facilitate the development of crew members into restaurant managers. One primary goal of the new restaurant structure is to increase the number of restaurant managers hired from within our company and lower restaurant turnover. While still early in both programs, we continue to see positive results through increased internal promotions and decreased turnover.

Food With Integrity. During the first quarter of 2007, we made progress on delivering Food With Integrity by increasing the amount of naturally raised beef and chicken served in our restaurants. In addition, in all our restaurants we now use unbleached napkins made from 90% post-consumer recycled paper. We also continue to investigate the use of more sustainably grown produce and produce that is locally grown.

Throughput. We deliver our best customer service and hottest food when the line moves efficiently. Through implementation and execution of our new restaurant structure, we continue to increase the number of customers we serve during our busiest hours. In addition, change machines were installed in approximately 400 restaurants during the first quarter of 2007, and we continue to review other equipment configurations, technological process improvements and kitchen design modifications to improve the speed of service.

Franchise Acquisitions. In March 2007, we completed the acquisition of four franchised restaurants from two franchisees for an aggregate purchase price of $2.5 million. The remaining four franchised restaurants were acquired on April 30, 2007 for a purchase price of $3.2 million.

Restaurant Activity

The following table details restaurant unit data for our company-owned and franchised locations for the years indicated.

	For the three months ended March 31
	2007	2006
Company-operated
Beginning of period	573	481
Openings	28	15
Franchise acquisitions	4	—

End of period	605	496

Franchises
Beginning of period	8	8
Franchise acquisitions	(4)	—

End of period	4	8

Total restaurants at end of period	609	504

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more stores and hire more employees, our restaurant operating costs increase.

Restaurant Sales

	For the three months ended March 31		% increase
	2007	2006
	(dollars in millions)
Restaurant sales	$235.5	$186.4	26.3%
Average restaurant sales	$1.631	$1.502
Comparable restaurant sales increases	8.3%	19.7%
Number of company-operated restaurants as of the end of the period	605	496
Number of company-operated restaurants opened in the period	28	15

The significant factors contributing to our increase in sales for the first quarter of 2007 were restaurant openings and strong comparable restaurant sales performance. Restaurant sales for restaurants not in the comparable restaurant base contributed to $34.0 million of the increase in sales, of which $6.0 million was attributable to restaurants opened in 2007. Comparable restaurant sales increases contributed to $15.1 million of the increase in restaurant sales in 2007. Comparable restaurant sales increases were driven primarily by an increasing awareness of our brand and our focus on improving service time. The substantial majority of our comparable restaurant sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases in selected markets in conjunction with the introduction of naturally-raised beef or chicken.

Food Beverage and Packaging Costs

	For the three months ended March 31		% increase
	2007	2006
	(dollars in millions)
Food, beverage and packaging	$74.7	$59.2	26.1%
As a percentage of revenue	31.6%	31.7%

As a percentage of revenue, food, beverage and packaging costs decreased due primarily to an improvement in food controls and menu price increases in selected markets in conjunction with the introduction of naturally-raised beef or chicken, partially offset by increased product costs.

Labor Costs

	For the three months ended March 31		% increase
	2007	2006
	(dollars in millions)
Labor costs	$65.5	$52.9	23.6%
As a percentage of revenue	27.7%	28.3%

Labor costs as a percentage of revenue decreased primarily due to improved employee efficiency and more effective management of staffing, partially offset by an increase in hourly employee wages and continued incremental staffing costs as we transition to our new restaurant structure. We launched the new restaurant management structure to develop a defined path for crew to become restaurant managers enabling more promotions from within which should lower turnover, result in better managers and decrease training costs.

Occupancy Costs

	For the three months ended March 31		% increase
	2007	2006
	(dollars in millions)
Occupancy costs	$17.3	$13.9	24.6%
As a percentage of revenue	7.3%	7.4%

In 2007, occupancy costs decreased as a percentage of revenue due to higher average restaurant sales on a partially fixed-cost base, partially offset by higher rents for new locations and the opening of restaurants in more expensive locations such as New York City and the San Francisco Bay area.

Other Operating Costs

	For the three months ended March 31		% increase
	2007	2006
	(dollars in millions)
Other operating costs	$29.8	$23.2	28.1%
As a percentage of revenue	12.6%	12.4%

Other operating costs as a percentage of revenue increased primarily due our increased marketing and promotion spend in the first quarter of 2007. This increase was partially offset from the realization of a benefit in 2007 related to our promote from within strategy which reduced the dollars we spend on training external hires. We expect the marketing and promotion spend as a percentage of revenue for the full year 2007 will remain consistent with 2006.

General and Administrative Expenses

	For the three months ended March 31		% increase
	2007	2006
	(dollars in millions)
General and administrative expense	$17.0	$15.3	11.4%
As a percentage of revenue	7.2%	8.2%

The increase in general and administrative expenses in 2007 primarily resulted from hiring more employees as we grew. As a percentage of total revenue, general and administrative expenses decreased due to the effect of higher restaurant sales on a partially fixed-cost base. We expect general and administrative expenses to increase in the remainder of 2007 primarily due to stock-based compensation awards granted in February 2007.

Depreciation and amortization

	For the three months ended March 31		% increase
	2007	2006
	(dollars in millions)
Depreciation and amortization	$10.2	$8.0	27.0%
As a percentage of revenue	4.3%	4.3%

Depreciation and amortization increased in 2007 primarily due to restaurants opened in 2006 and 2007. As a percentage of total revenue, depreciation and amortization has remained consistent as a result of higher average restaurant sales on a partially fixed-cost base, offset by accelerated depreciation on our corporate office and certain identified restaurants.

Pre-opening costs

	For the three months ended March 31		% increase
	2007	2006
	(dollars in millions)
Pre-opening costs	$1.8	$1.1	63.1%
As a percentage of revenue	0.8%	0.6%

The increase in pre-opening costs is a result of an increase in the number of restaurant openings from 15 during the first quarter of 2006 to 28 in the first quarter of 2007.

Loss on Disposal of Assets

	For the three months ended March 31		% increase
	2007	2006
	(dollars in millions)
Loss on disposal of assets	$1.3	$0.6	*
As a percentage of revenue	0.5%	0.3%

*	not meaningful

The increase in loss on disposal of assets was due to an increase in asset retirements due to increase in both the age and number of restaurants, a pending closure of one restaurant due to a city redevelopment project and increase in the write-offs associated with investigating potential store sites that we considered but subsequently rejected.

Interest Income

	For the three months ended March 31		% increase
	2007	2006
	(dollars in millions)
Interest income	$1.5	$1.0	53.6%
As a percentage of revenue	0.6%	0.5%

Interest income resulted from investing our incremental cash and cash equivalents in short-term investments with maturities of three months or less. The incremental cash and cash equivalents resulted from our initial public offering proceeds and cash from operations. The increase is due to a higher daily average cash equivalent balance in the first quarter of 2007 compared to the same period in 2006.

Provision for Income Taxes

	For the three months ended March 31		% increase
	2007	2006
	(dollars in millions)
Provision for income taxes	$(7.6)	$(5.7)	34.9%
As a percentage of revenue	(3.2)%	(3.0)%
Effective tax rate	38.0%	41.4%

The decrease in the effective tax rate was primarily due to investments in tax-exempt securities, the 2006 tax rate including the impact of disallowed compensation expense and a decrease in the estimated statutory state tax rate.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our restaurant sales are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. The number of trading days can also affect our results. Overall, on an annual basis, changes in trading days do not have a significant impact on our results.

Our quarterly results are also affected by other factors such as the number of new restaurants opened in a quarter and unanticipated events. New restaurants have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. Because we have tended to open more new restaurants later in the fiscal year, our fourth quarter net income has been lower than other quarters. In addition, unanticipated events also impact our results. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

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

Operating Activities. Net cash provided by operating activities was $30.7 million for the three months ended March 31, 2007 compared to $23.2 million for the same period in 2006. The $7.5 million increase was primarily attributable to a $4.5 million improvement in net income and a change in operating assets and liabilities.

Investing Activities. Net cash used in investing activities was $32.7 million for the three months ended March 31, 2007 compared to $14.2 million for the same period in 2006. The $18.5 million increase was primarily attributable to higher capital expenditures in 2007 as we opened 28 restaurants, compared with 15 restaurants in 2006, and to increased reinvestment costs as our average restaurant age increases.

Financing Activities. Net cash provided by financing activities was $7.2 million for the three months ended March 31, 2007 compared to $124.4 million for the same period in 2006. The $117.2 million decrease was primarily attributable to the net proceeds received from our initial public offering in 2006.

Liquidity and Capital Expenditures. We will continue to use our available cash balances to provide additional long-term capital to support the growth of our business (primarily through opening restaurants) and to continue to maintain our existing restaurants and for general corporate purposes.

We believe that cash from operations, together with the net proceeds from our initial public offering will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

Off-Balance Sheet Arrangements

As of March 31, 2007 and December 31, 2006, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are contained in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash and cash equivalents. Since the completion of our initial public offering we have invested our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2007, we had $153.4 million deposited in short-term investments bearing a weighted-average interest rate of 4.1% (approximately 5.6% tax equivalent).

Commodity Price Risks

We’re also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities that are affected by weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at sometime in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on specified formula related to the prices of the goods, such as spot prices. Though we generally do not have long-term supply contracts or guaranteed purchase amounts, our pricing protocols with suppliers can remain in effect for periods ranging from one month to a year, depending on the outlook for prices of the particular ingredient. We also sometimes buy supplies at current market or spot prices. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, weather, crises and other world events that may affect supply prices. Long-term increases in ingredient prices could adversely affect our future results if we could not increase menu prices at the same pace for competitive or other reasons. Similarly, if we believe the ingredient price increase to be short in duration we may choose not to pass on the cost increases, which could adversely affect our short-term financial results.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There were no changes during the three months ended March 31, 2007 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We’re involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, a significant increase in the number of these claims, or one ore more successful claims under which we incur greater liabilities than we currently anticipate could materially and adversely affect our business, financial condition, results of operation and cash flows.

In addition, we’re involved in claims relating to the possible theft of our customers’ credit and debit card data. Through the end of March 2007, we have received claims through the acquiring bank with respect to fewer than 2,000 purportedly fraudulent credit and debit card charges allegedly arising out of this matter in an aggregate amount of about $1.4 million. We’ve also incurred $1.3 million of expense in connection with fines imposed by the Visa and MasterCard card associations on the acquiring bank. In 2004, we recorded charges of $4.0 million to establish a reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card charges, the cost of replacing cards, monitoring expenses and fees, and fines imposed by Visa and MasterCard. All of the reimbursement claims are being disputed, although we’ve not formally protested all of the charges. As of March 31, 2007, after charging these expenses against the reserve, the remaining reserve was $1.2 million. In addition to the reserve, we’ve also incurred about $1.5 million of additional expenses in this matter, including $1.4 million for legal fees, bringing our total expense relating to this matter to $5.5 million. We have not reserved any additional amounts to date in 2007.

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

ITEM 1A.	RISK F ACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	UNREG ISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

None of the underwriting discounts and commissions or offering expenses were paid, directly or indirectly, to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. We used the net proceeds of the offering to provide additional long-term capital to support the growth of our business (primarily through opening new restaurants), for maintenance of our existing restaurants and for general corporate purposes.

ITEM 4.	SUBMI SSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTH ER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Finance and Development Officer

Date: May 1, 2007

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.*

4.1	Form of Stock Certificate for Class A Common Stock.*

4.2	Form of Stock Certificate for Class B Common Stock.**

10.1	Summary of Director Compensation.

10.2	Form of Indemnification Agreement between Chipotle Mexican Grill, Inc. and each executive officer and director of Chipotle.***

31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Finance and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Chief Finance and Development Officer and President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s quarterly report on Form 10-Q for the three months ended September 30, 2006 (File No. 001-32731).
***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s current report on Form 8-K filed on March 21, 2007 (File No. 001-32731).