Form 10-Q
period 2007-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2007-08-01
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 27, 2007 there were 14,410,477 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 18,424,690 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$156,217	$153,642
Accounts receivable, net of allowance for doubtful accounts of $237 and $344 as of June 30, 2007 and December 31, 2006, respectively	6,270	4,865
Notes receivable—McDonald’s Corporation.	48	8,783
Inventory	4,418	3,505
Current deferred tax asset	1,512	930
Prepaid expenses	7,947	7,112

Total current assets	176,412	178,837
Leasehold improvements, property and equipment, net	444,259	404,740
Other assets	3,223	2,893
Goodwill	21,939	17,738

Total assets	$645,833	$604,208

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,923	$19,567
Accrued payroll and benefits	16,116	16,764
Accrued liabilities	20,753	23,277
Current portion of deemed landlord financing	74	71
Income tax payable	3,328	1,522

Total current liabilities	60,194	61,201
Deferred rent	53,691	46,222
Deemed landlord financing	3,999	4,036
Deferred income tax liability	13,983	18,681
Other liabilities	3,335	111

Total liabilities	135,202	130,251

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of June 30, 2007 and December 31, 2006	—	—
Class A common stock, $0.01 par value, 200,000 shares authorized, 14,290 and 14,222 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	143	142
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,374 and 18,322 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	184	183
Additional paid-in capital	477,504	470,653
Accumulated other comprehensive income	7	7
Retained earnings	32,793	2,972

Total shareholders’ equity	510,631	473,957

Total liabilities and shareholders’ equity	$645,833	$604,208

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Restaurant sales	$274,222	$204,236	$509,706	$390,647
Franchise royalties and fees	124	700	735	1,304

Total revenue	274,346	204,936	510,441	391,951

Restaurant operating costs:
Food, beverage and packaging	87,463	63,341	162,134	122,573
Labor	71,116	56,941	136,570	109,878
Occupancy	18,322	14,338	35,610	28,210
Other operating costs	33,665	25,873	63,423	49,111
General and administrative expenses	18,109	17,643	35,118	32,910
Depreciation and amortization	10,576	8,309	20,740	16,312
Pre-opening costs	2,570	1,505	4,380	2,615
Loss on disposal of assets	1,843	1,116	3,135	1,739

	243,664	189,066	461,110	363,348

Income from operations	30,682	15,870	49,331	28,603

Interest income	1,530	1,622	3,020	2,592
Interest expense	(74)	(65)	(149)	(129)

Income before income taxes	32,138	17,427	52,202	31,066
Provision for income taxes	(12,157)	(6,635)	(19,781)	(12,286)

Net income	$19,981	$10,792	$32,421	$18,780

Earnings per common share:
Basic	$0.61	$0.33	$0.99	$0.59

Diluted	$0.60	$0.33	$0.98	$0.59

Weighted average common shares outstanding:
Basic	32,642	32,462	32,600	31,577

Diluted	33,065	32,903	33,010	31,986

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2007	2006
Operating activities
Net income	$32,421	$18,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,740	16,312
Current income tax provision	—	1,832
Deferred income tax benefit	(5,280)	(3,679)
Loss on disposal of assets	3,135	1,739
Bad debt allowance	—	362
Stock-based compensation	4,052	3,028
Other	79	(50)
Changes in operating assets and liabilities:
Accounts receivable	(1,405)	(396)
Inventory	(857)	(415)
Prepaid expenses	(835)	1,869
Other assets	(331)	25
Accounts payable	962	(1,749)
Accrued liabilities	(3,177)	(1,178)
Income tax payable	4,142	4,866
Due to (from) McDonald’s Corp.	—	(288)
Deferred rent	7,769	4,012
Other long term liabilities	624	—

Net cash provided by operating activities	62,039	45,070

Investing activities
Purchases of leasehold improvements, property and equipment, net	(62,716)	(37,005)
Franchise acquisitions	(5,668)	—

Net cash used in investing activities	(68,384)	(37,005)

Financing activities
Proceeds from sale of common stock	—	133,333
Costs of issuing common stock	—	(12,436)
Proceeds from option exercises	1,025	1,384
Excess tax benefit on stock-based compensation	1,529	660
Payments on deemed landlord financing	(34)	(28)
Proceeds from McDonald’s tax sharing agreement	6,400	8,757
Proceeds from McDonald’s—intercompany notes	—	2,248

Net cash provided by financing activities	8,920	133,918

Net change in cash and cash equivalents	2,575	141,983
Cash and cash equivalents at beginning of period	153,642	61

Cash and cash equivalents at end of period	$156,217	$142,044

Supplemental disclosures of cash flow information
Net purchases of leasehold improvements, property and equipment accrued in accounts payable	$606	$(279)

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1.	Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fresh Mexican food restaurants with a focused menu of burritos, tacos, burrito bowls and salads in 28 states throughout the United States and in the District of Columbia. As of June 30, 2007, the Company operated 640 restaurants. The Company manages its operations based on three regions and has aggregated its operations to one reportable segment.

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

Effective January 1, 2007, the Company adopted Emerging Issue Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences (“EITF 06-2”). The EITF concluded that sabbatical leave accumulates pursuant to the criteria of Statement of Accounting Standard No. 43, Accounting for Compensated Absences (“FAS 43”) and therefore the benefit should be accrued if the remaining criteria of FAS 43 are met. The Company offers sabbatical leave to employees who have provided ten years of service. The actuarially determined accrued sabbatical balance as of December 31, 2006 was $2,600, which the Company recognized as a cumulative-effect accounting adjustment to beginning retained earnings on January 1, 2007. During the three months and six months ended June 30, 2007, the Company accrued sabbatical expense of $148 and $289, respectively.

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

On March 7, March 31, and April 30, 2007, the Company acquired two, two and four franchised restaurants, respectively. The results of operations have been included in the Company’s financial results from the dates of acquisition. These acquisitions resulted from the franchisees’ obligation under their franchise agreement with McDonald’s Corporation (“McDonald’s”) to dispose of either their Chipotle franchise or their McDonald’s franchise within 24 months after McDonald’s ceased to own a majority of the outstanding common stock of Chipotle, which occurred on October 12, 2006. The acquisitions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized, but instead will be tested for impairment at least annually. The aggregate purchase price of $5,668 for the eight restaurants acquired has been allocated as follows:

Net current assets	$51
Leasehold improvements, property and equipment	1,416
Goodwill	4,201

Total	$5,668

4.	Stock-based Compensation

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

Stock-based compensation, including options and non-vested stock, was $2,576 and $4,220 ($1,569 and $2,570 net of income tax) for the three months and six months ended June 30, 2007 respectively, and was $1,508 and $3,028 ($908 and $1,823 net of income tax) for the three months and six months ended June 30, 2006, respectively. For the three months and six months ended June 30, 2007, $92 and $168 of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the six months ended June 30, 2007, 66 options to purchase class A common stock were exercised, 2 shares of class A common stock were granted to non-employee board members, 23 options were forfeited and 52 shares of class B common stock vested.

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

The following table sets forth the computations of basic and dilutive earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$19,981	$10,792	$32,421	$18,780
Shares:
Weighted average number of common shares outstanding	32,642	32,462	32,600	31,577
Dilutive stock options	353	356	353	308
Dilutive non-vested stock	70	85	57	101

Diluted weighted average number of common shares outstanding.	33,065	32,903	33,010	31,986

Basic earnings per share	$0.61	$0.33	$0.99	$0.59

Diluted earnings per share	$0.60	$0.33	$0.98	$0.59

6.	Commitments and Contingencies

In August 2004, the merchant bank that processes the Company’s credit and debit card transactions informed the Company it may have been the victim of a possible theft of credit and debit card data. During 2004, the Company recorded a reserve for the potential exposure for losses and fines of $4,000. Through June 30, 2007, the Company utilized $2,789 of the reserve to cover fines and losses. In June 2007, the Company determined more than 90% of the possibly-affected cards had expired and the Company had incurred minimal losses from related claims in the last year. Accordingly, the Company concluded that any remaining exposure was remote and reversed the remaining reserve of $1,211 ($737 net of income tax and $0.02 impact on basic and diluted earnings per share for the three and six months ended June 30, 2007) in general and administrative expenses in the consolidated statement of income. To the extent the Company receives additional claims or incurs fines or legal or other expenses related to this matter, such amounts will be recognized as expense in the consolidated statement of income when incurred.

The Company has become aware of a case filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to its employees. The case seeks damages, penalties and attorney’s fees on behalf of a purported class of the Company’s present and former employees. The Company is currently investigating these claims, and although it believes it has various defenses it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2007. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open and potential changes in comparable restaurant sales during 2007 and beyond as well as projections regarding food costs and labor expenses, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006.

Overview

Chipotle develops and operates fresh Mexican food restaurants serving burritos, tacos, burrito bowls (a burrito without the tortilla) and salads. We began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast food” experience. Over the years, that vision has evolved. Today, we’re working to change the way people think about and eat fast food. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine-dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and a distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine-dining. Our approach is also guided by our vision called “Food With Integrity”. Our approach is also guided by a vision we call “Food With Integrity”. Our objective is to find the very best ingredients we can – ingredients that are grown or raised with respect for the environment, animals and people who grow or raise the food. For example, we seek to serve meat from animals that are humanely-raised, without added hormones or antibiotics and are fed a vegetarian diet.

2007 Highlights

Restaurant Development. As of June 30, 2007, we had 640 restaurants in 28 states throughout the United States and in the District of Columbia. New restaurants have contributed substantially to our restaurant sales growth. We opened 32 and 60 restaurants during the three months and six months ended June 30, 2007. We expect to open between 110 and 120 total restaurants in 2007.

Sales Growth. In addition to growing our number of restaurants, we have experienced increases in our average restaurant sales from $1.545 million as of June 30, 2006 to $1.674 million as of June 30, 2007, driven primarily by strong comparable restaurant sales increases. Our comparable restaurant sales increases for the first six months of 2007 were 10.0%. We define average restaurant sales as the average trailing 12-month sales for company-operated restaurants in operation for at least 12 full calendar months. Comparable restaurant sales include company-owned restaurants only and represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Comparable restaurant sales increases were due mainly to an increase in the number of transactions processed at our registers, menu price increases and improved restaurant–level controls. We expect our average restaurant sales to continue to increase in 2007, driven by comparable restaurant sales increases in the high single digits to low double digits for the full year.

Food Costs. We expect cost pressures to continue in the third quarter of 2007 as a result of the winter freeze in California and the southwestern U.S., which impacted citrus and avocado crops. Additionally, due to increased demand for ethanol the cost of corn has increased substantially, which has increased the cost of corn-sourced ingredients as well as wheat, soybeans and rice. This has led to upward pricing pressures on many of our raw ingredients including chicken, beef and pork and we expect that pressure to continue for the remainder of 2007 and into 2008.

Labor. Labor costs as a percentage of revenue decreased in the first half of 2007 primarily due to more effective management of staffing, improved employee efficiency as average restaurant sales increased faster than our need to add labor and lower insurance claims experience benefiting us as we became self-insured in the fourth quarter of 2006. The decrease was partially offset by an increase in hourly employee wages in part from the Restaurateur program and the restaurant structure introduced in 2006. Although we have not been directly impacted by recent minimum wage increases, we anticipate some upward pressure on our restaurant wages in the remainder of 2007 and 2008.

We continue to focus on ensuring our employee practices are as exceptional as our food. In order to achieve this, we initiated the Restaurateur program in early 2006. The Restaurateur program is designed to encourage the restaurant manager position as a career opportunity for our top performing managers. In addition to excelling in providing quality food and customer service, restaurant managers are expected to contribute substantially to the development of their crew. We also launched a new restaurant management structure in the second quarter of 2006 to facilitate the development of crew members into restaurant managers. Our primary goal of the new restaurant structure is to increase the number of restaurant managers hired from within our company and lower restaurant turnover. We continue to see positive results through increased internal promotions and decreased turnover.

Food With Integrity. In addition to continuing to serve naturally-raised pork in all of our restaurants, during the first half of 2007, we made progress on delivering Food With Integrity by increasing the number of our restaurants serving naturally-raised beef and chicken. We now serve naturally-raised chicken in 73% of our restaurants and naturally-raised beef in 46%. We are working with suppliers to buy cheese made with milk that comes from cows that are not given rBGH, or recombinant bovine growth hormone, to stimulate milk production. All of the sour cream we buy comes from cows that have not been treated with rBGH. We continue to investigate the use of more sustainably grown produce and produce that is locally grown.

Throughput. We deliver our best customer service and hottest food when the line moves efficiently. Through implementation and execution of our new restaurant structure, we continue to increase the number of customers we serve during our busiest hours. In addition by the first quarter of 2007, change machines had been installed in virtually all of our restaurants, and we continue to review other equipment technology and kitchen design modifications to improve the speed of service.

Franchise Acquisitions. In March 2007, we completed the acquisition of four franchised restaurants from two franchisees for an aggregate purchase price of $2.5 million. The remaining four franchised restaurants were acquired on April 30, 2007 for a purchase price of $3.2 million.

Commitments and Contingencies. In June 2007, after determining the reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card transactions and related costs was no longer needed, we reversed the remaining $1.2 million reserve into income. See Note 6 to the Consolidated Financial Statements included in Part I, Item 1.

Restaurant Activity

The following table details restaurant unit data for our locations for the periods indicated.

	For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006
Company-operated
Beginning of period	605	496	573	481
Openings	32	14	60	29
Closures	(1)	—	(1)	—
Franchise acquisitions	4	—	8	—

End of period	640	510	640	510
Franchises
Beginning of period	4	8	8	8
Franchise acquisitions	(4)	—	(8)	—

End of period	—	8	—	8

Total restaurants at end of period	640	518	640	518

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more stores and hire more employees, our restaurant operating costs increase.

Restaurant Sales

	For the three months ended June 30%			For the six months ended June 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Restaurant sales	$274,222	$204,236	34.3%	$509,706	$390,647	30.5%
Average restaurant sales	$1,674	$1,545	8.3%	$1,674	$1,545	8.3%
Comparable restaurant sales increases	11.6%	14.5%		10.0%	16.9%
Number of company-operated restaurants as of the end of the period	640	510	25.5%	640	510	25.5%
Number of company-operated restaurants opened in the period	32	14		60	29

The significant factors contributing to our increase in sales for the three and six months ended June 30, 2007 were restaurant openings and strong comparable restaurant sales performance. Restaurant sales for the three and six months ended June 30, 2007 for restaurants not in the comparable restaurant base contributed to $43.4 million and $77.5 million of the increase in sales, respectively, of which $15.6 million and $21.7 million was attributable to restaurants opened in 2007. Comparable restaurant sales increases contributed to $26.6 million of the increase in restaurant sales for the second quarter of 2007, and $41.6 million of the increase in restaurant sales for the first half of 2007. Comparable restaurant sales increases were driven primarily by an increasing awareness of our brand, increased customer loyalty and our focus on improving service time. The substantial majority of our comparable restaurant sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases in selected markets in conjunction with the introduction of naturally-raised beef or chicken, as well as improved restaurant-level controls.

Food, Beverage and Packaging Costs

	For the three months ended June 30%			For the six months ended June 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Food, beverage and packaging	$87,436	$63,341	38.1%	$162,134	$122,573	32.3%
As a percentage of revenue	31.9%	30.9%		31.8%	31.3%

As a percentage of revenue, food, beverage and packaging costs increased due primarily to increased product costs partially offset by menu price increases in selected markets in conjunction with the introduction of naturally-raised beef or chicken, as well as an improvement in food controls.

Labor Costs

	For the three months ended June 30%			For the six months ended June 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Labor costs	$71,116	$56,941	24.9%	$136,750	$109,878	24.3%
As a percentage of revenue	25.9%	27.8%		26.8%	28.0%

Labor costs as a percentage of revenue decreased in 2007 primarily due to more effective management of staffing, improved employee efficiency as average restaurant sales increased faster than our need to add labor and lower insurance claims experience benefiting us as we became self-insured in the fourth quarter of 2006. The decrease was partially offset by an increase in hourly employee wages.

Occupancy Costs

	For the three months ended June 30%			For the six months ended June 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Occupancy costs	$18,322	$14,338	27.8%	$35,610	$28,210	26.2%
As a percentage of revenue	6.7%	7.0%		7.0%	7.2%

In 2007, occupancy costs decreased as a percentage of revenue due to higher average restaurant sales on a partially fixed-cost base, partially offset by higher rents for new locations.

Other Operating Costs

	For the three months ended June 30%			For the six months ended June 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Other operating costs	$33,665	$25,873	30.1%	$63,423	$49,111	29.1%
As a percentage of revenue	12.3%	12.6%		12.4%	12.5%

Other operating costs as a percentage of revenue decreased in the second quarter of 2007 primarily due to higher average restaurant sales on a partially fixed cost base.

For the first half of 2007 the decrease as a percentage of revenue was due to the effect of higher average restaurant sales on a partially fixed cost base, partially offset by increased marketing and promotion spend. We expect the marketing spend as a percentage of revenue for the full year 2007 will remain consistent with 2006.

General and Administrative Expenses

	For the three months ended June 30%			For the six months ended June 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
General and administrative expense	$18,109	$17,643	2.6%	$35,118	$32,910	6.7%
As a percentage of revenue	6.6%	8.6%		6.9%	8.4%

The increase in general and administrative expenses in 2007 primarily resulted from hiring more employees as we grew and an increase in stock-based compensation expense resulting from the stock-based compensation awards granted in February 2007. The increase was partially offset by the reversal of the credit card contingency reserve in the second quarter of 2007 and costs incurred for severance and a secondary offering of our common stock in the second quarter of 2006.

As a percentage of revenue, general and administrative expenses decreased due to the effect of higher restaurant sales on a partially fixed-cost base, the reversal of the credit card contingency benefiting the second quarter of 2007 and the costs incurred for severance and the secondary offering negatively impacting the second quarter of 2006.

Depreciation and amortization

	For the three months ended June 30%			For the six months ended June 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Depreciation and amortization	$10,576	$8,309	27.3%	$20,740	$16,312	27.1%
As a percentage of revenue	3.9%	4.1%		4.1%	4.2%

Depreciation and amortization increased in 2007 primarily due to restaurants opened in 2006 and 2007. As a percentage of revenue, depreciation and amortization decreased as a result of higher average restaurant sales on a partially fixed-cost base, offset by accelerated depreciation on our corporate office and certain restaurants.

Pre-opening costs

	For the three months ended June 30%			For the six months ended June 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Pre-opening costs	$2,570	$1,505	70.8%	$4,380	$2,615	67.5%
As a percentage of revenue	0.9%	0.7%		0.9%	0.7%
Restaurant openings	32	14		60	29

The increase in pre-opening costs is a result of an increase in the number of restaurant openings in 2007.

Loss on Disposal of Assets

	For the three months ended June 30%			For the six months ended June 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Loss on disposal of assets	$1,843	$1,116	65.1%	$3,135	$1,739	80.3%
As a percentage of revenue	0.7%	0.5%		0.6%	0.4%

The increase in loss on disposal of assets was due to an increase in both the age and number of restaurants, the upgrade of restaurant security systems and an increase in the write-offs associated with investigating potential restaurant sites that we considered but subsequently rejected.

Interest Income

	For the three months ended June 30%			For the six months ended June 30%
	2007	2006	decrease	2007	2006	increase
	(dollars in thousands)
Interest income	$1,530	$1,622	(5.7)%	$3,020	$2,592	16.5%
As a percentage of revenue	0.6%	0.8%		0.6%	0.7%

Interest income resulted from investing our incremental cash and cash equivalents in short-term investments with maturities of three months or less. For the three months ended June 30, 2007 interest income decreased primarily due to an increase in investments in tax-exempt securities which have lower interest rates but are exempt from federal income taxes.

For the six months ended June 30, 2007 interest income increased due to a higher daily average cash equivalent balance in the first half of 2007 compared to the same period in 2006 partially offset by an increase in investments in tax-exempt securities.

Provision for Income Taxes

	For the three months ended June 30%			For the six months ended June 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Provision for income taxes	$12,157	$6,635	83.2%	$19,781	$12,286	61.0%
As a percentage of revenue	4.4%	3.2%		3.9%	3.1%
Effective tax rate	37.8%	38.1%		37.9%	39.5%

The decrease in the effective tax rate was primarily due to investments in tax-exempt securities and a decrease in the estimated statutory state tax rate. Additionally during the second quarter of 2006, we revised our estimated 2006 annual effective tax rate to 40.0% from 41.4% due to the utilization of excess tax benefits on stock-based compensation and adjusted our deferred tax assets and liabilities for enacted changes in state tax laws which resulted in a benefit to the effective tax rate. The changes in state tax laws enacted in 2007 had no measurable impact on the effective tax rate.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, sales at our restaurants are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. The number of trading days can also affect our results. Overall, on an annual basis, changes in trading days do not have a significant impact on our results.

Our quarterly results are also affected by other factors such as the number of new restaurants opened in a quarter and unanticipated events. New restaurants have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. Because we have tended to open more new restaurants later in the fiscal year, our fourth quarter net income has historically been lower than other quarters. However, we expect restaurant openings to be relatively level-loaded through all four quarters of 2007. In addition, unanticipated events also impact our results. For example, in the second quarter of 2007, after determining the reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card transactions and related costs was no longer needed, we reversed the remaining $1.2 million reserve into income. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

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

Operating Activities. Net cash provided by operating activities was $62.0 million for the six months ended June 30, 2007 compared to $45.1 million for the same period in 2006. The $16.9 million increase was primarily attributable to a $13.6 million improvement in net income and a change in operating assets and liabilities.

Investing Activities. Net cash used in investing activities was $68.4 million for the six months ended June 30, 2007 compared to $37.0 million for the same period in 2006. The $31.4 million increase was primarily attributable to higher capital expenditures in 2007 as we opened 60 restaurants, compared with 29 restaurants in 2006, and to increased reinvestment costs as the number of our restaurants and the average restaurant age increases.

Financing Activities. Net cash provided by financing activities was $8.9 million for the six months ended June 30, 2007 compared to $133.9 million for the same period in 2006. The $125.0 million decrease was primarily attributable to the net proceeds received from our initial public offering in 2006.

Liquidity and Capital Expenditures. We will continue to use our available cash balances to provide additional long-term capital to support the growth of our business (primarily through opening restaurants) and to continue to maintain our existing restaurants and for general corporate purposes.

We believe that cash from operations, together with the cash and cash equivalents on hand will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

Off-Balance Sheet Arrangements

As of June 30, 2007 and December 31, 2006, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report, except for the release of the remaining $1.2 million reserve we had established relating to the possible theft of customers’ credit and debt card data. Our critical accounting estimates are contained in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash and cash equivalents. Since the completion of our initial public offering we have invested our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2007, we had $151.9 million deposited in short-term investments bearing a weighted-average interest rate of 4.0% (approximately 5.7% tax equivalent).

Commodity Price Risks

We’re also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities that are affected by demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at sometime in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on specified formula related to the prices of the goods, such as spot prices. Though we generally do not have written supply contracts or guaranteed purchase amounts, our pricing protocols with suppliers can remain in effect for periods ranging from one month to a year, depending on the outlook for prices of the particular ingredient. We also sometimes buy supplies at current market or spot prices. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, weather, crises and other world events that may affect supply prices. Long-term increases in ingredient prices could adversely affect our future results if we could not increase menu prices at the same pace for competitive or other reasons. Similarly, if we believe the ingredient price increase to be short in duration we may choose not to pass on the cost increases, which could adversely affect our short-term financial results.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes during the three months ended June 30, 2007 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

During the second quarter of 2007, we reversed the remaining $1.2 million reserve we had established relating to the possible theft of our customers’ credit and debit card data. See Note 6 to the Consolidated Financial Statements included in Part I, Item 1.

We have become aware of a case filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. The case seeks damages, penalties and attorney’s fees on behalf of a purported class of our present and former employees. We are currently investigating these claims, and although we believe we have various defenses it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

We’re involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than we currently anticipate could materially and adversely affect our business, financial condition, results of operation and cash flows.

ITEM 1A.	RISK FACTORS

The following discusses significant changes in our risk factors since our last annual report. You should read this in conjunction with our risk factors in Item 1A in our annual report on Form 10-K for the year ended December 31, 2006

Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our existing and future operations and results.

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

Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the U.S. Americans with Disabilities Act, family leave mandates and a variety of similar laws enacted by the states that govern these and other employment law matters. We have become aware of a case filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. We could suffer losses in this case or similar cases, and any such losses could be significant. In addition, several states in which we operate and the federal government have recently enacted minimum wage increases, and these increases could increase our labor costs.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 13, 2007. At the Annual Meeting, our shareholders voted on the election of three incumbent directors to our Board of Directors, and on the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007. Following are the results of the matters voted on at the Annual Meeting:

(1) In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director (Term Expiring)	FOR	WITHHELD
Albert S. Baldocchi (2010)	179,861,750	408,413
Neil W. Flanzraich (2010)	179,826,209	443,954
Darlene J. Friedman (2010)	179,620,236	649,817

Additional directors, whose terms of office as directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2008	Term Expiring in 2009
John S. Charlesworth	Steve Ells
Montgomery F. Moran	Patrick J. Flynn

(2) The proposal to approve the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007 was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
179,693,588	556,923	19,652

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Finance and Development Officer

Date: July 31, 2007

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.*

4.1	Form of Stock Certificate for Class A Common Stock.*

4.2	Form of Stock Certificate for Class B Common Stock.**

10.1	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.

31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Finance and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Chief Finance and Development Officer and President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s quarterly report on Form 10-Q for the three months ended September 30, 2006 (File No. 001-32731).