Form 10-Q
period 2007-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2007-10-31
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 26, 2007 there were 14,481,773 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 18,424,690 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$167,657	$153,642
Accounts receivable, net of allowance for doubtful accounts of $237 and $344 as of September 30, 2007 and December 31, 2006, respectively	5,869	4,865
Notes receivable—McDonald’s Corporation	48	8,783
Inventory	4,404	3,505
Current deferred tax asset	1,644	930
Income tax receivable	394	—
Prepaid expenses	8,633	7,112

Total current assets	188,649	178,837
Leasehold improvements, property and equipment, net	469,295	404,740
Other assets	3,484	2,893
Goodwill	21,939	17,738

Total assets	$683,367	$604,208

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,958	$19,567
Accrued payroll and benefits	25,618	16,764
Accrued liabilities	19,605	23,277
Current portion of deemed landlord financing	75	71
Income tax payable	—	1,522

Total current liabilities	70,256	61,201
Deferred rent	58,185	46,222
Deemed landlord financing	3,979	4,036
Deferred income tax liability	10,513	18,681
Other liabilities	3,667	111

Total liabilities	146,600	130,251

Shareholders’ equity:	—	—
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of September 30, 2007 and December 31, 2006
Class A common stock, $0.01 par value, 200,000 shares authorized, 14,359 and 14,222 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	144	142
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,374 and 18,322 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	184	183
Additional paid-in capital	483,035	470,653
Accumulated other comprehensive income	7	7
Retained earnings	53,397	2,972

Total shareholders’ equity	536,767	473,957

Total liabilities and shareholders’ equity	$683,367	$604,208

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Restaurant sales	$286,431	$210,381	$796,137	$601,028
Franchise royalties and fees	—	879	735	2,183

Total revenue	286,431	211,260	796,872	603,211

Restaurant operating costs:
Food, beverage and packaging	92,075	65,436	254,209	188,009
Labor	75,395	59,629	211,965	169,507
Occupancy	19,745	15,040	55,355	43,250
Other operating costs	33,240	25,744	96,663	74,855
General and administrative expenses	19,279	15,723	54,397	48,633
Depreciation and amortization	11,167	8,676	31,907	24,988
Pre-opening costs	2,350	2,053	6,730	4,668
Loss on disposal of assets	1,784	1,106	4,919	2,845

	255,035	193,407	716,145	556,755

Income from operations	31,396	17,853	80,727	46,456
Interest income	1,597	2,015	4,617	4,607
Interest expense	(74)	(68)	(223)	(197)

Income before income taxes	32,919	19,800	85,121	50,866
Provision for income taxes	(12,315)	(7,998)	(32,096)	(20,284)

Net income	$20,604	$11,802	$53,025	$30,582

Earnings per common share:
Basic	$0.63	$0.36	$1.63	$0.96

Diluted	$0.62	$0.36	$1.60	$0.95

Weighted average common shares outstanding:
Basic	32,706	32,499	32,622	31,888

Diluted	33,171	32,885	33,049	32,295

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2007	2006
Operating activities
Net income	$53,025	$30,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,907	24,988
Current income tax provision	—	1,832
Deferred income tax benefit	(8,882)	(5,558)
Loss on disposal of assets	4,919	2,845
Bad debt allowance	—	363
Stock-based compensation	6,137	3,811
Other	47	(97)
Changes in operating assets and liabilities:
Accounts receivable	(1,004)	(1,489)
Inventory	(843)	(768)
Prepaid expenses	(1,521)	1,576
Other assets	(592)	(226)
Accounts payable	3,414	(529)
Accrued liabilities	5,177	6,185
Income tax receivable	420	3,755
Due to McDonald’s Corp.	—	(336)
Deferred rent	12,413	6,555
Other long term liabilities	956	—

Net cash provided by operating activities	105,573	73,489

Investing activities
Purchases of leasehold improvements, property and equipment, net	(98,186)	(62,499)
Franchise acquisitions	(5,668)	—

Net cash used in investing activities	(103,854)	(62,499)

Financing activities
Proceeds from sale of common stock	—	133,333
Costs of issuing common stock	—	(12,436)
Proceeds from option exercises	2,280	2,325
Excess tax benefit on stock-based compensation	3,669	983
Proceeds from deemed landlord financing	—	635
Payments on deemed landlord financing	(53)	(42)
Proceeds from McDonald’s tax sharing agreement	6,400	19,468
Proceeds from McDonald’s intercompany notes	—	2,248

Net cash provided by financing activities	12,296	146,514

Net change in cash and cash equivalents	14,015	157,504
Cash and cash equivalents at beginning of period	153,642	61

Cash and cash equivalents at end of period	$167,657	$157,565

Supplemental disclosures of cash flow information
Net purchases of leasehold improvements, property and equipment accrued in accounts payable	$1,977	$4,981

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1.	Basis of Presentation and New Accounting Principles

Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fresh Mexican food restaurants with a focused menu of burritos, tacos, burrito bowls and salads in 30 states throughout the United States and in the District of Columbia. Through its vision of Food With Integrity, the Company is seeking better food not only from using fresh ingredients, but ingredients that are sustainably grown and naturally raised with respect for the animals, the land and the farmers who produce the food. As of September 30, 2007, the Company operated 668 restaurants. The Company manages its operations based on three regions and has aggregated its operations to one reportable segment.

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

Adoption of New Accounting Principles

Effective January 1, 2007, the Company adopted Emerging Issue Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences (“EITF 06-2”). The EITF concluded that sabbatical leave accumulates pursuant to the criteria of Statement of Accounting Standard (“SFAS”) No. 43, Accounting for Compensated Absences (“FAS 43”) and therefore the benefit should be accrued if the remaining criteria of FAS 43 are met. The Company offers sabbatical leave to employees who have provided ten years of service. The actuarially determined accrued sabbatical balance as of December 31, 2006 was $2,600, which the Company recognized as a cumulative-effect accounting adjustment to beginning retained earnings on January 1, 2007. During the three months and nine months ended September 30, 2007, the Company accrued sabbatical expense of $152 and $441, respectively.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

2.	Franchise Acquisitions

On March 7, March 31, and April 30, 2007, the Company acquired two, two and four franchised restaurants, respectively. The results of operations have been included in the Company’s financial results from the dates of acquisition. These acquisitions resulted from the franchisees’ obligation under their franchise agreement with McDonald’s Corporation (“McDonald’s”) to dispose of either their Chipotle franchise or their McDonald’s franchise within 24 months after McDonald’s ceased to own a majority of the outstanding common stock of the Company, which occurred on October 12, 2006. The acquisitions were accounted for using the purchase method as defined in SFAS No. 141, Business Combinations. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized, but instead will be tested for impairment at least annually. The aggregate purchase price of $5,668 for the eight restaurants acquired has been allocated as follows:

Net current assets	$51
Leasehold improvements, property and equipment	1,416
Goodwill	4,201

Total	$5,668

3.	Stock-based Compensation

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

In August 2007, the Company granted 3 shares of non-vested class A common stock with a grant date fair value of $99.19 which vests in two equal installments on the second and third anniversary of the grant. Compensation expense is recognized on a straight-line basis for each separate vesting portion.

Stock-based compensation, including options and non-vested stock, was $2,169 and $6,389 ($1,321 and $3,891 net of income tax) for the three months and nine months ended September 30, 2007 respectively, and was $783 and $3,811 ($471 and $2,294 net of income tax) for the three months and nine months ended September 30, 2006, respectively. For the three months and nine months ended September 30, 2007, $84 and $252 of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the nine months ended September 30, 2007, 135 options to purchase class A common stock were exercised, 2 shares of class A common stock were granted to non-employee board members, 31 options were forfeited and 52 shares of class B common stock vested.

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

The following table sets forth the computations of basic and dilutive earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$20,604	$11,802	$53,025	$30,582
Shares:
Weighted average number of common shares outstanding	32,706	32,499	32,622	31,888
Dilutive stock options	376	299	360	311
Dilutive non-vested stock	89	87	67	96

Diluted weighted average number of common shares outstanding	33,171	32,885	33,049	32,295

Basic earnings per share	$0.63	$0.36	$1.63	$0.96

Diluted earnings per share	$0.62	$0.36	$1.60	$0.95

5.	Commitments and Contingencies

In August 2004, the merchant bank that processes the Company’s credit and debit card transactions informed the Company it may have been the victim of a possible theft of credit and debit card data. During 2004, the Company recorded a reserve for the potential exposure for losses and fines of $4,000. Through June 30, 2007, the Company utilized $2,789 of the reserve to cover fines and losses. In June 2007, the Company determined more than 90% of the possibly-affected cards had expired and the Company had incurred minimal losses from related claims in the last year. Accordingly, the Company concluded that any remaining exposure was remote and reversed the remaining reserve of $1,211 ($737 net of income tax and $0.02 impact on basic and diluted earnings per share for the nine months ended September 30, 2007) in general and administrative expenses in the consolidated statement of income. To the extent the Company receives additional claims or incurs fines or legal or other expenses related to this matter, such amounts will be recognized as expense in the consolidated statement of income when incurred.

A lawsuit has been filed against the Company in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to its employees. The case seeks damages, penalties and attorney’s fees on behalf of a purported class of the Company’s present and former employees. The Company is currently investigating these claims, and although it believes it has various defenses it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2007. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company's annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open and potential changes in comparable restaurant sales increases and average restaurant sales, as well as projections regarding food costs and labor expenses, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report.

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

2007 Highlights

Restaurant Development. As of September 30, 2007, we had 668 restaurants in 30 states throughout the United States and in the District of Columbia. New restaurants have contributed substantially to our restaurant sales growth. We opened 28 and 88 restaurants during the three months and nine months ended September 30, 2007. We expect to open between 110 and 120 total restaurants in 2007.

Sales Growth. In addition to growing our number of restaurants, we have experienced increases in our average restaurant sales from $1.584 million as of September 30, 2006 to $1.708 million as of September 30, 2007, driven primarily by strong comparable restaurant sales increases. Our comparable restaurant sales increases for the first nine months of 2007 were 10.9%. We define average restaurant sales as the average trailing 12-month sales for company-operated restaurants in operation for at least 12 full calendar months. Comparable restaurant sales include company-operated restaurants only and represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Comparable restaurant sales increases were due mainly to an increase in the number of transactions processed at our registers, menu price increases and improved restaurant–level controls. We expect our average restaurant sales to continue to increase for the remainder of 2007, driven by comparable restaurant sales increases in the low double digits for the full year.

Food Costs. As a result of freezes in California and Chile, and potentially as a result of recent wildfires in California, we expect price pressure on avocados for the remainder of 2007 and into 2008. We also expect an increase in cheese prices in 2008. Additionally, due to increased demand for ethanol the cost of corn has increased substantially, which has increased the cost of corn-sourced ingredients as well as wheat, soybeans and rice. This has led to upward pricing pressures on many of our raw ingredients including chicken, beef, tortillas and rice and we expect that pressure to continue for the remainder of 2007 and into 2008.

Labor. Labor costs as a percentage of revenue decreased in the first nine months of 2007 primarily due to more effective management of staffing, improved employee efficiency as average restaurant sales increased faster than our need to add labor and lower insurance claims experience benefiting us as we became self-insured in the fourth quarter of 2006. The decrease was partially offset by an increase in hourly employee wages in part from the restaurant structure introduced in 2006. Although we have not been directly impacted by recent minimum wage increases, we anticipate some upward pressure on our restaurant wages in the remainder of 2007 and 2008.

We continue to focus on ensuring our employee practices are as exceptional as our food. In order to achieve this, we initiated the Restaurateur program in early 2006. The Restaurateur program is designed to encourage the restaurant manager position as a career opportunity for our top performing managers. In addition to excelling in providing quality food and customer service, restaurant managers are expected to contribute substantially to the development of their crew. We also launched a new restaurant management structure in the second quarter of 2006 to facilitate the development of crew members into restaurant managers. Our primary goal with the new restaurant structure is to increase the number of restaurant managers hired from within our company and lower restaurant turnover. We continue to see positive results through increased internal promotions and decreased turnover.

Food With Integrity. In addition to continuing to serve naturally raised pork in all of our restaurants, during the first nine months of 2007, we made progress on delivering Food With Integrity by increasing the number of our restaurants serving naturally raised beef and chicken. We now serve naturally raised chicken in 79% of our restaurants and naturally raised beef in 46%. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised in open pastures or deeply bedded pens. We have been working with suppliers to buy cheese made with milk that comes from cows that are not given rBGH, or recombinant bovine growth hormone, to stimulate milk production. We now serve this cheese in 90% of our restaurants. All of the sour cream we buy comes from cows that have not been treated with rBGH. We continue to investigate the use of more sustainably grown produce and performed a limited test of the use of locally grown green peppers and lettuce during the quarter.

Throughput. We deliver our best customer service and hottest food when the line moves efficiently. Through effective restaurant staffing and training, we continue to increase the number of customers we serve during our busiest hours. In addition by the first quarter of 2007, change machines had been installed in virtually all of our restaurants, and we continue to review other equipment and kitchen design modifications to improve the speed of service.

Franchise Acquisitions. In March 2007, we completed the acquisition of four franchised restaurants from two franchisees for an aggregate purchase price of $2.5 million. The remaining four franchised restaurants were acquired on April 30, 2007 for a purchase price of $3.2 million.

Commitments and Contingencies. In June 2007, after determining the reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card transactions and related costs was no longer needed, we reversed the remaining $1.2 million reserve into income. See Note 5 to the Consolidated Financial Statements included in Part I, Item 1.

Restaurant Activity

The following table details restaurant unit data for our locations for the periods indicated.

	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
Company-operated
Beginning of period	640	510	573	481
Openings	28	30	88	59
Closures	—	(1)	(1)	(1)
Franchise acquisitions	—	—	8	—

End of period	668	539	668	539
Franchises
Beginning of period	—	8	8	8
Franchise acquisitions	—	—	(8)	—

End of period	—	8	—	8

Total restaurants at end of period	668	547	668	547

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our restaurant operating costs increase.

Restaurant Sales

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2007	2006		2007	2006
	(dollars in thousands)
Restaurant sales	$286,431	$210,381	36.1%	$796,137	$601,028	32.5%
Average restaurant sales	$1,708	$1,584	7.8%	$1,708	$1,584	7.8%
Comparable restaurant sales increases	12.4%	11.6%		10.9%	15.0%
Number of company-operated restaurants as of the end of the period	668	539	23.9%	668	539	23.9%
Number of company-operated restaurants opened in the period	28	30		88	59

The significant factors contributing to our increase in sales for the three and nine months ended September 30, 2007 were restaurant openings and strong comparable restaurant sales performance. Restaurant sales for the three and nine months ended September 30, 2007 for restaurants not in the comparable restaurant base contributed to $46.3 million and $123.7 million of the increase in sales, respectively, of which $25.9 million and $47.6 million was attributable to restaurants opened in 2007. Comparable restaurant sales increases contributed to $29.8 million of the increase in restaurant sales for the third quarter of 2007, and $71.4 million of the increase in restaurant sales for the first nine months of 2007. We believe comparable restaurant sales increases were driven primarily by an increasing awareness of our brand, increased customer loyalty and our focus on improving service time. The substantial majority of our comparable restaurant sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases in selected markets in conjunction with the introduction of naturally raised beef or chicken, as well as improved restaurant-level controls.

Food, Beverage and Packaging Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2007	2006		2007	2006
	(dollars in thousands)
Food, beverage and packaging	$92,075	$65,436	40.7%	$254,209	$188,009	35.2%
As a percentage of revenue	32.1%	31.0%		31.9%	31.2%

As a percentage of revenue, food, beverage and packaging costs increased due to increased product costs, primarily avocados, chicken and steak, partially offset by menu price increases in selected markets in conjunction with the introduction of naturally raised beef or chicken, as well as an improvement in food controls.

Labor Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2007	2006		2007	2006
	(dollars in thousands)
Labor costs	$75,395	$59,629	26.4%	$211,965	$169,507	25.0%
As a percentage of revenue	26.3%	28.2%		26.6%	28.1%

Labor costs as a percentage of revenue decreased in 2007 primarily due to more effective management of staffing, improved employee efficiency as average restaurant sales increased faster than our need to add labor and lower insurance claims experience benefiting us as we became self-insured in the fourth quarter of 2006. The decrease was partially offset by an increase in hourly employee wages.

Occupancy Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2007	2006		2007	2006
	(dollars in thousands)
Occupancy costs	$19,745	$15,040	31.3%	$55,355	$43,250	28.0%
As a percentage of revenue	6.9%	7.1%		6.9%	7.2%

In 2007, occupancy costs decreased as a percentage of revenue due to higher average restaurant sales on a partially fixed-cost base, partially offset by higher rents for new locations.

Other Operating Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2007	2006		2007	2006
	(dollars in thousands)
Other operating costs	$33,240	$25,744	29.1%	$96,663	$74,855	29.1%
As a percentage of revenue	11.6%	12.2%		12.1%	12.4%

Other operating costs as a percentage of revenue decreased in the third quarter of 2007 primarily due to higher average restaurant sales on a partially fixed cost base and decreased marketing and promotion spend. We expect the marketing spend as a percentage of revenue for the full year 2007 will remain consistent with 2006.

For the nine months ended September 30, 2007 the decrease as a percentage of revenue was primarily due to the effect of higher average restaurant sales on a partially fixed cost base.

General and Administrative Expenses

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2007	2006		2007	2006
	(dollars in thousands)
General and administrative expense	$19,279	$15,723	22.6%	$54,397	$48,633	11.9%
As a percentage of revenue	6.7%	7.4%		6.8%	8.1%

The increase in general and administrative expenses in 2007 primarily resulted from hiring more employees as we grew and an increase in stock-based compensation expense resulting from the stock-based compensation awards granted in 2007. The increase was partially offset by the reversal of the credit card contingency reserve in the second quarter of 2007 and costs incurred for the exchange offer conducted by McDonald’s in the third quarter of 2006, a secondary offering of our common stock in the second quarter of 2006 and severance costs incurred in the first and second quarters of 2006.

As a percentage of revenue, general and administrative expenses decreased due to the effect of higher restaurant sales on a partially fixed-cost base, the reversal of the credit card contingency in the second quarter of 2007 and the costs incurred for the secondary and exchange offerings and severance negatively impacting 2006.

Depreciation and Amortization

	For the three months ended September 30%			For the nine months ended September 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Depreciation and amortization	$11,167	$8,676	28.7%	$31,907	$24,988	27.7%
As a percentage of revenue	3.9%	4.1%		4.0%	4.1%

Depreciation and amortization increased in 2007 primarily due to restaurants opened in 2006 and 2007. As a percentage of revenue, depreciation and amortization decreased as a result of higher average restaurant sales on a partially fixed-cost base, offset by accelerated depreciation on our corporate office and certain restaurants.

Pre-opening Costs

	For the three months ended September 30%			For the nine months ended September 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Pre-opening costs	$2,350	$2,053	14.5%	$6,730	$4,668	44.2%
As a percentage of revenue	0.8%	1.0%		0.8%	0.8%
Restaurant openings	28	30		88	59

For the third quarter of 2007, the increase in pre-opening costs compared to the third quarter of 2006 is due to an increase in the number of restaurants under construction as these restaurants incur pre-opening rent.

For the nine months ended September 30, 2007, the increase in pre-opening costs is a result of an increase in the number of restaurant openings in 2007.

Loss on Disposal of Assets

	For the three months ended September 30%			For the nine months ended September 30%
	2007	2006	increase	2007	2006	increase
	(dollars in thousands)
Loss on disposal of assets	$1,784	$1,106	61.3%	$4,919	$2,845	72.9%
As a percentage of revenue	0.6%	0.5%		0.6%	0.5%

The increase in loss on disposal of assets was due to an increase in both the age and number of restaurants, the upgrade of restaurant security systems and an increase in the write-offs associated with investigating potential restaurant sites that we considered but subsequently rejected.

Interest Income

	For the three months ended September 30%			For the nine months ended September 30%
	2007	2006	decrease	2007	2006	increase
	(dollars in thousands)
Interest income	$1,597	$2,015	(20.7)%	$4,617	$4,607	0.2%
As a percentage of revenue	0.6%	1.0%		0.6%	0.8%

Interest income resulted from investing our incremental cash and cash equivalents in short-term investments with maturities of three months or less. For the three months ended September 30, 2007 interest income decreased primarily due to an increase in investments in tax-exempt securities which have lower interest rates but are exempt from federal income taxes.

For the nine months ended September 30, 2007 interest income increased due to a higher daily average cash equivalent balance in the first nine months of 2007 compared to the same period in 2006 partially offset by an increase in investments in tax-exempt securities.

Provision for Income Taxes

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2007	2006		2007	2006
	(dollars in thousands)
Provision for income taxes	$12,315	$7,998	54.0%	$32,096	$20,284	58.2%
As a percentage of revenue	4.3%	3.8%		4.0%	3.4%
Effective tax rate	37.4%	40.4%		37.7%	39.9%

The decrease in the effective tax rate from 2006 to 2007 was primarily due to increased investments in tax-exempt securities and a decrease in the estimated statutory state tax rate. The changes in state tax laws enacted in 2007 had no measurable impact on the effective tax rate.

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

Our quarterly results are also affected by other factors such as the number and timing of new restaurants opened in a quarter and unanticipated events. New restaurants have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. Our fourth quarter net income has historically been lower than other quarters, in part, as we have opened more new restaurants later in the fiscal year. In addition, unanticipated events also impact our results. For example, in the second quarter of 2007, after determining the reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card transactions and related costs was no longer needed, we reversed the remaining $1.2 million reserve into income. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

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

Operating Activities. Net cash provided by operating activities was $105.6 million for the nine months ended September 30, 2007 compared to $73.5 million for the same period in 2006. The $32.1 million increase was primarily attributable to a $22.4 million improvement in net income and a change in operating assets and liabilities.

Investing Activities. Net cash used in investing activities was $103.9 million for the nine months ended September 30, 2007 compared to $62.5 million for the same period in 2006. The $41.4 million increase over the comparable nine month period was primarily attributable to higher capital expenditures in 2007 as we opened 88 restaurants, compared with 59 restaurants in 2006, and to increased reinvestment costs as the number of our restaurants and the average restaurant age increases.

Financing Activities. Net cash provided by financing activities was $12.3 million for the nine months ended September 30, 2007 compared to $146.5 million for the same period in 2006. The $134.2 million decrease was primarily attributable to the net proceeds received from our initial public offering in 2006.

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

Off-Balance Sheet Arrangements

As of September 30, 2007 and December 31, 2006, we had no off-balance sheet arrangements or obligations.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

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

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash and cash equivalents. Since the completion of our initial public offering we have invested our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2007, we had $157.0 million deposited in short-term investments bearing a weighted-average interest rate of 3.7% (approximately 5.6% tax equivalent).

Commodity Price Risks

We’re also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities that are affected by demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at sometime in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Though we generally do not have written supply contracts or guaranteed purchase amounts, our pricing protocols with suppliers can remain in effect for periods ranging from one month to a year, depending on the outlook for prices of the particular ingredient. We also sometimes buy supplies at current market or spot prices. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, weather, crises and other world events that may affect supply prices. Long-term increases in ingredient prices could adversely affect our future results if we could not increase menu prices at the same pace for competitive or other reasons. Similarly, if we believe the ingredient price increase to be short in duration we may choose not to pass on the cost increases, which could adversely affect our short-term financial results.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes during the three months ended September 30, 2007 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

During the second quarter of 2007, we reversed the remaining $1.2 million reserve we had established relating to the possible theft of our customers’ credit and debit card data. See Note 5 to the Consolidated Financial Statements included in Part I, Item 1.

A lawsuit has been filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. The case seeks damages, penalties and attorney’s fees on behalf of a purported class of our present and former employees. We are currently investigating these claims, and although we believe we have various defenses it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

We're involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than we currently anticipate could materially and adversely affect our business, financial condition, results of operation and cash flows.

ITEM 1A.	RISK FACTORS

The following discusses significant changes in our risk factors since our last annual report. You should read this in conjunction with our risk factors in Item 1A in our annual report on Form 10-K for the year ended December 31, 2006

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. As a result of recent freezes in California and Chile, and potentially as a result of recent wildfires in California, we expect price increases on avocados for the remainder of 2007 and into 2008.

Additionally, due to increased demand for ethanol the cost of corn has increased substantially, which has increased the cost of corn-sourced ingredients as well as wheat, soybeans and rice. This has led to upward pricing pressures on many of our other raw ingredients including chicken, beef, tortillas and rice, and we expect that pressure to continue for the remainder of 2007 and into 2008 as well. Furthermore, our recent pricing protocols for cheese are set to expire at the end of 2007, which we expect will result in pricing increases on cheese during 2008. Any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese, avocados, beans, tomatoes and pork, could adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to suspend serving menu items, such as guacamole, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales.

The prices of our class A and class B common stock may continue to differ.

Our class B common stock has historically traded at lower prices than our class A common stock. For instance, on October 26, 2007, our class A common stock closed at $133.95 per share and our class B common stock closed at $117.57 per share. The trading prices of our class A and class B common stock may continue to differ due to factors outside of our control, including differences in market awareness of the two classes, trading liquidity of the two classes or other factors. In the separation agreement we entered into with McDonald’s in connection with our separation from them, we agreed not to take any action to combine the class A and class B common stock or otherwise eliminate the two-class capital structure until at least the second anniversary of the separation, and for a period of three years thereafter only under certain conditions. We may incur a large indemnity obligation to McDonald’s if the exchange offer is determined to be taxable as a result of our breach of this agreement or any action we take to combine the class A and class B common stock or otherwise eliminate the two-class structure. Therefore, we are not currently considering any such action and we do not plan to consider any such action for the foreseeable future. If in the future we do choose to combine the class A and class B common stock or otherwise take action to eliminate the two-class structure, there may be significant costs associated with any such action as a result of the restrictions or indemnities under the separation agreement. Moreover, even if we propose to combine the class A and class B common stock or otherwise eliminate the two-class structure we can not anticipate how the prices of the class A and class B common stock may react to such a transaction.

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

Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the U.S. Americans with Disabilities Act, family leave mandates and a variety of similar laws enacted by the states that govern these and other employment law matters. A lawsuit has been filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. We could suffer losses in this case or similar cases, and any such losses could be significant. In addition, several states in which we operate and the federal government have recently enacted minimum wage increases, and these increases could increase our labor costs.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, King County, Washington has adopted regulations requiring that chain restaurants include calorie information on their menu boards, and make other nutritional information available on printed menus which must be plainly visible to consumers at the point of ordering. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses or slow customers as they move through the line, decreasing our throughput.

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
Name: John R. Hartung
Title: Chief Finance and Development Officer

Date: October 31, 2007

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.*

4.1	Form of Stock Certificate for Class A Common Stock.*

4.2	Form of Stock Certificate for Class B Common Stock.**

10.1	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.

31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Finance and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Chief Finance and Development Officer and President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-32731).

**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s quarterly report on Form 10-Q for the three months ended September 30, 2006 (File No. 001-32731).