Form 10-K
period 2007-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2008-02-26
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☒    No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No    ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒

As of June 30, 2007, the aggregate market value of the registrant’s outstanding common equity held by nonaffiliates was $1.73 billion, based on the closing prices of the registrant’s class A and class B common stock on June 29, 2007, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of class A and class B common stock held by each executive officer and director and by holders of more than 5% of the outstanding class A or class B common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2008 there were 14,553,855 shares of the registrant’s class A common stock, par value of $0.01 per share, and 18,424,690 shares of the registrant’s class B common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2008 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2007.

PART I

ITEM 1.	BUSINESS

General

Chipotle Mexican Grill, Inc. (“Chipotle”, the “Company”, or “We”) operates more than 700 restaurants in 33 states and the District of Columbia as of December 31, 2007. Our restaurants serve a focused menu of tacos, burritos, salads and burrito bowls (a burrito without the tortilla), made using fresh ingredients. People outside our company tend to categorize us as a “fast casual” concept—restaurants that are a step up from traditional fast food, but not casual, sit-down places. We’ve never worried much about what category we’re in. Instead, we remain focused on trying to find the highest quality ingredients we can to make great tasting food; on recruiting and retaining top performing people to ensure that the restaurant experience we provide is exceptional; and on building restaurants that are operationally efficient, esthetically pleasing and with increasing awareness and respect for the environment.

Chipotle began with a simple philosophy: Demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. Over the years, that vision has evolved. Our vision is to change the way the world thinks about and eats fast food. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine-dining restaurants for inspiration. We purchase high-quality fresh and raw ingredients, use classic cooking methods and we have a distinctive interior design where friendly people take care of each customer—features that are more frequently found in the world of fine dining. Our approach is also guided by our strategy called “Food With Integrity”. Our objective is to find the highest quality ingredients we can—ingredients that are grown or raised with respect for the environment, animals and people who grow or raise the food.

We are transitioning the management of our operations and restaurants from three regions to five regions that all report into a single segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2007, 2006, and 2005 and our total assets as of December 31, 2007 and 2006, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data”.

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

Our Menu and Food Preparation

A Few Things, Thousands of Ways. We serve only a few things: burritos, burrito bowls, tacos and salads. But because customers can choose from four different meats, two types of beans and a variety of extras such as salsas, guacamole, cheese and lettuce, there’s enough variety to extend our menu to provide countless choices. We plan to keep a focused menu, but we’ll consider additions that we think make sense. For example, in 2005 we rolled out a salad that uses the same ingredients as our burritos and tacos, with the addition of chipotle-honey vinaigrette that we make in the restaurant daily. And if you can’t find something on the menu that’s quite what you’re after, let us know. If we can make it from the ingredients we have, we’ll do it.

In preparing our food, we use gas stoves and grills, pots and pans, cutting knives, wire whisks and other kitchen utensils, walk-in refrigerators stocked with a variety of fresh ingredients, herbs and spices and dry goods such as rice. Ingredients we use include chicken and steak that is marinated in our restaurants, carnitas (seasoned and braised pork), barbacoa (spicy shredded beef) and pinto and vegetarian black beans. We add our rice, which is tossed with lime juice and freshly chopped cilantro, as well as freshly shredded cheese, sour cream, lettuce, tomatoes, peppers and onions, depending on each customer’s request. We use various herbs, spices and seasonings to prepare our meats and vegetables. We also provide a variety of extras such as guacamole, salsas and tortilla chips seasoned with fresh lime and kosher salt. In addition to sodas and fruit drinks, most of our restaurants also offer a selection of beer and margaritas. All of our food is prepared from scratch, with the majority prepared in our restaurants while some is prepared with the same fresh ingredients in commissaries.

Food Served Fast ...So That Customers Can Enjoy It Slowly. Our employees spend hours preparing our food on-site, but each customer order can be ready in seconds. Customers select exactly what they want and how they want it by speaking directly to the employees that have prepared the food. While we think that our customers return because of the great-tasting food, we also think that they like getting food served fast without having a “fast-food” experience, even when they’re not in a hurry. And while our restaurants often have lines, we try to serve customers as quickly as possible; we’ve even been able to serve more than 300 customers an hour at some locations. The natural flow of our restaurant layout, including the floor plan and the design of our serving line, are designed to make the food ordering process intuitive and, we believe, more efficient. And we’re focused on further improving the speed of service in all of our restaurants, so that we can accommodate more customers and larger orders without disrupting restaurant traffic. For instance, our restaurants accept orders by fax or over the internet in order to allow customers in a hurry or with large orders to avoid standing in line to wait for their food. We installed change machines at the cashier station in virtually all of our restaurants. We’ve also began testing a hand-held point-of-sale terminal in a small number of our restaurants which allows customers to pay with a credit card while waiting in line. We continue to review other equipment and kitchen design modifications to improve the speed of service. By emphasizing speed of service without compromising the genuine interactions between our customers and our crews, and by continually making improvements to our restaurants to keep pace at even our highest-volume restaurants, we believe that we can provide the Chipotle experience to more and more customers.

“Food With Integrity.” More than anything, serving high quality food is what motivates us. And we’re always looking to make the food we serve better. As part of our “Food With Integrity” strategy, we believe that using fresh ingredients is not enough, so we spend time on farms and in the field to understand where our ingredients come from and how the animals are raised. This includes working with experts in the areas of animal ethics to try to support more humane farming practices. Because our menu is so focused, we can concentrate on where we obtain each ingredient, and this has become a cornerstone of our continuous effort to improve our food. All of our pork, for example, is naturally raised, coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised in open pastures or deeply bedded barns. We also serve naturally raised chicken in about 84% of our restaurants and naturally raised beef in about 53% of our restaurants. We’re also investigating the use of more sustainably grown produce, meaning produce grown by suppliers who we believe respect the environment and their employees, while still charging reasonable prices for our food. Today, about 30% of all of the beans we buy are organically grown- that is, they meet U.S. Food and Drug Administration standards for “organic”- up from 25% during 2007. All of the sour cream and cheese we buy is made from milk that comes from cows that are not given rBGH, or recombinant bovine growth hormone, to stimulate milk production.

We do, however, face challenges in pursuing our Food With Integrity strategy, including the length of time it takes to identify and secure relationships with suppliers, and the costs and risks associated with purchasing naturally raised or sustainably grown ingredients. Naturally raised meat and sustainably grown vegetables are more costly and the growth process is longer. Herd losses can also be greater when animals aren’t treated with antibiotics and hormones. Given the costs associated with natural and sustainable farming practices, many large suppliers have not found it economical to pursue business in this area. We believe that consumers’ increasing concern about where and how food is raised, and in the environmental management, animal husbandry and labor practices of food suppliers, will foster demand for these foods. We believe that increased demand for naturally raised meat and produce will continue to attract the interest and capital investment of larger farms and suppliers. That said, we understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing “Food With Integrity” with our desire to provide great food at reasonable prices. If our focus resonates with consumers, it should improve our sourcing flexibility, although we would expect that these ingredients and other raw materials will remain more expensive than commodity-priced equivalents for some time to come.

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

Restaurant Management And Operations

Culture of High Performers. We value the individuality of our company, our employees and our customers, which we believe results in a management, operations and training philosophy distinct from that of our competitors. We make an effort to hire employees who share a passion for food, and who will operate our restaurants in a way that is consistent with our high standards but that allows each of their unique personalities and strengths to contribute to our success. We provide attractive career opportunities to crew and managers who are committed to work hard, provide great customer service and have the ability to lead and empower others. We provide hands on, shoulder to shoulder training to develop the full potential of our restaurant employees. Our best restaurant managers who run great restaurants and develop strong restaurant teams are promoted to Restaurateur, and can earn bonuses for developing people and building sales. Through our culture, diversity and language programs that we provide in all of our markets, we teach English to Spanish-speaking workers, which helps our crew provide better customer service and provides greater career opportunities. This program helps encourage our staff members to develop skills that will enhance their work experience and enrich their personal lives.

Importance of Methods and Culture. Although we have many restaurants, we believe that our departure from the automated cooking techniques used by many traditional fast-food and fast-casual restaurants helps to set us apart. Our crews use classic cooking methods: they marinate and grill meats, hand-chop produce and herbs, make fresh salsa and guacamole, and steam rice in small batches throughout the day. They work in kitchens that more closely resemble those of high-end restaurants than they do a typical fast-food place. Despite our more labor-intensive method of food preparation our focused menu creates efficiencies which allow us to serve high quality food, made from ingredients typically found in fine dining restaurants.

The Front Line is Key. Our restaurant and kitchen designs intentionally place crew members up front with customers to reinforce our focus on service. All of our restaurant employees are encouraged to have genuine interactions with customers no matter their specific job, whether preparing food or serving customers during our busiest period. We focus on attracting and keeping people who can deliver that experience for each customer “one burrito at a time”. We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way. We believe our focus on creating a positive and interactive experience helps build loyalty and enthusiasm for our brand among restaurant managers, crew members and customers alike.

The Basics. Each restaurant typically has a restaurant manager (a position we’ve characterized as the most important in the company), an assistant manager, one or two hourly service managers, one or two hourly kitchen managers and an average of approximately 19 to 23 full and part-time crew members. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We tend to have more employees in our busier restaurants. We cross-train our people, so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people greater variety and the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our restaurant managers and crew members to welcome and interact with customers throughout the day. And although they may increase our labor costs, we believe that the benefits we provide to our employees, which include language training and our company car program for longer-term restaurant managers, help us to attract and keep top performing restaurant managers and crew members.

In addition to the employees serving our customers at each restaurant, we also have a field support system that includes area managers, operations directors and regional directors. We are reviewing the field support structure to ensure it is effective and efficient as we grow, and are in the process of reorganizing from three regions to five.

Provisions and Supplies

Close Relationships With Suppliers. Maintaining the high quality levels we expect in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We purchase from various suppliers, carefully selected based on quality and their understanding of our brand, and we seek to develop mutually beneficial long-term relationships with them. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, weather, crises and other world events that may affect supply prices.

We do not purchase raw materials directly from farmers or other suppliers, but have approved all of the suppliers from whom ingredients are purchased for our restaurants. Distribution centers purchase ingredients and other supplies from suppliers we select based on our quality specifications within the pricing guidelines and protocols we have established.

Distribution Arrangements. We deliver ingredients and other supplies to our restaurants from 21 independently owned and operated regional distribution centers. As we continue to expand geographically, we expect to add additional regional distribution centers.

Marketing

We believe the best and most recognizable brands aren’t built through advertising or promotional campaigns alone, but also through deeply held beliefs that are evident in how the company is run. All of the ways that we project ourselves—beginning with each customer’s experience in our restaurants, the look and feel of our restaurants, our advertising and promotional programs, and the design items that carry our name or logo—influence how people think about us. By adhering to this principle, we believe that Chipotle is well on its way to becoming a highly recognized brand.

When we open a new restaurant, we plan a range of activities to introduce Chipotle to the local community to help create interest in the restaurant from the start. Our advertising primarily includes print, outdoor, transit and radio ads. In addition, we continue to generate considerable media coverage, with scores of publications writing favorably about our food, restaurant concept and business, and our food and restaurants have been featured in a number of television news programs.

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

Competition

The fast-casual segment of the restaurant industry is highly competitive and fragmented. In addition, fast-casual restaurants compete against other segments of the restaurant industry, including quick-service restaurants and casual dining restaurants. The number, size and strength of competitors vary by region. All of these restaurants compete based on a number of factors, including taste, quality, speed of service, value, name recognition, restaurant location, customer service and the ambience and condition of each restaurant.

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

We believe we’re well-positioned to continue to grow our market position in existing and new markets given current consumer trends, including the increasing impact of Hispanic culture on food, the growth of the Mexican food segment and increasing awareness and concern among consumers about what they eat and how it is prepared. Some of our competitors have formats similar to ours. We believe, however, that Chipotle has become one of the most recognized fast-casual restaurants and is known for its focus on using a variety of fresh ingredients and commitment to “Food With Integrity,” which we think represents a significant competitive advantage in the segment in which we operate.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and profits are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year.

Our Intellectual Property and Trademarks

“Chipotle,” “Chipotle Mexican Grill,” “Chipotle Mexican Grill (in stylized font),” “Unburritable,” “Food With Integrity,” “Fresh Is Not Enough, Anymore,” “The Gourmet Restaurant Where You Eat With Your Hands,” the Chili Pepper Logo design, the Foil Burrito design and the Chipotle Medallion design are U.S. registered trademarks of Chipotle. We have filed trademark applications for a number of other marks in the U.S. In addition to our U.S. registrations, we own the trademarks for “Chipotle Mexican Grill” in Australia, Brazil and Mexico and for “Chipotle” in Australia and the European Union, among other countries. We have filed trademark applications for “Chipotle” and related marks in a number of additional countries, including Canada.

We also believe that the design of our restaurant is our proprietary trade dress. From time to time we have taken action against other restaurants that we believe are misappropriating our trademarks, restaurant designs or advertising. Although our policy is to protect and defend vigorously our rights to our intellectual property, we may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.

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

Employees

As of December 31, 2007, we had about 18,800 employees, including 1,800 salaried employees and 17,000 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

Available Information

We maintain a website at www.chipotle.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge at our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 1A.	RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include our estimates of the amount of certain expected expenses for 2008, as well as the number of restaurants that we expect to open in 2008 and potential changes in our comparable restaurant sales during 2008. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “expects,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this Item 1A. “Risk Factors,” and elsewhere in this report.

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

There were 704 Chipotle restaurants as of December 31, 2007. We plan to increase the number of our restaurants significantly in the next three years. We may not be able to open new restaurants as quickly as planned. We have experienced delays in opening some restaurants and that could happen again. Delays or failures in opening new restaurants could materially and adversely affect our growth strategy and our expected results. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will decline. In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites. Competition for those sites in our target markets is intense, and lease costs are increasing (particularly for urban locations). Our ability to open new restaurants also depends on other factors, including:

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

Although we plan to open a total of between 130 and 140 restaurants in 2008, we may not be able to do so for the reasons described in this risk factor. In addition, our progress in opening new restaurants from quarter to quarter may occur at an uneven rate, which may result in quarterly sales and profit growth falling short of market expectations in some periods. In addition, this growth strategy and the substantial investment associated with the development of each new restaurant (as well as the impact of our new restaurants on the sales of our existing restaurants) may cause our operating results to fluctuate and be unpredictable or adversely affect our profits.

Our sales and profit growth could be adversely affected if comparable restaurant sales are less than we expect.

While future sales growth will depend substantially on our plans for new restaurant openings, the level of comparable restaurant sales (which include company-operated restaurants only and represent the change in period-over-period sales for restaurants beginning in their 13th full month of operations) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. While we do not expect comparable restaurant sales growth to continue at historical levels and expect comparable restaurant sales increases in 2008 in the low to mid single digits due to difficult prior year comparisons and the potential impact of weaker consumer spending, our plans do incorporate increases in comparable restaurant sales. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to increase the speed at which our crew serves each customer, and expanded use of fax service lines and online ordering, which we may not be able to do. It is possible that we will not achieve our targeted comparable restaurant sales growth or that the change in comparable restaurant sales could be negative. If this were to happen, sales and profit growth would be adversely affected.

Our failure to manage our growth effectively could harm our business and operating results.

Our plans call for a significant number of new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain restaurant managers and crew. We also are restructuring our field management structure, in part due to our recent rapid growth. We may not respond quickly enough to the changing demands that our expansion will impose on management, crew and existing infrastructure, and changes to our operating structure may result in increased costs or inefficiencies that we cannot currently anticipate. Changes as we grow may have a negative impact on the operation of our restaurants, and cost increases resulting from our inability to effectively manage our growth could adversely impact our profitability. We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to foster and maintain our corporate culture could also harm our business and operating results.

New restaurants, once opened, may not be profitable, and the increases in average restaurant sales and comparable restaurant sales that we have experienced in the past may not be indicative of future results.

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new area, higher fixed costs relating to increased occupancy costs and other start-up inefficiencies that are typical of new restaurants. New restaurants may neither be profitable nor have similar results as our existing restaurants. In addition, our average restaurant sales and comparable restaurant sales likely will not continue to increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	executing our strategies effectively;

•	initial sales performance of new restaurants;

•	competition, either from our competitors in the restaurant industry or our own restaurants;

•	changes in consumer preferences and discretionary spending;

•	consumer understanding and acceptance of the Chipotle experience;

•	road construction and other factors limiting access to new restaurants;

•	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the ingredients and other supplies we use, and

•	changes in government regulation.

If we fail to open restaurants as quickly as planned or if new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, changes in our average restaurant sales or comparable restaurant sales could cause our operating results to vary adversely from expectations, which could cause the price of our common stock to decline.

Our expansion into new markets may present increased risks due to our unfamiliarity with those areas.

Some of our new restaurants are planned for markets where we have little or no operating experience. For instance we have announced plans to open a restaurant in Toronto in 2008, which will be our first restaurant outside of the United States. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may be less successful than restaurants in our existing markets. Consumers in a new market may not be familiar with the Chipotle brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets, and may have higher construction, occupancy or operating costs than restaurants in existing markets. We may also have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability. Some or all of these factors may be more pronounced in markets outside the United States due to cultural, regulatory or economic differences with which we are not familiar, which may have a particularly adverse impact on our sales or profitability in those markets and could thereby adversely impact our overall results.

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. Due to increased demand for ethanol the cost of corn has increased substantially, which has increased the cost of corn-sourced ingredients as well as wheat, soybeans and rice. This has led to upward pricing pressures on many of our other raw ingredients including chicken, beef, tortillas and rice, and we expect that pressure to continue throughout 2008. Furthermore, our pricing protocols for cheese expired at the end of 2007, which has resulted in pricing increases on cheese that we expect to continue throughout 2008. As a result of freezes in California and Chile, and potentially as a result of wildfires in California, we expect price pressure on avocados to continue in 2008 as well. Any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese, avocados, beans, tomatoes and pork, could adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to suspend serving menu items, such as guacamole, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales.

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

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress has recently been considering changes to Federal immigration laws as well. Some of these new laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand.

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, worker’s compensation, general liability and property damage. In conjunction with our separation from McDonald’s, we entered into certain new insurance policies with modified coverage. Prior to entering into the new policies, we were covered by fixed cost policies for health insurance and worker’s compensation. We are now self-insured for our health plans, and have purchased a fully-insured stop loss policy to help offset our liability for both individual and aggregate claim costs. We are also responsible for losses up to a certain limit for worker’s compensation, general liability and property damage insurance.

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

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our sales could be impacted by changes in consumer preferences in response to health or dietary concerns, including preferences regarding items such as calories, carbohydrates, fat or sodium. These changes could result in consumers avoiding our burritos and other menu items in favor of other foods. Our success also depends to a significant extent on consumer confidence, which is influenced by general economic conditions and discretionary income levels. Negative consumer sentiment, in particular relating to difficulties in the housing and credit markets, has been widely reported in late 2007 and early 2008. Our sales may decline during economic downturns, which can be caused by various economic factors such as high gasoline prices, or during periods of uncertainty, such as those that followed the terrorist attacks on the United States in 2001. Any material decline in consumer confidence or a decline in family “food away from home” spending could cause our sales, operating results, profits, business or financial condition to decline. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales may deteriorate.

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

We may in the future become subject to additional claims for purportedly fraudulent transactions arising out of this matter. As long as a credit or debit card is active, fraudulent charges may be made using that card until the card’s expiration date. We may also be subject to lawsuits or other proceedings by various interested parties, including banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. The statutes of limitation for pursuing some of these potential claims may extend for six years or more in some cases, depending on the circumstances. Moreover, the application of the law and the rules and procedures of the major card associations in these circumstances is generally untested. Any lawsuit or other proceeding will likely be complex, costly and protracted, which could in turn divert financial and management resources from execution of our business plan. We have no way to predict the level of claims or the number or nature of proceedings that may be asserted against us, nor can we quantify the costs that we may incur in connection with investigating, responding to and defending any of them. If we litigate these matters, we may not be able to defend against penalties successfully. The ultimate outcome of this matter could have a material adverse effect on our financial results and condition. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

Despite the changes we have made to our information systems as a result of this matter, we still need to periodically upgrade our software. We rely on commercially available software and other technologies to provide security for processing and transmission of customer credit card data. During 2007 and 2006, approximately half of our sales were attributable to credit card transactions, and we expect credit card usage to increase. Our systems could be compromised in the future, which could result in the misappropriation of customer information or the disruption of our systems. Either of those consequences could have a material adverse effect on our reputation and business or subject us to additional liabilities.

Failure to receive frequent deliveries of higher-quality food ingredients and other supplies could harm our operations.

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. We do not have long-term contracts with any of our suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. We currently depend on multiple suppliers for our pork, chicken and beef supplies. Due to the unique nature of the products we receive from our pork suppliers, these suppliers could be more difficult to replace if we were no longer able to rely on them. In addition, we have relied on the same third party distribution network as McDonald’s. We may have to seek new suppliers and service providers with pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if our customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe.

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

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, New York City and King County, Washington have adopted regulations requiring that chain restaurants include calorie information on their menu boards, and make other nutritional information available on printed menus which must be plainly visible to consumers at the point of ordering. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses or slow customers as they move through the line, decreasing our throughput.

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

Prior to our separation from McDonald’s in October 2006, we benefited from our relationship with McDonald’s in a number of ways. McDonald’s provided us, directly or through McDonald’s own vendor relationships, with a variety of services and benefits and we also benefited from our relationship with McDonald’s when we bought supplies or distribution or other services. For example, McDonald’s relationships helped us obtain beneficial pricing on some supplies and services, and we have relied on some of the same third-party distribution networks as McDonald’s. In light of our separation from McDonald’s and the resulting termination of services and benefits we received from them, we have implemented or obtained accounting functions, information technology systems, employee benefits plans, insurance policies and administrative services to replace services or benefits previously provided by McDonald’s. We have limited experience providing or administering these services on our own and we may encounter difficulties with some or all of these arrangements. In addition, as a result of our separation from McDonald’s we may not receive the volume pricing benefits or favorable service levels we received from suppliers, vendors and distribution centers as a McDonald’s affiliate. We may also need to replace additional suppliers, vendors or distribution centers as a result of our separation from McDonald’s, which could adversely affect our business.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	the impact of inclement weather, natural disasters and other calamities, such as snow storms in many of our primary markets in 2006 and 2007 and hurricanes Katrina and Rita in 2005;

•	the timing of new restaurant openings and related revenues and expenses;

•	operating costs at newly opened restaurants, which are often materially greater during the first several months of operation;

•	labor availability and wages of restaurant management and crew;

•	profitability of our restaurants, especially in new markets;

•	changes in comparable restaurant sales and customer visits, including as a result of the introduction of new menu items;

•	variations in general economic conditions, including the impact of declining interest rates on our interest income;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our restaurants;

•	changes in consumer preferences and discretionary spending;

•	increases in infrastructure costs;

•	fluctuations in supply prices; and

•	tax expenses, impairment charges and other non-operating costs.

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

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock prices to fall. We believe the market prices of our class A and class B common stock reflect high market expectations for our future operating results, and as a result , if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.

The prices of our class A and class B common stock may continue to differ.

Our class B common stock has historically traded at lower prices than our class A common stock. For instance, on February 15, 2008, our class A common stock closed at $105.25 per share and our class B common stock closed at $90.59 per share. The trading prices of our class A and class B common stock may continue to differ due to factors outside of our control, including differences in market awareness of the two classes, trading liquidity of the two classes or other factors. In the separation agreement we entered into with McDonald’s in connection with our separation from them, we agreed not to take any action to combine the class A and class B common stock or otherwise eliminate the two-class capital structure until at least the second anniversary of the separation, and for a period of three years thereafter only under certain conditions. We may incur a large indemnity obligation to McDonald’s if the exchange offer is determined to be taxable as a result of our breach of this agreement or any action we take to combine the class A and class B common stock or otherwise eliminate the two-class structure. See “Restrictions and indemnities in connection with the tax treatment of McDonald’s exchange offer could adversely affect us” below. Therefore, we are not currently considering any such action and we do not plan to consider any such action for the foreseeable future. If in the future we do choose to combine the class A and class B common stock or otherwise take action to eliminate the two-class structure, there may be significant costs associated with any such action as a result of the restrictions or indemnities under the separation agreement. Moreover, even if we propose to combine the class A and class B common stock or otherwise eliminate the two-class structure we can not anticipate how the prices of the class A and class B common stock may react to such an action.

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

•

generally agreed to be restricted, for a period of two years following the separation, from (i) consenting to certain acquisitions of significant amounts of our stock; (ii) transferring significant amounts of our assets; (iii) merging or consolidating with any other person; (iv) liquidating or partially liquidating; (v) reacquiring our stock; or (vi) taking any other action that would be reasonably likely to jeopardize the tax-free status of the exchange, except in specified circumstances; and

•

agreed to indemnify McDonald’s for taxes and related losses it incurs as a result of the exchange failing to qualify as a tax-free transaction, if the taxes and related losses are attributable to (i) direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions); (ii) negotiations, understandings, agreements or arrangements in respect of such acquisitions; or (iii) our failure to comply with applicable representations and undertakings and the restrictions placed on our actions under the separation agreement.

The indemnity described above covers corporate level taxes and related losses suffered by McDonald’s in the event of a 50% or greater change in our stock ownership, as well as taxes and related losses suffered by McDonald’s if, due to any of our representations or undertakings being incorrect or violated, the exchange is determined to be taxable for other reasons. We currently estimate that the indemnification obligation to McDonald’s for taxes due in the event of a 50% or greater change in our stock ownership could exceed $450 million. This estimate, which does not take into account related losses, depends upon several factors that are beyond our control. As a consequence, the indemnity to McDonald’s could vary substantially from the estimate. Furthermore, the estimate does not address the potential indemnification obligation to McDonald’s in the event that, due to any of our representations or undertakings being incorrect or violated, the exchange is determined to be taxable for other reasons. In that event, the total indemnification could extend to tax-related losses suffered by McDonald’s shareholders, and therefore would likely be much greater.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2007, we operated 704 restaurants. The table below sets forth the locations (by state) of Chipotle restaurants in operation.

Alabama	2
Arizona	28
California	99
Colorado	66
District of Columbia	6
Florida	30
Georgia	12
Illinois	55
Indiana	10
Iowa	1
Kansas	15
Kentucky	5
Maryland	26
Massachusetts	3
Michigan	8
Minnesota	44
Missouri	16
Nebraska	7
Nevada	7
New Hampshire	1
New Jersey	4
New York	24
North Carolina	10
Ohio	86
Oklahoma	1
Oregon	7
Pennsylvania	5
Rhode Island	1
Texas	71
Utah	3
Virginia	31
Washington	9
Wisconsin	10
Wyoming	1
Total	704

We categorize our restaurants as either end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing or other. Of our restaurants in operation as of December 31, 2007, we had 159 free-standing units, 413 end-cap locations, 115 in-line locations and 17 other. The average free-standing restaurant seats about 63 customers while the average in-line or end-cap restaurant seats about 61 customers. Our average restaurant size is about 2,650 square feet. Most of our restaurants also feature outdoor patio space.

Our main office is located at 1543 Wazee Street, Suite 200, Denver, Colorado, 80202 and our telephone number is (303) 595-4000. We lease our main office and substantially all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

We own twelve properties and operate restaurants on all of them.

ITEM 3.	LEGAL PROCEEDINGS

During the second quarter of 2007, we reversed the remaining $1.2 million reserve we had established relating to the possible theft of our customers’ credit and debit card data. See Note 13 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

A lawsuit has been filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. The case seeks damages, penalties and attorney’s fees on behalf of a purported class of our present and former employees. We are currently investigating these claims, and although we have various defenses, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

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

There were no matters submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2007.

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

	Chipotle Class A Common Stock		Chipotle Class B Common Stock
	High	Low	High	Low
2007
First Quarter	$65.25	$54.61	$61.17	$50.40
Second Quarter	$88.70	$61.94	$81.95	$57.19
Third Quarter	$119.97	$77.51	$109.20	$70.65
Fourth Quarter	$155.49	$113.51	$129.64	$102.28

	Chipotle Class A Common Stock		Chipotle Class B Common Stock
	High	Low	High	Low
2006
First Quarter	$56.75	$39.99	n/a	n/a
Second Quarter	$67.76	$48.30	n/a	n/a
Third Quarter	$60.77	$45.86	n/a	n/a
Fourth Quarter	$62.36	$48.30	$59.07	$48.50

As of February 21, 2008, there were approximately 389 holders of our class A common stock and approximately 1,169 holders of our class B common stock, in each case as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. We estimate that there are approximately 56,000 beneficial owners of our class A common stock and approximately 11,000 beneficial owners of our class B common stock.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on either class of our common stock. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our classes of common stock from the dates trading began on the NYSE (January 26, 2006 for class A and October 5, 2006 for class B) through December 31, 2007 to that of the total return index for the Russell 2000 and the S&P SmallCap 600 Restaurants Index assuming an investment of $100 on January 26, 2006. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the class A or class B common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with our Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data”. The selected consolidated statements of income data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 have been audited and reported upon by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated statements of income data for the year ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from audited financial statements not included in this report. The data shown below are not necessarily indicative of results to be expected for any future period (in thousands, except per share data).

	For the years ended December 31,
	2007	2006	2005	2004	2003
Statements of Income:
Revenue
Restaurant sales	$1,085,047	$819,787	$625,077	$468,579	$314,027
Franchise royalties and fees	735	3,143	2,618	2,142	1,493

Total revenue	1,085,782	822,930	627,695	470,721	315,520

Food, beverage and packaging costs	346,393	257,998	202,288	154,148	104,921
Labor costs	289,417	231,134	178,721	139,494	94,023
Occupancy costs	75,891	58,804	47,636	36,190	25,570
Other operating costs	131,512	102,745	82,976	64,274	43,527
General and administrative expenses	75,038	65,284	51,964	44,837	34,189
Depreciation and amortization	43,595	34,253	28,026	21,802	15,090
Pre-opening costs	9,585	6,778	1,971	2,192	1,631
Loss on disposal of assets	6,168	3,982	3,119	1,678	4,504

Total costs and expenses	977,599	760,978	596,701	464,615	323,455

Income (loss) from operations	108,183	61,952	30,994	6,106	(7,935)
Interest income	6,115	6,574	36	211	249
Interest expense	(296)	(271)	(790)	(191)	(28)

Income (loss) before income taxes	114,002	68,255	30,240	6,126	(7,714)
(Provision) benefit for income taxes(1)	(43,439)	(26,832)	7,456	—	—

Net income (loss)	$70,563	$41,423	$37,696	$6,126	$(7,714)

Earnings (loss) per share
Basic	$2.16	$1.29	$1.43	$0.24	$(0.34)
Diluted	$2.13	$1.28	$1.43	$0.24	$(0.34)
Shares used in computing earnings (loss) per share
Basic	32,672	32,051	26,281	25,454	22,384
Diluted	33,146	32,465	26,374	25,520	22,384

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total current assets	$201,844	$178,837	$17,824	$10,332	$7,833
Total assets	$722,115	$604,208	$392,495	$329,653	$249,014
Total current liabilities	$73,301	$61,201	$41,982	$38,663	$38,266
Total liabilities	$160,005	$130,251	$83,141	$67,087	$57,506
Total shareholders’ equity	$562,110	$473,957	$309,354	$262,566	$191,508

(1)	During the year ended December 31, 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $20.3 million, resulting in a non-recurring tax benefit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with Item 6. “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data”. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described in Item 1A. “Risk Factors” and elsewhere in this report.

Overview

Chipotle operates fresh Mexican food restaurants serving burritos, tacos, burrito bowls (a burrito without the tortilla) and salads. We began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. Over the years, that vision has evolved. Today, our vision is to change the way people think about and eat fast food. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine-dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and a distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Our approach is also guided by our belief in an idea we call “Food With Integrity”. Our objective is to find the highest quality ingredients we can—ingredients that are grown or raised with respect for the environment, animals and people who grow or raise the food.

2007 Highlights

Restaurant Development. As of December 31, 2007, we had 704 restaurants in 33 states throughout the United States and in the District of Columbia. New restaurants have contributed substantially to our restaurant sales. We opened 125 company-operated restaurants during 2007, including 10 restaurants in 5 new markets. We define a new market as one in which no restaurant was open as of the end of the prior year. We expect to open between 130 and 140 restaurants in 2008, including one in Toronto, Canada.

Sales Growth. In addition to growing our number of restaurants, we have experienced increases in our average restaurant sales of 7.6% in 2007 and 11.9% in 2006, driven primarily by strong comparable restaurant sales increases. We define average restaurant sales as the average trailing 12-month sales for company-operated restaurants in operation for at least 12 full calendar months. Comparable restaurant sales include company-operated restaurants only and represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. Comparable restaurant sales increases were due mainly to an increase in the number of transactions processed at our registers and menu price increases.

We expect our average restaurant sales to continue to increase in 2008, driven by comparable restaurant sales increases in the low to mid single digits. However, as a result of several years of double-digit comparable restaurant sales increases and the potential impact of weaker consumer spending, we believe that comparable restaurant sales will not continue to increase at the rates we have achieved over the past several years.

Food Costs. As a result of freezes in California and Chile, we experienced increased costs for avocados during 2007 and we expect the pricing pressures for avocados to continue through 2008. Additionally, the cost of many basic foods for humans and animals, including corn, wheat, rice and oil has increased. This has resulted in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, and we expect that pressure to continue through 2008 as well. We also will have a significant increase in cheese prices for 2008 as a result of the expiration of the pricing protocols under which we operated during 2007.

Labor. Labor costs as a percentage of revenue decreased in 2007 primarily due to more effective management of staffing through the implementation of a national labor matrix, improved employee efficiency as average restaurant sales increased faster than our need to add labor and lower insurance claims experience benefiting us as we became self-insured in the fourth quarter of 2006. The national labor matrix prescribes labor hours based on projected sales volumes. The decrease was partially offset by an increase in hourly employee wages in part from the restaurant structure introduced in 2006. Although we have not been directly impacted by recent minimum wage increases, we anticipate some upward pressure on our restaurant wages in 2008. In addition, because we have now operated a full year with the national labor matrix and self-insurance structures in place, we do not expect to see the same level of labor improvements during 2008 as 2007.

We continue to focus on ensuring our employee practices are as exceptional as our food. In an effort to achieve this, we continue to develop the Restaurateur program which is designed to encourage the restaurant manager position as a career opportunity for our top performing restaurant managers. During 2008, we plan to leverage our Restaurateurs’ leadership in neighboring restaurants with opportunities for improvement. In addition to excelling in providing quality food and customer service, restaurant managers are expected to contribute substantially to the development of their crew. Our restaurant management structure is designed to facilitate the development of crew members into restaurant managers. During 2008, these efforts will continue, ensuring we have an effective and efficient field support system for restaurant managers that supports our efforts to identify people with potential, develops crew into managers and ensures high operating standards of our restaurants.

Throughput. We deliver our best customer service and hottest food when the line moves efficiently. Through effective restaurant staffing and training, we continue to increase the number of customers we serve during our busiest hours. By the first quarter of 2007, change machines had been installed at the cashier station in virtually all of our restaurants. We also began testing a hand-held point-of-sale terminal in a small number of our restaurants which allows customers to pay with credit cards while waiting in line. We continue to review other equipment and kitchen design innovations to improve the speed of service.

Food With Integrity. In addition to continuing to serve naturally raised pork in all our restaurants, we made progress with our Food With Integrity initiative by increasing the number of our restaurants that serve naturally raised beef and chicken. We now serve naturally raised chicken in about 84% of our restaurants and naturally raised beef in about 53%. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely in open pastures or deeply bedded pens. All of the sour cream and cheese we serve is made from milk that comes from cows that are not given rBGH, or recombinant bovine growth hormone, to stimulate milk production. In 2008, 30% of all the beans we buy will be organically grown, up from 25% in 2007. We continue to investigate the use of more sustainably grown produce and performed a limited test of the use of locally grown green peppers, onions, and lettuce during 2007. We expect to increase the amount of locally grown produce purchased during 2008.

Franchise Acquisitions. In March 2007, we completed the acquisition of four franchised restaurants from two franchisees for an aggregate purchase price of $2.5 million. The remaining four franchised restaurants were acquired on April 30, 2007 for a purchase price of $3.2 million.

Commitments and Contingencies. In June 2007, after determining the reserve for claims seeking reimbursement for purportedly fraudulent credit and debit card transactions and related costs was no longer needed, we reversed the remaining $1.2 million reserve into income. See Note 13 to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for our company-operated and franchised locations for the years indicated.

	For the years ended December 31,
	2007	2006	2005
Company-operated
Beginning of year	573	481	401
Openings	125	94	80
Relocations and closures	(2)	(2)	—
Franchise acquisitions	8	—	—

End of year	704	573	481
Franchises
Beginning of year	8	8	8
Franchise acquisitions	(8)	—	—

End of year	—	8	8

Total restaurants at end of year	704	581	489

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our restaurant operating costs increase.

Restaurant Sales

	For the years ended December 31,			% increase 2007 over 2006	% increase 2006 over 2005
	2007	2006	2005
	(dollars in millions)
Restaurant sales	$1,085.0	$819.8	$625.1	32.4%	31.1%
Average restaurant sales	$1.734	$1.611	$1.440	7.6%	11.9%
Comparable restaurant sales increase	10.8%	13.7%	10.2%
Number of company operated restaurants as of the end of the year	704	573	481	22.9%	19.1%
Number of company operated restaurants opened in the year, net of closures and relocations	123	92	80

The significant factors contributing to our increases in sales were new restaurant openings and strong comparable restaurant sales performance. Restaurant sales from restaurants not yet in the comparable base contributed to $167.2 million of the increase in sales in 2007, of which $83.8 million was attributable to restaurants opened during the year. In 2006, restaurant sales from restaurants not yet in the comparable restaurant base contributed to $110.8 million of the increase in sales, of which $46.5 million was attributable to restaurants opened in 2006.

Comparable restaurant sales increases contributed to $98.1 million and $84.1 million of the increase in restaurant sales in 2007 and 2006, respectively. We believe comparable restaurant sales increases were driven primarily by an increasing awareness of our brand, increased customer loyalty and our focus on improving service time. The substantial majority of our comparable restaurant sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases in markets in conjunction with the introduction of naturally raised beef or chicken.

Food, Beverage and Packaging Costs

	For the years ended December 31,			% increase 2007 over 2006	% increase 2006 over 2005
	2007	2006	2005
	(dollars in millions)
Food, beverage and packaging	$346.4	$258.0	$202.3	34.3%	27.5%
As a percentage of revenue	31.9%	31.4%	32.2%

Food, beverage and packaging costs increased as a percentage of revenue in 2007 due to increased product cost, primarily avocados, chicken and steak, partially offset by menu price increases in selected markets in conjunction with the introduction of naturally raised beef or chicken, as well as an improvement in food controls. We have seen cost pressures as a result of freezes in California and Chile, which impacted citrus and avocado crops and we expect these cost pressures, along with pressure from significantly higher food costs for items such as wheat and corn, to continue into 2008.

In 2006, food costs decreased as a percentage of revenue due primarily to menu price increases and favorable commodity costs, partially offset by increased food costs associated with our Food With Integrity initiative.

Labor Costs

	For the years ended December 31,			% increase 2007 over 2006	% increase 2006 over 2005
	2007	2006	2005
	(dollars in millions)
Labor costs	$289.4	$231.1	$178.7	25.2%	29.3%
As a percentage of revenue	26.7%	28.1%	28.5%

Labor costs decreased as a percentage of revenue in 2007 primarily due to more effective management of staffing, improved employee efficiency as average restaurant sales increased faster than our need to add labor and lower insurance claims benefiting us as we became self-insured in the fourth quarter of 2006. The decrease was partially offset by an increase in hourly employee wages.

In 2006, labor costs as a percentage of revenue decreased primarily due to higher average restaurant sales, partially offset by additional staffing costs as we transitioned to our enhanced restaurant structure. We launched the enhanced restaurant management structure in the second quarter of 2006 focusing on developing a defined path for crew to become restaurant managers. This has enabled more promotions from within our existing crew, which has lowered turnover and decreased training costs in 2007.

Occupancy Costs

	For the years ended December 31,			% increase 2007 over 2006	% increase 2006 over 2005
	2007	2006	2005
	(dollars in millions)
Occupancy costs	$75.9	$58.8	$47.6	29.1%	23.4%
As a percentage of revenue	7.0%	7.1%	7.6%

In 2007 and 2006, occupancy costs decreased as a percentage of revenue due to higher average restaurant sales on a partially fixed-cost base, partially offset by higher rents for new locations.

Other Operating Costs

	For the years ended December 31,			% increase 2007 over 2006	% increase 2006 over 2005
	2007	2006	2005
	(dollars in millions)
Other operating costs	$131.5	$102.7	$83.0	28.0%	23.8%
As a percentage of revenue	12.1%	12.5%	13.2%

Other operating costs as a percentage of revenue declined in 2007 and 2006 primarily due to the effect of higher average restaurant sales on a partially fixed-cost base and operating efficiencies that are realized as we both grow in size and become more experienced. We also realized a benefit in 2007 and 2006 related to our promote from within strategy which reduced the dollars we spent on training external hires.

General and Administrative Expenses

	For the years ended December 31,			% increase 2007 over 2006	% increase 2006 over 2005
	2007	2006	2005
	(dollars in millions)
General and administrative expense	$75.0	$65.3	$52.0	14.9%	25.6%
As a percentage of revenue	6.9%	7.9%	8.3%

The increase in general and administrative expenses in 2007 primarily resulted from hiring more employees as we grew and an increase in stock-based compensation expense resulting from the stock-based compensation awards granted in 2007 and the one-time broad based option award granted in 2006 in conjunction with our initial public offering. The 2007 increase was partially offset by the reversal of the credit card contingency reserve in the second quarter of 2007 and costs incurred for the exchange offer conducted by McDonald’s in the third quarter of 2006, a secondary offering of our common stock in the second quarter of 2006 and severance costs incurred in the first and second quarters of 2006.

The increase in general and administrative expenses in 2006 primarily resulted from increased employee related expenses driven by hiring more employees, increase in stock-based compensation expense resulting from the one-time broad based option grant in conjunction with our initial public offering, incremental legal and audit costs due to growth and becoming a public company, costs incurred in conjunction with the secondary and exchange offers related to McDonald’s disposition of its interest in us, and increases in severance expense.

As a percentage of revenue, general and administrative expenses decreased in 2007 and 2006 due primarily to the effect of higher restaurant sales on a partially fixed-cost base, the reversal of the credit card contingency in the second quarter of 2007 and the costs incurred for the secondary and exchange offers and severance negatively impacting 2006.

Depreciation and Amortization

	For the years ended December 31,			% increase 2007 over 2006	% increase 2006 over 2005
	2007	2006	2005
	(dollars in millions)
Depreciation and amortization	$43.6	$34.3	$28.0	27.3%	22.2%
As a percentage of revenue	4.0%	4.2%	4.5%

Depreciation and amortization increased in 2007 and 2006 primarily due to the increase of 303 restaurants from January 1, 2005 to December 31, 2007. In addition, in 2007 and 2006 we accelerated depreciation on certain restaurant and office locations as a result of relocations or closures which have occurred or will occur. As a percentage of total revenue, depreciation and amortization has decreased as a result of higher average restaurant sales on a partially fixed-cost base.

Pre-opening Costs

	For the years ended December 31,			% increase 2007 over 2006	% increase 2006 over 2005
	2007	2006	2005
	(dollars in millions)
Pre-opening costs	$9.6	$6.8	$2.0	41.4%	*
As a percentage of revenue	0.9%	0.8%	0.3%
Restaurant openings	125	94	80

*	not meaningful

Pre-opening costs increased in 2007 primarily due to an increase in restaurant openings in 2007. Pre-opening costs increased in 2006 primarily as a result of the adoption of FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as expense. Had FSP 13-1 been effective prior to 2006, we would have recognized additional pre-opening costs of approximately $4.2 million in 2005.

Loss on Disposal of Assets

	For the years ended December 31,			% increase 2007 over 2006	% increase 2006 over 2005
	2007	2006	2005
	(dollars in millions)
Loss on disposal of assets	$6.2	$4.0	$3.1	54.9%	27.7%
As a percentage of revenue	0.6%	0.5%	0.5%

The increase in 2007 in loss on disposal of assets was due to an increase in both the age and number of restaurants, the upgrade of restaurant security systems and an increase in the write-offs associated with investigating potential restaurant sites that we considered but subsequently rejected. The increase in 2006 in loss on disposal of assets was due to a pending closure of one restaurant at the landlord’s request, the closure of one restaurant due to structural damage in the leased space and the write-off of obsolete or unused equipment.

Interest Income

	For the years ended December 31,			% decrease 2007 over 2006	% increase 2006 over 2005
	2007	2006	2005
	(dollars in millions)
Interest income	$6.1	$6.6	—	7.0%	*
As a percentage of revenue	0.6%	0.8%	—

*	not meaningful

In 2007 interest income decreased primarily due to an increase in investments in tax-exempt securities which have lower interest rates but are exempt from federal income taxes. In 2006 interest income increased as a result of investing our incremental cash and cash equivalents in short-term investments with maturities of three months or less. Our incremental cash and cash equivalents resulted from our initial public offering proceeds and cash from operations.

Income Tax (Provision) Benefit

	For the years ended December 31,			% increase 2007 over 2006	% increase 2006 over 2005
	2007	2006	2005
	(dollars in millions)
Income tax (provision) benefit	$(43.4)	$(26.8)	$7.5	61.9%	*
As a percentage of revenue	(4.0)%	(3.3)%	1.2%
Effective tax rate	38.1%	39.3%	(24.7)%

*	not meaningful

The 2007 effective tax rate decreased primarily due to increased investments in tax-exempt securities and a decrease in our estimated statutory state tax rate. The improvement was partially offset by a $0.5 million tax effect from non-deductible costs associated with the secondary offering and split-off transaction in 2006.

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

Quarterly Financial Data/Seasonality

The following table presents consolidated statement of income data for each of the eight quarters in the period ended December 31, 2007. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2007 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$236.1	$274.3	$286.4	$289.0
Operating income	$18.6	$30.7	$31.4	$27.5
Net income	$12.4	$20.0	$20.6	$17.6
Number of restaurants opened in quarter	28	32	28	37
Comparable restaurant sales increase	8.3%	11.6%	12.4%	10.6%

	2006 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$187.0	$204.9	$211.3	$219.7
Operating income	$12.7	$15.9	$17.9	$15.5
Net income	$8.0	$10.8	$11.8	$10.8
Number of restaurants opened in quarter	15	14	30	35
Comparable restaurant sales increase	19.7%	14.5%	11.6%	10.1%

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash, cash equivalent, and short-term investment balance of $171.2 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), and to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

In August 2007, we entered into a revolving line of credit with a principal amount of $15 million which expires in August 2008. The line of credit is for support of letters of credit we issue in the normal course of business and normal short-term working capital needs. The line of credit bears interest at our option at the prime rate, a fixed rate determined by the bank or an adjusted LIBOR rate. As of December 31, 2007, no amounts were outstanding.

We haven’t required significant working capital because customers pay using cash or credit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients. In addition, we generally have the right to pay for the purchase of food, beverage and supplies some time after the receipt of those items, generally within ten days, thereby reducing the need for incremental working capital to support our growth.

While operations continue to provide cash, our primary use of cash is in new restaurant development. As we expand into more urban areas, our average costs to open new restaurants will increase due to more significant reconstruction work that often needs to be done on those sites. Our total capital expenditures for 2007 were $141 million, and we expect to incur capital expenditures of about $150 million in 2008, relating primarily to our construction of new restaurants in both periods. In 2007, we spent on average about $880,000 in development and construction costs per restaurant, with end-caps costing about $740,000, in-lines costing about $930,000, free-standing costing about $1.1 million and urban costing about $1.4 million (in each case, reduced for landlord reimbursements). The average development and construction costs per restaurant increased from $860,000 in 2006 due to opening a larger portion of our restaurants in urban locations being partially offset by a decline in the percentage of free-standing restaurant openings and decreasing our average restaurant size. In 2008, we expect average development and construction costs to be approximately $900,000 per restaurant as a result of developing in higher cost markets as well as inflation in construction costs.

Contractual Obligations

Our contractual obligations as of December 31, 2007 were as follows:

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$1,410,566	$76,469	$155,795	$157,452	$1,020,850
Deemed landlord financing	7,395	366	740	785	5,504
Other contractual obligations(1)	12,271	12,271	—	—	—

Total contractual cash obligations	$1,430,232	$89,106	$156,535	$158,237	$1,026,354

(1)	We enter into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and corporate sponsorships.

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

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we had no off-balance sheet arrangements or obligations.

Inflation

The primary areas of our operations affected by inflation are food, labor, fuel, insurance, utility costs and materials used in the construction of our restaurants. Although almost all of our crew members make more than the minimum wage, increases in the applicable federal or state minimum wage will have an impact on our labor costs. Additionally, many of our leases require us to pay taxes, maintenance, utilities and insurance, all of which are generally subject to inflationary increases.

Critical Accounting Estimates

We describe our significant accounting policies in Note 1 of our consolidated financial statements. Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock options, which requires assumptions to be made regarding our stock price volatility, the expected life of the option and expected dividend rates. The volatility assumptions were derived primarily from historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to us and our volatility while a public company. Had we arrived at different assumptions of stock price volatility or expected lives of our options, our stock-based compensation expense and result of operations could have been different.

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

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2007 and 2006. Once resolved, however, these actions may affect our operating results and cash flows.

Sabbatical Liability

We offer our employees a sabbatical leave after each ten years of service they complete. We record a liability for our estimate of the accumulated sabbatical expense as of the balance sheet date. Our estimated liability is based on a number of factors including actuarial assumptions and historical trends. Changes in assumptions and trends could result in a materially different liability and expense.

Adoption of New Accounting Standards

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences (“EITF 06-2”). The EITF concluded that sabbatical leave accumulates pursuant to the criteria of Statement of Accounting Standard No. 43 Accounting for Compensated Absences (“FAS 43”) and therefore the benefit should be accrued if the remaining criteria of FAS 43 are met. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 can be applied as a change in accounting principle either as a cumulative-effect adjustment to beginning retained earnings in the year of adoption or as retrospective application to all prior periods. We offer sabbatical leave to employees who have provided ten years of services. Previously, we expensed sabbatical costs as incurred.

We determined an estimated accrued sabbatical balance as of December 31, 2006 of $2.6 million which we recognized as a cumulative-effect adjustment to beginning retained earnings in the first quarter of 2007. During 2007, the assumptions used were changed to estimate the accrual for only the sabbatical currently being earned. In addition, the tax impact of the cumulative effect adjustment had been excluded. As a result, we adjusted the amount of the cumulative-effect adjustment that was recorded to retained earnings effective January 1, 2007 to $1.0 million (net of taxes of $675,000). We have deemed the impact of the adjustment to be immaterial to the consolidated balance sheet for each of the 2007 quarterly reports. During the year ended December 31, 2007, we accrued sabbatical expense of $331,000 (net of taxes of $212,000).

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have an impact on our consolidated financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to elect the option to measure any existing financial instruments at fair value, therefore, we do not expect the adoption of FAS 159 to have an impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. FAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash, cash equivalents, and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2007, we had $163.5 million deposited in short-term investments and available-for-sale securities bearing a weighted-average interest rate of 3.6% (approximately 5.2% tax equivalent).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, effective January 1, 2006, the Company changed its method for accounting for pre-opening rental costs to conform with FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, effective January 1, 2007, the Company changed its method for accounting for income taxes to conform with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective January 1, 2007, the Company changed its method for accounting for sabbatical leave to conform with Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Denver, Colorado

February 25, 2008

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$151,176	$153,642
Accounts receivable, net of allowance for doubtful accounts of $237 and $344 as of December 31, 2007 and 2006, respectively	5,373	4,865
Receivable—McDonald’s Corp.	—	8,783
Inventory	4,332	3,505
Current deferred tax assets	2,431	930
Prepaid expenses	8,997	7,112
Income tax receivable	9,535	—
Available-for-sale securities	20,000	—

Total current assets	201,844	178,837
Leasehold improvements, property and equipment, net	494,930	404,740
Other assets	3,402	2,893
Goodwill	21,939	17,738

Total assets	$722,115	$604,208

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,880	$19,567
Accrued payroll and benefits	26,210	16,764
Accrued liabilities	27,135	23,277
Current portion of deemed landlord financing	76	71
Income tax payable	—	1,522

Total current liabilities	73,301	61,201
Deferred rent	63,192	46,222
Deemed landlord financing	3,960	4,036
Deferred income tax liability	16,483	18,681
Other liabilities	3,069	111

Total liabilities	160,005	130,251

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of December 31, 2007 and 2006	—	—
Class A common stock, $0.01 par value, 200,000 shares authorized, 14,431 and 14,222 shares outstanding as of December 31, 2007 and 2006, respectively	144	142
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,374 and 18,322 shares outstanding as of December 31, 2007 and 2006, respectively	184	183
Additional paid-in capital	489,296	470,653
Accumulated other comprehensive income	—	7
Retained earnings	72,486	2,972

Total shareholders’ equity	562,110	473,957

Total liabilities and shareholders’ equity	$722,115	$604,208

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Years ended December 31
	2007	2006	2005
Revenue:
Restaurant sales	$1,085,047	$819,787	$625,077
Franchise royalties and fees	735	3,143	2,618

Total revenue	1,085,782	822,930	627,695

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	346,393	257,998	202,288
Labor	289,417	231,134	178,721
Occupancy	75,891	58,804	47,636
Other operating costs	131,512	102,745	82,976
General and administrative expenses	75,038	65,284	51,964
Depreciation and amortization	43,595	34,253	28,026
Pre-opening costs	9,585	6,778	1,971
Loss on disposal of assets	6,168	3,982	3,119

	977,599	760,978	596,701

Income from operations	108,183	61,952	30,994
Interest income	6,115	6,574	36
Interest expense	(296)	(271)	(790)

Income before income taxes	114,002	68,255	30,240
(Provision) benefit for income taxes	(43,439)	(26,832)	7,456

Net income	$70,563	$41,423	$37,696

Earnings per share
Basic	$2.16	$1.29	$1.43

Diluted	$2.13	$1.28	$1.43

Weighted average common shares outstanding
Basic	32,672	32,051	26,281

Diluted	33,146	32,465	26,374

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Tax Receivable McDonald’s Corp	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	—	$—	26,281	$263	$384,426	$(45,985)	$(76,147)	$9	$262,566
Tax sharing arrangement					(10,417)	17,790			7,373
Stock-based compensation					1,719				1,719
Net income							37,696		37,696

Balance, December 31, 2005	—	—	26,281	263	375,728	(28,195)	(38,451)	9	309,354
Issuance of common stock	6,061	61			133,272				133,333
Costs to issue common stock					(12,436)				(12,436)
Grant of common stock	1	—			100				100
Conversion of common stock	8,010	80	(8,010)	(80)					—
Stock-based compensation			51	—	5,870				5,870
Stock option exercises	150	1			2,751				2,752
Excess tax benefit on option exercises, net of utilization of $423					934				934
Tax sharing arrangement					(35,566)	19,412			(16,154)
Separation from McDonald’s						8,783			8,783
Comprehensive income:
Net income							41,423		41,423
Foreign currency translation adjustment								(2)	(2)

Total comprehensive income									41,421

Balance, December 31, 2006	14,222	142	18,322	183	470,653	—	2,972	7	473,957
Grant of common stock	2				192				192
Stock-based compensation			52	1	8,135				8,136
Stock option exercises	207	2			3,861				3,863
Excess tax benefit on option exercises, net of utilization of $177					6,455				6,455
Cumulative affect of change in accounting principle, net of income tax of $675							(1,049)		(1,049)
Comprehensive income:
Net income							70,563		70,563
Foreign currency translation adjustment								(7)	(7)

Total comprehensive income									70,556

Balance, December 31, 2007	14,431	$144	18,374	$184	$489,296	$—	$72,486	$—	$562,110

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years ended December 31
	2007	2006	2005
Operating activities
Net income	$70,563	$41,423	$37,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,595	34,253	28,026
Current income tax (benefit) provision	—	(782)	15,541
Deferred income tax benefit	(3,545)	(1,857)	(2,654)
Change in valuation allowance	521	—	(20,343)
Loss on disposal of assets	6,168	3,982	3,119
Bad debt allowance	—	(59)	(359)
Stock-based compensation	7,801	5,193	2,103
Other	15	(323)	(678)
Changes in operating assets and liabilities:
Accounts receivable	(508)	(2,873)	916
Inventory	(771)	(880)	(369)
Prepaid expenses	(1,885)	1,499	(3,757)
Other assets	(469)	(242)	(477)
Accounts payable	2,065	912	5,553
Accrued liabilities	13,299	11,304	6,485
Income tax (receivable) payable	(8,721)	2,222	—
Due from McDonald’s Corp.	—	—	(177)
Deferred rent	17,561	9,714	6,806
Other long-term liabilities	1,234	111	—

Net cash provided by operating activities	146,923	103,597	77,431

Investing activities
Purchases of leasehold improvements, property and equipment, net	(140,545)	(97,312)	(83,036)
Purchases of available-for-sale securities	(20,000)	—	—
Franchise acquisitions	(5,668)	—	—

Net cash used in investing activities	(166,213)	(97,312)	(83,036)

Financing activities
Net proceeds from sale of common stock	—	133,333	—
Costs of issuing common stock	—	(12,436)	—
Proceeds from McDonald’s—tax sharing agreement	6,400	19,468	7,402
Proceeds from option exercises	3,863	2,752	—
Excess tax benefit on stock-based compensation	6,632	1,357	—
Proceeds from McDonald’s—intercompany notes	—	2,248	37,905
Payments to McDonald’s—intercompany notes	—	—	(38,743)
Changes in cash overdrafts	—	—	(4,431)
Proceeds from deemed landlord financing	—	635	3,549
Payments on deemed landlord financing	(71)	(61)	(16)

Net cash provided by financing activities	16,824	147,296	5,666

Net change in cash and cash equivalents	(2,466)	153,581	61
Cash and cash equivalents at beginning of year	153,642	61	—

Cash and cash equivalents at end of year	$151,176	$153,642	$61

Supplemental disclosures of cash flow information
Taxes paid	$48,550	$26,316	$—

Non-cash pre-opening rent capitalized to leasehold improvements	$—	$—	$2,667

Net change in purchases of leasehold improvements, property and equipment accrued in accounts payable	$1,752	$(5,467)	$(4,168)

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 33 states throughout the United States and in the District of Columbia. As of December 31, 2007 and 2006, the Company operated 704 and 573 restaurants, respectively, and had zero and eight restaurants operated by franchisees as of the end of 2007 and 2006, respectively. The Company is transitioning the management of its operations from three regions to five regions and has aggregated its operations to one reportable segment.

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

McDonald’s Disposition

From 2000 to October 2006, McDonald’s was the controlling shareholder of the Company’s voting and economic interest. During 2006, through the initial public offering in January 2006, a secondary offering in May 2006 and a tax-free exchange offer in October 2006 (the “Disposition”), McDonald’s disposed of its interest in the Company and no longer holds any voting or economic interest in the Company.

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

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. A deferred liability is recognized for gift cards that have been sold but not yet redeemed at their anticipated redemption value. The Company recognizes revenue and reduces the related deferred liability when the gift cards are redeemed. Fees from franchised restaurants include continuing rent and service fees, initial fees and royalties. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon opening a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities.

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

Inventory

Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or market. The Company has no minimum purchase commitments with its vendors. Certain key ingredients (steak, chicken, pork and tortillas) are purchased from a small number of suppliers.

Available-for-Sale Securities

Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses, net of tax, included as a component of other comprehensive income. The Company recognizes impairment charges on available-for-sale securities in the consolidated statement of income when management believes the decline in the investment value is other-than-temporary.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are stated at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $7,083, $5,849, and $4,994 for the years ended December 31, 2007, 2006 and 2005, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	3-10 years
Equipment	3-7 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill resulted from McDonald’s purchases of the Company and the Company’s acquisitions of franchises. Goodwill determined to have an indefinite life is not subject to amortization, but instead is tested for impairment at least

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

annually in accordance with the provision of Financial Accounting Standards Board (“FASB”) Standard No. 142, Goodwill and Other Intangible Assets (“FAS 142”). In accordance with FAS 142, the Company is required to make any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company’s analysis, no impairment charges were recognized for the years ended December 31, 2007, 2006 and 2005.

Other Assets

Other assets consist primarily of transferable liquor licenses which are carried at the lower of fair value or cost.

Impairment of Long-Lived Assets

In accordance with FASB Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“FAS 144”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2007 and 2006, an aggregate impairment charge of $187 and $693, respectively, was recognized in loss on disposition of assets in the consolidated statement of income. The 2007 charge was related to an upcoming closure of a restaurant due to the landlord’s decision to redevelop the location. The 2006 charge was related to the closure of one restaurant due to structural damage and the closure of another restaurant due to the landlord’s decision to redevelop the location. Fair value of the restaurants was determined using the expected cash flows method of anticipated cash flows through the estimated date of closure. No impairment charges were recognized in 2005.

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets and liabilities, because of their short-term nature, approximates fair value.

Income Taxes

The Company recognizes deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset. When it is more likely than not that a position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is greater than 50% likely of being realized after settlement with a tax authority. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in provision for income taxes in the consolidated statement of income.

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

Restaurant Pre-Opening Costs

Pre-opening costs, including wages, benefits and travel for the training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business. These costs include rent since the adoption of FASB Staff Position No. FAS 13-1 (“FSP 13-1”) in January 2006.

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

Advertising Costs

Advertising is expensed as incurred and aggregated $18,629, $13,918 and $10,748 for the years ended December 31, 2007, 2006 and 2005, respectively.

Rent

Rent expense for the Company’s leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Prior to January 1, 2006, rent expense for the period prior to restaurant opening was capitalized and included in leasehold improvements in the consolidated balance sheet. Rent capitalized during the pre-opening period was $4,229 for the year ended December 31, 2005. Effective January 1, 2006 with the adoption of FSP 13-1 pre-opening rent is included in pre-opening costs in the consolidated income statement. For the years ended December 31, 2007 and 2006, $5,363 and $3,793 of pre-opening rent was included in pre-opening costs, respectively. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.

Additionally, certain of the Company’s operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers contingent rent, provided the achievement of that target is considered probable.

Foreign Currency Translation

The Company’s international operations generally use its local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities, and accounts receivables. The Company invests its cash and cash equivalents with financial institutions consistent with its investment policy. The Company’s cash and securities balances may exceed federally insured limits. Concentration of credit risk related to accounts receivables are limited, as the Company’s receivables are primarily with its landlords for the reimbursements of tenant improvements.

2. New Accounting Principles

Adoption of New Accounting Principles

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences (“EITF 06-2”). The EITF concluded that sabbatical leave accumulates pursuant to the criteria of Statement of Accounting Standard No. 43 Accounting for Compensated Absences (“FAS 43”) and therefore the benefit should be accrued if the remaining criteria of FAS 43 are met. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 can be applied as a change in accounting principle either as a cumulative-effect adjustment to beginning retained earnings in the year of adoption or as retrospective application to all prior periods. The Company offers sabbatical leave to employees who have provided ten years of services. Previously, the Company expensed sabbatical costs as incurred.

The Company determined an estimated accrued sabbatical balance as of December 31, 2006 of $2,600 which the Company recognized as a cumulative-effect adjustment to beginning retained earnings in the first quarter of 2007. During 2007, the assumptions used were changed to estimate the accrual for only the sabbatical currently being earned. In addition, the tax impact of the cumulative-effect adjustment had been excluded. As a result, the Company adjusted the amount of the cumulative-effect adjustment that was recorded to retained earnings effective January 1, 2007 to $1,049 (net of taxes of $675). The Company has deemed the impact of the adjustment to be immaterial to the consolidated balance sheet for each of the 2007 quarterly reports. During the year ended December 31, 2007, the Company accrued sabbatical expense of $331 (net of taxes of $212).

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect to elect the option to measure any existing financial instruments at fair value, therefore it does not expect the adoption of FAS 159 to have an impact on its consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. FAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 157 to have a material impact on its consolidated financial statements.

3. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:

	December 31
	2007	2006
Land	$8,215	$8,215
Leasehold improvements and buildings	489,760	393,980
Furniture and fixtures	52,300	42,770
Equipment	95,651	77,409

	645,926	522,374
Accumulated depreciation	(150,996)	(117,634)

	$494,930	$404,740

Accrued liabilities were as follows:

	December 31
	2007	2006
Gift card liability	$9,042	$6,984
Sales tax payable	5,645	4,381
Other accrued expenses	12,448	11,912

	$27,135	$23,277

4. Franchise Acquisitions

On March 7, March 31, and April 30, 2007, the Company acquired two, two and four franchised restaurants, respectively. The results of operations have been included in the Company’s consolidated financial results from the dates of acquisition. These acquisitions resulted from the franchisees’ obligation under their franchise agreement with McDonald’s to dispose of either their Chipotle franchise or their McDonald’s franchise within 24 months after McDonald’s ceased to own a majority of the outstanding common stock of the Company, which occurred on October 12, 2006. The acquisitions were accounted for using the purchase method as defined in FASB Standard No. 141, Business Combinations. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is deductible for tax purposes. Goodwill will not be amortized, but instead will be tested for impairment at least annually. The aggregate purchase price of $5,668 for the eight restaurants acquired has been allocated as follows:

Net current assets	$51
Leasehold improvements, property and equipment	1,416
Goodwill	4,201

Total	$5,668

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

5. Borrowings Under Line of Credit

In August 2007, the Company entered into a revolving line of credit available to support letters of credit issued in the normal course of business and for normal short-term working capital needs. The line of credit has a principal amount of $15,000 and expires in August 2008. Borrowings against the line of credit bear interest at the Company’s option at the prime rate, a fixed rate determined by the bank or an adjusted LIBOR rate. As of December 31, 2007, there were no borrowings outstanding however, there were two letters of credit issued for an aggregate amount of $6,312 which expire in November 2008.

6. Income Taxes

The components of the benefit (provision) for income taxes are as follows:

	Years ended December 31
	2007	2006	2005
Current tax:
Federal	$(38,916)	$(24,590)	$(13,426)
State	(7,547)	(4,099)	(2,115)

	(46,463)	(28,689)	(15,541)

Deferred tax:
Federal	3,273	2,263	3,429
State	272	(406)	(775)

	3,545	1,857	2,654

Valuation allowance	(521)	—	20,343

Total benefit (provision) for income taxes	$(43,439)	$(26,832)	$7,456

The effective tax rate differs from the statutory tax rates as follows:

	Years ended December 31
	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	4.2	4.3	4.8
Meals and entertainment	0.3	0.2	0.6
Tax exempt interest income	(1.5)	(0.2)	—
Other	(0.3)	—	2.2
Valuation allowance	0.4	—	(67.3)

Effective income tax rates	38.1%	39.3%	(24.7)%

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31,
	2007	2006
Long-term deferred income tax liability:
Leasehold improvements, property and equipment	$38,805	$29,015
Goodwill and other assets	330	—

Total long-term deferred income tax liability	39,135	29,015

Long-term deferred income tax asset:
Deferred rent	16,645	7,986
Gift card liability	452	—
Capitalized transaction costs	521	—
Stock compensation and other employee benefits	5,555	2,237
Separate state net operating loss carryforwards	—	111
Valuation allowance	(521)	—

Total long-term deferred income tax asset	22,652	10,334

Net long-term deferred income tax liability	(16,483)	(18,681)

Current deferred income tax liability:
Prepaid assets and other	596	748

Total current deferred income tax liability	596	748

Current deferred income tax asset:
Allowances, reserves and other	2,683	1,673
Stock compensation and other employee benefits	344	5

Total current deferred income tax asset	3,027	1,678

Net current deferred income tax asset	2,431	930

Total deferred income tax liability	$(14,052)	$(17,751)

As of December 31, 2007, the Company had no unrecognized tax benefits. There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statute of limitations. The Company is open to federal and state tax audits until the applicable statute of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2005. For the majority of states where the Company has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2003.

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

In accordance with the tax allocation agreement between McDonald’s and the Company, which is effective any time the Company is included in a consolidated return with McDonald’s, the Company’s tax liability was computed on a separate return basis. The Company would pay McDonald’s for its allocated tax liability or if it benefited from net losses or tax credits of other members of the consolidated tax return. Likewise, McDonald’s would compensate the Company if it had a net operating loss or tax credit during the tax year that is used by other members of McDonald’s consolidated return. To the extent the Company generated taxable income it would first be allocated to the separate return limitation year (“SRLY”) losses. Once the SRLY losses had either been fully utilized or expired, the taxable income would be offset against the tax attributes/deferred tax assets previously used by McDonald’s. McDonald’s used $118,041 of the Company’s losses as a reduction of taxable income in its consolidated federal return. No tax benefit was reflected in the consolidated statement of operations for McDonald’s use of the Company’s NOLs; rather a capital contribution was recorded.

7. Shareholders’ Equity

Common Stock

The restated certification of incorporation authorizes the issuance of an aggregate 230,000 shares of common stock consisting of 30,000 shares of class B common stock with a $0.01 par value and 200,000 shares of class A common stock with a $0.01 par value. Prior to Disposition, each share of class B common stock was convertible at the option of the shareholder into one share of class A common stock, and each share of class B common stock generally also converted into one share of class A common stock if a transfer of ownership occurred. Shares of class B common stock are no longer convertible beginning October 12, 2006. Shares of class B common stock participate equally in dividends with shares of class A common stock. Shares of class B and class A common stock generally vote as a single class of common stock. Shares of class B common stock have ten votes per share whereas class A common stock shares have one vote per share, except that for purposes of approving a merger or consolidation, a sale of substantially all property or dissolution, each share of both class A and class B will have only one vote.

8. Stock Based Compensation

Effective with the Company’s initial public offering the Company adopted the Chipotle Mexican Grill, Inc. 2006 Incentive Plan (the “Plan”). Under the Plan, 2,200 shares of class A common stock have been authorized and reserved for issuances to eligible employees, of which 971 represent shares that were authorized for issuance, but not issued under the Plan at December 31, 2007. The Plan is administered by the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for options granted under the Plan cannot be less than fair market value at the date of grant.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

In February 2007, the Company issued 275 options to purchase shares of its class A common stock to eligible employees with a grant date fair value of $24.80 per share and an exercise price of $63.89 per share which vest on the third anniversary of the grant date and expire after seven years. Compensation expense is generally recognized equally over the three year vesting period. Compensation expense related to employees eligible to retire and retain rights to the awards is recognized over six months which coincides with the notice period. The Company also granted to executive officers 120 shares of non-vested class A common stock with a grant date fair value of $63.89 which vest in two equal installments on the second and third anniversary of the grant. Compensation expense is recognized on a straight-line basis for each separate vesting portion (graded vesting).

In August 2007, the Company granted three shares of non-vested class A common stock with a grant date fair value of $99.19 which vest in two equal installments on the second and third anniversary of the grant. Compensation expense is recognized on a straight-line basis for each separate vesting portion.

In January 2006, in conjunction with the initial public offering, the Company granted a one-time grant of 774 options to purchase shares of class A common stock to all of its salaried employees. The exercise price of the options was set at the grant date fair value, the initial public offering price, of $22.00 per share. The options granted vest three years from the date of grant and expire after seven years. Compensation expense is generally recognized equally over the three year vesting period. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period.

In 2005, the Company granted 153 shares of non-vested class B common stock with a grant-date fair value of $19.50 per share (a related party contemporaneous valuation) which vest evenly over three years. During the years ended December 31, 2007 and 2006, 52 and 51 shares vested. No shares have been forfeited. Compensation expense is recognized over the vesting period.

The Company granted stock appreciation rights (“SARs”) on 167 shares of common stock in 2004, of which 18 were forfeited during 2005. Effective with the Company’s initial public offering, all SARs outstanding as of January 25, 2006 were converted into options to purchase 149 shares of class A common stock. The options, which have terms consistent with the original SARs, have an exercise price of $22.35 per share, vest three years from the date of grant (vesting in full in July 2007) and expire five years and six months after the original grant date. Upon conversion, the options were remeasured. The portion of the incremental compensation costs related to service periods that were completed as of the conversion date, of $149, was recognized immediately. Until converted, the SARs were accounted for as a liability, and compensation expense was revalued each reporting period and recognized over the remaining vesting period.

Stock-based compensation, including options, restricted shares and SARs, was $8,136 ($4,955 net of tax) in 2007, $5,293 ($3,218 net of tax) in 2006 and $2,103 ($1,266 net of tax) in 2005. During the year ended December 31, 2006, stock-based compensation expense included $1,115 from the acceleration of vesting on 49 options upon the termination of two employees. For the years ended December 31, 2007 and 2006, $335 and $100 of stock-based compensation was recognized as capitalized development and is included in property, plant and equipment in the consolidated balance sheet. Unearned compensation as of December 31, 2007 was $5,281 for options and $5,201 for unvested restricted shares. The remaining vesting period as of December 31, 2007 for unvested options generally was between 1.1 and 2.1 years, and for unvested restricted stock was between 0.2 and 2.6 years.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

A summary of option activity as of and for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except per share data):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Options outstanding as of December 31, 2004	241	$16.25
Expired	(6)	$14.97	$6.27
Forfeited	(10)	$17.49	$6.81

Options outstanding as of December 31, 2005	225	$16.23
Granted	774	$22.00	$9.21
SARs conversion	149	$22.35	$8.08
Exercised	(150)	$18.33	$7.24
Forfeited	(58)	$22.01	$9.17

Options outstanding as of December 31, 2006	940	$21.26
Granted	275	$63.89	$24.80
Exercised	(207)	$18.68	$7.15
Forfeited	(43)	$23.15	$9.64

Options outstanding as of December 31, 2007	965	$33.87

The following table reflects the vesting activity of options as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	Vested and Exercisable Shares	Total Fair Value	Weighted- Average Exercise Price	Intrinsic Value	Weighted- Average Remaining Contractual Life
As of December 31, 2004	—	$—	$—	$—	—
Vested	112

As of December 31, 2005	112	$704	$14.97	$509	1.9
Vested	170	$2,120
Exercises	(150)			$4,947

As of December 31, 2006	132	$872	$16.45	$5,369	1.4
Vested	110	$887
Exercises	(207)			$17,749

As of December 31, 2007	35	$280	$21.75	$4,432	1.9

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

The following table reflects the assumptions utilized to value the 2007 stock option awards granted, the 2006 stock option awards granted, option modifications in 2006, the SARs conversion upon the initial public offering and to value the SARs as of December 31, 2005 using the Black-Scholes valuation model. In accordance with FAS 123(R), upon conversion to options in conjunction with the initial public offering, the SARs were revalued using the assumptions as of that date. In addition, the SARs were revalued as of December 31, 2005 using the assumptions effective as of that date which are also noted above. The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The expected life of the 2007 and 2006 granted options was derived utilizing the short-cut method allowed for a vanilla option grant under Staff Accounting Bulletin No. 107, in which the expected life is assumed to be the average of the vesting period and the contractual life of the option. The Company has not paid dividends to date and does not plan to pay dividends in the near future. The volatility assumptions were derived from the Company’s actual and implied volatilities and historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company. In 2005, the Company’s annual independent stock valuations were also considered in the calculation of volatility.

	2007	2006	2005
Risk-free interest rate	4.7%	4.4% to 5.3%	3.9%
Expected life (years)	5.0	0.1 to 5.0	5.0
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	35%	40.0%	37.0%

9. Employee Benefit Plans

In October 2006, effective upon consummation of the Disposition, the Company adopted the Chipotle Mexican Grill 401(k) plan (the “401(k) plan”). Prior to October 2006, eligible Chipotle employees were participants of a 401(k) plan sponsored by McDonald’s. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2007, 2006 and 2005, Company matching contributions totaled approximately $1,234, $1,070 and $828, respectively.

As a result of the Disposition, the Company adopted the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. The Deferred Plan is a non-qualified, unfunded plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2007 and 2006 were $800 and $111, respectively, and are included in other long-term liabilities in the consolidated balance sheet. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2007 and 2006, the Company made deferred compensation matches of $137 and $25, respectively, to the Deferred Plan. Prior to October 2006, eligible Chipotle employees were participants of a deferred compensation plan sponsored by McDonald’s.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

10. Related-Party Transactions

Prior to the Disposition, the Company was a wholly-owned subsidiary of McDonald’s. Transactions through the date of separation are considered related-party transactions and are discussed below.

The consolidated statement of income reflects charges from McDonald’s of $8,667 and $8,790 for the years ended December 31, 2006 and 2005, respectively. These charges primarily related to reimbursements of payroll and related expenses for certain McDonald’s employees that performed services for the Company, insurance coverage, software maintenance agreements and non-income based taxes. The charges were specifically identifiable to the Company. The Company cannot estimate with any reasonable certainty what these charges would have been on a stand-alone basis. However, the Company feels that these charges are indicative of what it could have incurred on a stand-alone basis.

The Company leased office and restaurant space from McDonald’s and its affiliates. Rent expense was $276 and $404 for such leases for the years ended December 31, 2006 and 2005, respectively. In addition, McDonald’s provided temporary capital under a line of credit. For the year ended December 31, 2005, interest expense, net of interest income, was $679.

11. Leases

The Company generally operates its restaurants in leased premises. Lease terms for traditional shopping center or building leases generally include combined initial and option terms of 20-25 years. Ground leases generally include combined initial and option terms of 30-50 years. The option terms in each of these leases are typically in five-year increments. Typically, the lease includes rent escalation terms every five years including fixed rent escalations, escalations based on inflation indexes, and fair market value adjustments. Certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. The leases generally provide for the payment of common area maintenance, property taxes, insurance and various other use and occupancy costs by the Company. In addition, the Company is the lessee under non-cancelable leases covering certain offices.

Future minimum lease payments required under existing operating leases as of December 31, 2007 are as follows:

2008	$76,469
2009	77,580
2010	78,215
2011	78,418
2012	79,034
Thereafter	1,020,850

Total minimum lease payments	$1,410,566

Minimum lease payments have not been reduced by minimum sublease rentals of $3,606 due in the future under non-cancelable subleases.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

Rental expense consists of the following:

	For the years ended December 31,
	2007	2006	2005
Minimum rentals	$70,375	$50,880	$42,506
Contingent rentals	$1,162	$955	$431
Sublease rental income	$(1,499)	$(3,365)	$(2,070)

During the years ended December 31, 2006 and 2005, the Company entered into one and five sales and leaseback transactions, respectively. These transactions do not qualify for sales leaseback accounting because of the Company’s deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $4,036 as of December 31, 2007. The future minimum lease payments for each of the next five years and thereafter for deemed landlord financing obligations are as follows:

2008	$366
2009	366
2010	373
2011	391
2012	394
Thereafter	5,504

Total minimum lease payments	7,394
Less: Interest implicit in lease	(3,358)

Total deemed landlord financing	$4,036

12. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“Diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include potential common shares related to stock options and non-vested stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. No options to purchase shares of common stock were excluded from the calculation of Diluted EPS because there were no anti-dilutive options.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

The following table sets forth the computations of basic and dilutive earnings per share:

	Year ended December 31,
	2007	2006	2005
Net income	$70,563	$41,423	$37,696
Shares:
Weighted average number of common shares outstanding	32,672	32,051	26,281
Dilutive stock options	397	319	67
Dilutive non-vested stock	77	95	26

Diluted weighted average number of common shares outstanding	33,146	32,465	26,374

Basic earnings per share	$2.16	$1.29	$1.43

Diluted earnings per share	$2.13	$1.28	$1.43

13. Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements and orders submitted for equipment for restaurants under construction.

Litigation

In August 2004, the merchant bank that processes the Company’s credit and debit card transactions informed the Company it may have been the victim of a possible theft of credit and debit card data. During 2004, the Company recorded a reserve for the potential exposure for losses and fines of $4,000. Through June 30, 2007, the Company utilized $2,789 of the reserve to cover fines and losses. In June 2007, the Company determined more than 90% of the possibly-affected cards had expired and the Company had incurred minimal losses from related claims in the last year. Accordingly, the Company concluded that any remaining exposure was remote and reversed the remaining reserve of $1,211 ($737 net of income tax and $0.02 impact on basic and diluted earnings per share for the year ended December 31, 2007) in general and administrative expenses in the consolidated statement of income. To the extent the Company receives additional claims or incurs fines or legal or other expenses related to this matter, such amounts will be recognized as expense in the consolidated statement of income when incurred.

A lawsuit has been filed against the Company in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to its employees. The case seeks damages, penalties and attorney’s fees on behalf of a purported class of the Company’s present and former employees. The Company is currently investigating these claims, and although it has various defenses it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2007. These matters could affect the operating results of any one

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar and share amounts in thousands, unless otherwise specified)

quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

14. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2007
	March 31	June 30	September 30	December 31
Revenue	$236,095	$274,346	$286,431	$288,910
Operating income	$18,649	$30,682	$31,396	$27,456
Net income	$12,440	$19,981	$20,604	$17,538
Basic earnings per share	$0.38	$0.61	$0.63	$0.54
Diluted earnings per share	$0.38	$0.60	$0.62	$0.53

	2006
	March 31	June 30	September 30	December 31
Revenue	$187,015	$204,936	$211,260	$219,719
Operating income	$12,733	$15,870	$17,853	$15,496
Net income	$7,988	$10,792	$11,802	$10,841
Basic earnings per share	$0.26	$0.33	$0.36	$0.33
Diluted earnings per share	$0.26	$0.33	$0.36	$0.33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Change in Internal Control over Financial Reporting

There were no changes during the year ended December 31, 2007 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Chipotle Mexican Grill, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control Integrated Framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited Chipotle Mexican Grill, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Chipotle Mexican Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chipotle Mexican Grill, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 25, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Denver, Colorado

February 25, 2008

ITEM 9B.	OTHER INFORMATION

On February 20, 2008, the Compensation Committee of our Board of Directors approved grants to our executive officers of stock appreciation rights, as well as performance shares, each denominated in shares of our class A common stock, under our 2006 Stock Incentive Plan. The effectiveness of these grants is subject to the approval at our 2008 Annual Meeting of Shareholders of amendments to our 2006 Stock Incentive Plan. The following table sets forth the total shares subject to the stock appreciation rights and performance share awards:

Name of Executive Officer	Stock Appreciation Rights	Performance Shares
Steve Ells	90,500	41,600
Montgomery F. Moran	66,000	30,400
John R. Hartung	31,700	15,000
Robert D. Wilner	15,000	7,500

The stock appreciation rights have a base price of $102.65 per share, the closing market price of our class A common stock on the grant date, and include a three-year vesting period and seven-year term. No stock appreciation rights vest prior to the third anniversary of the grant, subject to possible acceleration of vesting in certain circumstances. The performance shares will be issued, if at all, upon our achievement of a financial performance goal, but will not be issued prior to February 2010. The performance shares are subject to pro-rata payouts and acceleration of vesting in certain circumstances. The full terms of these grants are set forth in the forms of Stock Appreciation Rights Agreement and Performance Share Agreement filed as exhibits to this Annual Report on Form 10-K, and in the 2006 Stock Incentive Plan, as amended.

Also on February 20, 2008, the Compensation Committee approved new base salaries to be paid to the executive officers beginning in March 2008. The committee set Mr. Ells’s 2008 base salary at $1,000,000, Mr. Moran’s 2008 base salary at $600,000, Mr. Hartung’s 2008 base salary at $425,000; and Mr. Wilner’s 2008 base salary at $325,000.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2007.

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

Date: February 26, 2008

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

Signature	Date	Title

/S/ STEVE ELLS Steve Ells	February 26, 2008	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/S/ MONTGOMERY F. MORAN Montgomery F. Moran	February 26, 2008	President, Chief Operating Officer and Director (principal executive officer)

/S/ JOHN R. HARTUNG John R. Hartung	February 26, 2008	Chief Finance and Development Officer (principal financial officer)

/S/ ROBIN S. ANDERSON Robin S. Anderson	February 26, 2008	Executive Director and Controller (principal accounting officer)

/S/ ALBERT S. BALDOCCHI Albert S. Baldocchi	February 26, 2008	Director

/S/ JOHN S. CHARLESWORTH John S. Charlesworth	February 26, 2008	Director

/S/ NEIL W. FLANZRAICH Neil W. Flanzraich	February 26, 2008	Director

/S/ PATRICK J. FLYNN Patrick J. Flynn	February 26, 2008	Director

/S/ DARLENE J. FRIEDMAN Darlene J. Friedman	February 25, 2008	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Restated Bylaws.(1)

4.1	Form of Stock Certificate for Class A Common Shares.(1)

4.2	Form of Stock Certificate for Class B Common Shares.(2)

10.1†	Chipotle Executive Stock Option Plan.(3)

10.3†	Chipotle 2006 Cash Incentive Plan.(4)

10.4†	Chipotle 2006 Stock Incentive Plan, including the form of 2006 Option Agreement and form of Option Agreement for converted SARs.(4)

10.4.1†	Amendment No. 1 to Chipotle 2006 Stock Incentive Plan.(5)

10.4.2†	Form of Stock Option Agreement.(5)

10.4.3†	Form of Restated Restricted Stock Agreement.

10.4.4†	Form of Stock Appreciation Rights Agreement.

10.4.5†	Form of Performance Share Agreement.

10.5†	Restricted Stock Award Agreement between Chipotle Mexican Grill, Inc. and Montgomery F. Moran.(4)

10.6	Services Agreement dated January 31, 2006 between Chipotle Mexican Grill, Inc. and McDonald’s Corporation, including Addendum to Services Agreement dated June 30, 2006 and notice of termination of certain services dated June 30, 2006.(6)

10.7	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders.(1)

10.8	Underwriting Agreement dated May 18, 2006 among Chipotle Mexican Grill, Inc., Morgan Stanley & Co. Incorporated, Cowen and Company, LLC, McDonald’s Ventures, LLC, McDonald’s Corporation and certain other selling shareholders.(7)

10.9	Separation Agreement dated September 7, 2006 between Chipotle Mexican Grill, Inc. and McDonald’s Corporation.(8)

10.10†	Summary of Director Compensation.(9)

10.11†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(5)

10.12†	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(10)

10.13†	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(11)

10.14†	Form of Director and Officer Indemnification Agreement.(12)

21.1	Subsidiaries of Chipotle Mexican Grill, Inc.

23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle).

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
31.3	Certification of Chief Finance and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† - denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006 (File No. 001-32731).
(2)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 1, 2006 (File No. 001-32731).
(3)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-1 (File No. 333-129221) filed with the Securities and Exchange Commission on October 25, 2005.
(4)	Incorporated by reference to Amendment No. 3 to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-1 (File No. 333-129221) filed with the Securities and Exchange Commission on January 10, 2006.
(5)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007 (File No. 001-32731)
(6)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006 (File No. 001-32731).
(7)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K (File No. 001-32731) filed with the Securities and Exchange Commission on May 23, 2006.
(8)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-4 (File No. 333-137177) filed with the Securities and Exchange Commission on September 8, 2006.
(9)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Securities and Exchange Commission on May 2, 2007 (File No. 001-32731).
(10)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 1, 2007 (File No. 001-32731).
(11)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on October 31, 2007 (File No. 001-32731).
(12)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K (File No. 001-32731) filed with the Securities and Exchange Commission on March 21, 2007.