Form 10-Q
period 2008-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2008-04-24
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _____

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

  ☒  Large accelerated filer                                                                                      ☐  Accelerated filer

         ☐  Non-accelerated filer (do not check if a smaller reporting company)        ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of April 21, 2008 there were 14,553,855 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 18,424,690 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	March 31 2008	December 31 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$187,162	$151,176
Accounts receivable, net of allowance for doubtful accounts of $322 and $237 as of March 31, 2008 and December 31, 2007, respectively	3,879	5,373
Inventory	4,583	4,332
Current deferred tax asset	2,535	2,431
Prepaid expenses	11,180	8,997
Income tax receivable	1,337	9,535
Available-for-sale securities	—	20,000

Total current assets	210,676	201,844
Leasehold improvements, property and equipment, net	515,247	494,930
Other assets	4,070	3,402
Goodwill	21,939	21,939

Total assets	$751,932	$722,115

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,682	$19,880
Accrued payroll and benefits	24,873	26,210
Accrued liabilities	25,301	27,135
Current portion of deemed landlord financing	78	76

Total current liabilities	75,934	73,301
Deferred rent	67,641	63,192
Deemed landlord financing	3,940	3,960
Deferred income tax liability	19,217	16,483
Other liabilities	3,919	3,069

Total liabilities	170,651	160,005

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of March 31, 2008 and December 31, 2007	—	—
Class A common stock, $0.01 par value, 200,000 shares authorized, and 14,431 shares outstanding as of March 31, 2008 and December 31, 2007	144	144
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,425 and 18,374 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	184	184
Additional paid-in capital	491,183	489,296
Retained earnings	89,770	72,486

Total shareholders’ equity	581,281	562,110

Total liabilities and shareholders’ equity	$751,932	$722,115

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31
	2008	2007
Revenue:
Restaurant sales	$305,327	$235,484
Franchise royalties and fees	—	611

Total revenue	305,327	236,095

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	98,894	74,671
Labor	81,410	65,454
Occupancy	21,833	17,288
Other operating costs	38,373	29,758
General and administrative expenses	21,560	17,009
Depreciation and amortization	12,170	10,164
Pre-opening costs	2,831	1,810
Loss on disposal of assets	1,463	1,292

	278,534	217,446

Income from operations	26,793	18,649
Interest income	1,343	1,490
Interest expense	(74)	(75)

Income before income taxes	28,062	20,064
Provision for income taxes	(10,778)	(7,624)

Net income	$17,284	$12,440

Earnings per share:
Basic	$0.53	$0.38

Diluted	$0.52	$0.38

Weighted average common shares outstanding:
Basic	32,808	32,558

Diluted	33,330	32,953

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31
	2008	2007
Operating activities
Net income	$17,284	$12,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,170	10,164
Deferred income tax provision (benefit)	2,630	(1,805)
Loss on disposal of assets	1,463	1,292
Bad debt allowance	85	—
Stock-based compensation	1,845	1,568
Other	(33)	(81)
Changes in operating assets and liabilities:
Accounts receivable	1,409	(467)
Inventory	(251)	(611)
Prepaid expenses	(2,183)	(680)
Other assets	(668)	(300)
Accounts payable	4,022	3
Accrued liabilities	(3,171)	(2,862)
Income tax receivable/payable	8,198	8,689
Deferred rent	4,597	3,089
Other long-term liabilities	850	308

Net cash provided by operating activities	48,247	30,747

Investing activities
Purchases of leasehold improvements, property and equipment, net	(32,243)	(32,108)
Maturity of available-for-sale securities	20,000	—
Franchise acquisitions	—	(562)

Net cash used in investing activities	(12,243)	(32,670)

Financing activities
Proceeds from option exercises	—	354
Excess tax benefit on stock-based compensation	—	446
Payments on deemed landlord financing	(18)	(17)
Proceeds from McDonald’s—intercompany notes	—	6,400

Net cash provided by (used in) financing activities	(18)	7,183

Net change in cash and cash equivalents	35,986	5,260
Cash and cash equivalents at beginning of period	151,176	153,642

Cash and cash equivalents at end of period	$187,162	$158,902

Supplemental disclosures of non-cash information
Net purchases of leasehold improvements, property and equipment accrued in accounts payable	$1,780	$(81)

Franchise acquisition purchase price outstanding as of March 31, 2007	$—	$1,926

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1.	Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants with a focused menu of burritos, tacos, burrito bowls and salads in 33 states throughout the United States and in the District of Columbia. As of March 31, 2008, the Company operated 730 restaurants. The Company is transitioning the management of its operations from three to five regions and has aggregated its operations to one reportable segment.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

2.	Adoption of New Accounting Principle

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. FAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. The adoption of FAS 157 did not have an impact on the Company’s consolidated financial statements.

3.	Stock Based Compensation

In February 2008, the Company granted stock appreciation rights (“SARs”) on 102 shares of its class A common stock to eligible employees. The grant date fair value of the SARs was $36.76 per share with a base price of $102.65 per share based on the fair value of class A common stock on the date of grant. The SARs, which are payable in stock only, vest on the third anniversary of the grant date and expire on the seventh anniversary. Compensation expense is generally recognized equally over the three year vesting period. Compensation expense related to employees eligible to retire and retain rights to the awards is recognized over six months which coincides with the notice period.

Also in February 2008, the Company made grants to executive officers, subject to shareholder approval, of 106 shares of class A common stock subject to performance conditions and SARs on 229 shares of class A common stock. Because the grants are subject to shareholder approval, they are not considered granted for accounting purposes and no compensation expense has been recognized for these grants. If the grants are approved at the Company’s annual meeting of shareholders on May 21, 2008, compensation expense related to these grants will be recognized beginning in the Company’s second fiscal quarter.

Stock-based compensation, including SARs, options and non-vested shares, was $1,920 ($1,181 net of tax) in the three months ended March 31, 2008 and $1,644 ($1,001 net of tax) in the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007, $75 and $76 of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the three months ended March 31, 2008, no options to purchase class A common shares were exercised, 8 options were forfeited and 51 class B common shares vested.

4.	Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include potential common shares related to SARs, stock options and non-vested stock.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

The following table sets forth the computations of basic and dilutive earnings per share:

	Three months ended March 31
	2008	2007
Net income	$17,284	$12,440
Shares:
Weighted average number of common shares outstanding	32,808	32,558
Dilutive stock options	410	352
Dilutive non-vested stock	112	43

Diluted weighted average number of common shares outstanding	33,330	32,953

Basic earnings per share	$0.53	$0.38

Diluted earnings per share	$0.52	$0.38

5.	Commitments and Contingencies

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2008. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open as well as projections regarding potential changes in comparable restaurant sales during 2008 and beyond and in the amount of certain expected expenses for 2008, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2007.

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

2008 Highlights

Restaurant Development. As of March 31, 2008, we had 730 restaurants in 33 states throughout the United States and in the District of Columbia. New restaurants have contributed substantially to our restaurant sales. We opened 28 company-operated restaurants during the three months ended March 31, 2008. We expect to open between 130 and 140 restaurants in 2008, including one in Toronto, Canada.

Sales Growth. In addition to growing our number of restaurants, we have experienced increases in our average restaurant sales from $1.631 million as of March 31, 2007 to $1.767 million as of March 31, 2008, driven primarily by strong comparable restaurant sales increases. We define average restaurant sales as the average trailing 12-month sales for company-operated restaurants in operation for at least 12 full calendar months. Comparable restaurant sales include company-operated restaurants only and represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. Our comparable restaurant sales increase for the first quarter of 2008 was 10.2%. We expect our average restaurant sales to continue to increase in 2008, driven by comparable restaurant sales increases in the mid single digits. However, as a result of ten years of double-digit comparable restaurant sales increases, we believe that comparable restaurant sales likely will not continue to increase at the rates we have achieved over the past several years.

Food Costs. The cost of many basic foods for humans and animals, including corn, wheat, rice and oil has increased. This has resulted in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, and we expect that pressure to continue through 2008. As a result of the freezes during 2007 in California and Chile, pricing pressure on avocados continued into 2008. We have also experienced a significant increase in cheese prices in the first quarter of 2008 as a result of the expiration of the pricing protocols under which we operated during 2007.

Labor. Labor costs as a percentage of revenue decreased in the first quarter of 2008 primarily due to improved employee efficiency as average restaurant sales increased faster than our need to add labor, more effective management of staffing, and lower insurance claims experience. Although we have not been directly impacted by recent minimum wage increases, we anticipate some upward pressure on our restaurant wages in 2008. In addition, because we have now operated a full year with a national labor staffing model and self-insurance structures in place, we do not expect to see the same level of labor improvements during 2008 as 2007.

We continue to focus on ensuring our employee practices are as exceptional as our food. In an effort to achieve this, we continue to develop the Restaurateur program which is designed to encourage the restaurant manager position as a career opportunity for our top performing restaurant managers. During 2008, we are working to leverage our Restaurateurs’ leadership in neighboring restaurants with opportunities for improvement. In addition to excelling in providing quality food and customer service, restaurant managers are expected to contribute substantially to the development of their crew. Our restaurant management structure is designed to facilitate the development of crew members into restaurant managers. During 2008, our focus on employee practices will continue, ensuring we have an effective and efficient field support system for restaurant managers that supports our efforts to identify people with potential, develops crew into managers and ensures high operating standards of our restaurants.

Food With Integrity. In addition to continuing to serve naturally raised pork in all our restaurants, we have made progress with our Food With Integrity initiative. We now serve naturally raised beef in about 59% of our restaurants and naturally raised chicken in about 84%. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely in open pastures or deeply bedded pens. In 2008, 30% of all the beans we buy are organically grown, up from 25% in 2007. We continue to investigate the use of more sustainably grown produce and performed a limited test of the use of locally grown green peppers, onions, and lettuce during 2007. We expect to increase the amount of locally grown produce purchased during 2008.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended March 31
	2008	2007
Company-operated
Beginning of period	704	573
Openings	28	28
Closures and relocations	(2)	—
Franchise acquisitions	—	4

End of period	730	605
Franchises
Beginning of period	—	8
Franchise acquisitions	—	(4)

End of period	—	4

Total restaurants at end of period	730	609

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Restaurant Sales

	For the three months ended March 31%
	2008	2007	increase
	(dollars in millions)
Restaurant sales	$305.3	$235.5	29.7%
Average restaurant sales	$1.767	$1.631	8.3%
Comparable restaurant sales increases	10.2%	8.3%
Number of company-operated restaurants as of the end of the period	730	605	20.7%
Number of company-operated restaurants opened in the period	28	28

The significant factors contributing to our increase in sales for the first quarter of 2008 were restaurant openings and strong comparable restaurant sales performance. Restaurant sales for restaurants not in the comparable restaurant base contributed $42.7 million of the increase in sales, of which $6.4 million was attributable to restaurants opened in 2008. Comparable restaurant sales increases contributed $27.2 million of the increase in restaurant sales in 2008. We believe comparable restaurant sales increases were driven primarily by an increasing awareness of our brand and a restaurant experience that promotes increasing customer loyalty. The majority of our comparable restaurant sales growth was due to an increase in the number of transactions, and the remainder was driven primarily by menu price increases in selected markets in conjunction with the introduction of naturally-raised beef or chicken.

Food Beverage and Packaging Costs

	For the three months ended March 31%
	2008	2007	increase
	(dollars in millions)
Food, beverage and packaging	$98.9	$74.7	32.4%
As a percentage of revenue	32.4%	31.6%

Food, beverage and packaging costs increased as a percentage of revenue in the first quarter of 2008 due to increased product cost, primarily cheese, avocados, chicken and steak, partially offset by menu price increases in selected markets in conjunction with the introduction of naturally raised beef or chicken, as well as an improvement in food controls. We have seen significantly higher food costs for many of our raw ingredients and we expect that to continue through 2008.

Labor Costs

	For the three months ended March 31%
	2008	2007	increase
	(dollars in millions)
Labor costs	$81.4	$65.5	24.4%
As a percentage of revenue	26.7%	27.7%

Labor costs as a percentage of revenue decreased primarily due to improved employee efficiency as average restaurant sales increased faster than our need to add labor, more effective management of staffing and lower insurance claims experience.

Occupancy Costs

	For the three months ended March 31%
	2008	2007	increase
	(dollars in millions)
Occupancy costs	$21.8	$17.3	26.3%
As a percentage of revenue	7.2%	7.3%

Occupancy costs decreased as a percentage of revenue due to higher average restaurant sales on a partially fixed-cost base partially offset by higher rents for new locations.

Other Operating Costs

	For the three months ended March 31%
	2008	2007	increase
	(dollars in millions)
Other operating costs	$38.4	$29.8	29.0%
As a percentage of revenue	12.6%	12.6%

Other operating costs as a percentage of revenue remained consistent due to an increase in bank fees resulting from a higher percentage of credit card transactions offset by decreased marketing and promotion spend in the first quarter of 2008. We expect the marketing and promotion spend as a percentage of revenue for the full year 2008 will remain consistent with 2007.

General and Administrative Expenses

	For the three months ended March 31%
	2008	2007	increase
	(dollars in millions)
General and administrative expense	$21.6	$17.0	26.8%
As a percentage of revenue	7.1%	7.2%

The increase in general and administrative expenses primarily resulted from hiring more employees as we grew. We also expect general and administrative expenses to be higher in subsequent quarters, in part, due to expenses related to stock-based compensation awards granted to our officers in February 2008 that are still subject to shareholder approval. We will begin recognizing compensation cost for these in May 2008, if approval is obtained. As a percentage of total revenue, general and administrative expenses decreased due to the effect of higher restaurant sales on a partially fixed-cost base.

Depreciation and Amortization

	For the three months ended March 31%
	2008	2007	increase
	(dollars in millions)
Depreciation and amortization	$12.2	$10.2	19.7%
As a percentage of revenue	4.0%	4.3%

Depreciation and amortization increased primarily due to restaurants opened in 2008 and 2007. As a percentage of total revenue, depreciation and amortization has decreased as a result of higher average restaurant sales on a partially fixed-cost base.

Pre-opening Costs

	For the three months ended March 31%
	2008	2007	increase
	(dollars in millions)
Pre-opening costs	$2.8	$1.8	56.4%
As a percentage of revenue	0.9%	0.8%
Restaurant openings	28	28

The increase in pre-opening costs is a result of an increase in rent expense recognized during the construction period due to an increase in the number of restaurants under construction and higher rent for more expensive locations such as Boston.

Loss on Disposal of Assets

	For the three months ended March 31%
	2008	2007	increase
	(dollars in millions)
Loss on disposal of assets	$1.5	$1.3	13.2%
As a percentage of revenue	0.5%	0.5%

The increase in loss on disposal of assets was due to an increase in asset retirements due to increase in both the age and number of restaurants.

Interest Income

	For the three months ended March 31%
	2008	2007	decrease
	(dollars in millions)
Interest income	$1.3	$1.5	(9.9)%
As a percentage of revenue	0.4%	0.6%

Interest income resulted from investing our incremental cash and cash equivalents in short-term investments with maturities of three months or less. The decrease is due to a lower yield on our investments in the first quarter of 2008 compared to the same period in 2007.

Provision for Income Taxes

	For the three months ended March 31%
	2008	2007	increase
	(dollars in millions)
Provision for income taxes	$(10.8)	$(7.6)	41.4%
As a percentage of revenue	(3.5)%	(3.2)%
Effective tax rate	38.4%	38.0%

The increase in the effective tax rate was due to a reduction of investment income from tax exempt securities partially offset by a decrease in the estimated statutory state tax rate.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash, cash equivalent, and short-term investment balance of $187.2 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), and to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

Off-Balance Sheet Arrangements

As of March 31, 2008 and December 31, 2007, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are contained in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash, cash equivalents, and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2008, we had $170.7 million deposited in short-term investments bearing a weighted-average interest rate of 2.4% (approximately 2.5% tax equivalent).

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

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There were no changes during the three months ended March 31, 2008 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following updates to our risk factors should be read in conjunction with the risk factors included in our annual report on Form 10-K for the year ended December 31, 2007.

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

•

competition, either from our competitors in the restaurant industry, or from our own restaurants as some customers who frequent one of our restaurants may begin to visit one of our new restaurants instead;

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

Competition could adversely affect us.

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

In addition, our strategy includes opening additional restaurants in existing markets. As we open more restaurants in an existing market, sales may decline in some existing restaurants as customers who frequent one of our established restaurants may begin to visit one of our new restaurants instead.

All of these competitive factors may adversely affect us and reduce our sales and profits.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On February 27, 2008, Al Baldocchi, a member of our Board of Directors, adopted a sales plan designed to comply with Rule 10b5-1 under the Exchange Act. The sales plan, which Mr. Baldocchi adopted in compliance with restrictions imposed by our Insider Trading Policy, is intended to facilitate the diversification of Mr. Baldocchi’s personal assets. The plan provides for a weekly sale of 200 shares of class A common stock owned by Mr. Baldocchi, subject to a minimum market price on the date of each sale. Total sales on Mr. Baldocchi’s behalf under the sales plan are limited to an aggregate of 2,000 shares. Assuming the sale of all of the shares subject to the sales plan, Mr. Baldocchi would continue to beneficially own 23,892 shares of our class A common stock and 162,841 shares of our class B common stock.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
	Name:	John R. Hartung
	Title:	Chief Financial Officer

Date: April 23, 2008

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Class A Common Stock.*

4.2	Form of Stock Certificate for Class B Common Stock.***

31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Chief Financial Officer and President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-32731).

**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s current report on Form 8-K filed on March 21, 2008 (File No. 001-32731).

***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s quarterly report on Form 10-Q for the three months ended September 30, 2006 (File No. 001-32731).