Form 10-Q
period 2008-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2008-07-24
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

☒  Large accelerated filer     ☐   Accelerated filer     ☐   Non-accelerated filer    ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 22, 2008 there were 14,553,188 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 18,424,690 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,617	$151,176
Accounts receivable, net of allowance for doubtful accounts of $541 and $237 as of June 30, 2008 and December 31, 2007, respectively	5,374	5,373
Inventory	5,151	4,332
Current deferred tax asset	2,773	2,431
Prepaid expenses	11,423	8,997
Income tax receivable	—	9,535
Available-for-sale securities	—	20,000

Total current assets	220,338	201,844
Leasehold improvements, property and equipment, net	539,340	494,930
Other assets	5,139	3,402
Goodwill	21,939	21,939

Total assets	$786,756	$722,115

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,565	$19,880
Accrued payroll and benefits	19,977	26,210
Accrued liabilities	24,307	27,135
Current portion of deemed landlord financing	79	76
Income tax payable	1,367	—

Total current liabilities	71,295	73,301
Deferred rent	73,825	63,192
Deemed landlord financing	3,920	3,960
Deferred income tax liability	24,453	16,483
Other liabilities	4,226	3,069

Total liabilities	177,719	160,005

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of June 30, 2008 and December 31, 2007	—	—
Class A common stock, $0.01 par value, 200,000 shares authorized, and 14,433 and 14,431 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	144	144
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,425 and 18,374 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	184	184
Additional paid-in capital	494,471	489,296
Retained earnings	114,238	72,486

Total shareholders’ equity	609,037	562,110

Total liabilities and shareholders’ equity	$786,756	$722,115

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Restaurant sales	$340,754	$274,222	$646,081	$509,706
Franchise royalties and fees	—	124	—	735

Total revenue	340,754	274,346	646,081	510,441

Restaurant operating costs:
Food, beverage and packaging	109,697	87,463	208,591	162,134
Labor	88,278	71,116	169,688	136,570
Occupancy	23,404	18,322	45,237	35,610
Other operating costs	42,897	33,665	81,270	63,423
General and administrative expenses	20,684	18,109	42,244	35,118
Depreciation and amortization	12,707	10,576	24,877	20,740
Pre-opening costs	3,403	2,570	6,234	4,380
Loss on disposal of assets	1,370	1,843	2,833	3,135

	302,440	243,664	580,974	461,110

Income from operations	38,314	30,682	65,107	49,331
Interest income	925	1,530	2,268	3,020
Interest expense	(75)	(74)	(149)	(149)

Income before income taxes	39,164	32,138	67,226	52,202
Provision for income taxes	(14,696)	(12,157)	(25,474)	(19,781)

Net income	$24,468	$19,981	$41,752	$32,421

Earnings per common share:
Basic	$0.74	$0.61	$1.27	$0.99

Diluted	$0.74	$0.60	$1.25	$0.98

Weighted average common shares outstanding:
Basic	32,856	32,642	32,832	32,600

Diluted	33,284	33,065	33,307	33,010

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2008	2007
Operating activities
Net income	$41,752	$32,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,877	20,740
Deferred income tax provision/(benefit)	7,628	(5,280)
Loss on disposal of assets	2,833	3,135
Bad debt allowance	304	—
Stock-based compensation	4,791	4,052
Other	(33)	79
Changes in operating assets and liabilities:
Accounts receivable	(305)	(1,405)
Inventory	(819)	(857)
Prepaid expenses	(2,426)	(835)
Other assets	(1,737)	(331)
Accounts payable	5,143	962
Accrued liabilities	(9,061)	(3,177)
Income tax payable	10,902	4,142
Deferred rent	10,633	7,769
Other long term liabilities	1,157	624

Net cash provided by operating activities	95,639	62,039

Investing activities
Purchases of leasehold improvements, property and equipment, net	(71,266)	(62,716)
Maturity of available-for-sale securities	20,000	—
Franchise acquisitions	—	(5,668)

Net cash used in investing activities	(51,266)	(68,384)

Financing activities
Proceeds from option exercises	41	1,025
Excess tax benefit on stock-based compensation	64	1,529
Payments on deemed landlord financing	(37)	(34)
Proceeds from McDonald’s tax sharing agreement	—	6,400

Net cash provided by financing activities	68	8,920

Net change in cash and cash equivalents	44,441	2,575
Cash and cash equivalents at beginning of period	151,176	153,642

Cash and cash equivalents at end of period	$195,617	$156,217

Supplemental disclosures of cash flow information
Net purchases of leasehold improvements, property and equipment accrued in accounts payable	$(542)	$606

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1.	Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants with a menu of burritos, tacos, burrito bowls and salads in 33 states throughout the United States and in the District of Columbia. As of June 30, 2008 the Company operated 778 restaurants. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment.

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

3.	Stock-based Compensation

In February 2008, the Company granted stock appreciation rights (“SARs”) on 102 shares of its class A common stock to eligible employees. The grant date fair value of the SARs was $36.76 per share with an exercise price of $102.65 per share based on the closing price of class A common stock on the date of grant. The SARs, which are payable in stock only, vest on the third anniversary of the grant date and expire on the seventh anniversary.

Also in February 2008, the Company made grants to executive officers, subject to shareholder approval, of 106 shares of class A common stock subject to performance conditions and SARs on 229 shares of class A common stock. The grants were approved at the Company’s annual meeting of shareholders on May 21, 2008. The performance share grant stock price on the date of approval was $87.36. The fair value of the SARs was $25.51 per share with an exercise price of $102.65 per share based on the closing price of class A common stock on the date of grant in February. The SARs, which are payable in stock only, vest on the third anniversary of the February grant date and expire on the seventh anniversary.

In May 2008, the Company replaced 120 previously issued non-vested time-based stock awards with an equal number of shares of performance-contingent restricted stock. The modification did not result in the recognition of any additional stock-based compensation.

Compensation expense on options and SARs is generally recognized equally over the three year vesting period. Compensation expense on options and SARs related to employees eligible to retire and retain rights to the awards is recognized over six months which coincides with the notice period. Compensation expense on performance awards is generally recognized over the estimated performance goal attainment period. Stock-based compensation, including SARs, options and non-vested stock awards, was $3,183 and $5,103 ($1,967 and $3,154 net of tax) for the three and six months ended June 30, 2008 respectively, and was $2,576 and $4,220 ($1,569 and $2,570 net of tax) for the three and six months ended June 30, 2007 respectively. For the three and six months ended June 30, 2008, $237 and $312 of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the six months ended June 30, 2008, 2 options to purchase class A common shares were exercised, 23 options or SARs were forfeited, 3 restricted stock units were issue to non-employee directors, 3 shares of class A common stock were cancelled and 51 class B common shares vested.

4.	Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include potential common shares related to stock options, SARs and non-vested stock awards.

The following table sets forth the computations of basic and dilutive earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$24,468	$19,981	$41,752	$32,421
Shares:
Weighted average number of common shares outstanding	32,856	32,642	32,832	32,600
Dilutive stock options	390	353	400	353
Dilutive non-vested stock awards	38	70	75	57

Diluted weighted average number of common shares outstanding	33,284	33,065	33,307	33,010

Basic earnings per share	$0.74	$0.61	$1.27	$0.99

Diluted earnings per share	$0.74	$0.60	$1.25	$0.98

5.	Commitments and Contingencies

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2008. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open as well as projections regarding potential changes in comparable restaurant sales during 2008 and in the amount of certain expected expenses for 2008, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2007, as updated in Item 1A of Part II of this report.

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

2008 Highlights

Restaurant Development. As of June 30, 2008, we had 778 restaurants in 33 states throughout the United States and in the District of Columbia. New restaurants have contributed substantially to our restaurant sales growth. We opened 49 and 77 restaurants during the three and six months ended June 30, 2008. We expect to open between 130 and 140 restaurants in 2008, including one in Toronto, Canada.

Sales Growth. In addition to growing our number of restaurants, we have experienced increases in our average restaurant sales from $1.674 million as of June 30, 2007 to $1.774 million as of June 30, 2008, driven primarily by comparable restaurant sales increases. Our comparable restaurant sales increases for the first six months of 2008 were 8.5%. Comparable restaurant sales increases were due mainly to an increase in the number of transactions processed at our registers and menu price increases. We expect our average restaurant sales to continue to increase in 2008 driven by comparable restaurant sales increases in the mid single digits for the full year. However, our comparable restaurant sales increases decelerated in the second quarter, which we believe is due at least in part to the weakened economy. We define average restaurant sales as the average trailing 12-month sales for company-operated restaurants in operation for at least 12 full calendar months. Comparable restaurant sales include company-operated restaurants only and represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation.

Food Costs. The cost of many basic foods for humans and animals, including corn, wheat, rice and oil has increased. This has resulted in upward pricing pressures on almost all of our raw ingredients including beef, tortillas, rice and chicken, and we expect that pressure to continue through 2008 and into 2009. In addition, freezes during 2007 in California and Chile have put pricing pressure on avocados which has continued into 2008. We have also experienced a significant increase in cheese prices in the first quarter of 2008 as a result of the expiration of the pricing protocols under which we operated during 2007. In the fourth quarter of 2008, we expect a significant increase in the cost of soy oil and rice as a result of the expiration of those pricing protocols.

Labor. Although we have not been directly impacted by recent minimum wage increases, we anticipate some upward pressure on our restaurant wages in 2008. In addition, because we have now operated a full year with a national labor staffing model and self-insurance structures in place, we do not expect to see improvements in our labor expense as a percentage of revenue during the remainder of 2008, which we did see in the second half of 2007.

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

Food With Integrity. In addition to continuing to serve naturally raised pork in all our restaurants, we now serve naturally raised chicken in all of our restaurants and naturally raised beef in about 60%. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely in open pastures or deeply bedded pens. In 2008, 30% of all the beans we buy are organically grown, up from 25% in 2007. This summer we expect to purchase 25% of at least one produce item while in season for each of our restaurants from small and midsize local farmers.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended June 30		For the six months ended June 30
	2008	2007	2008	2007
Company-operated
Beginning of period	730	605	704	573
Openings	49	32	77	60
Closures	(1)	(1)	(3)	(1)
Franchise acquisitions	—	4	—	8

End of period	778	640	778	640
Franchises
Beginning of period	—	4	—	8
Franchise acquisitions	—	(4)	—	(8)

End of period	—	—	—	—

Total restaurants at end of period	778	640	778	640

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Restaurant Sales

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Restaurant sales	$340,754	$274,222	24.3%	$646,081	$509,706	26.8%
Average restaurant sales	$1,774	$1,674	6.0%	$1,774	$1,674	6.0%
Comparable restaurant sales increases	7.1%	11.6%		8.5%	10.0%
Number of company-operated restaurants as of the end of the period	778	640	21.6%	778	640	21.6%
Number of company-operated restaurants opened in the period	49	32		77	60

The significant factors contributing to our increase in sales for the three and six months ended June 30, 2008 were restaurant openings and comparable restaurant sales performance. Restaurant sales for the three and six months ended June 30, 2008 for restaurants not in the comparable restaurant base contributed to $47.8 million and $90.4 million of the increase in sales, respectively, of which $18.7 million and $25.1 million was attributable to restaurants opened in 2008. Comparable restaurant sales increases contributed to $18.8 million of the increase in restaurant sales for the second quarter of 2008, and $46.1 million of the increase in restaurant sales for the first half of 2008. Comparable restaurant sales growth was due primarily to an increase in the number of transactions and menu price increases in selected markets in conjunction with the introduction of naturally-raised beef or chicken, with menu price increases having the larger impact in the second quarter of 2008.

Food, Beverage and Packaging Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Food, beverage and packaging	$109,697	$87,436	25.4%	$208,591	$162,134	28.7%
As a percentage of revenue	32.2%	31.9%		32.3%	31.8%

Food, beverage and packaging costs increased as a percentage of revenue in the first half of 2008 due to increased product cost, primarily cheese, avocados and chicken partially offset by menu price increases in selected markets in conjunction with the introduction of naturally-raised beef or chicken. We have seen significantly higher food costs for many of our raw ingredients and we expect that to continue through 2008 and into 2009.

Labor Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Labor costs	$88,278	$71,116	24.1%	$169,688	$136,750	24.2%
As a percentage of revenue	25.9%	25.9%		26.3%	26.8%

Labor costs as a percentage of revenue remained consistent in the second quarter of 2008 due to menu price increases offset by increased average wage rates and labor inefficiencies associated with the newer restaurant openings.

Labor costs decreased as a percentage of revenue in the first half of 2008 primarily due to menu price increases and labor inefficiencies in early 2007 before the national labor staffing model was fully rolled out. This decrease was partially offset by increased average wage rates.

Occupancy Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Occupancy costs	$23,404	$18,322	27.7%	$45,237	$35,610	27.0%
As a percentage of revenue	6.9%	6.7%		7.0%	7.0%

Occupancy costs increased as a percentage of revenue in the second quarter of 2008 primarily due to higher rents for new locations, which includes our opening proportionately more restaurants in expensive urban areas in 2007 and 2008. This increase was partially offset by higher average restaurant sales on a partially fixed-cost base.

As a percentage of revenue occupancy costs remained consistent in the first half of 2008. There was an increase due to higher rents for new locations, which includes our opening proportionately more restaurants in expensive urban areas in 2007 and 2008 offset by higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Other operating costs	$42,897	$33,665	27.4%	$81,270	$63,423	28.1%
As a percentage of revenue	12.6%	12.3%		12.6%	12.4%

In 2008, other operating costs as a percentage of revenue increased primarily due to increased credit card processing fees resulting from a higher percentage of our customers using credit cards versus cash to pay for their purchase.

General and Administrative Expenses

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
General and administrative expense	$20,684	$18,109	14.2%	$42,244	$35,118	20.3%
As a percentage of revenue	6.1%	6.6%		6.5%	6.9%

The increase in general and administrative expenses in 2008 primarily resulted from hiring more employees as we grew and an increase in stock-based compensation expense resulting from the stock-based compensation awards granted in February 2008 as well as the impact during 2007 from the reversal of the $1.2 million credit card contingency reserve. The increase was partially offset by lower performance related bonus accruals in 2008.

As a percentage of revenue, general and administrative expenses decreased due to the reduction of performance related bonus accruals and the effect of higher restaurant sales on a partially fixed-cost base.

Depreciation and Amortization

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Depreciation and amortization	$12,707	$10,576	20.1%	$24,877	$20,740	19.9%
As a percentage of revenue	3.7%	3.9%		3.9%	4.1%

Depreciation and amortization increased primarily due to restaurants opened in 2008 and 2007. As a percentage of total revenue, depreciation and amortization has decreased as a result of higher average restaurant sales on a partially fixed-cost base.

Pre-opening Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Pre-opening costs	$3,403	$2,570	32.4%	$6,234	$4,380	42.3%
As a percentage of revenue	1.0%	0.9%		1.0%	0.9%
Restaurant openings	49	32		77	60

The increase in pre-opening costs is a result of an increase in rent expense recognized during the construction period due to an increase in the number of restaurants under construction and higher average rents as we open proportionately more restaurants in expensive urban areas.

Loss on Disposal of Assets

	For the three months ended June 30		% decrease	For the six months ended June 30		% decrease
	2008	2007		2008	2007
	(dollars in thousands)
Loss on disposal of assets	$1,370	$1,843	(25.7)%	$2,833	$3,135	(9.6)%
As a percentage of revenue	0.4%	0.7%		0.4%	0.6%

The decrease in loss on disposal of assets was due to the effect of increased costs in 2007 relating to the upgrade of restaurant security systems.

Interest Income

	For the three months ended June 30		% decrease	For the six months ended June 30		% decrease
	2008	2007		2008	2007
	(dollars in thousands)
Interest income	$925	$1,530	(39.5)%	$2,268	$3,020	(24.9)%
As a percentage of revenue	0.3%	0.6%		0.4%	0.6%

Interest income resulted primarily from investing our incremental cash and cash equivalents in short-term investments with maturities of three months or less. The decrease is due to a lower yield on our investments in the first half of 2008 compared to the same period in 2007.

Provision for Income Taxes

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Provision for income taxes	$14,696	$12,157	20.9%	$25,474	$19,781	28.8%
As a percentage of revenue	4.3%	4.4%		3.9%	3.9%
Effective tax rate	37.5%	37.8%		37.9%	37.9%

During the second quarter of 2008, we adjusted our estimated annual effective tax rate from 38.4% to 37.9%. The 2008 estimated annual effective tax rate was consistent with 2007 due to a decrease in the estimated statutory state tax rate offset by a reduction in the yield on tax-exempt securities.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash, cash equivalent, and short-term investment balance of $195.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), and to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash, cash equivalents, and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2008, we had $186.3 million deposited in short-term investments bearing a weighted-average interest rate of 1.8% (approximately 2.6% tax equivalent).

Commodity Price Risks

We’re also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities that are affected by the price of other commodities, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Though we generally do not have long-term supply contracts or guaranteed purchase amounts, our pricing protocols with suppliers can remain in effect for periods ranging from one month to a year, depending on the outlook for prices of the particular ingredient. We also sometimes buy supplies at current market or spot prices. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, weather, crises and other world events that may affect supply prices. Increases in ingredient prices could adversely affect our results if we choose not to increase menu prices at the same pace for competitive or other reasons.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2008 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new area, higher fixed costs relating to increased occupancy costs and other start-up inefficiencies that are typical of new restaurants. New restaurants may not have similar results as our existing restaurants and may not be profitable. In addition, our average restaurant sales and comparable restaurant sales likely will not continue to increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

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

Instances of food-borne or localized illnesses could cause the temporary closure of some restaurants and result in negative publicity, thereby resulting in a decline in our sales, or could adversely affect the price and availability of the meat or produce we use to prepare our food.

Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, could result in negative publicity about us or the restaurant industry, which could adversely affect sales. For instance, a small number of Chipotle restaurants have recently been associated with separate outbreaks of customer illness, and even in markets in which we were never proven to be the cause of the illnesses our sales have been adversely impacted. If our customers become ill from food-borne illnesses, we could be forced to temporarily close some restaurants. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, could materially harm our business.

In addition, recent reports linking a nationwide outbreak of salmonella to a variety of fresh produce items have caused us to temporarily suspend serving some produce items in our foods or to otherwise alter our menu. Similarly, past outbreaks of e. coli relating to certain food items caused consumers to avoid certain products and restaurant chains, Asian and European countries have experienced outbreaks of avian flu, and incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as hepatitis A or trichinosis) and injuries caused by food tampering have had in the past, and could have in the future, an adverse affect on the price and availability of affected ingredients. If we react to these problems by changing our menu or other key aspects of the Chipotle experience, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to produce the revenue needed to make our restaurants profitable. Customers may also shift away from us if we choose to pass along to consumers any higher ingredient costs resulting from supply problems associated with outbreaks of food-borne illnesses, which would also have a negative impact on our sales and profitability.

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

Any of these competitive factors may adversely affect us and reduce our sales and profits.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 21, 2008. At the Annual Meeting, our shareholders voted on the election of two incumbent directors to our Board of Directors, on approval of our Amended and Restated 2006 Cash Incentive Plan, Amended and Restated 2006 Stock Incentive Plan, and our proposed Employee Stock Purchase Plan, and on the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008. Following are the results of the matters voted on at the Annual Meeting:

(1) Proposal to elect 2 Class III Directors to serve until the Annual Meeting of Shareholders to be held in 2011:

Name	Votes For	Votes Withheld
John S. Charlesworth	186,303,945	944,199
Montgomery F. Moran	185,127,243	2,120,901

Additional directors, whose terms of office as directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2009	Term Expiring in 2010
Steve Ells	Albert S. Baldocchi
Patrick J. Flynn	Neil W. Flanzraich
Darlene J. Friedman

(2) Proposal to approve the Chipotle Amended and Restated 2006 Cash Incentive Plan

Votes For	Votes Against	Votes Abstaining
183,603,345	3,041,433	603,364

(3) Proposal to approve the Chipotle Amended and Restated 2006 Stock Incentive Plan

Votes For	Votes Against	Votes Abstaining
156,151,975	4,740,701	568,183

(4) Proposal to approve the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan

Votes For	Votes Against	Votes Abstaining
159,441,628	1,459,551	559,680

(5) Proposal to ratify the Appointment of Ernst & Young LLP as Independent Auditors

Votes For	Votes Against	Votes Abstaining
185,310,133	1,360,866	577,144

ITEM 5.	OTHER INFORMATION

On May 31, 2008, Monty Moran, our President, Chief Operating Officer and Secretary, adopted a sales plan designed to comply with Rule 10b5-1(c) under the Exchange Act. The sales plan, which Mr. Moran adopted in compliance with restrictions imposed by our Insider Trading Policy, is intended to facilitate the diversification of Mr. Moran’s personal assets. The plan provides for weekly sales of up to 8,000 shares of class B common stock owned by Mr. Moran, subject to minimum market prices on the date of each sale. Total sales on Mr. Moran’s behalf under the sales plan are limited to an aggregate of 40,000 shares. Assuming the sale of all of the shares subject to the sales plan, Mr. Moran would continue to beneficially own 37,803 shares of our class A common stock (including shares subject to performance-based vesting criteria and shares underlying unvested stock options and stock appreciation rights) and 113,333 shares of our class B common stock.

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
Name: John R. Hartung
Title: Chief Financial Officer

Date: July 23, 2008

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Class A Common Stock.*

4.2	Form of Stock Certificate for Class B Common Stock.***

10.1	Chipotle Mexican Grill, Inc. Amended and Restated 2006 Cash Incentive Plan****

10.2	Chipotle Mexican Grill, Inc. Amended and Restated 2006 Stock Incentive Plan****

10.3	Form of Performance-Contingent Restricted Stock Agreement****

10.4	Board Pay Policies****

10.5	Form of Board of Directors Restricted Stock Units Agreement****

31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Chief Financial Officer and President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-32731).

**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s current report on Form 8-K filed on March 21, 2008 (File No. 001-32731).

***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s quarterly report on Form 10-Q for the three months ended September 30, 2006 (File No. 001-32731).

****	Incorporated by reference to Chipotle Mexican Grill, Inc.’s current report on Form 8-K filed on May 23, 2008 (File No. 001-32731).