Form 10-Q
period 2008-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2008-10-23
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-32731

CHIPOTLE MEXICAN GRILL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1219301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1401 Wynkoop Street, Suite 500 Denver, CO	80202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 595-4000

1543 Wazee Street, Suite 200 Denver, CO 80202

(Former address if changed since last report)

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

As of October 20, 2008 there were 14,560,988 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 18,424,690 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$212,183	$151,176
Accounts receivable, net of allowance for doubtful accounts of $582 and $237 as of September 30, 2008 and December 31, 2007, respectively	4,582	5,373
Inventory	5,485	4,332
Current deferred tax asset	2,450	2,431
Prepaid expenses	12,081	8,997
Income tax receivable	3,195	9,535
Available-for-sale securities	—	20,000

Total current assets	239,976	201,844
Leasehold improvements, property and equipment, net	566,033	494,930
Other assets	3,971	3,402
Goodwill	21,939	21,939

Total assets	$831,919	$722,115

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$29,249	$19,880
Accrued payroll and benefits	26,740	26,210
Accrued liabilities	24,927	27,135
Current portion of deemed landlord financing	81	76

Total current liabilities	80,997	73,301
Deferred rent	80,121	63,192
Deemed landlord financing	3,899	3,960
Deferred income tax liability	29,720	16,483
Other liabilities	4,480	3,069

Total liabilities	199,217	160,005

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of September 30, 2008 and December 31, 2007	—	—
Class A common stock, $0.01 par value, 200,000 shares authorized, and 14,441 and 14,431 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	144	144
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,425 and 18,374 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	184	184
Additional paid-in capital	498,680	489,296
Accumulated other comprehensive loss	(21)	—
Retained earnings	133,715	72,486

Total shareholders’ equity	632,702	562,110

Total liabilities and shareholders’ equity	$831,919	$722,115

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Restaurant sales	$340,543	$286,431	$986,624	$796,137
Franchise royalties and fees	—	—	—	735

Total revenue	340,543	286,431	986,624	796,872

Restaurant operating costs:
Food, beverage and packaging	112,412	92,075	321,003	254,209
Labor	89,534	75,395	259,222	211,965
Occupancy	24,483	19,745	69,720	55,355
Other operating costs	41,379	33,240	122,649	96,663
General and administrative expenses	22,645	19,279	64,889	54,397
Depreciation and amortization	13,769	11,167	38,646	31,907
Pre-opening costs	2,884	2,350	9,118	6,730
Loss on disposal of assets	2,379	1,784	5,212	4,919

	309,485	255,035	890,459	716,145

Income from operations	31,058	31,396	96,165	80,727
Interest and other income	931	1,597	3,199	4,617
Interest and other expense	(78)	(74)	(227)	(223)

Income before income taxes	31,911	32,919	99,137	85,121
Provision for income taxes	(12,434)	(12,315)	(37,908)	(32,096)

Net income	$19,477	$20,604	$61,229	$53,025

Earnings per common share:
Basic	$0.59	$0.63	$1.86	$1.63

Diluted	$0.59	$0.62	$1.84	$1.60

Weighted average common shares outstanding:
Basic	32,862	32,706	32,842	32,622

Diluted	33,170	33,171	33,261	33,049

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2008	2007
Operating activities
Net income	$61,229	$53,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,646	31,907
Deferred income tax provision/(benefit)	13,218	(8,882)
Loss on disposal of assets	5,212	4,919
Bad debt allowance	404	—
Stock-based compensation	8,540	6,137
Other	(54)	47
Changes in operating assets and liabilities:
Accounts receivable	387	(1,004)
Inventory	(1,153)	(843)
Prepaid expenses	(3,084)	(1,521)
Other assets	(569)	(592)
Accounts payable	4,884	3,414
Accrued liabilities	(1,678)	5,177
Income tax receivable/payable	6,340	420
Deferred rent	16,929	12,413
Other long term liabilities	1,411	956

Net cash provided by operating activities	150,662	105,573

Investing activities
Purchases of leasehold improvements, property and equipment, net	(110,010)	(98,186)
Maturity of available-for-sale securities	20,000	—
Franchise acquisitions	—	(5,668)

Net cash used in investing activities	(90,010)	(103,854)

Financing activities
Proceeds from option exercises	206	2,280
Excess tax benefit on stock-based compensation	205	3,669
Payments on deemed landlord financing	(56)	(53)
Proceeds from McDonald’s tax sharing agreement	—	6,400

Net cash provided by financing activities	355	12,296

Net change in cash and cash equivalents	61,007	14,015
Cash and cash equivalents at beginning of period	151,176	153,642

Cash and cash equivalents at end of period	$212,183	$167,657

Supplemental disclosures of cash flow information
(Increase)/decrease in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(4,485)	$1,977

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1.	Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants with a menu of burritos, tacos, burrito bowls and salads in 33 states throughout the United States, in the District of Columbia, and in Toronto, Canada. As of September 30, 2008 the Company operated 798 restaurants. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment.

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

3.	Comprehensive Income

The following table presents comprehensive income for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$19,477	$20,604	$61,229	$53,025
Foreign currency translation adjustments	(21)	—	(21)	—

Other comprehensive income	$19,456	$20,604	$61,208	$53,025

4.	Stock-based Compensation

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

Compensation expense on options and SARs is generally recognized equally over the three year vesting period. Compensation expense on options and SARs related to employees eligible to retire and retain rights to the awards is recognized over six months which coincides with the notice period. Compensation expense on performance awards is generally recognized over the estimated performance goal attainment period. Stock-based compensation, including SARs, options and non-vested stock awards, was $3,903 and $9,006 ($2,412 and $5,566 net of tax) for the three and nine months ended September 30, 2008 respectively, and was $2,169 and $6,389 ($1,321 and $3,891 net of tax) for the three and nine months ended September 30, 2007 respectively. For the three and nine months ended September 30, 2008, $156 and $466 of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the nine months ended September 30, 2008, 10 options to purchase class A common shares were exercised, 38 options or SARs were forfeited, 3 restricted stock units were issued to non-employee directors, 3 shares of class A common stock were cancelled and 51 class B common shares vested.

5.	Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include potential common shares related to stock options, SARs and non-vested stock awards when performance criteria has been satisfied.

The following table sets forth the computations of basic and dilutive earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$19,477	$20,604	$61,229	$53,025
Shares:
Weighted average number of common shares outstanding	32,862	32,706	32,842	32,622
Dilutive stock options	305	376	368	360
Dilutive non-vested stock awards	3	89	51	67

Diluted weighted average number of common shares outstanding	33,170	33,171	33,261	33,049

Basic earnings per share	$0.59	$0.63	$1.86	$1.63

Diluted earnings per share	$0.59	$0.62	$1.84	$1.60

6.	Commitments and Contingencies

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2008. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open as well as projections regarding potential changes in comparable restaurant sales and in the amount of certain expected expenses for 2008 and beyond, and statements regarding our expected stock repurchases, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2007, as updated in Item 1A of Part II of this report.

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

2008 Highlights

Restaurant Development. As of September 30, 2008, we had 798 restaurants in 33 states throughout the United States, the District of Columbia, and Toronto, Canada. New restaurants have contributed substantially to our restaurant sales growth. We opened 20 and 97 restaurants during the three and nine months ended September 30, 2008, respectively. We expect to open between 130 and 140 restaurants in 2008 and between 135 and 145 in 2009.

Sales Growth. In addition to growing our number of restaurants, we have experienced increases in our average restaurant sales from $1.708 million as of September 30, 2007 to $1.768 million as of September 30, 2008, driven primarily by comparable restaurant sales increases. Our comparable restaurant sales increases for the first nine months of 2008 were 6.6%. Comparable restaurant sales increases were due mainly to menu price increases and to an increase in the number of transactions processed at our registers. We expect comparable restaurant sales increases in the mid to low single digits for the full year. Our comparable restaurant sales increases decelerated in the third quarter, which we believe is due at least in part to the weakened economy. As a result, we expect comparable restaurant sales increases in the low single digits for the full year of 2009. We define average restaurant sales as the average trailing 12-month sales for company-operated restaurants in operation for at least 12 full calendar months. Comparable restaurant sales include company-operated restaurants only and represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation.

Food Costs. The cost of many basic foods for humans and animals, including corn, wheat, rice and oil has increased over 2007 prices. This has resulted in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, and we expect that pressure to continue through 2008 and into 2009. In addition, freezes during 2007 in California and Chile put pricing pressure on avocados which has continued during 2008. We have also experienced a significant increase in cheese prices throughout 2008 as a result of the expiration of the pricing protocols under which we operated during 2007. We will also have a significant increase in the cost of rice, soy oil and sweet corn as a result of the renewal of those pricing protocols at the end of the third quarter of 2008. We expect to implement pricing plans during the fourth quarter of 2008 to help offset increased costs.

Labor. Although we have not been directly impacted by recent minimum wage increases, we experienced some upward pressure on our restaurant wages in the first nine months of 2008 and expect further pressure in the fourth quarter. Because we have now operated a full year with a national labor staffing model and self-insurance structures in place, we do not expect to see improvements in our labor expense as a percentage of revenue during the remainder of 2008.

In addition to excelling in providing quality food and customer service, restaurant managers are expected to contribute substantially to the development of their crew. Our restaurant management structure is designed to facilitate the development of crew members into restaurant managers, and we emphasized the importance of hiring and developing great crew at an all managers conference we held in August.

We continue to focus on ensuring our employee practices are as exceptional as our food. During 2008, we have sought to ensure that we have an effective and efficient field support system for restaurant managers that supports our efforts to identify people with potential, develops crew into managers and ensures high operating standards of our restaurants. In an effort to achieve this we continue to develop the Restaurateur program, which is designed to encourage the restaurant manager position as a career opportunity for our top performing restaurant managers. We have been working to leverage our Restaurateurs’ leadership by giving select Restaurateurs responsibility for leading nearby restaurants with opportunities for improvement. We plan to expand this program in 2009 to give outstanding Restaurateurs responsibility for additional restaurants.

Food With Integrity. In addition to continuing to serve naturally raised pork in all our restaurants, we now serve naturally raised chicken in all of our restaurants and naturally raised beef in about 60%. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely in open pastures or deeply bedded pens. In 2008, 30% of all the beans we buy are organically grown, up from 25% in 2007. This summer we also purchased 25% of at least one produce item while in season for each of our restaurants from small and midsize local farmers.

Stock Repurchase. Our Board of Directors has approved the expenditure of up to $100 million to repurchase shares of our class B common stock. The shares may be repurchased from time to time in open market transactions, subject to market conditions. We intend to enter into an agreement with a broker under SEC rule 10b5-1, authorizing the broker to make purchases of class B common stock from time to time. The repurchase agreement and the Board’s authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Cash and Cash Equivalents. As of September 30, 2008, we had a cash and cash equivalent balance of $212.2 million. Given the recent financial turmoil, our cash and cash equivalents holdings consist of almost 80% U.S. Treasury funds held at a large prominent bank while the remainder are in highly-rated municipal commercial paper and overnight time deposits.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007
Company-operated
Beginning of period	778	640	704	573
Openings	20	28	97	88
Closures	—	—	(3)	(1)
Franchise acquisitions	—	—	—	8

End of period	798	668	798	668
Franchises
Beginning of period	—	—	—	8
Franchise acquisitions	—	—	—	(8)

End of period	—	—	—	—

Total restaurants at end of period	798	668	798	668

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Restaurant Sales

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Restaurant sales	$340,543	$286,431	18.9%	$986,624	$796,137	23.9%
Average restaurant sales	$1,768	$1,708	3.5%	$1,768	$1,708	3.5%
Comparable restaurant sales increases	3.1%	12.4%		6.6%	10.9%
Number of company-operated restaurants as of the end of the period	798	668	19.5%	798	668	19.5%
Number of company-operated restaurants opened in the period	20	28		97	88

The significant factors contributing to our increase in sales for the three and nine months ended September 30, 2008 were restaurant openings and comparable restaurant sales performance. Restaurant sales for the three and nine months ended September 30, 2008 for restaurants not in the comparable restaurant base contributed to $46.8 million and $137.2 million of the increase in sales, respectively, of which $29.1 million and $54.2 million was attributable to restaurants opened in 2008. Comparable restaurant sales increases contributed to $7.4 million of the increase in restaurant sales for the third quarter of 2008, and $53.5 million of the increase in restaurant sales for the first nine months of 2008. Comparable restaurant sales growth was due primarily to menu price increases in selected markets in conjunction with the introduction of naturally raised beef or chicken. For the first nine months of 2008 an increase in the number of transactions processed at our register also contributed to the increase in comparable restaurant sales.

Food, Beverage and Packaging Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Food, beverage and packaging	$112,412	$92,075	22.1%	$321,003	$254,209	26.3%
As a percentage of revenue	33.0%	32.1%		32.5%	31.9%

Food, beverage and packaging costs increased as a percentage of revenue due to increased product costs, primarily cheese, chicken and avocados partially offset by menu price increases in selected markets in conjunction with the introduction of naturally-raised beef or chicken. We have seen significantly higher food costs for many of our raw ingredients and we expect that to continue through the rest of 2008 and into 2009.

Labor Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Labor costs	$89,534	$75,395	18.8%	$259,222	$211,965	22.3%
As a percentage of revenue	26.3%	26.3%		26.3%	26.6%

Labor costs as a percentage of revenue remained consistent in the third quarter of 2008 due to menu price increases and lower insurance claims benefiting us offset by increased average wage rates and labor inefficiencies associated with the newer restaurant openings.

Labor costs decreased as a percentage of revenue in the first nine months of 2008 primarily due to menu price increases, lower insurance claims benefiting us and labor inefficiencies in early 2007 before the national labor staffing model was fully rolled out. This decrease was partially offset by increased average wage rates and labor inefficiencies associated with the newer restaurant openings.

Occupancy Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Occupancy costs	$24,483	$19,745	24.0%	$69,720	$55,355	26.0%
As a percentage of revenue	7.2%	6.9%		7.1%	6.9%

Occupancy costs increased as a percentage of revenue primarily due to higher rents for new locations, which includes our opening proportionately more restaurants in expensive urban areas in 2007 and 2008. This increase was partially offset by higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Other operating costs	$41,379	$33,240	24.5%	$122,649	$96,663	26.9%
As a percentage of revenue	12.2%	11.6%		12.4%	12.1%

In 2008, other operating costs as a percentage of revenue increased primarily due to increased utilities, repair and maintenance costs and credit card processing fees resulting from a higher percentage of our customers using credit cards. This increase was partially offset by lower marketing and promotional spend.

General and Administrative Expenses

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
General and administrative expense	$22,645	$19,279	17.5%	$64,889	$54,397	19.3%
As a percentage of revenue	6.6%	6.7%		6.6%	6.8%

The increase in general and administrative expenses in 2008 primarily resulted from hiring more employees as we grew, the cost of the all manager conference held in the third quarter, an increase in stock-based compensation expense resulting from the stock-based compensation awards granted in February 2008, and the impact during the second quarter of 2007 from the reversal of the $1.2 million credit card contingency reserve. The increase was partially offset by lower performance related bonus accruals in 2008.

As a percentage of total revenue, general and administrative expenses decreased due to lower performance related bonus accruals and menu price increases. This decrease was partially offset by the costs of the all manager conference held in the third quarter and the impact during the second quarter of 2007 from the reversal of the $1.2 million credit card contingency reserve.

Depreciation and Amortization

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Depreciation and amortization	$13,769	$11,167	23.3%	$38,646	$31,907	21.1%
As a percentage of revenue	4.0%	3.9%		3.9%	4.0%

Depreciation and amortization increased primarily due to restaurants opened in 2008 and 2007.

As a percentage of total revenue, depreciation and amortization has increased during the third quarter due to new store openings increasing the average per store depreciable base and decreased for the nine months ended September 30, 2008 as a result of higher average restaurant sales on a partially fixed-cost base partially offset by new store openings.

Pre-opening Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Pre-opening costs	$2,884	$2,350	22.7%	$9,118	$6,730	35.5%
As a percentage of revenue	0.8%	0.8%		0.9%	0.8%
Restaurant openings	20	28		97	88

The increase in pre-opening costs is a result of an increase in rent expense recognized during the construction period due to an increase in the number of restaurants under construction and higher average rents as we open proportionately more restaurants in expensive urban areas. Pre-opening costs includes non-cash rent expense of $1.7 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and $4.8 million and $3.2 million for the nine months ended September 30, 2008 and 2007.

Loss on Disposal of Assets

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Loss on disposal of assets	$2,379	$1,784	33.4%	$5,212	$4,919	6.0%
As a percentage of revenue	0.7%	0.6%		0.5%	0.6%

The increase in loss on disposal of assets was due to updating restaurants in certain markets during the third quarter of 2008, partially offset by the effect of increased costs in 2007 relating to the upgrade of restaurant security systems.

Interest Income

	For the three months ended September 30		% decrease	For the nine months ended September 30		% decrease
	2008	2007		2008	2007
	(dollars in thousands)
Interest income	$931	$1,597	(41.7)%	$3,199	$4,617	(30.7)%
As a percentage of revenue	0.3%	0.6%		0.3%	0.6%

Interest income resulted primarily from investing our incremental cash and cash equivalents in short-term investments with maturities of three months or less. The decrease is due to a lower yield on our investments in the first nine months of 2008 compared to the same period in 2007, in small part from moving our investments into more secure, but lower yielding U.S. Treasury funds late in the third quarter of 2008.

Provision for Income Taxes

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2008	2007		2008	2007
	(dollars in thousands)
Provision for income taxes	$12,434	$12,315	1.0%	$37,908	$32,096	18.1%
As a percentage of revenue	3.7%	4.3%		3.8%	4.0%
Effective tax rate	39.0%	37.4%		38.2%	37.7%

The 2008 estimated annual effective tax rate increased compared to 2007 due to a reduction in the yield on tax-exempt securities as well as a reduction in the amount of tax-exempt investments due to the on-going market credit crisis, partially offset by a decrease in the estimated statutory state tax rate. In the third quarter we increased our estimate of the 2008 annual effective tax rate due to fewer expected investment holdings in tax-exempt securities for the second half of 2008.

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

Our quarterly results are also affected by other factors such as the number of new restaurants opened in a quarter and unanticipated events such as a severe credit restrictions or volatile financial markets. New restaurants have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash, cash equivalent, and short-term investment balance of $212.2 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase up to $100 million of our class B common stock subject to market conditions, and to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are exposed to interest rate risk through the investment of our cash, cash equivalents, and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2008, we had $210.0 million deposited in short-term investments bearing a weighted-average interest rate of 0.77% (approximately 0.85% tax equivalent).

Commodity Price Risks

We are also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, the strength of the U.S. dollar, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. A substantial portion of the dollar value of goods purchased by us are effectively at spot prices. Though we generally do not have long-term supply contracts or guaranteed purchase amounts, our pricing protocols with suppliers can remain in effect for periods ranging from one month to a year, depending on the outlook for prices of the particular ingredient. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect supply prices. Increases in ingredient prices have, and could continue to, adversely affect our results if we choose not to increase menu prices at the same pace for competitive or other reasons.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2008 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, weakness of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and oil has increased over 2007 prices. This has resulted in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, and we expect that pressure to continue through 2008 and into 2009. In addition, freezes during 2007 in California and Chile put pricing pressure on avocados which has continued through 2008. We have also experienced a significant increase in cheese prices throughout 2008 as a result of the expiration of the pricing protocols under which we operated during 2007. We will also have a significant increase in the cost of rice, soy oil and sweet corn as a result of the renewal of those pricing protocols at the end of the third quarter of 2008.

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

In addition, reports linking a nationwide outbreak of salmonella during the summer of 2008 to a variety of fresh produce items caused us to temporarily suspend serving some produce items in our foods or to otherwise alter our menu. Similarly, past outbreaks of e. coli relating to certain food items caused consumers to avoid certain products and restaurant chains, Asian and European countries have experienced outbreaks of avian flu, and incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as hepatitis A or trichinosis) and injuries caused by food tampering have had in the past, and could have in the future, an adverse affect on the price and availability of affected ingredients. If we react to these problems by changing our menu or other key aspects of the Chipotle experience, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to produce the revenue needed to make our restaurants profitable. Customers may also shift away from us if we choose to pass along to consumers any higher ingredient costs resulting from supply problems associated with outbreaks of food-borne illnesses, which would also have a negative impact on our sales and profitability.

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

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name: John R. Hartung Title: Chief Financial Officer

Date: October 22, 2008

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Class A Common Stock.*

4.2	Form of Stock Certificate for Class B Common Stock.***

10.1	Chipotle Mexican Grill, Inc. Amended and Restated 2006 Stock Incentive Plan**

31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Chief Financial Officer and President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-32731).

**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s current report on Form 8-K filed on September 29, 2008 (File No. 001-32731).

***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s quarterly report on Form 10-Q for the three months ended September 30, 2006 (File No. 001-32731).