Form 10-K
period 2008-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2009-02-19
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s outstanding common equity held by nonaffiliates was $1.27 billion, based on the closing prices of the registrant’s class A and class B common stock on June 30, 2008, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of class A and class B common stock held by each executive officer and director and by holders of more than 5% of the outstanding class A or class B common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2008 there were 14,601,897 shares of the registrant’s class A common stock, par value of $0.01 per share, and 17,501,587 shares of the registrant’s class B common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2009 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2008.

PART I

ITEM 1.	BUSINESS

General

Chipotle Mexican Grill, Inc. (“Chipotle”, the “Company”, or “We”) operates 837 restaurants in 33 states throughout the United States, the District of Columbia, and Toronto, Canada as of December 31, 2008. Our restaurants serve a focused menu of tacos, burritos, salads and burrito bowls (a burrito without the tortilla), made using fresh ingredients. People outside our company tend to categorize us as a “fast casual” concept—restaurants that are a step up from traditional fast food, but not casual, sit-down places. We’ve never worried much about what category we’re in. Instead, we remain focused on trying to find the highest quality ingredients we can to make great tasting food; on recruiting and retaining top performing people to ensure that the restaurant experience we provide is exceptional; and on building restaurants that are operationally efficient, aesthetically pleasing and on doing all of this with increasing awareness and respect for the environment.

Chipotle began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. Over the years, that vision has evolved. Today, our vision is to change the way the world thinks about and eats fast food. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine-dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and a distinctive interior design and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Our approach is also guided by our belief in an idea we call “Food With Integrity”. Our objective is to find the highest quality ingredients we can—ingredients that are grown or raised with respect for the environment, animals and people who grow or raise the food.

We manage our operations and restaurants based on five regions that all report into a single segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2008, 2007, and 2006, and our total assets as of December 31, 2008 and 2007, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data”.

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

In preparing our food, we use gas stoves and grills, pots and pans, cutting knives, wire whisks and other kitchen utensils, walk-in refrigerators stocked with a variety of fresh ingredients, herbs and spices and dry goods such as rice. Ingredients we use include chicken and steak that is marinated in our restaurants, carnitas (seasoned and braised pork), barbacoa (spicy shredded beef) and pinto and vegetarian black beans. We add our rice, which is tossed with lime juice and freshly chopped cilantro, as well as freshly shredded cheese, sour cream, lettuce, peppers and onions, depending on each customer’s request. We use various herbs, spices and seasonings to prepare our meats and vegetables. We also provide a variety of extras such as guacamole, salsas and tortilla chips seasoned with fresh lime and kosher salt. In addition to sodas and fruit drinks, most of our restaurants also offer a selection of beer and margaritas. All of our food is prepared from scratch, with the majority prepared in our restaurants while some is prepared with the same fresh ingredients in commissaries. With the exception of the sweet corn for one of our salsas, our ingredients are never frozen.

Food Served Fast … So That Customers Can Enjoy It Slowly. Our employees spend hours preparing our food on-site, but each customer order can be ready in seconds. Customers select exactly what they want and how they want it by speaking directly to the employees that have prepared the food. While we think that our customers return because of the great-tasting food, we also think that they like getting food served fast without having a “fast-food” experience, even when they’re not in a hurry. And while our restaurants often have lines, we try to serve customers as quickly as possible; we’ve even been able to serve more than 300 customers an hour at some locations. The natural flow of our restaurant layout, including the floor plan and the design of our serving line, are designed to make the food ordering process intuitive and, we believe, more efficient. And we’re focused on further improving the speed of service in all of our restaurants, so that we can accommodate more customers and larger orders without disrupting restaurant traffic. For instance, our restaurants accept orders over the internet or by fax in order to allow customers in a hurry or with large orders to avoid standing in line to wait for their food. We have installed change machines at the cashier station in virtually all of our restaurants, and have implemented a hand-held point-of-sale terminal in a small number of our restaurants which allows customers to pay with a credit card while waiting in line. We continue to review other equipment and kitchen design modifications to improve the speed of service. By emphasizing speed of service without compromising the genuine interactions between our customers and our crews, and by continually making improvements to our restaurants to keep pace at even our highest-volume restaurants, we believe that we can provide the Chipotle experience to more and more customers.

“Food With Integrity.” More than anything, serving high quality food is what motivates us. And we’re always looking to make the food we serve better. As part of our “Food With Integrity” strategy, we believe that using fresh ingredients is not enough, so we spend time on farms and in the field to understand where our ingredients come from and how the animals are raised. This includes working with experts in the areas of animal ethics to try to support more humane farming practices. Because our menu is so focused, we can concentrate on where we obtain each ingredient, and this has become a cornerstone of our continuous effort to improve our food. All of our pork and all of our chicken in the U.S., for example, is naturally raised. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised in open pastures or deeply bedded pens—which is more stringent than the USDA’s new standard for naturally raised marketing claims. We also serve naturally raised beef in about 60% of our restaurants. We’re also investigating the use of more sustainably grown produce, meaning produce grown by suppliers who we believe respect the environment and their employees, while still charging reasonable prices for our food. Today, about 35% of all of the beans we buy are organically grown—that is, they meet U.S. Food and Drug Administration standards for “organic”- up from 30% during 2008. All of the sour cream and cheese we buy is made from milk that comes from cows that are not given rBGH, or recombinant bovine growth hormone, to stimulate milk production. By the end of 2008, 10% of the milk used in our cheese came from cows raised in pastures and we expect to increase that percentage significantly during 2009. During 2008 we purchased at least 25% of at least one produce item while in season in each of our markets from small to midsize local farmers.

We do, however, face challenges in pursuing our ‘Food With Integrity’ strategy, including the length of time it takes to identify and secure relationships with suppliers, and the costs and risks associated with purchasing naturally raised or sustainably grown ingredients. Naturally raised meat and sustainably grown vegetables are more costly and the growth process is longer. Herd losses can also be greater when animals are not treated with antibiotics and hormones. Given the costs associated with natural and sustainable farming practices, and recently due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. We believe that consumers’ increasing concern about where and how food is raised, and about the environmental management, animal husbandry and labor practices of food suppliers, will continue to foster demand for these foods over the long-term. We believe that increased demand for naturally raised meat and produce over the long-term will continue to attract the interest and capital investment of larger farms and suppliers. We also understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing “Food With Integrity” with our desire to provide great food at reasonable prices. If our focus continues to resonate with consumers, it should improve our sourcing flexibility over time, though we expect that these ingredients and other raw materials will remain more expensive than commodity-priced equivalents for some time to come.

Quality Assurance and Food Safety. Chipotle is committed to serving safe, high quality food to our customers. Quality and food safety is integrated throughout our supply chain and everything we do; from the farms that supply our food all the way through to our front line. We have established close relationships with some of the top suppliers in the industry, and we actively maintain a limited list of approved suppliers from whom our distributors must purchase. Our quality assurance department establishes and monitors our quality and food safety programs, including farm, supplier and distributor audits. Our training department develops and implements operating standards for food quality, preparation, cleanliness and safety in the restaurants. Our food safety programs are also designed to ensure that we comply with applicable state and local food safety regulations. Although Chipotle was never directly related to the outbreak, during 2008, we responded to a nationwide outbreak of salmonella potentially linked to a variety of fresh produce items by temporarily suspending serving some items and cooking the jalapenos that are used in some of our fresh salsas and guacamole.

Restaurant Management And Operations

Culture of High Performers. We value the individuality of our company, our employees and our customers, which we believe results in a management, operations and training philosophy distinct from that of our competitors. We are committed to creating a performance based culture that leads to the best restaurant experience possible for our customers. The foundation of that culture starts with hiring the best teams in our restaurants. We make an effort to hire employees who share a passion for food, and who will operate our restaurants in a way that is consistent with our high standards but that allows each of their unique personalities and strengths to contribute to our success. We provide attractive career opportunities to crew and managers who are committed to work hard, provide great customer service and have the ability to lead and empower others. We provide hands on, shoulder to shoulder training to develop the full potential of our restaurant employees. Through our culture, diversity and language programs that we provide in all of our markets, we teach English to Spanish-speaking workers, which helps our crew provide better customer service and provides greater career opportunities. This program helps encourage our staff members to develop skills that will enhance their work experience and enrich their personal lives. Our best restaurant managers who run great restaurants and develop strong restaurant teams are promoted to Restaurateur, and can earn bonuses for developing people and building sales. We’ve leveraged our outstanding Restaurateurs’ leadership by giving select Restaurateurs responsibility for mentoring nearby restaurants. This provides an opportunity for Restaurateurs to develop in field leadership roles one restaurant at a time.

Importance of Methods and Culture. Although we have many restaurants, we believe that our departure from the automated cooking techniques, frozen meats and microwaves used by many traditional fast-food and fast-casual restaurants helps to set us apart. Our crews use classic cooking methods: they marinate and grill meats, hand-chop produce and herbs, make fresh salsa and guacamole, and steam rice in small batches throughout the day. They work in kitchens that more closely resemble those of high-end restaurants than they do a typical fast-food place. Despite our more labor-intensive method of food preparation, our focused menu creates efficiencies which allow us to serve high quality food made from ingredients typically found in fine dining restaurants.

The Front Line is Key. Our restaurant and kitchen designs intentionally place crew members up front with customers to reinforce our focus on service. All of our restaurant employees are encouraged to have genuine interactions with customers no matter their job, whether preparing food or serving customers during our busiest period. We focus on attracting and retaining people who can deliver that experience for each customer “one entree at a time”. We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way. We believe our focus on creating a positive and interactive experience helps build loyalty and enthusiasm for our brand among restaurant managers, crew members and customers alike.

The Basics. Each restaurant typically has a restaurant manager (a position we’ve characterized as the most important in the company), an assistant manager, one or two hourly service managers, one or two hourly kitchen managers and an average of approximately 17 to 20 full and part-time crew members. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We tend to have more employees in our busier restaurants. We cross-train our people, so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people greater variety and the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our restaurant managers and crew members to welcome and interact with customers throughout the day. And although they may increase our labor costs, we believe that the benefits we provide to our employees, which include language training and a company car program for qualified restaurant managers, help us to attract and keep top performing restaurant managers and crew members.

In addition to the employees serving our customers at each restaurant, we also have a field support system that includes team leaders, area managers, operations directors and regional directors. For 2009, we are updating the field support structure to ensure it is effective and efficient as we grow and to ensure we have provided a great career path at Chipotle–not only from crew to manager, but also from manager to a field leadership role.

Provisions and Supplies

Close Relationships With Suppliers. Maintaining the high quality levels we expect in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We purchase from various suppliers, carefully selected based on quality and their understanding of our brand, and we seek to develop mutually beneficial long-term relationships with them. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, weather, exchange rates, foreign demand, crises and other world events that may affect supply prices.

We do not purchase raw materials directly from farmers or other suppliers, but have approved all of the suppliers from whom ingredients are purchased for our restaurants. Distribution centers purchase ingredients and other supplies from suppliers we select based on our quality specifications, and purchase within the pricing guidelines and protocols we have established with the suppliers.

Distribution Arrangements. We deliver ingredients and other supplies to our restaurants from 21 independently owned and operated regional distribution centers. As we continue to expand geographically, we expect to add additional regional distribution centers.

Marketing

Our marketing has historically been based on the belief that the best and most recognizable brands aren’t built through advertising or promotional campaigns alone, but also through deeply held beliefs that are evident in how the company is run. All of the ways that we project ourselves—beginning with each customer’s experience in our restaurants, the look and feel of our restaurants, our advertising and promotional programs, and the design items that carry our name or logo—influence how people think about us.

When we open a new restaurant, we plan a range of activities to introduce Chipotle to the local community and to create interest in the restaurant from the start. Our advertising has generally included print, outdoor, transit and radio ads. In addition, we continue to generate considerable media coverage, with scores of publications writing favorably about our food, restaurant concept and business, and our food and restaurants have been featured in a number of television news programs.

Collectively, these efforts have helped us create considerable word-of-mouth publicity, with our customers learning about us and telling others, allowing us to build awareness with relatively low advertising expenditures.

We also recognize the need for our marketing to evolve, much as we have evolved our food culture and our unique people culture. To help us improve our marketing direction and message, to deepen our relationships with customers and continue to attract new customers, we hired our first ever Chief Marketing Officer in January 2009. Shortly after filling this new position, we hired a new advertising agency and are taking a fresh look at our marketing strategy and direction with an eye to making our marketing more effective. As part of these efforts, we have developed and introduced in select markets new logos and other branding.

Competition

The fast-casual segment of the restaurant industry is highly competitive and fragmented. In addition, fast-casual restaurants compete against other segments of the restaurant industry, including quick-service restaurants and casual dining restaurants. The number, size and strength of competitors vary by region, market and even restaurant. All of these restaurants compete based on a number of factors, including taste, quality, speed of service, value, name recognition, restaurant location, customer service and the ambience and condition of each restaurant.

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

We believe we’re well-positioned to continue to grow our market position in existing and new markets given current consumer trends, including the increasing impact of Hispanic culture on food, the growth of the Mexican food segment and increasing awareness and concern among consumers about what they eat and how it is prepared. Some of our competitors have formats similar to ours. We believe, however, that Chipotle has become one of the most recognized fast-casual restaurants and is known for its focus on preparing food using a variety of fresh ingredients in an open restaurant kitchen to create delicious food and commitment to “Food With Integrity”, which we think represents a significant competitive advantage in the segment in which we operate.

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

Our Intellectual Property and Trademarks

“Chipotle,” “Chipotle Mexican Grill,” “Chipotle Mexican Grill (in stylized font),” “Unburritable,” “Food With Integrity,” “Fresh Is Not Enough, Anymore,” “The Gourmet Restaurant Where You Eat With Your Hands,” the Chili Pepper Logo design, the Foil Burrito design and the Chipotle Medallion design are U.S. registered trademarks of Chipotle. We have filed trademark applications for a number of other marks in the U.S. In addition to our U.S. registrations, we own the trademarks for “Chipotle Mexican Grill” in Australia, Brazil and Mexico and for “Chipotle” in Australia and the European Union, among other countries. We have filed trademark applications for “Chipotle” and related marks in a number of additional countries, including Canada and the European Union.

We also believe that the design of our restaurants is our proprietary trade dress. From time to time we have taken action against other restaurants that we believe are misappropriating our trademarks, restaurant designs or advertising. Although our policy is to protect and defend vigorously our rights to our intellectual property, we may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

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

Employees

As of December 31, 2008, we had about 20,400 employees, including 2,090 salaried employees and 18,310 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include our estimates of the amount of certain expected expenses for 2009, projections of the number of restaurants we expect to open in 2009 and potential changes in our comparable restaurant sales during 2009, statements of our intention to open restaurants in one or more specified particular locations, and statements regarding the potential impact of the current economic downturn on our business. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in this Item 1A. “Risk Factors,” and elsewhere in this report.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

Increasing our sales and profitability depends substantially on our ability to open new restaurants and is subject to many unpredictable factors.

There were 837 Chipotle restaurants as of December 31, 2008. We plan to increase the number of our restaurants significantly in the next three years, and plan to open between 120 and 130 new restaurants in 2009. However, we have in the past experienced delays in opening some restaurants and that could happen again as a result of any of the following factors:

•	our potential inability to locate and secure new restaurant sites in locations that we believe to be attractive;

•	delay or cancellation of new site development by developers and landlords, which may become more common during 2009 as a result of the difficult economic environment and tight credit markets;

•	difficulty managing construction and development costs of new restaurants at affordable levels, particularly in competitive markets;

•	obstacles to hiring and training qualified operating personnel in the local market;

•	any shortages of construction materials and labor;

•	difficulty negotiating leases with acceptable terms;

•	lack of availability of, or inability to obtain, adequate supplies of ingredients that meet our quality standards;

•	failures or delays in securing required governmental approvals (including construction, parking and other permits); and

•	the impact of inclement weather, natural disasters and other calamities, such as hurricanes Katrina and Rita in 2005.

One of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites. Competition for those sites in our target markets can be intense, and development and leasing costs are increasing (particularly for urban locations). Delays or failures in opening new restaurants due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results. Moreover, as we open and operate more restaurants our rate of expansion relative to the size of our restaurant base will decline, which may in turn slow our profitability growth.

Our progress in opening new restaurants from quarter to quarter may also occur at an uneven rate, which may result in quarterly sales and profit growth falling short of market expectations in some periods. Similarly, our growth strategy and the substantial investment associated with the development of each new restaurant (as well as the impact of our new restaurants on the sales of our existing restaurants) may cause our operating results to fluctuate and be unpredictable or adversely affect our profits.

Our sales and profit growth could be adversely affected if comparable restaurant sales are less than we expect.

While future sales growth will depend substantially on our plans for new restaurant openings, the level of comparable restaurant sales (which represent the change in period-over-period sales for restaurants beginning in their 13th full month of operations) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Comparable restaurant sales increases decelerated during 2008, and we do not expect comparable restaurant sales growth to continue at historical levels. We expect comparable restaurant sales increases in 2009 to be in the low single digits due to the impact of weaker consumer spending as a result of the economic downturn, potential traffic declines as a result of our recent menu price increases and difficult prior-year comparisons. If the economy remains weak or further weakens, we may lower our expectations for comparable restaurant sales. In addition, our ability to increase comparable restaurant sales depends in part on our ability to successfully implement a new marketing and branding strategy, our initiative to increase the speed at which our crew serves each customer, and expanded use of fax service lines and online ordering, each of which we may not be able to accomplish. As a result of these factors it is possible that we will not achieve our targeted comparable restaurant sales growth or that the change in comparable restaurant sales could be negative. If this were to happen, sales and profit growth would be adversely affected and our stock price would be likely to decline.

New restaurants, once opened, may not be profitable, and the increases in average restaurant sales and comparable restaurant sales that we have experienced in the past may not be indicative of future results.

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new area, higher fixed costs relating to increased occupancy costs and other start-up inefficiencies that are typical of new restaurants. New restaurants may not have similar results as our existing restaurants and may not be profitable. In addition, our average restaurant sales and comparable restaurant sales likely will not continue to increase at the rates achieved over the past several years and may decline, particularly due to the current economic downturn. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	changes in consumer preferences and discretionary spending, including weaker consumer spending in difficult economic times;

•	other impacts of changes in general economic conditions, which can affect local labor costs and prices we pay for the ingredients and other supplies we use;

•

competition, either from our competitors in the restaurant industry, or from our own restaurants as some customers who frequent one of our restaurants may begin to visit one of our new restaurants instead;

•	consumer understanding and acceptance of the Chipotle experience, which we intend to improve during 2009 with a new branding and marketing strategy that has not been tested;

•	executing our strategies effectively;

•	initial sales performance of new restaurants;

•	road construction, weather and other factors limiting access to new restaurants; and

•	changes in government regulation.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and oil increased over the past year. This has resulted in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, and although some prices eased somewhat near the end of 2008, we expect pricing pressures to generally continue in 2009. We have also had a significant increase in the cost of rice, soy oil and sweet corn as a result of the renewal of pricing protocols for those items at the end of the third quarter of 2008. Any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese, avocados, beans, rice, tomatoes and pork, could adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to suspend serving menu items, such as guacamole, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales.

Instances of food-borne or localized illnesses could cause the temporary closure of some restaurants and result in negative publicity, thereby resulting in a decline in our sales, or could adversely affect the price and availability of the meat or produce we use to prepare our food.

Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, could result in negative publicity about us or the restaurant industry, which could adversely affect sales. For instance, during 2008 a small number of Chipotle restaurants were associated with separate outbreaks of customer illness, and even in markets in which we were never proven to be the cause of the illnesses our sales were adversely impacted. If our customers become ill from food-borne or localized illnesses, we could be forced to temporarily close some restaurants. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, could materially harm our business.

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

Labor is a primary component of our operating costs, and we believe good managers and crew are a key part of our success. We devote significant resources to recruiting and training our restaurant managers and crew. Increased labor costs due to factors like competition, increased minimum wage requirements, employee benefits and changes due to our new restaurant staffing structure would adversely impact our operating costs. Our success also depends in part on the energy and skills of our employees and our ability to hire, motivate and keep qualified employees, especially restaurant managers and crew members. Our failure to find and keep enough employees who are a good fit with our culture could delay planned restaurant openings, result in higher employee turnover or require us to change our culture, any of which could have a material adverse effect on our business and results of operations. Restaurant operators have traditionally experienced relatively high employee turnover rates. Any increase in our turnover rates for managers or crew could be costly.

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

The impact of the current economic downturn on us may be exacerbated if our suppliers, landlords and other counterparties are not able to continue to do business with us or are forced to alter the terms on which they do business with us.

Some of our suppliers and other vendors have been adversely impacted by tightening of the credit markets, decreased economic activity, fluctuations in commodity prices and other consequences of the economic downturn. Some vendors have sought to change the terms on which they do business with us in order to lessen the impact of the economic downturn on their business. If we are forced to find alternative vendors for key services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business.

For example, we are aware that the economic environment has forced some food suppliers to seek financing in order to stabilize their businesses, and some suppliers have ceased operations completely. Additional suppliers may encounter difficulties in sustaining their business, and if any of our major suppliers or a large number of other suppliers suspend or cease operations, we may not be able to further our “Food With Integrity” initiative and may have difficulty keeping our restaurants fully supplied with the high quality ingredients we require. If we were forced to suspend serving one or more of our menu items, that could have a significant adverse impact on our restaurant traffic and public perceptions of us, which would be harmful to our business.

Similarly, our restaurant expansion strategy relies in part on the development of new retail centers and similar projects. Many developers rely on the availability of financing to complete these types of projects, and due to the current volatility in the credit markets financing may not be available on attractive terms or at all.

Developers may also delay or cancel projects in light of uncertainty in the commercial leasing market or economic conditions generally. If developers do not proceed with projects in which we plan to locate restaurants, our expansion plans may be hampered, which would adversely impact our growth and future profitability.

Our expansion into new markets may present increased risks due to our unfamiliarity with those areas.

Some of our new restaurants are planned for markets where we have little or no operating experience. For instance we have announced plans to open a restaurant in London in 2009, which will be our first restaurant outside of North America and our second outside the United States. New markets, particularly outside the United States, may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may be less successful than restaurants in our existing markets. Consumers in a new market may not be familiar with the Chipotle brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets, and may have higher construction, occupancy or operating costs than restaurants in existing markets. We may also have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability. Some or all of these factors may be more pronounced in markets outside the United States due to cultural, regulatory or economic differences with which we are not familiar, which may have a particularly adverse impact on our sales or profitability in those markets and could thereby adversely impact our overall results.

We may not persuade customers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service segment. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results or the brand identity that we have tried to create. Consumers may also be more price-sensitive during difficult economic times, and we experienced some decrease in traffic during late 2008 that we attribute in part to menu price increases. Many forecasts predict continued economic difficulties throughout 2009, so our ability to increase sales may be significantly hampered for the foreseeable future.

Changes in customer tastes and preferences, spending patterns and demographic trends could cause sales to decline.

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our sales could be impacted by changes in consumer preferences in response to dietary concerns, including preferences regarding items such as calories, sodium, carbohydrates or fat. These changes could result in consumers avoiding our menu items in favor of other foods. Our success also depends to a significant extent on consumer confidence, which is influenced by general economic conditions and discretionary income levels. Negative consumer sentiment in the wake of the economic downturn has been widely reported in 2008 and early 2009. Our sales may decline during this or future economic downturns, which can be caused by various factors such as high gasoline prices, or during periods of uncertainty, such as those that followed the terrorist attacks on the United States in 2001. Any material decline in consumer confidence or a decline in family “food away from home” spending could cause our sales, operating results, profits, business or financial condition to decline. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales may deteriorate.

Competition could adversely affect us.

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally owned restaurants and national and regional chains. Our competitors offer dine-in, carry-out and delivery services. Many of our competitors have existed longer than we have and often have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. As we expand further in existing markets, our existing restaurants may face competition from our new restaurants that begin operating in those markets.

Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, better for customers or otherwise targeted at particular consumer preferences. Many of our competitors in the fast-casual and quick-service segments of the restaurant industry also emphasize lower-cost, “value meal” menu options, a strategy we do not currently pursue. Our sales may be adversely affected by these products and price competition.

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

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards for payment in our restaurants. During 2008, approximately half of our sales were attributable to credit card transactions, and credit card usage could continue to increase. A number of retailers, including us, have experienced actual or potential security breaches in which credit and debit card information may have been stolen. In August 2004, the merchant bank that processed our credit card transactions informed us that we may have been the victim of a possible theft of credit and debit card data. As a result, we recorded losses and related expenses totaling $4.3 million from 2004 through 2006.

We may in the future become subject to additional claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

Failure to receive frequent deliveries of higher-quality food ingredients and other supplies could harm our operations.

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. We do not have long-term contracts with any of our suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather, a supplier ceasing operations or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. We currently depend on a limited number of suppliers for some of our key ingredients, including beef, pork, chicken, beans, rice, sour cream and tortillas. Due to the unique nature of the products we receive from our “Food With Intergrity” suppliers, these suppliers could be more difficult to replace if we were no longer able to rely on them. In addition, we have relied on the same third party distribution network as McDonald’s. We may have to seek new suppliers and service providers with pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if our customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe.

In addition, our approach to competing in the restaurant industry depends in large part on our continued ability to adhere to the principle of “Food With Integrity”. We use a substantial amount of naturally raised and sustainably grown ingredients, and try to make our food as fresh as we can, in light of pricing considerations. As we increase our use of these ingredients, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. Our inability to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis, or at all, could cause us difficulties in aligning our brand with the principle of “Food With Integrity”. That could make us less popular among our customers and cause sales to decline.

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

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

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

We are implementing a new marketing and branding strategy, and the additional expense associated with this initiative may adversely impact our business.

During 2008 we announced plans to refocus our marketing and branding strategy. In January 2009 we hired Mark Crumpacker as our first Chief Marketing Officer to lead our efforts on this initiative, and also retained a new outside advertising agency. In addition, we have developed and introduced in select markets new logos and other branding. We are still developing many facets of our new marketing and branding strategy, and do not have any assurance that our new strategy will be successful. If new advertising, modified branding and other marketing programs do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results.

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

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	changes in comparable restaurant sales and customer visits, including as a result of declining consumer confidence or the introduction of new menu items;

•	the timing of new restaurant openings and related revenues and expenses;

•	operating costs at newly opened restaurants, which are often materially greater during the first several months of operation;

•	labor availability and wages of restaurant management and crew;

•	profitability of our restaurants, especially in new markets;

•

the impact of inclement weather, natural disasters and other calamities, such as snow storms in many of our primary markets in 2006 and 2007 and freezes in California and Chile during 2008 which impacted avocado crops;

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

Our class B common stock has historically traded at lower prices than our class A common stock. For instance, on February 13, 2009, our class A common stock closed at $55.05 per share and our class B common stock closed at $51.17 per share. The trading prices of our class A and class B common stock may continue to differ due to factors outside of our control, including differences in market awareness of the two classes, trading liquidity of the two classes or other factors. In the separation agreement we entered into with McDonald’s in connection with our separation from them, we agreed not to take any action to combine the class A and class B common stock or otherwise eliminate the two-class capital structure until at least the fifth anniversary of the separation, unless we obtain McDonald’s consent, or McDonald’s (at our request) obtains a ruling from the IRS, or we obtain an opinion of counsel satisfactory to McDonald’s, that such action will not adversely impact the tax-free nature of our separation from McDonald’s. Obtaining such a ruling or opinion involves complex tax laws and fact-specific determinations, and there may be significant obstacles to our obtaining either a ruling or an opinion satisfying the requirements of the separation agreement. Determining whether a ruling or opinion is available will involve significant costs. Moreover, even if we propose to combine the class A and class B common stock or otherwise eliminate the two-class structure we cannot anticipate how the prices of the class A and class B common stock may react to such an action. We may incur a large indemnity obligation to McDonald’s if the exchange offer through which we separated from McDonald’s is determined to be taxable as a result of our breach of the separation agreement or any action we take to combine the class A and class B common stock or otherwise eliminate the two-class structure. See “Restrictions and indemnities in connection with the tax treatment of McDonald’s exchange offer could adversely affect us” below.

Restrictions and indemnities in connection with the tax treatment of the exchange offer through which we separated from McDonald’s could adversely affect us.

We understand that the exchange offer McDonald’s completed in October 2006 to dispose of its interest in us should generally be tax-free to McDonald’s and its shareholders. Current U.S. tax law generally creates a presumption that a tax-free exchange of the type used by McDonald’s would be taxable to McDonald’s, but not to its shareholders, if we or our shareholders were to engage in a transaction that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning two years before the date of the exchange, unless it is established that the exchange and the transaction are not part of a plan or series of related transactions to effect such a change in ownership. As a consequence of the foregoing, in the separation agreement we entered into with McDonald’s in connection with the separation, we agreed among other things:

•

to only take action affecting the relative voting rights of any separate classes of our stock on or before the fifth anniversary of the separation if we obtain McDonald’s consent, or McDonald’s (at our request) obtains a ruling from the IRS, or we obtain an opinion of counsel satisfactory to McDonald’s, that such action will not adversely impact the tax-free nature of our separation from McDonald’s; and

•

agreed to indemnify McDonald’s for taxes and related losses it incurs as a result of the exchange failing to qualify as a tax-free transaction, if the taxes and related losses are attributable to (i) direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions); (ii) negotiations, understandings, agreements or arrangements in respect of such acquisitions; or (iii) our failure to comply with applicable representations and undertakings and the restrictions placed on our actions under the separation agreement.

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

As of December 31, 2008, we operated 837 restaurants. The table below sets forth the locations (by state or province) of Chipotle restaurants in operation.

Alabama	3
Arizona	33
California	122
Colorado	68
District of Columbia	6
Florida	42
Georgia	12
Illinois	63
Indiana	14
Iowa	2
Kansas	15
Kentucky	5
Maryland	29
Massachusetts	11
Michigan	11
Minnesota	47
Missouri	22
Nebraska	7
Nevada	9
New Hampshire	1
New Jersey	8
New York	31
North Carolina	11
Ohio	100
Oklahoma	3
Oregon	9
Pennsylvania	9
Rhode Island	1
Texas	78
Utah	4
Virginia	37
Washington	10
Wisconsin	12
Wyoming	1
Ontario, Canada	1

Total	837

We categorize our restaurants as either end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing or other. Of our restaurants in operation as of December 31, 2008, we had 180 free-standing units, 496 end-cap locations, 135 in-line locations and 26 other. The average restaurant size is about 2,600 square feet and seats about 60 people. Most of our restaurants also feature outdoor patio space.

Our main office is located at 1401 Wynkoop Street, Suite 500, Denver, Colorado, 80202 and our telephone number is (303) 595-4000. We lease our main office and substantially all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

There were no matters submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2008.

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

	Chipotle Class A Common Stock		Chipotle Class B Common Stock
	High	Low	High	Low
2007
First Quarter	$65.25	$54.61	$61.17	$50.40
Second Quarter	$88.70	$61.94	$81.95	$57.19
Third Quarter	$119.97	$77.51	$109.20	$70.65
Fourth Quarter	$155.49	$113.51	$129.64	$102.28

	Chipotle Class A Common Stock		Chipotle Class B Common Stock
	High	Low	High	Low
2008
First Quarter	$150.00	$90.09	$124.45	$77.13
Second Quarter	$121.29	$81.83	$105.14	$73.74
Third Quarter	$89.27	$53.00	$81.01	$45.00
Fourth Quarter	$67.92	$36.86	$61.21	$32.47

As of February 11, 2008, there were approximately 443 holders of our class A common stock and approximately 1,013 holders of our class B common stock, in each case as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. We estimate that there are approximately 37,000 beneficial owners of our class A common stock and approximately 16,000 beneficial owners of our class B common stock.

Purchases of Equity Securities by the Issuer

The table below reflects shares of class B common stock we repurchased during 2008.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October	188,894	$42.17	188,894	$92,035,228
Purchased 10/24 through 10/31
November	334,969	$39.98	523,863	$78,643,233
Purchased 11/03 through 11/28
December	167,910	$51.67	691,773	$69,966,830
Purchased 12/1 through 12/31

(1)	—All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	—Shares were repurchased pursuant to a repurchase program announced on October 22, 2008. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plan as of December 31, 2008. All awards reflected are options to purchase or rights to class A common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Chipotle 2006 Incentive Plan	1,323,117	$52.49	2,848,802
Equity Compensation Plans Not Approved by Security Holders:

None.

(1)	Includes shares issuable in connection with performance share rights and non-employee director restricted stock units. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options and stock appreciation rights only.

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our classes of common stock from the dates trading began on the NYSE (January 26, 2006 for class A and October 5, 2006 for class B) through December 31, 2008 to that of the total return index for the Russell 2000 and the S&P SmallCap 600 Restaurants Index assuming an investment of $100 on January 26, 2006. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the class A or class B common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with our Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data”. The selected consolidated statements of income data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 have been audited and reported upon by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated statements of income data for the year ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from audited financial statements not included in this report. The data shown below are not necessarily indicative of results to be expected for any future period (in thousands, except per share data).

	For the years ended December 31,
	2008	2007	2006	2005	2004
Statements of Income:
Revenue
Restaurant sales	$1,331,968	$1,085,047	$819,787	$625,077	$468,579
Franchise royalties and fees	—	735	3,143	2,618	2,142

Total revenue	1,331,968	1,085,782	822,930	627,695	470,721

Food, beverage and packaging costs	431,947	346,393	257,998	202,288	154,148
Labor costs	351,005	289,417	231,134	178,721	139,494
Occupancy costs	98,071	75,891	58,804	47,636	36,190
Other operating costs	164,018	131,512	102,745	82,976	64,274
General and administrative expenses	89,155	75,038	65,284	51,964	44,837
Depreciation and amortization	52,770	43,595	34,253	28,026	21,802
Pre-opening costs	11,624	9,585	6,778	1,971	2,192
Loss on disposal of assets	9,339	6,168	3,982	3,119	1,678

Total costs and expenses	1,207,929	977,599	760,978	596,701	464,615

Income from operations	124,039	108,183	61,952	30,994	6,106
Interest and other income	3,469	6,115	6,574	36	211
Interest and other expense	(302)	(296)	(271)	(790)	(191)

Income before income taxes	127,206	114,002	68,255	30,240	6,126
(Provision) benefit for income taxes(1)	(49,004)	(43,439)	(26,832)	7,456	—

Net income	$78,202	$70,563	$41,423	$37,696	$6,126

Earnings per share
Basic	$2.39	$2.16	$1.29	$1.43	$0.24
Diluted	$2.36	$2.13	$1.28	$1.43	$0.24
Shares used in computing earnings per share
Basic	32,766	32,672	32,051	26,281	25,454
Diluted	33,146	33,146	32,465	26,374	25,520

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total current assets	$211,072	$201,844	$178,837	$17,824	$10,332
Total assets	$824,985	$722,115	$604,208	$392,495	$329,653
Total current liabilities	$76,788	$73,301	$61,201	$41,982	$38,663
Total liabilities	$202,395	$160,005	$130,251	$83,141	$67,087
Total shareholders’ equity	$622,590	$562,110	$473,957	$309,354	$262,566

(1)	During the year ended December 31, 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $20.3 million, resulting in a non-recurring tax benefit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2008 Highlights and Trends

Restaurant Development. As of December 31, 2008, we operated 837 restaurants in 33 states throughout the United States, the District of Columbia, and Toronto, Canada. New restaurants have contributed substantially to our restaurant sales growth. We opened 136 restaurants in 2008. We expect to open between 120 and 130 restaurants in 2009, including one in London.

Sales Growth. In addition to growing our number of restaurants, we have experienced increases in our average restaurant sales from $1.734 million as of December 31, 2007 to $1.763 million as of December 31, 2008 driven by comparable restaurant sales increases. Our comparable restaurant sales increases were 5.8% in 2008 and 10.8% in 2007. Comparable restaurant sales increases in 2008 were due mainly to menu price increases. Our comparable restaurant sales increases decelerated during 2008, which we believe was due primarily to the weakened economy. We define average restaurant sales as the average trailing 12-month sales for company-operated restaurants in operation for at least 12 full calendar months. Comparable restaurant sales include company-operated restaurants only and represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation.

We expect our comparable restaurant sales increases in 2009 to be in the low single digits driven primarily by menu price increases implemented in the fourth quarter of 2008, partially or fully offset by a decrease in customer visits. Due to fluctuations in consumer spending as a result of economic uncertainty, potential traffic declines as a result of our recent menu price increases and variability in prior-year comparisons, we could experience rapid and large changes in our comparable restaurant sales trends during the year.

Food Costs. The cost of many basic foods for humans and animals, including corn, wheat, rice and oil increased over 2007 prices. This resulted in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice. In addition, freezes during 2007 in California and Chile put pricing pressure on avocados during 2008. We experienced a significant increase in cheese prices throughout 2008 as a result of the expiration of the pricing protocols under which we operated during 2007. We also experienced significant increases in the cost of rice, soy oil and sweet corn in conjunction with the renewal of those pricing protocols at the end of the third quarter of 2008. In response to the increasing raw ingredient prices, we instituted menu price increases in the fourth quarter of 2008 for most of the country. This increase, combined with some easing of commodity costs will likely result in flat food costs as a percentage of revenue for 2009.

Labor. Although we have not been directly impacted by recent minimum wage increases, we experienced some upward pressure on our restaurant wages in 2008 and expect further pressure into 2009. As a result, we do not expect to see improvements in our labor expense as a percentage of revenue into 2009.

In addition to excelling in providing quality food and customer service, restaurant managers are expected to contribute substantially to the development of their crew. Our restaurant management structure is designed to facilitate the development of crew members into restaurant managers, and we emphasized the importance of hiring and developing great crew at our first all managers conference we held in August.

We continue to focus on ensuring our employee practices are as exceptional as our food. We have sought to ensure that we have an effective and efficient field support system for restaurant managers that supports our efforts to identify people with potential, develops crew into managers and ensures high operating standards of our restaurants. In an effort to achieve this we continue to develop the Restaurateur program, which is designed to encourage the restaurant manager position as a career opportunity for our top performing restaurant managers. We have also been working to leverage our Restaurateurs’ leadership by giving select Restaurateurs responsibility for mentoring nearby restaurants. This provides the opportunity for Restaurateurs to develop into field leadership roles as well.

Food With Integrity. In addition to continuing to serve naturally raised pork in all our restaurants, we now serve naturally raised chicken in all of our restaurants in the United States and naturally raised beef in about 60%. However, current economic conditions have led to natural chicken supply shortages. As a result, we temporarily suspended serving naturally raised chicken in certain limited restaurants for a short period of time. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely in open pastures or deeply bedded pens—which is more stringent than the USDA’s new standard for naturally raised marketing claims. In 2008, 30% of all beans we bought were organically grown and we have increased the percentage to 35% for 2009. Also during 2008, we purchased at least 25% of at least one produce item while in season for each of our markets from small and midsize local farmers. We expect to increase the amount of locally grown produce purchased during 2009. At the end of 2008, 10% of the milk used in our cheese came from cows raised in pastures and we expect to increase that percentage during 2009.

Marketing. While our marketing approach has often been considered edgy and innovative, we recognize the need for our marketing to evolve, much as we have evolved our food culture and our unique people culture. In January 2009 we hired our first chief marketing officer and a new advertising agency, and we are taking a fresh look at our marketing strategy and direction with an eye to making our marketing more effective.

Stock Repurchase. In September 2008, our Board of Directors approved the expenditure of up to $100 million to repurchase shares of our class B common stock, of which we purchased $30.0 million in 2008. We have entered into an agreement with a broker under SEC rule 10b5-1, authorizing the broker to make open market purchases of class B common stock from time to time, subject to market conditions. The repurchase agreement and the Board’s authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Cash and Securities. As of December 31, 2008, we had cash and securities of $188.0 million. Given the recent financial turmoil, we have focused on capital preservation and invested our cash and securities solely in U.S. Treasuries, Treasury backed funds and FDIC insured accounts.

2008 Accounting Adjustments. We completed an analysis of unredeemed electronic gift card liabilities and recognized $2.3 million in revenue as a one-time cumulative adjustment for the recognition of unused gift card balances.

We implemented lease management software to perform the calculation of straight-line rent expense and deferred rent. During the implementation, we identified certain adjustments related to our historical straight-line lease calculations, which were not recognized in our 2005 and prior consolidated financial statements. As a result, we recognized an additional $2.6 million in occupancy costs in the current period to correct this misstatement.

See Note 1 of our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” for additional disclosure on the accounting adjustments.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for our company-operated and franchised locations for the years indicated.

	For the years ended December 31,
	2008	2007	2006
Company-operated
Beginning of year	704	573	481
Openings	136	125	94
Relocations and closures	(3)	(2)	(2)
Franchise acquisitions	—	8	—

End of year	837	704	573
Franchises, end of the year	—	—	8

Total restaurants, end of year	837	704	581

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our restaurant operating costs increase.

Restaurant Sales

	For the years ended December 31,			% increase 2008 over 2007	% increase 2007 over 2006
	2008	2007	2006
	(dollars in millions)
Restaurant sales	$1,332.0	$1,085.0	$819.8	22.8%	32.4%
Average restaurant sales	$1.763	$1.734	$1.611	1.7%	7.6%
Comparable restaurant sales increase	5.8%	10.8%	13.7%
Number of company operated restaurants as of the end of the year	837	704	573	18.9%	22.9%
Number of company operated restaurants opened in the year, net of closures and relocations	133	123	92

The significant factors contributing to our increases in sales were new restaurant openings and comparable restaurant sales increases. Restaurant sales from restaurants not yet in the comparable base contributed to $182.3 million of the increase in sales in 2008, of which $93.3 million was attributable to restaurants opened during the year. In 2007, restaurant sales from restaurants not yet in the comparable restaurant base contributed to $167.2 million of the increase in sales, of which $83.8 million was attributable to restaurants opened in 2007.

Comparable restaurant sales increases contributed to $62.6 million and $98.1 million of the increase in restaurant sales in 2008 and 2007, respectively. In 2008 the substantial majority of our comparable restaurant sales growth was driven by menu price increases and in 2007 was due primarily to an increase in the number of transactions and menu price increases in certain markets in conjunction with the introduction of naturally raised beef or chicken.

Food, Beverage and Packaging Costs

	For the years ended December 31,			% increase 2008 over 2007	% increase 2007 over 2006
	2008	2007	2006
Food, beverage and packaging	$431.9	$346.4	$258.0	24.7%	34.3%
As a percentage of revenue	32.4%	31.9%	31.4%

Food, beverage and packaging costs increased as a percentage of revenue in 2008 due to increased product cost, primarily cheese, chicken and avocados, partially offset by menu price increases in selected markets. We saw significantly higher costs for many of our raw ingredients in 2008.

In 2007, food costs increased as a percentage of revenue due primarily to increased product costs, primarily avocados, chicken and steak, partially offset by menu price increases in selected markets in conjunction with the introduction of naturally raised beef or chicken, and improvements in food controls.

Labor Costs

	For the years ended December 31,			% increase 2008 over 2007	% increase 2007 over 2006
	2008	2007	2006
	(dollars in millions)
Labor costs	$351.0	$289.4	$231.1	21.3%	25.2%
As a percentage of revenue	26.4%	26.7%	28.1%

Labor costs decreased as a percentage of revenue in 2008 primarily due to the impact of menu price increases partially offset by increased average wage rates and labor inefficiencies associated with the new restaurant openings.

In 2007, labor costs as a percentage of revenue decreased due to more effective management of staffing, improved efficiency as restaurant sales increased faster than the need to add labor and lower insurance claims benefiting us as we became self-insured in the fourth quarter of 2006. The decrease was partially offset by an increase in average wage rates.

Occupancy Costs

	For the years ended December 31,			% increase 2008 over 2007	% increase 2007 over 2006
	2008	2007	2006
	(dollars in millions)
Occupancy costs	$98.1	$75.9	$58.8	29.2%	29.1%
As a percentage of revenue	7.4%	7.0%	7.1%

Occupancy costs increased as a percentage of revenue in 2008 primarily due to higher average rents for new locations primarily due to our opening proportionately more restaurants in expensive urban areas in 2008 and a one-time $2.6 million non-cash correction of our historical straight-line rent expense. The increase was partially offset by higher average restaurant sales on a partially fixed cost base.

In 2007, occupancy costs decreased as a percentage of revenue due to higher average restaurant sales on a partially fixed-cost base, partially offset by higher rents for new locations.

Other Operating Costs

	For the years ended December 31,			% increase 2008 over 2007	% increase 2007 over 2006
	2008	2007	2006
	(dollars in millions)
Other operating costs	$164.0	$131.5	$102.7	24.7%	28.0%
As a percentage of revenue	12.3%	12.1%	12.5%

Other operating costs as a percentage of revenue increased in 2008 primarily due to increased utilities, repair and maintenance costs, and credit card processing fees resulting from a higher percentage of our customers using credit cards. The increase was partially offset by lower marketing and promotional spend.

In 2007 other operating costs declined as a percentage of revenue primarily due to the effect of higher average restaurant sales on a partially fixed-cost base and operating efficiencies that were realized as we grew. We also realized a benefit in 2007 related to our promote from within strategy which reduced the dollars we spent on training external hires.

General and Administrative Expenses

	For the years ended December 31,			% increase 2008 over 2007	% increase 2007 over 2006
	2008	2007	2006
	(dollars in millions)
General and administrative expense	$89.2	$75.0	$65.3	18.8%	14.9%
As a percentage of revenue	6.7%	6.9%	7.9%

The increase in general and administrative expenses in 2008 primarily resulted from hiring more employees as we grew, an increase in stock-based compensation expense resulting from the stock-based compensation awards granted in 2008, and the cost of the all manager conference held in the third quarter. This increase was partially offset by lower performance related bonus accruals. As a percentage of revenue, general and administrative expenses decreased in 2008 due primarily to menu price increases and lower performance related bonus accruals.

The increase in general and administrative expense in 2007 primarily resulted from hiring more employees as we grew and stock-based compensation awards granted in 2007. The increase was partially offset by the reversal of the credit card contingency reserve in the second quarter of 2007 and the impact of costs incurred for the exchange offer conducted by McDonald’s in the third quarter of 2006, a secondary offering of our common stock in the second quarter of 2006 and severance costs incurred in the first and second quarters of 2006. As a percentage of revenue, general and administrative expenses decreased in 2007 due primarily to the effect of higher restaurant sales on a partially fixed-cost base, the reversal of the credit card contingency in 2007 and the costs incurred for the secondary and exchange offers and severance negatively impacting 2006.

Depreciation and Amortization

	For the years ended December 31,			% increase 2008 over 2007	% increase 2007 over 2006
	2008	2007	2006
	(dollars in millions)
Depreciation and amortization	$52.8	$43.6	$34.3	21.0%	27.3%
As a percentage of revenue	4.0%	4.0%	4.2%

Depreciation and amortization increased in 2008 and 2007 primarily due to the increase in the number of restaurants from January 1, 2006 to December 31, 2008.

In 2008, as a percentage of total revenue, depreciation and amortization remained constant due to new store openings increasing the average per store depreciable base offset by higher average restaurant sales on a partially fixed cost base. In 2007, as a percentage of revenue depreciation and amortization decreased as a result of higher average restaurant sales on a partially fixed-cost base.

Pre-opening Costs

	For the years ended December 31,			% increase 2008 over 2007	% increase 2007 over 2006
	2008	2007	2006
	(dollars in millions)
Pre-opening costs	$11.6	$9.6	$6.8	21.3%	41.4%
As a percentage of revenue	0.9%	0.9%	0.8%
Restaurant openings	136	125	94

Pre-opening costs increased in 2008 and 2007 primarily due to an increase in rent expense recognized during the construction period and an increase in the number of restaurants opened. Pre-opening costs include non-cash straight-line rent expense of $5.9 million, $4.6 million and $2.7 million for 2008, 2007 and 2006, respectively.

Loss on Disposal of Assets

	For the years ended December 31,			% increase 2008 over 2007	% increase 2007 over 2006
	2008	2007	2006
	(dollars in millions)
Loss on disposal of assets	$9.3	$6.2	$4.0	51.4%	54.9%
As a percentage of revenue	0.7%	0.6%	0.5%

Loss on disposal of assets increased in 2008 as a result of an increase in both the age and number of restaurants and updating older restaurants in certain markets, an increase in write-offs associated with investigating potential restaurant sites that we considered but subsequently rejected, and an impairment charge related to a pending closure of a restaurant.

The increase in 2007 in loss on disposal of assets was due to an increase in both the age and number of restaurants, the upgrade of restaurant security systems and an increase in the write-offs associated with investigating potential restaurant sites that we considered but subsequently rejected.

Interest Income

	For the years ended December 31,			% decrease 2008 over 2007	% decrease 2007 over 2006
	2008	2007	2006
	(dollars in millions)
Interest income	$3.5	$6.1	$6.6	(43.3)%	(7.0)%
As a percentage of revenue	0.3%	0.6%	0.8%

In 2008, interest income decreased primarily due to lower yields on our investments. In addition, late in the third quarter of 2008, we moved our investments into more secure, but lower yielding U.S. Treasury funds. This decrease is partially offset by a higher average cash balance and fewer tax-exempt securities which have lower interest rates but are exempt from federal income taxes. In 2007 interest income decreased primarily due to an increase in investments in tax-exempt securities.

Income Tax Provision

	For the years ended December 31,			% increase 2008 over 2007	% increase 2007 over 2006
	2008	2007	2006
	(dollars in millions)
Income tax provision	$49.0	$43.4	$26.8	12.8%	61.9%
Effective tax rate	38.5%	38.1%	39.3%

The 2008 effective tax rate increased primarily due to a reduction in earnings on tax-exempt investments partially offset by a decrease in our estimated statutory state tax rate.

The 2007 effective tax rate decreased primarily due to increased investments in tax-exempt securities and a decrease in our estimated statutory state tax rate. The improvement was partially offset by a $0.5 million tax effect from non-deductible costs associated with the secondary offering and split-off transaction in 2006.

Quarterly Financial Data/Seasonality

The following table presents consolidated statement of income data for each of the eight quarters in the period ended December 31, 2008. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2008 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$305.3	$340.8	$340.5	$345.3
Operating income	$26.8	$38.3	$31.1	$27.8
Net income	$17.3	$24.5	$19.5	$16.9
Number of restaurants opened in quarter	28	49	20	39
Comparable restaurant sales increase	10.2%	7.1%	3.1%	3.5%

	2007 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$236.1	$274.3	$286.4	$289.0
Operating income	$18.6	$30.7	$31.4	$27.5
Net income	$12.4	$20.0	$20.6	$17.6
Number of restaurants opened in quarter	28	32	28	37
Comparable restaurant sales increase	8.3%	11.6%	12.4%	10.6%

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and net income are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. The number of trading days in a quarter can also affect our results. Overall, on an annual basis, changes in trading dates do not have a significant impact on our results.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $188.0 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase up to an additional $70.0 million of our class B common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

In February 2009, we entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at our option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, and one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility requires that we pay a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility requires that we be in compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. The facility expires in February 2014, but can be terminated or decreased at our option prior to expiration. We intend to use the credit facility, if at all, for letters of credit we issue in the normal course of business and normal short-term working capital needs.

While operations continue to provide cash, our primary use of cash is in new restaurant development. As we expand into more urban areas, our average costs to open new restaurants will increase due to more significant reconstruction work that often needs to be done on those sites. Our total capital expenditures for 2008 were $152.1 million, and we expect to incur capital expenditures of about $140 million in 2009, of which $120 million relates to our construction of new restaurants and the remainder primarily relates to restaurant reinvestments. In 2008, we spent on average about $916,000 in development and construction costs per restaurant, with end-caps costing about $774,000, in-lines costing about $965,000, free-standing costing about $1.2 million and urban costing about $1.6 million (in each case, reduced for landlord reimbursements). The average development and construction costs per restaurant increased from $880,000 in 2007 due to opening a larger portion of our restaurants in urban locations being partially offset by a decline in the percentage of free-standing restaurant openings and decreasing our average restaurant size. In 2009, we expect average development and construction costs to remain about the same overall as 2008.

Contractual Obligations

Our contractual obligations as of December 31, 2008 were as follows:

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$1,523,183	$88,119	$176,929	$178,998	$1,079,137
Deemed landlord financing	7,029	366	764	788	5,111
Other contractual obligations(1)	22,108	21,578	530	—	—

Total contractual cash obligations	$1,552,320	$110,063	$178,223	$179,786	$1,084,248

(1)	We enter into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and corporate sponsorships.

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

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we had no off-balance sheet arrangements or obligations.

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

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock options and stock appreciation rights, which requires assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility assumptions were derived primarily from historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to us and our volatility while a public company. Had we arrived at different assumptions of stock price volatility or expected lives of our options and stock appreciation rights, our stock-based compensation expense and result of operations could have been different.

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

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2008 and 2007. Once resolved, however, these actions may affect our operating results and cash flows.

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

Unredeemed Gift Card Balances

The Company sells gift cards which do not have an expiration date and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon company specific historical redemption patterns. Gift card breakage will be recognized in revenue as the gift cards are used. Gift card breakage is included in total revenue in the consolidated statement of income. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods.

Adoption of New Accounting Standards

Effective January 1, 2008, we adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. FAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. The adoption of FAS 157 did not have an impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash, cash equivalents, and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Our interest income decreased during 2008 due to a significant reduction in interest rates. As of December 31, 2008, we had $188.2 million deposited in short-term investments and available-for-sale securities bearing a weighted-average interest rate of 0.3% (approximately 0.4% tax equivalent).

Commodity Price Risks

We are also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Substantial portions of the dollar value of goods purchased by us are effectively at spot prices. Though we generally do not have long-term supply contracts or guaranteed purchase amounts, our pricing protocols with suppliers can remain in effect for periods ranging from one month to a year, depending on the outlook for prices of the particular ingredient. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect supply prices. Increases in ingredient prices have, and could continue to, adversely affect our results if we choose not to increase menu prices at the same pace for competitive or other reasons.

Counterparty Risks

Some of our suppliers and other vendors have been adversely impacted by tightening of the credit markets, fluctuations in commodity prices and other consequences of the economic downturn. Some vendors have sought to change the terms on which they do business with us in order to lessen the impact of the economic downturn on their business. If we are forced to find alternative vendors for key services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business. Changing vendors could also result in our inability to obtain business terms as favorable to us as the terms on which we currently operate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, effective January 1, 2007, the Company changed its method for accounting for income taxes to conform with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective January 1, 2007, the Company changed its method for accounting for sabbatical leave to conform with Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 Accounting for Compensated Absences.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 19, 2009

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$88,044	$151,176
Accounts receivable, net of allowance for doubtful accounts of $608 and $237 as of December 31, 2008 and 2007, respectively	3,643	5,373
Inventory	4,789	4,332
Current deferred tax assets	2,557	2,431
Prepaid expenses	11,764	8,997
Income tax receivable	285	9,535
Available-for-sale securities	99,990	20,000

Total current assets	211,072	201,844
Leasehold improvements, property and equipment, net	585,899	494,930
Other assets	6,075	3,402
Goodwill	21,939	21,939

Total assets	$824,985	$722,115

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,890	$19,880
Accrued payroll and benefits	24,469	26,210
Accrued liabilities	28,347	27,135
Current portion of deemed landlord financing	82	76

Total current liabilities	76,788	73,301
Deferred rent	87,009	63,192
Deemed landlord financing	3,878	3,960
Deferred income tax liability	29,863	16,483
Other liabilities	4,857	3,069

Total liabilities	202,395	160,005

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of December 31, 2008 and 2007	—	—
Class A common stock, $0.01 par value, 200,000 shares authorized, 14,453 and 14,431 shares issued as of December 31, 2008 and 2007, respectively	145	144
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,425 and 18,374 shares issued as of December 31, 2008 and 2007, respectively	184	184
Additional paid-in capital	501,993	489,296
Treasury stock, at cost, 692 and no shares at December 31, 2008 and 2007, respectively	(30,227)	—
Accumulated other comprehensive loss	(193)	—
Retained earnings	150,688	72,486

Total shareholders’ equity	622,590	562,110

Total liabilities and shareholders’ equity	$824,985	$722,115

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Years ended December 31
	2008	2007	2006
Revenue:
Restaurant sales	$1,331,968	$1,085,047	$819,787
Franchise royalties and fees	—	735	3,143

Total revenue	1,331,968	1,085,782	822,930

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	431,947	346,393	257,998
Labor	351,005	289,417	231,134
Occupancy	98,071	75,891	58,804
Other operating costs	164,018	131,512	102,745
General and administrative expenses	89,155	75,038	65,284
Depreciation and amortization	52,770	43,595	34,253
Pre-opening costs	11,624	9,585	6,778
Loss on disposal of assets	9,339	6,168	3,982

	1,207,929	977,599	760,978

Income from operations	124,039	108,183	61,952
Interest and other income	3,469	6,115	6,574
Interest and other expense	(302)	(296)	(271)

Income before income taxes	127,206	114,002	68,255
Provision for income taxes	(49,004)	(43,439)	(26,832)

Net income	$78,202	$70,563	$41,423

Earnings per share
Basic	$2.39	$2.16	$1.29

Diluted	$2.36	$2.13	$1.28

Weighted average common shares outstanding
Basic	32,766	32,672	32,051

Diluted	33,146	33,146	32,465

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Tax Receivable McDonald’s Corp	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2005	—	$—	26,281	$263	$375,728	—	$—	$(28,195)	$(38,451)	$9	$309,354
Issuance of common stock	6,061	61			133,272						133,333
Costs to issue common stock					(12,436)						(12,436)
Grant of common stock	1	—			100						100
Conversion of common stock	8,010	80	(8,010)	(80)							—
Stock-based compensation			51	—	5,870						5,870
Stock option exercises	150	1			2,751						2,752
Excess tax benefit on option exercises, net of utilization of $423					934						934
Tax sharing arrangement					(35,566)			19,412			(16,154)
Separation from McDonald’s								8,783			8,783
Comprehensive income:
Net income									41,423		41,423
Foreign currency translation adjustment										(2)	(2)

Total comprehensive income											41,421

Balance, December 31, 2006	14,222	142	18,322	183	470,653	—	—	—	2,972	7	473,957
Grant of common stock	2				192						192
Stock-based compensation			52	1	8,135						8,136
Stock option exercises	207	2			3,861						3,863
Excess tax benefit on option exercises, net of utilization of $177					6,455						6,455
Cumulative affect of change in accounting principle, net of income tax of $675									(1,049)		(1,049)
Comprehensive income:
Net income									70,563		70,563
Foreign currency translation adjustment										(7)	(7)

Total comprehensive income											70,556

Balance, December 31, 2007	14,431	144	18,374	184	489,296	—	—	—	72,486	—	562,110
Stock-based compensation			51	—	11,976						11,976
Stock option exercises	22	1			470						471
Excess tax benefit on option exercises, net of utilization of $33					251						251
Acquisition of treasury stock						692	(30,227)				(30,227)
Comprehensive income:
Net income									78,202		78,202
Foreign currency translation adjustment										(193)	(193)

Total comprehensive income											78,009

Balance, December 31, 2008	14,453	$145	18,425	$184	$501,993	692	$(30,227)	$—	$150,688	$(193)	$622,590

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years ended December 31
	2008	2007	2006
Operating activities
Net income	$78,202	$70,563	$41,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,770	43,595	34,253
Current income tax benefit	—	—	(782)
Deferred income tax (benefit) provision	13,165	(3,545)	(1,857)
Change in valuation allowance	89	521	—
Loss on disposal of assets	9,339	6,168	3,982
Bad debt allowance	440	—	(59)
Stock-based compensation	11,374	7,801	5,193
Other	(226)	15	(323)
Changes in operating assets and liabilities:
Accounts receivable	1,290	(508)	(2,873)
Inventory	(457)	(771)	(880)
Prepaid expenses	(2,767)	(1,885)	1,499
Other assets	(2,673)	(469)	(242)
Accounts payable	3,635	2,065	912
Accrued liabilities	(529)	13,299	11,304
Income tax receivable/payable	9,250	(8,721)	2,222
Deferred rent	23,817	17,561	9,714
Other long-term liabilities	1,788	1,234	111

Net cash provided by operating activities	198,507	146,923	103,597

Investing activities
Purchases of leasehold improvements, property and equipment, net	(152,101)	(140,545)	(97,312)
Purchases of available-for-sale securities	(99,990)	(20,000)	—
Maturity of available-for-sale securities	20,000	—	—
Franchise acquisitions	—	(5,668)	—

Net cash used in investing activities	(232,091)	(166,213)	(97,312)

Financing activities
Net proceeds from sale of common stock	—	—	133,333
Costs of issuing common stock	—	—	(12,436)
Acquisition of treasury stock	(30,227)	—	—
Proceeds from McDonald’s—tax sharing agreement	—	6,400	19,468
Proceeds from option exercises	471	3,863	2,752
Excess tax benefit on stock-based compensation	284	6,632	1,357
Proceeds from McDonald’s—intercompany notes	—	—	2,248
Proceeds from deemed landlord financing	—	—	635
Payments on deemed landlord financing	(76)	(71)	(61)

Net cash (used in) / provided by financing activities	(29,548)	16,824	147,296

Net change in cash and cash equivalents	(63,132)	(2,466)	153,581
Cash and cash equivalents at beginning of year	151,176	153,642	61

Cash and cash equivalents at end of year	$88,044	$151,176	$153,642

Supplemental disclosures of cash flow information
Income taxes paid	$37,568	$48,550	$26,316

(Increase)/decrease in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(375)	$1,752	$(5,467)

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 33 states throughout the United States, the District of Columbia and Ontario, Canada. As of December 31, 2008 and 2007, the Company operated 837 and 704 restaurants, respectively. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment and one reporting unit.

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

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. The Company sells gift cards which do not have an expiration date and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon company specific historical redemption patterns. The Company completed its analysis of unredeemed electronic gift card liabilities during the quarter ended December 31, 2008 and recognized $2,263 ($1,387 net of tax, or $0.04 per diluted share) to revenue as a one-time cumulative adjustment. Gift card breakage will be recognized in revenue as the gift cards are used. Gift card breakage is included in total revenue in the consolidated statement of income.

Fees from franchised restaurants included continuing rent and service fees, initial fees and royalties. Continuing fees and royalties were recognized in the period earned. Initial fees were recognized upon opening a restaurant, which is when the Company performed substantially all initial services required by the franchise arrangement. The Company purchased its eight franchised restaurants in 2007 and there are no longer any Company franchised restaurants.

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

Inventory

Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or market. The Company has no minimum purchase commitments with its vendors. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, and tortillas) are purchased from a small number of suppliers.

Available-for-Sale Securities

Investments classified as available-for-sale securities are carried at fair market value based on quoted market prices in active markets for identical securities with unrealized gains and losses, net of tax, included as a component of other comprehensive income. The Company recognizes impairment charges on available-for-sale securities in the consolidated statement of income when management believes the decline in the investment value is other-than-temporary. No impairment charges were recognized during the years ended December 31, 2008, 2007 and 2006. The available-for-sale securities held at December 31, 2008 consist of U.S. Treasuries and mature in February 2009.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are stated at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $6,740, $7,083, and $5,849 for the years ended December 31, 2008, 2007 and 2006, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	3-10 years
Equipment	3-7 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill resulted from McDonald’s purchases of the Company and the Company’s acquisitions of franchises. Goodwill determined to have an indefinite life is not subject to amortization, but instead is tested for impairment at least annually in accordance with the provision of Financial Accounting Standards Board (“FASB”) Standard No. 142, Goodwill and Other Intangible Assets (“FAS 142”). In accordance with FAS 142, the Company is required to make any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company’s analysis, no impairment charges were recognized for the years ended December 31, 2008, 2007 and 2006.

Other Assets

Other assets consist primarily of transferable liquor licenses which are carried at the lower of fair value or cost and a prepaid tax asset related to an intercompany transfer of international intellectual property.

Impairment of Long-Lived Assets

In accordance with FASB Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“FAS 144”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets for potential impairment, assets are grouped together at the market level. The Company manages its restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2008, 2007, and 2006, an aggregate impairment charge of $822, $187, and $693, respectively, was recognized in loss on disposition of assets in the consolidated statement of income. The impairment charges resulted from restaurant closures due to city or landlord long-term construction or redevelopment projects, poor site performance and structural damage. Fair value of the restaurants was determined using the expected cash flows method of anticipated cash flows through the estimated date of closure.

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

Restaurant Pre-Opening Costs

Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.

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

Advertising Costs

Advertising is expensed as incurred and aggregated $22,053, $18,629 and $13,918 for the years ended December 31, 2008, 2007 and 2006, respectively.

Rent

Rent expense for the Company’s leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Pre-opening rent is included in pre-opening costs in the consolidated income statement. For the years ended December 31, 2008, 2007, and 2006, $7,088, $5,363, and $3,793 of pre-opening rent was included in pre-opening costs, respectively. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.

Additionally, certain of the Company’s operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers contingent rent, provided the achievement of that target is considered probable.

The Company implemented lease management software to perform the calculation of straight-line rent expense and deferred rent. During the implementation, the Company identified certain adjustments related to its historical straight-line lease calculations, which were not recognized in its 2005 and prior period consolidated financial statements. The $2,583 error ($1,583 net of tax, or $0.05 on diluted earnings per share) resulted in the understatement of occupancy costs over multiple years prior to 2006 and deferred rent. The Company has determined the misstatement was not material to its financial condition or results of operations for any one year or to the current year and therefore recorded the adjustment in the fourth quarter of 2008. As the correction related solely to accounting treatment, it did not effect the Company’s historical or future cash flows or the timing of payments under the related leases.

Foreign Currency Translation

The Company’s international operations generally use its local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities, and accounts receivables. The Company invests its cash and cash equivalents with financial institutions consistent with its investment policy. The Company’s cash and securities balances may exceed federally insured limits. Credit card transactions at our restaurant are processed by one service provider. Concentration of credit risk related to accounts receivables are limited, as the Company’s receivables are primarily with its landlords for the reimbursements of tenant improvements.

Adoption of New Accounting Standard

Effective January 1, 2008, the Company adopted FASB Standard No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. FAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. The adoption of FAS 157 did not have an impact on the Company’s consolidated financial statements.

2. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:

	December 31
	2008	2007
Land	$8,215	$8,215
Leasehold improvements and buildings	589,283	489,760
Furniture and fixtures	63,100	52,300
Equipment	116,763	95,651

	777,361	645,926
Accumulated depreciation	(191,462)	(150,996)

	$585,899	$494,930

Accrued liabilities were as follows:

	December 31
	2008	2007
Gift card liability	$8,013	$9,042
Sales tax payable	6,842	5,645
Other accrued expenses	13,492	12,448

	$28,347	$27,135

3. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years ended December 31
	2008	2007	2006
Current tax:
U.S. Federal	$29,291	$38,916	$24,590
U.S. State	6,512	7,547	4,099
Foreign	(53)	—	—

	35,750	46,463	28,689

Deferred tax:
U.S. Federal	12,513	(3,273)	(2,263)
U.S. State	688	(272)	406
Foreign	(36)	—	—

	13,165	(3,545)	(1,857)

Valuation allowance	89	521	—

Total provision for income taxes	$49,004	$43,439	$26,832

The effective tax rate differs from the statutory tax rates as follows:

	Years ended December 31
	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	3.7	4.2	4.3
Meals and entertainment	0.3	0.3	0.2
Tax-exempt interest income	(0.5)	(1.5)	(0.2)
Other	(0.1)	(0.3)	—
Valuation allowance	0.1	0.4	—

Effective income tax rates	38.5%	38.1%	39.3%

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31,
	2008	2007
Long-term deferred income tax liability:
Leasehold improvements, property and equipment	$61,215	$38,805
Goodwill and other assets	641	330

Total long-term deferred income tax liability	61,856	39,135

Long-term deferred income tax asset:
Deferred rent	21,560	16,645
Gift card liability	70	452
Capitalized transaction costs	503	521
Stock-based compensation and other employee benefits	10,292	5,555
Foreign net operating loss carry-forwards	53	—
Valuation allowance	(485)	(521)

Total long-term deferred income tax asset	31,993	22,652

Net long-term deferred income tax liability	29,863	16,483

Current deferred income tax liability:
Prepaid assets and other	1,021	596

Total current deferred income tax liability	1,021	596

Current deferred income tax asset:
Allowances, reserves and other	3,601	2,683
Stock-based compensation and other employee benefits	85	344
Valuation allowance	(108)	—

Total current deferred income tax asset	3,578	3,027

Net current deferred income tax asset	2,557	2,431

Total deferred income tax liability	$27,306	$14,052

As of December 31, 2008 and 2007 the Company had no unrecognized tax benefits. There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statute of limitations. The Company is open to federal and state tax audits until the applicable statute of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2006. For the majority of states where the Company has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2005. The Company’s foreign net operating losses can be carried over to 2028.

At the consummation of the Company’s initial public offering, the Company exited McDonald’s consolidated tax group for federal and some state tax purposes. At the consummation of the Disposition, the Company exited McDonald’s consolidated tax group for the remaining states. Due to the exit from McDonald’s consolidated federal tax group, the Company eliminated the deferred tax asset related to the post-acquisition net operating loss carry-forwards of $32,859 and alternative minimum tax credits of $918 through equity. As a result, the Company converted to a net long-term deferred tax liability position. There were no other significant changes to the Company’s deferred tax balances as a result of the tax deconsolidation.

4. Shareholders’ Equity

The Company’s restated certificate of incorporation authorizes the issuance of an aggregate 230,000 shares of common stock consisting of 30,000 shares of class B common stock with a $0.01 par value and 200,000 shares of class A common stock with a $0.01 par value. Prior to the Disposition, each share of class B common stock was convertible at the option of the shareholder into one share of class A common stock, and each share of class B common stock generally also converted into one share of class A common stock if a transfer of ownership occurred. Shares of class B common stock are no longer convertible beginning October 12, 2006. Shares of class B common stock participate equally in dividends with shares of class A common stock. Shares of class B and class A common stock generally vote as a single class of common stock. Shares of class B common stock have ten votes per share whereas class A common stock shares have one vote per share, except that for purposes of approving a merger or consolidation, a sale of substantially all property or dissolution, each share of both class A and class B will have only one vote.

During 2008, the Company’s Board of Directors authorized the expenditure of up to $100 million to repurchase shares of class B common stock. The shares may be purchased from time to time in open market transactions, subject to market conditions. The Company repurchased 692 shares of its class B common stock for a total cost of $30,227 during 2008. The 692 shares are being held in treasury stock until such time as they are reissued or retired, at the discretion of the Board of Directors.

5. Stock Based Compensation

Effective with the Company’s initial public offering the Company adopted the Chipotle Mexican Grill, Inc. 2006 Incentive Plan. An amended and restated plan (the “Plan”) was approved at the Company’s annual meeting of shareholders on May 21, 2008. Under the Plan, 4,450 shares of class A common stock have been authorized and reserved for issuances to eligible employees, of which 2,849 represent shares that were authorized for issuance, but not issued under the Plan at December 31, 2008. The Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted, to determine the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for stock awards granted under the Plan cannot be less than fair market value at the date of grant.

Compensation expense on options and stock only stock appreciation rights (“SAR”) is generally recognized equally over the three year vesting period. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. Compensation expense on performance shares is generally recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense is recognized on a straight-line basis for each separate vesting portion. Stock-based compensation, including options, SARs and stock awards, was $11,976 ($7,344 net of tax) in 2008, $8,136 ($4,955 net of tax) in 2007 and $5,293 ($3,218 net of tax) in 2006. During the year ended December 31, 2006, stock-based compensation expense included $1,115 from the acceleration of vesting on 49 options upon the termination of two employees. For the years ended December 31, 2008, 2007 and 2006, $602, $335 and $100 of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

The tables below summarize the option and SAR activity under the Plan (in thousands, except years and per share data):

	2008		2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	965	$33.87	940	$21.26	374	$18.67
Granted	332	$102.67	275	$63.89	774	$22.00
Exercised	(22)	$21.21	(207)	$18.68	(150)	$18.33
Forfeited	(61)	$42.96	(43)	$23.15	(58)	$22.01

Outstanding, end of year	1,214	$52.49	965	$33.87	940	$21.26

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Instrinsic Value
Outstanding as of December 31, 2008	1,214	$52.49	4.8	$25,110
Vested and expected to vest as of December 31, 2008(1)	1,208	$52.30	4.8	$25,110
Exercisable as of December 31, 2008	45	$34.50	3.0	$1,408

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

Generally, the options and SARs vest over three years and expire after seven years. The total intrinsic value of options and SARs exercised during the years ended December 31 2008, 2007 and 2006 was $893, $17,749 and $4,947. Unearned compensation as of December 31, 2008 was $7,364 for options and SAR awards. The remaining vesting period as of December 31, 2008 for unvested options and SAR awards was generally between 0.1 and 2.2 years.

A summary of non-vested stock award activity under the Plan is as follows (in thousands, except per share data):

	2008		2007
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Outstanding, beginning of year	123	$64.75	—
Granted	109	$87.36	123	$64.75
Forfeited	(3)	$99.19	—

Outstanding, end of year	229	$75.06	123	$64.75

At December 31, 2008, 226 of the outstanding non-vested stock awards were subject to both service and performance conditions based on reaching specified cumulative operating income levels during certain timeframes. During 2008, the Company replaced 120 previously issued non-vested time-based stock awards with an equal number of performance-contingent restricted stock. The modification did not result in the recognition of any additional stock based-compensation. Unearned compensation as of December 31, 2008 was $9,073 for unvested stock awards. The remaining vesting period as of December 31, 2008 for unvested stock awards was generally between 0.3 and 2.6 years.

In 2005, the Company granted 153 shares of non-vested class B common stock with a grant date fair value of $19.50 per share (a related party contemporaneous valuation) which vested evenly over three years. The fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $5,124, $3,053 and $2,786.

During 2008, certain grants were made subject to shareholder approval. The value of grants subject to shareholder approval, were determined on the date of approval. The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value stock options and SARs awards granted:

	2008	2007	2006
Risk-free interest rate	3.1%	4.7%	4.4%
Expected life (years)	4.8	5.0	5.0
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	35%	35%	40.0%
Weighted Average Black-Scholes fair value per share at date of grant	$29.01	$24.80	$9.21

The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The expected life was derived utilizing the short-cut method allowed for a vanilla option grant under Staff Accounting Bulletin No. 107, in which the expected life is assumed to be the average of the vesting period and the contractual life of the option. The Company has not paid dividends to date and does not plan to pay dividends in the near future. The volatility assumptions were derived from the Company’s actual and implied volatilities and historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company.

6. Employee Benefit Plans

In October 2006, effective upon consummation of the Disposition, the Company adopted the Chipotle Mexican Grill 401(k) plan (the “401(k) plan”). Prior to October 2006, eligible Chipotle employees were participants of a 401(k) plan sponsored by McDonald’s. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2008, 2007 and 2006, Company matching contributions totaled approximately $1,402, $1,234 and $1,070, respectively.

As a result of the Disposition, the Company adopted the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. The Deferred Plan is a non-qualified, unfunded plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2008 and 2007 were $1,790 and $800, respectively, and are included in other long-term liabilities in the consolidated balance sheet. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2008, 2007 and 2006, the Company made deferred compensation matches of $252, $137 and $25 respectively, to the Deferred Plan. Prior to October 2006, eligible Chipotle employees were participants of a deferred compensation plan sponsored by McDonald’s.

7. Related-Party Transactions

Prior to the Disposition, the Company was a wholly-owned subsidiary of McDonald’s. Transactions through the date of separation are considered related-party transactions and are discussed below.

The consolidated statement of income reflects charges from McDonald’s of $8,667 for the year ended December 31, 2006. These charges primarily related to reimbursements of payroll and related expenses for certain McDonald’s employees that performed services for the Company, insurance coverage, software maintenance agreements and non-income based taxes. The charges were specifically identifiable to the Company. The Company cannot estimate with any reasonable certainty what these charges would have been on a stand-alone basis. However, the Company feels that these charges are indicative of what it could have incurred on a stand-alone basis.

The Company leased office and restaurant space from McDonald’s and its affiliates. Rent expense was $276 for such leases for the year ended December 31, 2006.

8. Leases

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

Future minimum lease payments required under existing operating leases as of December 31, 2008 are as follows:

2009	$88,119
2010	88,527
2011	88,402
2012	88,933
2013	90,065
Thereafter	1,079,137

Total minimum lease payments	$1,523,183

Minimum lease payments have not been reduced by minimum sublease rentals of $3,516 due in the future under non-cancelable subleases.

Rental expense consists of the following:

	For the years ended December 31,
	2008	2007	2006
Minimum rentals	$90,547	$70,375	$50,880
Contingent rentals	$1,602	$1,162	$955
Sublease rental income	$(1,201)	$(1,499)	$(3,365)

The Company has six sales and leaseback transactions. These transactions do not qualify for sales leaseback accounting because of the Company’s deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $3,960 as of December 31, 2008. The future minimum lease payments for each of the next five years and thereafter for deemed landlord financing obligations are as follows:

2009	$366
2010	373
2011	391
2012	394
2013	394
Thereafter	5,111

Total minimum lease payments	7,029
Less: Interest implicit in lease	(3,069)

Total deemed landlord financing	$3,960

9. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share, diluted EPS, is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include potential common shares related to stock options, SARs and non-vested stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Options to purchase 586 shares of common stock were excluded from the calculation of 2008 diluted EPS because they were anti-dilutive. In addition, 226 stock awards subject to performance conditions were excluded from the 2008 calculation of diluted EPS.

The following table sets forth the computations of basic and dilutive earnings per share:

	Year ended December 31,
	2008	2007	2006
Net income	$78,202	$70,563	$41,423
Shares:
Weighted average number of common shares outstanding	32,766	32,672	32,051
Dilutive stock options	341	397	319
Dilutive non-vested stock	39	77	95

Diluted weighted average number of common shares outstanding	33,146	33,146	32,465

Basic earnings per share	$2.39	$2.16	$1.29

Diluted earnings per share	$2.36	$2.13	$1.28

10. Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements and orders submitted for equipment for restaurants under construction.

Letters of Credit

As of December 31, 2008, two letters of credit were issued for an aggregate amount of $6,312 which expire in November 2009.

Litigation

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2008. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

11. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2008
	March 31	June 30	September 30	December 31
Revenue	$305,327	$340,754	$340,543	$345,344
Operating income	$26,793	$38,314	$31,058	$27,874
Net income	$17,284	$24,468	$19,477	$16,973
Basic earnings per share	$0.53	$0.74	$0.59	$0.52
Diluted earnings per share	$0.52	$0.74	$0.59	$0.52

	2007
	March 31	June 30	September 30	December 31
Revenue	$236,095	$274,346	$286,431	$288,910
Operating income	$18,649	$30,682	$31,396	$27,456
Net income	$12,440	$19,981	$20,604	$17,538
Basic earnings per share	$0.38	$0.61	$0.63	$0.54
Diluted earnings per share	$0.38	$0.60	$0.62	$0.53

12. Subsequent Events

In February 2009, the Company entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at the Company’s option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, and one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility requires that the Company be in compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. The facility expires in February 2014, but can be terminated or decreased at the Company’s option prior to expiration. The Company intends to use the credit facility, if at all, for letters of credit issued in the normal course of business and normal short-term working capital needs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Change in Internal Control over Financial Reporting

There were no changes during the year ended December 31, 2008 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control Integrated Framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited Chipotle Mexican Grill, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chipotle Mexican Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chipotle Mexican Grill, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 19, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 19, 2009

ITEM 9B.	OTHER INFORMATION

On February 18, 2009, we entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at our option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, and one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility requires that we pay a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility requires that we be in compliance with specified covenants. The facility also includes customary events of default, including failure to repay amounts when due, failure to comply with covenants, representations and warranties made under the facility being incorrect or misleading when made, specified cross-defaults, bankruptcies or other insolvency events, entry of material judgments against us, or changing in control of us. Domestic subsidiaries that are not borrowers under the facility are guarantors of the borrowers’ obligations. The Credit Agreement for this facility is filed as an exhibit to this Annual Report on Form 10-K.

On February 16, 2009, the Compensation Committee of our Board of Directors approved adjustments to the base salaries of our executive officers, including setting 2009 base salaries of $1,100,000 for Steve Ells, our Chairman and co-Chief Executive Officer, $850,000 for Monty Moran, our co-Chief Executive Officer and $470,000 for Jack Hartung, our Chief Financial Officer. In addition, the Committee set 2009 target bonus levels for the executive officers, generally consistent with the target bonuses in past years. The target bonus for Mr. Moran was increased, in recognition of his promotion to co-Chief Executive Officer, to 100% of base salary.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Incorporated by reference from the definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2008.

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

Date: February 19, 2009

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

Signature	Date	Title
/s/ STEVE ELLS Steve Ells	February 19, 2009	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ MONTGOMERY F. MORAN Montgomery F. Moran	February 19, 2009	Co-Chief Executive Officer (principal executive officer)

/s/ JOHN R. HARTUNG John R. Hartung	February 19, 2009	Chief Financial Officer (principal financial officer)

/s/ ROBIN S. ANDERSON Robin S. Anderson	February 19, 2009	Executive Director and Controller (principal accounting officer)

/s/ ALBERT S. BALDOCCHI Albert S. Baldocchi	February 19, 2009	Director

/s/ JOHN S. CHARLESWORTH John S. Charlesworth	February 19, 2009	Director

/s/ NEIL W. FLANZRAICH Neil W. Flanzraich	February 19, 2009	Director

/s/ PATRICK J. FLYNN Patrick J. Flynn	February 19, 2009	Director

/s/ DARLENE J. FRIEDMAN Darlene J. Friedman	February 19, 2009	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Restated Bylaws.(2)

4.1	Form of Stock Certificate for Class A Common Shares.(1)

4.2	Form of Stock Certificate for Class B Common Shares.(3)

10.1†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Cash Incentive Plan.(4)

10.2†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan.(5)

10.2.1†	Form of 2006 Option Agreement and form of Option Agreement for converted SARs.(6)

10.2.2†	Form of 2007 Stock Option Agreement.(7)

10.2.3†	Form of 2008 Stock Appreciation Rights Agreement.(8)

10.2.4†	Form of Performance Share Agreement.(8)

10.2.5†	Form of Performance-Contingent Restricted Stock Agreement.(4)

10.2.6†	Form of Board Restricted Stock Units Agreement.(4)

10.2.7†	Form of 2009 Stock Appreciation Rights Agreement.

10.3	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders.(1)

10.4	Separation Agreement dated September 7, 2006 between Chipotle Mexican Grill, Inc. and McDonald’s Corporation.(9)

10.5†	Board Pay Policies.(4)

10.6†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(7)

10.7†	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(10)

10.8†	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(11)

10.9†	Form of Director and Officer Indemnification Agreement.(12)

10.10	Credit Agreement dated February 18, 2009 among Chipotle Mexican Grill, Inc., additional Borrowers, and Bank of America, N.A.

21.1	Subsidiaries of Chipotle Mexican Grill, Inc.

23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle).

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Finance and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, President and Chief Operating Officer and Chief Finance and Development Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	- denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006 (File No. 001-32731).
(2)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009 (File No. 001-32731).
(3)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 1, 2006 (File No. 001-32731).
(4)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed May 23, 2008 (File No. 001-32731).
(5)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed September 29, 2008 (File No. 001-32731).
(6)	Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-1 (File No. 333-129221) filed with the Securities and Exchange Commission on January 10, 2006.
(7)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007 (File No. 001-32731)
(8)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008 (File No. 001-32731)
(9)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-4 (File No. 333-137177) filed with the Securities and Exchange Commission on September 8, 2006.
(10)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 1, 2007 (File No. 001-32731).
(11)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on October 31, 2007 (File No. 001-32731).
(12)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K (File No. 001-32731) filed with the Securities and Exchange Commission on March 21, 2007.