Form 10-Q
period 2009-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2009-04-23
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller Reporting Company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 20, 2009 there were 14,595,067 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 17,253,743 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	March 31 2009	December 31 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$204,934	$88,044
Accounts receivable, net of allowance for doubtful accounts of $308 and $608 as of March 31, 2009 and December 31, 2008, respectively	3,375	3,643
Inventory	5,766	4,789
Current deferred tax asset	2,709	2,557
Prepaid expenses	13,661	11,764
Income tax receivable	—	285
Available-for-sale securities	—	99,990

Total current assets	230,445	211,072
Leasehold improvements, property and equipment, net	595,951	585,899
Other assets	6,264	6,075
Goodwill	21,939	21,939

Total assets	$854,599	$824,985

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,662	$23,890
Accrued payroll and benefits	31,524	24,469
Accrued liabilities	24,423	28,347
Current portion of deemed landlord financing	84	82
Income tax payable	9,923	—

Total current liabilities	88,616	76,788
Deferred rent	91,148	87,009
Deemed landlord financing	3,856	3,878
Deferred income tax liability	32,960	29,863
Other liabilities	5,473	4,857

Total liabilities	222,053	202,395

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of March 31, 2009 and December 31, 2008	—	—
Class A common stock, $0.01 par value, 200,000 shares authorized, 14,524 and 14,453 shares issued as of March 31, 2009 and December 31, 2008, respectively	145	145
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,425 and 18,425 shares issued as of March 31, 2009 and December 31, 2008, respectively	184	184
Additional paid-in capital	507,724	501,993
Treasury stock, at cost, 1,122 and 692 shares at March 31, 2009 and December 31, 2008, respectively	(51,375)	(30,227)
Accumulated other comprehensive loss	(212)	(193)
Retained earnings	176,080	150,688

Total shareholders’ equity	632,546	622,590

Total liabilities and shareholders’ equity	$854,599	$824,985

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31
	2009	2008
Restaurant sales	$354,456	$305,327

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	109,884	98,894
Labor	93,567	81,410
Occupancy	26,957	21,833
Other operating costs	40,663	38,373
General and administrative expenses	23,719	21,560
Depreciation and amortization	14,720	12,170
Pre-opening costs	1,893	2,831
Loss on disposal of assets	1,864	1,463

	313,267	278,534

Income from operations	41,189	26,793
Interest and other income	198	1,343
Interest and other expense	(73)	(74)

Income before income taxes	41,314	28,062
Provision for income taxes	(15,922)	(10,778)

Net income	$25,392	$17,284

Earnings per share:
Basic	$0.79	$0.53

Diluted	$0.78	$0.52

Weighted average common shares outstanding:
Basic	32,003	32,808

Diluted	32,362	33,330

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31
	2009	2008
Operating activities
Net income	$25,392	$17,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,720	12,170
Deferred income tax provision	2,945	2,630
Loss on disposal of assets	1,864	1,463
Bad debt allowance	(299)	85
Stock-based compensation	3,372	1,845
Other	(19)	(33)
Changes in operating assets and liabilities:
Accounts receivable	567	1,409
Inventory	(977)	(251)
Prepaid expenses	(1,897)	(2,183)
Other assets	(189)	(668)
Accounts payable	(562)	4,022
Accrued liabilities	3,131	(3,171)
Income tax receivable/payable	10,208	8,198
Deferred rent	4,139	4,597
Other long-term liabilities	616	850

Net cash provided by operating activities	63,011	48,247

Investing activities
Purchases of leasehold improvements, property and equipment, net	(27,144)	(32,243)
Maturity of available-for-sale securities	99,990	20,000

Net cash provided by (used in) investing activities	72,846	(12,243)

Financing activities
Proceeds from option exercises	1,571	—
Excess tax benefit on stock-based compensation	630	—
Payments on deemed landlord financing	(20)	(18)
Acquisition of treasury stock	(21,148)	—

Net cash used in financing activities	(18,967)	(18)

Net change in cash and cash equivalents	116,890	35,986
Cash and cash equivalents at beginning of period	88,044	151,176

Cash and cash equivalents at end of period	$204,934	$187,162

Supplemental disclosures of non-cash information
Increase/(decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(666)	$1,780

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1.	Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 34 states throughout the United States, the District of Columbia and Ontario, Canada. As of March 31, 2009, the Company operated 862 restaurants. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

2.	Comprehensive Income

The following table presents comprehensive income for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Net income	$25,392	$17,284
Foreign currency translation adjustment	(19)	—

Comprehensive income	$25,373	$17,284

3.	Credit Facility

In February 2009, the Company entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at the Company’s option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on the Company’s compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. The facility expires in February 2014, but can be terminated or decreased at the Company’s option prior to expiration. The Company intends to use the credit facility, if at all, for letters of credit issued in the normal course of business and normal short-term working capital needs. As of March 31, 2009, there were no borrowings outstanding.

4.	Shareholder’s Equity

During 2008, the Company’s Board of Directors approved the expenditure of up to $100 million to repurchase shares of class B common stock. The shares may be purchased from time to time in open market transactions. The Company repurchased 430 shares for $21,148 during the three months ended March 31, 2009. As of March 31, 2009, the cumulative shares repurchased were 1,122 shares at a total cost of $51,375. The 1,122 shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

5.	Stock Based Compensation

In January 2009, the Company granted 14 shares of class A common stock subject to performance conditions with a grant date fair value of $62.55.

In February 2009, the Company granted stock only stock appreciation rights (“SARs”) on 578 shares of its class A common stock to eligible employees. The grant date fair value of the SARs was $18.85 per share with an exercise price of $53.36 per share based on the closing price of class A common stock on the date of grant. The SARs vest in two equal installments on the second and third anniversary of the grant date.

Also in February 2009, the Company granted 73 shares of non-vested class A common stock with a grant date fair value of $53.36 which vest on the third anniversary of the grant.

Stock-based compensation, including SARs, options and non-vested stock awards, was $3,530 ($2,165 net of tax) for the three months ended March 31, 2009 and was $1,920 ($1,181 net of tax) for the three months ended March 31, 2008. For the three months ended March 31, 2009 and 2008, $158 and $75, respectively, of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the three months ended March 31, 2009, 71 options to purchase shares of class A common stock were exercised and 2 options or SARs were forfeited.

6.	Related Party Transactions

The Company’s Chief Marketing Officer (“CMO”), served as Creative Director for Sequence, LLC (“Sequence”), a strategic design and marketing consulting firm he co-founded, prior to joining the Company in January 2009. In connection with the CMO’s separation from Sequence, the parties entered into certain agreements that remain in effect. Sequence, has provided the Company with a variety of marketing consulting services totaling $268 for the three months ended March 31, 2009.

7.	Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share, diluted EPS, is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include potential common shares related to stock options, SARs and non-vested stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have had an anti-dilutive effect. SARs and options to purchase 1,164 shares of common stock were excluded from the calculation of diluted EPS for the first quarter of 2009 because they were anti-dilutive. In addition, 119 stock awards subject to performance conditions were excluded from the calculation of diluted EPS for the first quarter of 2009.

The following table sets forth the computations of basic and dilutive earnings per share:

	Three months ended March 31
	2009	2008
Net income	$25,392	$17,284
Shares:
Weighted average number of common shares outstanding	32,003	32,808
Dilutive stock options	257	410
Dilutive non-vested stock	102	112

Diluted weighted average number of common shares outstanding	32,362	33,330

Basic earnings per share	$0.79	$0.53

Diluted earnings per share	$0.78	$0.52

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

8.	Commitments and Contingencies

A lawsuit has been filed against the Company in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to its employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of the Company’s present and former employees. In March 2009, the court denied the plaintiff’s motion to certify the purported class. The ruling means that the action can proceed, if at all, as an action by a single plaintiff. The plaintiff moved the court to reconsider that decision, and the court will hold a hearing on April 24, 2009 on the motion. Although the Company has various defenses, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2009. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open as well as projections regarding potential changes in comparable restaurant sales during 2009 and the timing and amount of marketing and promotional spending in 2009, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2008.

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

2009 Highlights

Restaurant Development. As of March 31, 2009, we had 862 restaurants in 34 states throughout the United States, the District of Columbia and Ontario, Canada. New restaurants have contributed substantially to our restaurant sales. We opened 26 company-operated restaurants during the three months ended March 31, 2009. We expect to open between 120 and 130 restaurants in 2009.

Sales Growth. Average restaurant sales were $1.755 million as of March 31, 2009. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increase for the first quarter of 2009 was 2.2% driven primarily by menu price increases partially offset by a decrease in customer visits and slight erosion of our average check following the increase. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. We expect our 2009 full year comparable restaurant sales increases to be in the low single digits driven primarily by menu price increases implemented in the fourth quarter of 2008, partially offset by a decrease in customer visits.

Food With Integrity. In addition to continuing to serve naturally raised pork in all our restaurants, we now serve naturally raised chicken in all of our restaurants in the United States and naturally raised beef in about 60%. However, current economic conditions have led to natural chicken supply shortages. As a result, we temporarily suspended serving naturally raised chicken in certain limited restaurants for a short period of time. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely in open pastures or deeply bedded pens-which is more stringent than the USDA’s standard for naturally raised marketing claims. In 2009, 35% of all the beans we buy are organically grown, up from 30% in 2008. In 2009 we expect to purchase at least 35% of at least one produce item while in season for each of our markets from local farmers. Currently, 35% of the milk used in our cheese comes from cows raised in pastures.

Marketing. We have taken a fresh look at our marketing strategy and direction with an eye to making our marketing more effective. In the second quarter, we are launching a new research driven advertising campaign in some of our larger markets. In addition, we are currently testing an expanded menu in the Denver market that is designed to broaden the appeal of our restaurants to families and to customers who are unfamiliar with Chipotle or are seeking lower-priced eating options but still value high-quality ingredients and great taste.

Stock Repurchase. In September 2008, our Board of Directors approved the expenditure of up to $100 million to repurchase shares of our class B common stock, of which we purchased $51.2 million through March 31, 2009. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of class B common stock from time to time, subject to market conditions. The repurchase agreement and the Board’s authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Cash and Securities. As of March 31, 2009, we had cash and securities of $204.9 million. Given the recent financial turmoil, we have focused on capital preservation and our cash and cash equivalent holdings consist of highly-rated money market funds and FDIC insured accounts.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended March 31
	2009	2008
Company-operated
Beginning of period	837	704
Openings	26	28
Closures and relocations	(1)	(2)

Total restaurants at end of period	862	730

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Restaurant Sales

	For the three months ended March 31		% increase
	2009	2008	(decrease)
	(dollars in millions)
Restaurant sales	$354.5	$305.3	16.1%
Average restaurant sales	$1.755	$1.767	(0.7)%
Comparable restaurant sales increases	2.2%	10.2%
Number of restaurants as of the end of the period	862	730	18.1%
Number of restaurants opened in the period	26	28

The significant factors contributing to our increase in sales for the first quarter of 2009 were restaurant openings and comparable restaurant sales increases. Restaurant sales for restaurants not in the comparable base contributed $43.2 million of the increase in sales, of which $5.7 million was attributable to restaurants opened in 2009. Comparable restaurant sales increases contributed $5.7 million of the increase in restaurant sales in 2009 primarily driven by menu price increases, partially offset by a decrease in customer visits and a slight erosion of our average check following the menu price increase.

Food Beverage and Packaging Costs

	For the three months ended March 31%
	2009	2008	increase
	(dollars in millions)
Food, beverage and packaging	$109.9	$98.9	11.1%
As a percentage of revenue	31.0%	32.4%

Food, beverage and packaging costs decreased as a percentage of revenue in the first quarter of 2009 due to the impact of menu price increases partially offset by increased product costs, primarily rice and chicken.

Labor Costs

	For the three months ended March 31%
	2009	2008	increase
	(dollars in millions)
Labor costs	$93.6	$81.4	14.9%
As a percentage of revenue	26.4%	26.7%

Labor costs as a percentage of revenue decreased primarily due to menu price increases, partially offset by lower transaction volumes and increased average wage rates.

Occupancy Costs

	For the three months ended March 31%
	2009	2008	increase
	(dollars in millions)
Occupancy costs	$27.0	$21.8	23.5%
As a percentage of revenue	7.6%	7.2%

Occupancy costs increased as a percentage of revenue due to higher rents for new locations primarily due to our opening proportionately more restaurants in expensive urban areas.

Other Operating Costs

	For the three months ended March 31%
	2009	2008	increase
	(dollars in millions)
Other operating costs	$40.7	$38.4	6.0%
As a percentage of revenue	11.5%	12.6%

Other operating costs decreased as a percentage of revenue due to the effect of menu price increases and decreased marketing and promotion spend in the first quarter of 2009. We expect the marketing and promotion spend as a percentage of revenue for the full year 2009 to remain consistent with 2008, with the highest spend in the second and third quarters.

General and Administrative Expenses

	For the three months ended March 31%
	2009	2008	increase
	(dollars in millions)
General and administrative expense	$23.7	$21.6	10.0%
As a percentage of revenue	6.7%	7.1%

The increase in general and administrative expenses primarily resulted from an increase in stock-based compensation and hiring more employees as we grew, partially offset by decreased travel costs. As a percentage of total revenue, general and administrative expenses decreased primarily due to the effect of menu price increases implemented in the fourth quarter of 2008.

Depreciation and Amortization

	For the three months ended March 31%
	2009	2008	increase
	(dollars in millions)
Depreciation and amortization	$14.7	$12.2	21.0%
As a percentage of revenue	4.2%	4.0%

Depreciation and amortization increased primarily due to restaurants opened in 2009 and 2008. As a percentage of total revenue, depreciation and amortization has increased as a result of new restaurant openings increasing the average per store depreciable base.

Pre-opening Costs

	For the three months ended March 31%
	2009	2008	decrease
	(dollars in millions)
Pre-opening costs	$1.9	$2.8	(33.1)%
As a percentage of revenue	0.5%	0.9%
Restaurant openings	26	28

The decrease in pre-opening costs is a result of a decrease in the number of restaurants under construction, partially offset by an increase in rent expense recognized during the construction period due to higher rents for more expensive locations.

Loss on Disposal of Assets

	For the three months ended March 31%
	2009	2008	increase
	(dollars in millions)
Loss on disposal of assets	$1.9	$1.5	27.4%
As a percentage of revenue	0.5%	0.5%

The loss on disposal of assets remained consistent as a percentage of revenue.

Interest and Other Income

	For the three months ended March 31%
	2009	2008	decrease
	(dollars in millions)
Interest and other income	$0.2	$1.3	(85.3)%
As a percentage of revenue	0.1%	0.4%

In the first three months of 2009 interest and other income decreased primarily due to lower yields on our investments compared to the same period in 2008.

Provision for Income Taxes

	For the three months ended March 31%
	2009	2008	increase
	(dollars in millions)
Provision for income taxes	$15.9	$10.8	47.7%
Effective tax rate	38.5%	38.4%

The increase in the effective tax rate was due to a reduction of investment income from tax exempt securities and an increase in the estimated statutory state tax rate, partially offset by a decrease in nondeductible officer compensation.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $204.9 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase up to an additional $48.8 million of our class B common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

In February 2009, we entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at our option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on our compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. The facility expires in February 2014, but can be terminated or decreased at our option prior to expiration. We intend to use the credit facility, if at all, for letters of credit issued in the normal course of business and normal short-term working capital needs. As of March 31, 2009, there were no borrowings outstanding.

Off-Balance Sheet Arrangements

As of March 31, 2009 and December 31, 2008, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are contained in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash, cash equivalents, and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2009, we had $160.1 million deposited in short-term investments and $41.7 million in FDIC insured accounts with an earnings credit we classify as interest income bearing a weighted-average interest rate of 0.6% (approximately 0.7% tax equivalent).

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

Counterparty Risks

Some of our suppliers and other vendors have been adversely impacted by tightening of the credit markets, fluctuations in commodity prices and other consequences of the economic downturn. Some vendors have sought to change the terms on which they do business with us in order to lessen the impact of the economic downturn on their business. If we are forced to find alternative vendors for key services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business. Changing vendors could also result in our inability to obtain business terms as favorable to us as the terms on which we currently operate. In addition, our restaurant expansion strategy relies in part on the development of new retail centers and similar projects, and if developers do not proceed with projects in which we plan to locate restaurants, our expansion plans may be hampered.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2009 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

A lawsuit has been filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of our present and former employees. In March 2009, the court denied the plaintiff’s motion to certify the purported class. The ruling means that the action can proceed, if at all, as an action by a single plaintiff. The plaintiff moved the court to reconsider that decision, and the court will hold a hearing on April 24, 2009 on the motion. Although we have various defenses, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of class B common stock we repurchased during the first quarter of 2009.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January	150,758	$48.15	842,531	$62,707,814
Purchased 1/2 through 1/30
February	130,981	$48.94	973,512	$56,297,260
Purchased 2/2 through 2/27
March	148,033	$50.43	1,121,545	$48,831,504
Purchased 3/2 through 3/31

(1) -	All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).

(2) -	Shares were repurchased pursuant to a repurchase program announced on October 22, 2008. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On February 28, 2009, Monty Moran, our co-Chief Executive Officer, adopted a sales plan designed to comply with Rule 10b5-1(c) under the Exchange Act. The sales plan, which Mr. Moran adopted in compliance with restrictions imposed by our Insider Trading Policy, is intended to facilitate the diversification of Mr. Moran’s personal assets. The plan provides for the exercise of vested options to purchase shares of class A common stock, subject to minimum market prices on the date of each sale. Total option exercises and sales on Mr. Moran’s behalf under the sales plan are limited to an aggregate of 50,000 shares.

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
Name: John R. Hartung
Title: Chief Financial Officer

Date: April 22, 2009

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Class A Common Stock.*

4.2	Form of Stock Certificate for Class B Common Stock.***

10.1	Credit Agreement dated February 18, 2009 among Chipotle Mexican Grill, Inc., additional Borrowers, and Bank of America, N.A.****

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-32731).

**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s current report on Form 8-K filed on March 21, 2008 (File No. 001-32731).

***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s quarterly report on Form 10-Q for the three months ended September 30, 2006 (File No. 001-32731).

****	Incorporated by reference to Chipotle Mexican Grill, Inc.’s annual report on Form 10-K for the year ended December 31, 2008 (File No. 001-32731).