Form 10-Q
period 2009-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2009-07-24
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-32731

CHIPOTLE MEXICAN GRILL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1219301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1401 Wynkoop St., Suite 500 Denver, CO	80202
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 22, 2009 there were 14,969,248 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 16,670,786 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$208,299	$88,044
Accounts receivable, net of allowance for doubtful accounts of $366 and $608 as of June 30, 2009 and December 31, 2008, respectively	3,217	3,643
Inventory	5,715	4,789
Current deferred tax asset	3,214	2,557
Prepaid expenses	13,033	11,764
Income tax receivable	5,819	285
Available-for-sale securities	—	99,990

Total current assets	239,297	211,072

Leasehold improvements, property and equipment, net	605,631	585,899
Other assets	6,472	6,075
Goodwill	21,939	21,939

Total assets	$873,339	$824,985

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,666	$23,890
Accrued payroll and benefits	29,355	24,469
Accrued liabilities	26,836	28,347
Current portion of deemed landlord financing	85	82

Total current liabilities	80,942	76,788

Deferred rent	94,679	87,009
Deemed landlord financing	3,835	3,878
Deferred income tax liability	38,832	29,863
Other liabilities	5,991	4,857

Total liabilities	224,279	202,395

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2009 and December 31, 2008	—	—
Class A common stock, $0.01 par value, 200,000 shares authorized, and 14,884 and 14,453 shares issued as of June 30, 2009 and December 31, 2008, respectively	149	145
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,425 shares issued as of June 30, 2009 and December 31, 2008	184	184
Additional paid-in capital	525,023	501,993
Treasury stock, at cost, 1,656 and 692 class B common shares at June 30, 2009 and December 31, 2008, respectively	(87,744)	(30,227)
Accumulated other comprehensive loss	(25)	(193)
Retained earnings	211,473	150,688

Total shareholders’ equity	649,060	622,590

Total liabilities and shareholders’ equity	$873,339	$824,985

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Restaurant sales	$388,836	$340,754	$743,292	$646,081

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	120,207	109,697	230,091	208,591
Labor	95,389	88,278	188,956	169,688
Occupancy	28,167	23,404	55,124	45,237
Other operating costs	43,845	42,897	84,508	81,270
General and administrative expenses	25,797	20,684	49,516	42,244
Depreciation and amortization	15,197	12,707	29,917	24,877
Pre-opening costs	1,568	3,403	3,461	6,234
Loss on disposal of assets	1,344	1,370	3,208	2,833

	331,514	302,440	644,781	580,974

Income from operations	57,322	38,314	98,511	65,107

Interest and other income	293	925	491	2,268
Interest and other expense	(186)	(75)	(259)	(149)

Income before income taxes	57,429	39,164	98,743	67,226
Provision for income taxes	(22,036)	(14,696)	(37,958)	(25,474)

Net income	$35,393	$24,468	$60,785	$41,752

Earnings per share:

Basic	$1.11	$0.74	$1.90	$1.27

Diluted	$1.10	$0.74	$1.88	$1.25

Weighted average common shares outstanding:

Basic	31,856	32,856	31,929	32,832

Diluted	32,195	33,284	32,278	33,307

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2009	2008
Operating activities
Net income	$60,785	$41,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,917	24,877
Deferred income tax provision	8,312	7,628
Loss on disposal of assets	3,208	2,833
Bad debt allowance	(245)	304
Stock-based compensation	7,711	4,791
Other	168	(33)
Changes in operating assets and liabilities:
Accounts receivable	671	(305)
Inventory	(926)	(819)
Prepaid expenses	(1,269)	(2,426)
Other assets	(397)	(1,737)
Accounts payable	82	5,143
Accrued liabilities	3,375	(9,061)
Income tax receivable/payable	(5,534)	10,902
Deferred rent	7,670	10,633
Other long-term liabilities	1,134	1,157

Net cash provided by operating activities	114,662	95,639

Investing activities
Purchases of leasehold improvements, property and equipment	(51,809)	(71,266)
Maturity of available-for-sale securities	99,990	20,000

Net cash provided by (used in) investing activities	48,181	(51,266)

Financing activities
Proceeds from option exercises	8,173	41
Excess tax benefit on stock-based compensation	6,796	64
Payments on deemed landlord financing	(40)	(37)
Acquisition of treasury stock	(57,517)	—

Net cash provided by (used in) financing activities	(42,588)	68

Net change in cash and cash equivalents	120,255	44,441
Cash and cash equivalents at beginning of period	88,044	151,176

Cash and cash equivalents at end of period	$208,299	$195,617

Supplemental disclosures of cash flow information
Increase/(decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable	$694	$(542)

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 34 states throughout the United States, the District of Columbia and Ontario, Canada. As of June 30, 2009 the Company operated 886 restaurants. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment.

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

Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS 165”) is effective for financial statements ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of issuance, July 24, 2009.

2. Comprehensive Income

The following table presents comprehensive income for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$35,393	$24,468	$60,785	$41,752
Foreign currency translation adjustments	187	—	168	—

Other comprehensive income	$35,580	$24,468	$60,953	$41,752

3. Credit Facility

In February 2009, the Company entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility bear interest at a rate set, at the Company’s option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on the Company’s compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. The facility expires in February 2014, but can be terminated or decreased at the Company’s option prior to expiration. The Company intends to use the credit facility for letters of credit issued in the normal course of business and normal short-term working capital needs. As of June 30, 2009, there were no loans outstanding and available borrowings were $19,700.

4. Shareholders’ Equity

During 2008, the Company’s Board of Directors approved the expenditure of up to $100 million to repurchase shares of class B common stock. The shares may be purchased from time to time in open market transactions. The Company repurchased 964 shares for $57,517 during the six months ended June 30, 2009. As of June 30, 2009, the cumulative shares repurchased were 1,656 shares at a total cost of $87,744. The 1,656 shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

5. Stock-based Compensation

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

Also in February 2009, the Company granted 73 restricted stock units of class A common stock with a grant date fair value of $53.36 which vest on the third anniversary of the grant.

Stock-based compensation, including SARs, options and non-vested stock awards, was $4,535 and $8,065 ($2,781 and $4,945 net of tax) for the three and six months ended June 30, 2009, respectively and was $3,183 and $5,103 ($1,967 and $3,154 net of tax) for the three and six months ended June 30, 2008 respectively. For the three and six months ended June 30, 2009 and 2008, $196, $354, $237 and $312, respectively, of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the six months ended June 30, 2009, 371 options to purchase shares of class A common stock were exercised and 5 options or SARs were forfeited or expired, 4 restricted stock units were issued to non-employee directors, and 60 class A common shares vested.

6. Related Party Transactions

The Company’s Chief Marketing Officer (“CMO”), served as Creative Director for Sequence, LLC (“Sequence”), a strategic design and marketing consulting firm he co-founded, prior to joining the Company in January 2009. In connection with the CMO’s separation from Sequence, the parties entered into certain agreements that remain in effect. Sequence has provided the Company with a variety of marketing consulting services totaling $773 for the six months ended June 30, 2009.

7. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share, diluted EPS, is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SARs and non-vested stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have had an anti-dilutive effect. SARs and options to purchase 322 and 742 shares of common stock were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2009, and 329 and 215 were excluded for the three and six months ended June 30, 2008, because they were anti-dilutive. In addition, 119 stock awards subject to performance conditions were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2009 while 159 and 79 were excluded for the three and six months ended June 30, 2008, respectively.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$35,393	$24,468	$60,785	$41,752
Shares:
Weighted average number of common shares outstanding	31,856	32,856	31,929	32,832
Dilutive stock options	258	390	258	400
Dilutive non-vested stock awards	81	38	91	75

Diluted weighted average number of common shares outstanding	32,195	33,284	32,278	33,307

Basic earnings per share	$1.11	$0.74	$1.90	$1.27

Diluted earnings per share	$1.10	$0.74	$1.88	$1.25

8. Commitments and Contingencies

A lawsuit has been filed against the Company in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to its employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of the Company’s present and former employees. The court denied the plaintiff’s motion to certify the purported class, and as a result the action can proceed, if at all, as an action by a single plaintiff. The plaintiff has appealed the court’s denial of class certification, and the appeal remains pending. Although the Company has various defenses, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2009. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimate of the number of restaurants we intend to open, as well as projections regarding potential changes in comparable restaurant sales during 2009 and possible stock repurchases, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2008, as updated in Part II, Item 1.A of this report.

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

2009 Highlights

Restaurant Development. As of June 30, 2009, we had 886 restaurants in 34 states throughout the United States, the District of Columbia and Ontario, Canada. New restaurants have contributed substantially to our restaurant sales. We opened 24 and 50 company-operated restaurants during the three and six months ended June 30, 2009. We expect to open between 120 and 130 restaurants in 2009. We expect our first restaurant in London will open in 2010.

Sales Growth. Average restaurant sales were $1.734 million as of June 30, 2009. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increase for the first six months of 2009 was 1.9% driven primarily by menu price increases, partially offset by a decrease in customer visits and our average check not increasing by the full amount of the menu price increases. We believe the decrease in customer visits and impact on our average check resulted primarily from the adverse macroeconomic environment as well as potentially some customer reaction to the menu price increases. We generally increase our prices to be at or slightly below direct competitor pricing for comparable items. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. We expect our 2009 full year comparable restaurant sales increases to be in the low single digits driven primarily by menu price increases implemented in the fourth quarter of 2008, partially or fully offset by a decrease in customer visits.

Food With Integrity. In addition to continuing to serve naturally raised pork in all our restaurants, we now serve naturally raised chicken in all of our restaurants in the United States and naturally raised beef in about 60%. However, current economic conditions have led to natural chicken supply shortages. As a result, we have on occasion temporarily suspended serving naturally raised chicken in certain limited restaurants for short periods of time. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely in open pastures or deeply bedded pens-which is more stringent than the USDA’s standard for naturally raised marketing claims. In 2009, 35% of all the beans we buy are organically grown, up from 30% in 2008. In 2009 we expect to purchase at least 35% of at least one produce item while in season for each of our markets from local farmers. Currently, approximately 35% of the milk used in our cheese comes from cows raised in pastures and 100% of the cheese and sour cream is made from milk that comes from cows that are not given rBGH.

Marketing. We continue to take a fresh look at our entire marketing strategy and messaging approach to make it more effective. One component of that effort is to develop our advertising so that it better communicates how Chipotle is different than other restaurant concepts, and so that it resonates more with our customers. In addition, we are continuing to test an expanded menu in the Denver market that is designed to broaden the appeal of our restaurants to families and to customers who are unfamiliar with Chipotle or are seeking lower-priced eating options but still value high-quality ingredients and great taste.

Stock Repurchase. In September 2008, our Board of Directors approved the expenditure of up to $100 million to repurchase shares of our class B common stock, of which we purchased $87.5 million through June 30, 2009. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of class B common stock from time to time, subject to market conditions. The repurchase agreement and the Board’s authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Cash and Securities. As of June 30, 2009, we had cash and securities of $208.3 million. Given the recent financial turmoil, we have focused on capital preservation and our cash equivalent holdings consist of highly-rated money market funds or FDIC insured accounts.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
Company-operated
Beginning of period	862	730	837	704
Openings	24	49	50	77
Closures	—	(1)	(1)	(3)

Total restaurants at end of period	886	778	886	778

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Restaurant Sales

	For the three months ended June 30		% increase/ (decrease)	For the six months ended June 30		% increase/ (decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Restaurant sales	$388,836	$340,754	14.1%	$743,292	$646,081	15.0%
Average restaurant sales	$1,734	$1,774	(2.3)%	$1,734	$1,774	(2.3)%
Comparable restaurant sales increases	1.7%	7.1%		1.9%	8.5%
Number of restaurants as of the end of the period	886	778	13.9%	886	778	13.9%
Number of restaurants opened in the period	24	49		50	77

The significant factors contributing to our increase in sales for the three and six months ended June 30, 2009 were restaurant openings and comparable restaurant sales increases. Restaurant sales for the three and six months ended June 30, 2009 for restaurants not in the comparable restaurant base contributed to $42.6 million and $85.7 million of the increase in sales, respectively, of which $14.1 million and $19.8 million was attributable to restaurants opened in 2009. Comparable restaurant sales increases contributed to $5.3 million of the increase in restaurant sales for the second quarter of 2009, and $11.0 million of the increase in restaurant sales for the first half of 2009. Comparable restaurant sales growth was due primarily to menu price increases partially offset by a decrease in customer visits and our average check not increasing by the full amount of the menu price increases.

Food, Beverage and Packaging Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2009	2008		2009	2008
	(dollars in thousands)
Food, beverage and packaging	$120,207	$109,697	9.6%	$230,091	$208,591	10.3%
As a percentage of revenue	30.9%	32.2%		31.0%	32.3%

Food, beverage and packaging costs decreased as a percentage of revenue in the three and six months ended June 30, 2009 due to the impact of menu price increases partially offset by increased ingredient costs, primarily rice and chicken.

Labor Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2009	2008		2009	2008
	(dollars in thousands)
Labor costs	$95,389	$88,278	8.1%	$188,956	$169,688	11.4%
As a percentage of revenue	24.5%	25.9%		25.4%	26.3%

Labor costs as a percentage of revenue decreased in the three and six months ended June 30, 2009 due to the impact of menu price increases and labor efficiencies, partially offset by lower transaction volumes and increased average wage rates.

Occupancy Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2009	2008		2009	2008
	(dollars in thousands)
Occupancy costs	$28,167	$23,404	20.4%	$55,124	$45,237	21.9%
As a percentage of revenue	7.2%	6.9%		7.4%	7.0%

Occupancy costs increased as a percentage of revenue in the three and six months ended June 30, 2009 primarily due to higher rents for new locations as we open proportionately more restaurants in expensive urban areas.

Other Operating Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2009	2008		2009	2008
	(dollars in thousands)
Other operating costs	$43,845	$42,897	2.2%	$84,508	$81,270	4.0%
As a percentage of revenue	11.3%	12.6%		11.4%	12.6%

Other operating costs decreased as a percentage of revenue in the three and six months ending June 30, 2009 primarily due to decreased marketing and promotional spend in the first half of 2009, and the impact of menu price increases. We expect the marketing and promotional spend as a percentage of revenue for the full year 2009 to remain consistent with 2008.

General and Administrative Expenses

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2009	2008		2009	2008
	(dollars in thousands)
General and administrative expense	$25,797	$20,684	24.7%	$49,516	$42,244	17.2%
As a percentage of revenue	6.6%	6.1%		6.7%	6.5%

The increase in general and administrative expenses in 2009 primarily resulted from an increase in performance related bonus accruals, an increase in stock-based compensation expense and hiring more employees as we grew, partially offset by careful management of expenses, primarily travel costs. As a percentage of revenue, the increase in general and administrative expenses was also partially offset by the impact of menu price increases.

Depreciation and Amortization

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2009	2008		2009	2008
	(dollars in thousands)
Depreciation and amortization	$15,197	$12,707	19.6%	$29,917	$24,877	20.3%
As a percentage of revenue	3.9%	3.7%		4.0%	3.9%

Depreciation and amortization increased primarily due to restaurants opened in 2009 and 2008. As a percentage of total revenue, depreciation and amortization has increased as a result of new restaurant openings increasing the average per store depreciable base.

Pre-opening Costs

	For the three months ended June 30		% decrease	For the six months ended June 30		% decrease
	2009	2008		2009	2008
	(dollars in thousands)
Pre-opening costs	$1,568	$3,403	(53.9)%	$3,461	$6,234	(44.5)%
As a percentage of revenue	0.4%	1.0%		0.5%	1.0%
Restaurant openings	24	49		50	77

The decrease in pre-opening costs is a result of a decrease in the number of restaurants opened and under construction in 2009, partially offset by an increase in rent expense recognized during the construction period due to higher rents for more expensive locations.

Loss on Disposal of Assets

	For the three months ended June 30		% decrease	For the six months ended June 30		% increase
	2009	2008		2009	2008
	(dollars in thousands)
Loss on disposal of assets	$1,344	$1,370	(1.9)%	$3,208	$2,833	13.2%
As a percentage of revenue	0.3%	0.4%		0.4%	0.4%

The decrease in loss on disposal of assets for the second quarter of 2009 was due to higher planned remodels in 2008.

The loss on disposal of assets as a percentage of revenue remained consistent for the six months ended June 30, 2009 and 2008.

Interest and Other Income

	For the three months ended June 30		% decrease	For the six months ended June 30		% decrease
	2009	2008		2009	2008
	(dollars in thousands)
Interest and other income	$293	$925	(68.3)%	$491	$2,268	(78.4)%
As a percentage of revenue	0.1%	0.3%		0.1%	0.4%

Interest and other income decreased primarily due to lower yields on our investments compared to the same periods in 2008.

Provision for Income Taxes

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2009	2008		2009	2008
	(dollars in thousands)
Provision for income taxes	$22,036	$14,696	49.9%	$37,958	$25,474	49.0%
Effective tax rate	38.4%	37.5%		38.4%	37.9%

The increase in the effective tax rate was due to a reduction of investment income from tax exempt securities and an increase in the estimated statutory state tax rate, partially offset by a one-time adjustment for prior period meals and entertainment deduction and a decrease in nondeductible officer compensation.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and net income are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. The number of trading days can also affect our results. Overall, on an annual basis, changes in trading days do not have a significant impact on our results. We expect the profit margins achieved this quarter will decrease in subsequent quarters of the year in conjunction with sales seasonality.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $208.3 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase up to an additional $12.5 million of our class B common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

In February 2009, we entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility bear interest at a rate set, at our option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on our compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. The facility expires in February 2014, but can be terminated or decreased at our option prior to expiration. We intend to use the credit facility for letters of credit issued in the normal course of business and normal short-term working capital needs. As of June 30, 2009, there were no loans outstanding and available borrowings were $19,700.

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash, cash equivalents, and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2009, we had $183.3 million deposited in short-term investments and $19.3 million in FDIC insured accounts with an earnings credit we classify as interest income bearing a weighted-average interest rate of 0.5%.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2009 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

A lawsuit has been filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of our present and former employees. The court denied the plaintiff’s motion to certify the purported class, and as a result the action can proceed, if at all, as an action by a single plaintiff. The plaintiff has appealed the court’s denial of class certification, and the appeal remains pending. Although we have various defenses, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and oil increased during 2008, which resulted in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, increasing our food costs. Although some food prices eased near the end of 2008 and the first half of 2009, we expect that there may be pricing pressures on some of our key ingredients for the remainder of 2009. We expect our food costs as a percentage of revenue for the second half of 2009 to remain consistent with the first half of the year, subject to any unforeseen significant commodity price changes. However, any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese, avocados, beans, rice, tomatoes and pork, could adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to suspend serving menu items, such as guacamole, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of class B common stock we repurchased during the second quarter of 2009.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April	73,420	$62.45	1,194,965	$44,246,673
Purchased 4/1 through 4/30
May	249,393	$66.52	1,444,358	$27,657,127
Purchased 5/1 through 5/29
June	211,472	$71.78	1,655,830	$12,478,286
Purchased 6/1 through 6/30
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

ITEM3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 21, 2009. At the Annual Meeting, our shareholders voted on the election of two incumbent directors to our Board of Directors, and on the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009. Following are the results of the matters voted on at the Annual Meeting:

(1) Proposal to elect 2 Class I Directors to serve until the Annual Meeting of Shareholders to be held in 2012:

Name	Votes For	Votes Withheld
Steve Ells	169,973,141	7,256,088
Patrick J. Flynn	170,744,238	6,484,991

Additional directors, whose terms of office as directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2010	Term Expiring in 2011
Albert S. Baldocchi	John S. Charlesworth
Neil W. Flanzraich	Monty Moran
Darlene J. Friedman

(2) Proposal to ratify the Appointment of Ernst & Young LLP as Independent Auditors

Votes For	Votes Against	Votes Abstaining
174,248,151	2,391,867	589,211

ITEM 5. OTHER INFORMATION

On July 24, 2009, Steve Ells, our Chairman and Co-Chief Executive Officer, and Jack Hartung, our Chief Financial Officer, adopted sales plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The sales plans, which Mr. Ells and Mr. Hartung adopted in compliance with restrictions imposed by our Insider Trading Policy, are intended to facilitate the diversification of each officer’s personal assets.

Mr. Ells’s plan provides for the exercise of up to 64,100 vested options to purchase shares of class A common stock, subject to minimum market prices on the date of each sale. Mr. Ells beneficially owns 55,100 shares of class A common stock and 403,250 shares of class B common stock in addition to the shares underlying the options subject to the sales plan, and has additional unvested stock option, restricted stock unit and performance share awards totaling 362,100 shares of class A common stock.

Mr. Hartung’s plan provides for the exercise of up to 28,000 vested options to purchase shares of class A common stock, subject to minimum market prices on the date of each sale. Mr. Hartung beneficially owns 35,712 shares of class A common stock and 229 shares of class B common stock in addition to the shares underlying the options subject to the sales plan, and has additional unvested stock option, restricted stock unit and performance share awards totaling 127,500 shares of class A common stock.

ITEM 6. EXHIBITS

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: July 24, 2009

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Class A Common Stock.*

4.2	Form of Stock Certificate for Class B Common Stock.***

10.1	Form of Board of Directors Restricted Stock Units Agreement.

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s current report on Form 8-K filed on March 21, 2008 (File No. 001-32731).
***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s quarterly report on Form 10-Q for the three months ended September 30, 2006 (File No. 001-32731).