Form 10-Q
period 2009-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2009-10-27
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 23, 2009 there were 15,091,895 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 16,601,646 shares of the registrant’s Class B common stock, par value of $0.01 per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,446	$88,044
Accounts receivable, net of allowance for doubtful accounts of $366 and $608 as of September 30, 2009 and December 31, 2008, respectively	3,133	3,643
Inventory	5,858	4,789
Current deferred tax asset	3,371	2,557
Prepaid expenses	13,358	11,764
Income tax receivable	4,976	285
Available-for-sale securities	—	99,990

Total current assets	269,142	211,072

Leasehold improvements, property and equipment, net	622,026	585,899
Other assets	6,712	6,075
Goodwill	21,939	21,939

Total assets	$919,819	$824,985

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$32,555	$23,890
Accrued payroll and benefits	29,121	24,469
Accrued liabilities	25,371	28,347
Current portion of deemed landlord financing	89	82

Total current liabilities	87,136	76,788

Deferred rent	99,506	87,009
Deemed landlord financing	3,810	3,878
Deferred income tax liability	41,058	29,863
Other liabilities	6,627	4,857

Total liabilities	238,137	202,395

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2009 and December 31, 2008	—	—
Class A common stock, $0.01 par value, 200,000 shares authorized, and 15,031 and 14,453 shares issued as of September 30, 2009 and December 31, 2008, respectively	150	145
Class B common stock, $0.01 par value, 30,000 shares authorized, 18,425 shares issued as of September 30, 2009 and December 31, 2008	184	184
Additional paid-in capital	535,660	501,993
Treasury stock, at cost, 1,823 and 692 class B common shares at September 30, 2009 and December 31, 2008, respectively	(100,228)	(30,227)
Accumulated other comprehensive loss	(21)	(193)
Retained earnings	245,937	150,688

Total shareholders’ equity	681,682	622,590

Total liabilities and shareholders’ equity	$919,819	$824,985

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Restaurant sales	$387,581	$340,543	$1,130,873	$986,624

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	119,473	112,412	349,564	321,003
Labor	96,419	89,534	285,375	259,222
Occupancy	28,677	24,483	83,801	69,720
Other operating costs	44,118	41,379	128,626	122,649
General and administrative expenses	24,555	22,645	74,071	64,889
Depreciation and amortization	15,451	13,769	45,368	38,646
Pre-opening costs	2,535	2,884	5,996	9,118
Loss on disposal of assets	1,544	2,379	4,752	5,212

	332,772	309,485	977,553	890,459

Income from operations	54,809	31,058	153,320	96,165

Interest and other income	132	931	623	3,199
Interest and other expense	(74)	(78)	(333)	(227)

Income before income taxes	54,867	31,911	153,610	99,137
Provision for income taxes	(20,403)	(12,434)	(58,361)	(37,908)

Net income	$34,464	$19,477	$95,249	$61,229

Earnings per share:
Basic	$1.09	$0.59	$2.99	$1.86

Diluted	$1.08	$0.59	$2.96	$1.84

Weighted average common shares outstanding:
Basic	31,625	32,862	31,827	32,842

Diluted	31,949	33,170	32,168	33,261

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2009	2008
Operating activities
Net income	$95,249	$61,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,368	38,646
Deferred income tax provision	10,381	13,218
Loss on disposal of assets	4,752	5,212
Bad debt allowance	(245)	404
Stock-based compensation	11,479	8,540
Other	172	(54)
Changes in operating assets and liabilities:
Accounts receivable	755	387
Inventory	(1,069)	(1,153)
Prepaid expenses	(1,594)	(3,084)
Other assets	(637)	(569)
Accounts payable	3,230	4,884
Accrued liabilities	1,676	(1,678)
Income tax receivable/payable	(4,691)	6,340
Deferred rent	12,497	16,929
Other long-term liabilities	1,770	1,411

Net cash provided by operating activities	179,093	150,662

Investing activities
Purchases of leasehold improvements, property and equipment	(80,282)	(110,010)
Maturity of available-for-sale securities	99,990	20,000

Net cash provided by (used in) investing activities	19,708	(90,010)

Financing activities
Proceeds from option exercises	11,406	206
Excess tax benefit on stock-based compensation	10,257	205
Payments on deemed landlord financing	(61)	(56)
Acquisition of treasury stock	(70,001)	—

Net cash provided by (used in) financing activities	(48,399)	355

Net change in cash and cash equivalents	150,402	61,007
Cash and cash equivalents at beginning of period	88,044	151,176

Cash and cash equivalents at end of period	$238,446	$212,183

Supplemental disclosures of cash flow information
Increase/(decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable	$5,435	$(4,485)

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 34 states throughout the United States, the District of Columbia and Ontario, Canada. As of September 30, 2009 the Company operated 911 restaurants. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment.

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

Financial Accounting Standards Board Topic No. 855, Subsequent Events, (“Topic 855”) is effective for financial statements ending after June 15, 2009. Topic 855 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of issuance, October 27, 2009.

2. Comprehensive Income

The following table presents comprehensive income for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$34,464	$19,477	$95,249	$61,229

Foreign currency translation adjustments	4	(21)	172	(21)

Comprehensive income	$34,468	$19,456	$95,421	$61,208

3. Credit Facility

In February 2009, the Company entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at the Company’s option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on the Company’s compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. The facility expires in February 2014, but can be terminated or decreased at the Company’s option prior to expiration. The Company intends to use the credit facility, if at all, for letters of credit issued in the normal course of business and normal short-term working capital needs. As of September 30, 2009, there were no loans outstanding and available borrowings were $19,700.

4. Shareholders’ Equity

During 2008, the Company’s Board of Directors approved the expenditure of up to $100 million to repurchase shares of class B common stock. The Company repurchased 1,131 shares for $70,001 during the nine months ended September 30, 2009. The Company completed the repurchase during the three months ended September 30, 2009, having repurchased 1,823 shares at a total cost of $100,228. The 1,823 shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

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

Stock-based compensation, including SARs, options and non-vested stock awards, was $3,944 and $12,009 ($2,418 and $7,364 net of tax) for the three and nine months ended September 30, 2009, respectively and was $3,903 and $9,006 ($2,412 and $5,566 net of tax) for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2009 and 2008, $176, $530, $156 and $466, respectively, of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the nine months ended September 30, 2009, 518 options to purchase shares of class A common stock were exercised and 6 options or SARs were forfeited or expired, 4 restricted stock units were issued to non-employee directors, and 60 class A common shares vested.

6. Related Party Transactions

The Company’s Chief Marketing Officer (“CMO”), served as Creative Director for Sequence, LLC (“Sequence”), a strategic design and marketing consulting firm he co-founded, prior to joining the Company in January 2009. In connection with the CMO’s separation from Sequence, the parties entered into certain agreements that remain in effect. Sequence has provided the Company with a variety of marketing consulting services totaling $1,046 for the nine months ended September 30, 2009.

7. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SARs and non-vested stock awards. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have had an anti-dilutive effect. SARs and options to purchase 322 and 602 shares of common stock were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2009, and 329 and 253 were excluded for the three and nine months ended September 30, 2008, because they were anti-dilutive. In addition, 119 stock awards subject to performance conditions were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2009 while 226 and 128 were excluded for the three and nine months ended September 30, 2008, respectively.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$34,464	$19,477	$95,249	$61,229
Shares:
Weighted average number of common shares outstanding	31,625	32,862	31,827	32,842
Dilutive stock options and SARs	241	305	252	368
Dilutive non-vested stock awards	83	3	89	51

Diluted weighted average number of common shares outstanding.	31,949	33,170	32,168	33,261

Basic earnings per share	$1.09	$0.59	$2.99	$1.86

Diluted earnings per share	$1.08	$0.59	$2.96	$1.84

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2009. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open and expected new restaurant return on investment, projections regarding potential changes in comparable restaurant sales, expectations regarding operating costs as a percentage of revenue and profit margins, and forecasts of future effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2008, as updated in Part II, Item 1.A.

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

2009 Highlights

Restaurant Development. As of September 30, 2009, we had 911 restaurants in 34 states throughout the United States, the District of Columbia and Ontario, Canada. New restaurants have contributed substantially to our restaurant sales growth. We opened 26 and 76 company-operated restaurants during the three and nine months ended September 30, 2009. We expect to open between 120 and 130 restaurants in 2009.

Sales Growth. Average restaurant sales were $1.736 million as of September 30, 2009. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increase for the first nine months of 2009 was 2.2% driven primarily by menu price increases, partially offset by a decrease in customer visits and our average check not increasing by the full amount of the menu price increases. We believe the decrease in customer visits and impact on our average check resulted primarily from the adverse macroeconomic environment as well as potentially some customer reaction to our menu price increases late last year. We generally increase our prices to be at or slightly below direct competitor pricing for comparable items. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. We expect our 2009 full year comparable restaurant sales increases to be in the low single digits driven primarily by menu price increases implemented in the fourth quarter of 2008, partially or fully offset by a decrease in customer visits.

Food With Integrity. In addition to continuing to serve naturally raised pork in all our restaurants, we now serve naturally raised chicken in all of our restaurants and naturally raised beef in about 60%. However, current economic conditions have led to periodic natural chicken supply shortages. As a result, we have on occasion temporarily suspended serving naturally raised chicken in certain limited restaurants for short periods of time. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely in open pastures or deeply bedded pens-which is more stringent than the USDA’s standard for naturally raised marketing claims. In 2009, 35% of all the beans we buy are organically grown, up from 30% in 2008. In 2009 we expect to purchase at least 35% of at least one produce item while in season for each of our markets from local farmers. Currently, approximately 30% of the milk used in our cheese comes from cows raised in pastures and 100% of the cheese and sour cream is made from milk that comes from cows that are not given rBGH.

Marketing. We continue to review our entire marketing strategy and messaging approach to make it more effective. One component of that effort is to develop our advertising so that it more effectively communicates how Chipotle is different than other restaurant concepts, and so that it resonates more with our customers. In addition, we are continuing to test an expanded menu in the Denver market that is designed to broaden the appeal of our restaurants to families and to customers who are unfamiliar with Chipotle or are seeking lower-priced eating options but still value high-quality ingredients and great taste. Based on the results thus far, we’ve expanded the test of the kid’s meal portion of the expanded menu to a total of 7 markets.

Stock Repurchase. During the third quarter of 2009, we completed the repurchase of 1.823 million shares of Class B common stock at a total cost of $100.2 million.

Cash and Securities. As of September 30, 2009, we had cash and securities of $238.4 million. Given the recent financial turmoil, we have focused on capital preservation and our cash equivalent holdings consist of highly-rated money market funds or FDIC insured accounts.

2010 Outlook. We expect to open between 120 and 130 restaurants in 2010. Up to 25% of these openings will be what we are calling “A Model” restaurants. These sites will be constructed in well established markets with high levels of brand awareness. A Model locations will be built primarily in secondary trade areas which have attractive demographics but are typically characterized by lower occupancy costs. A Model locations will be constructed for substantially lower investment costs and have lower operating expenses than our recent traditional restaurant openings. We expect that A Model locations will generate approximately the same or higher levels of return on investment than our recent traditional restaurant openings. While the economic environment has put pressure on the commercial real estate market and developers, reducing the number of new real estate developments available to us, which have historically accounted for a majority of our new restaurants, A Model allows us to pursue additional opportunities and continue to open 120-130 restaurants next year.

Our 2010 full year comparable restaurant sales are expected to be flat. As a result of this and normal inflationary pressures, we anticipate our restaurant operating costs as a percentage of revenue to increase in 2010. Lastly, we estimate our 2010 annual effective tax rate will be 38.5%.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
Company-operated
Beginning of period	886	778	837	704
Openings	26	20	76	97
Closures and relocations	(1)	—	(2)	(3)

Total restaurants at end of period	911	798	911	798

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Restaurant Sales

	For the three months ended September 30%			For the nine months ended September 30%
	2009	2008	increase/ (decrease)	2009	2008	increase/ (decrease)
	(dollars in thousands)
Restaurant sales	$387,581	$340,543	13.8%	$1,130,873	$986,624	14.6%
Average restaurant sales	$1,736	$1,768	(1.8)%	$1,736	$1,768	(1.8)%
Comparable restaurant sales increases	2.7%	3.1%		2.2%	6.6%
Number of restaurants as of the end of the period	911	798	14.2%	911	798	14.2%
Number of restaurants opened in the period	26	20		76	97

The significant factors contributing to our increase in sales for the three and nine months ended September 30, 2009 were restaurant openings and comparable restaurant sales performance. Restaurant sales for the three and nine months ended September 30, 2009 for restaurants not in the comparable restaurant base contributed to $38.0 million and $123.7 million of the increase in sales, respectively, of which $21.1 million and $40.9 million was attributable to restaurants opened in 2009. Comparable restaurant sales increases contributed to $8.9 million of the increase in restaurant sales for the third quarter of 2009, and $20.0 million of the increase in restaurant sales for the first nine months of 2009. Comparable restaurant sales growth was due primarily to menu price increases partially offset by a decrease in customer visits and our average check not increasing by the full amount of the menu price increases.

Food, Beverage and Packaging Costs

	For the three months ended September 30%			For the nine months ended September 30%
	2009	2008	increase	2009	2008	increase
	(dollars in thousands)
Food, beverage and packaging	$119,473	$112,412	6.3%	$349,564	$321,003	8.9%
As a percentage of revenue	30.8%	33.0%		30.9%	32.5%

Food, beverage and packaging costs decreased as a percentage of revenue in the three months ended September 30, 2009 due to the impact of menu price increases and decreased ingredient costs, primarily cheese, avocados and steak.

Food, beverage and packaging costs decreased as a percentage of revenue in the nine months ended September 30, 2009 due primarily to the impact of menu price increases.

Labor Costs

	For the three months ended September 30%			For the nine months ended September 30%
	2009	2008	increase	2009	2008	increase
	(dollars in thousands)
Labor costs	$96,419	$89,534	7.7%	$285,375	$259,222	10.1%
As a percentage of revenue	24.9%	26.3%		25.2%	26.3%

Labor costs as a percentage of revenue decreased in the three and nine months ended September 30, 2009 due to the impact of menu price increases and labor efficiencies, partially offset by lower transaction volumes and increased average wage rates.

Occupancy Costs

	For the three months ended September 30%			For the nine months ended September 30%
	2009	2008	increase	2009	2008	increase
	(dollars in thousands)
Occupancy costs	$28,677	$24,483	17.1%	$83,801	$69,720	20.2%
As a percentage of revenue	7.4%	7.2%		7.4%	7.1%

Occupancy costs increased as a percentage of revenue in the three and nine months ended September 30, 2009 primarily due to higher rents for new locations as we open proportionately more restaurants in more expensive urban areas.

Other Operating Costs

	For the three months ended September 30%			For the nine months ended September 30%
	2009	2008	increase	2009	2008	increase
	(dollars in thousands)
Other operating costs	$44,118	$41,379	6.6%	$128,626	$122,649	4.9%
As a percentage of revenue	11.4%	12.2%		11.4%	12.4%

Other operating costs decreased as a percentage of revenue in the three and nine months ended September 30, 2009 primarily due to menu price increases and decreased marketing and promotional spend.

General and Administrative Expenses

	For the three months ended September 30%			For the nine months ended September 30%
	2009	2008	increase	2009	2008	increase
	(dollars in thousands)
General and administrative expense	$24,555	$22,645	8.4%	$74,071	$64,889	14.2%
As a percentage of revenue	6.3%	6.6%		6.5%	6.6%

The increase in general and administrative expenses in 2009 primarily resulted from an increase in performance related bonus accruals, an increase in stock-based compensation expense, wage inflation and hiring more employees as we grew, partially offset by careful management of expenses, primarily travel costs, and an all manager conference held during the third quarter of 2008.

As a percentage of revenue, the decrease in general and administrative expenses was due primarily to the impact of menu price increases.

Depreciation and Amortization

	For the three months ended September 30%			For the nine months ended September 30%
	2009	2008	increase	2009	2008	increase
	(dollars in thousands)
Depreciation and amortization	$15,451	$13,769	12.2%	$45,368	$38,646	17.4%
As a percentage of revenue	4.0%	4.0%		4.0%	3.9%

Depreciation and amortization increased primarily due to restaurants opened in 2009 and 2008. As a percentage of revenue, depreciation and amortization increased in the nine months ended September 30, 2009 as a result of new restaurant openings increasing the average per store depreciable base.

Pre-opening Costs

	For the three months ended September 30%			For the nine months ended September 30%
	2009	2008	decrease	2009	2008	decrease
	(dollars in thousands)
Pre-opening costs	$2,535	$2,884	(12.1)%	$5,996	$9,118	(34.2)%
As a percentage of revenue	0.7%	0.8%		0.5%	0.9%
Restaurant openings	26	20		76	97

For the three months ended September 30, 2009, the decrease in pre-opening costs resulted primarily from a decrease in the number of restaurants under construction in the third quarter of 2009, partially offset by an increase in rent expense recognized during the construction period due to higher rents for more expensive locations and an increase in the number of restaurants opened.

For the nine months ended September 30, 2009, the decrease in pre-opening costs is a result of a decrease in the number of restaurants opened and under construction in 2009, partially offset by an increase in rent expense recognized during the construction period due to higher rents for more expensive locations.

Loss on Disposal of Assets

	For the three months ended September 30%			For the nine months ended September 30%
	2009	2008	decrease	2009	2008	decrease
	(dollars in thousands)
Loss on disposal of assets	$1,544	$2,379	(35.1)%	$4,752	$5,212	(8.8)%
As a percentage of revenue	0.4%	0.7%		0.4%	0.5%

The decrease in loss on disposal of assets for the three and nine months ended September 30, 2009 was due to more remodels during 2008.

Interest and Other Income

	For the three months ended September 30%			For the nine months ended September 30%
	2009	2008	decrease	2009	2008	decrease
	(dollars in thousands)
Interest and other income	$132	$931	(85.8)%	$623	$3,199	(80.5)%
As a percentage of revenue	0.0%	0.3%		0.1%	0.3%

Interest and other income decreased primarily due to lower yields on our investments compared to the same periods in 2008.

Provision for Income Taxes

	For the three months ended September 30%			For the nine months ended September 30%
	2009	2008	increase	2009	2008	increase
	(dollars in thousands)
Provision for income taxes	$20,403	$12,434	64.1%	$58,361	$37,908	54.0%
Effective tax rate	37.2%	39.0%		38.0%	38.2%

The 2009 annual effective tax rate is estimated to be 38.1% and includes a 0.5% benefit for one-time adjustments for prior period meals and entertainment deductions and 2008 federal tax return adjustments. The 2009 annual rate decreased from the second quarter estimate as a result of an increase in projected tax credits. The third quarter rate is impacted by the year-to-date adjustment of the annual tax rate and the 2008 federal tax return adjustments.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and operating margins are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. The number of trading days can also affect our results. Overall, on an annual basis, changes in trading days do not have a significant impact on our results. We expect the profit margins achieved this quarter will decrease for the fourth quarter of the year in conjunction with sales seasonality.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $238.4 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

In February 2009, we entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at our option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on our compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. The facility expires in February 2014, but can be terminated or decreased at our option prior to expiration. We intend to use the credit facility for letters of credit issued in the normal course of business and normal short-term working capital needs. As of September 30, 2009, there were no loans outstanding and available borrowings were $19,700.

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements or obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash, cash equivalents, and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2009, we had $167.8 million deposited in short-term investments and $65.5 million in FDIC insured accounts with an earnings credit we classify as interest income, which combined earn a weighted average interest rate of 0.33% (approximately 0.46% tax equivalent).

Commodity Price Risks

We are also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. However, a portion of the dollar value of goods purchased by us are effectively at spot prices. Generally our pricing protocols with suppliers can remain in effect for periods ranging from one to 18 months, depending on the outlook for prices of the particular ingredient. In several cases, we have minimum purchase obligations. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect supply prices. Increases in ingredient prices could adversely affect our results if we choose not to increase menu prices at the same pace for competitive or other reasons.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2009 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We plan to broaden our real estate strategy during 2010, which may result in lower new restaurant sales volumes and potentially lower operating margins.

In 2010 we plan to broaden the site selection criteria we use to determine new restaurant locations, allowing us to open restaurants outside of the trade areas that we have typically sought while still achieving our targeted economic returns. These trade areas may have lower population densities or local traffic or less favorable demographic profiles than the trade areas we have typically sought out for new locations. We expect that as many as 25% of our new restaurant openings will be in these types of locations in 2010. This could adversely impact our operating margins notwithstanding the lower development, occupancy and operational costs we expect for these locations. In addition, because we have less experience opening restaurants in these types of trade areas there can be no assurance that restaurants opened in these locations will generate the sales volumes we expect, and failure to reach those sales volumes would adversely impact our profitability.

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and oil increased during 2008, which resulted in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, increasing our food costs. Although some food prices eased near the end of 2008 and the first nine months of 2009, we expect that there may be pricing pressures on some of our key ingredients for the remainder of 2009. We expect our food costs as a percentage of revenue for the remainder of 2009 to remain consistent with the first half of the year, subject to any unforeseen significant commodity price changes. However, any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese, avocados, beans, rice, tomatoes and pork, could adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to suspend serving menu items, such as guacamole, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of class B common stock we repurchased during the third quarter of 2009.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July	153,540	$73.92	1,809,370	$1,128,589
Purchased 7/1 through 7/31
August	13,674	$82.53	1,823,044	$—
Purchased 8/3 through 8/4

(1)	-	All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	-	Shares were repurchased pursuant to a repurchase program announced on October 22, 2008. Repurchases under the program were limited to $100 million in total repurchase price. The repurchase was completed on August 4, 2009.

ITEM3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 26, 2009, Steve Ells, our Chairman and Co-Chief Executive Officer, adopted a sales plan designed to comply with Rule 10b5-1(c) under the Exchange Act, and on October 27, 2009, Jack Hartung, our Chief Financial Officer, also adopted sales plans designed to comply with Rule 10b5-1(c) . The sales plans, which were adopted in compliance with restrictions imposed by our Insider Trading Policy, are intended to facilitate the diversification of Mr. Ells’s and Mr. Hartung’s personal assets.

Mr. Ells’s plan provides for the sale of up to 100,000 shares of class B common stock, subject to minimum market prices on the date of each sale. Mr. Ells beneficially owns 55,100 shares of class A common stock and 403,250 shares of class B common stock (including the shares subject to the sales plan), and has additional unvested stock option, stock appreciation right and performance share awards totaling 362,100 shares of class A common stock.

Mr. Hartung’s plans provide for the exercise of up to 18,000 vested options to purchase shares of class A common stock and sale of the underlying shares, as well as for the sale of up to 10,000 additional shares of class A common stock, in each case subject to minimum market prices on the date of each sale. Mr. Hartung beneficially owns 53,712 shares of class A common stock (including the shares and shares underlying the options subject to the sales plans) and 229 shares of class B common stock, and has additional unvested stock option, stock appreciation right and performance share awards totaling 145,300 shares of class A common stock.

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

Date: October 27, 2009

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