Form 10-K
period 2009-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2010-02-19
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $1.21 billion, based on the closing prices of the registrant’s class A and class B common stock on June 30, 2009, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2010, there were 31,559,066 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2010 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2009.

PART I

ITEM 1.	BUSINESS

General

Chipotle Mexican Grill, Inc. (“Chipotle”, the “Company”, or “We”) operates 956 restaurants in 35 states throughout the United States, the District of Columbia, and Ontario, Canada as of December 31, 2009. Our restaurants serve a focused menu of tacos, burritos, salads and burrito bowls (a burrito without the tortilla), made using fresh ingredients. We are focused on trying to find the highest quality ingredients we can to make great tasting food; on recruiting and retaining top performing people to ensure that the restaurant experience we provide is exceptional; on building restaurants that are operationally efficient and aesthetically pleasing; and on doing all of this with increasing awareness and respect for the environment. We have grown substantially over the past five years, and expect to open between 120 and 130 additional restaurants in 2010.

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

We manage our operations and restaurants based on five regions that all report into a single segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2009, 2008, and 2007, and our total assets as of December 31, 2009 and 2008, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data”. Substantially all of our revenues are generated and assets are located in the U.S.

Chipotle Mexican Grill, Inc. is a Delaware corporation. Our business was founded in Colorado in 1993, and McDonald’s Corporation made a series of equity investments in us beginning in February 1998, becoming our majority shareholder in 2000. We completed our initial public offering in January 2006. McDonald’s sold a portion of its interest in us in the initial public offering, sold an additional portion of its interest in us in a secondary offering in May 2006, and disposed of its remaining interest in us in an exchange offer to its shareholders that was completed in October 2006.

Our Menu and Food Preparation

Food With Integrity. More than anything, serving high quality food is what motivates us and is the cornerstone of our vision to change the way the world thinks about and eats fast food. As part of our Food With Integrity philosophy, we believe that using fresh ingredients is not enough, so we spend time on farms and in the field to understand where our ingredients come from and how the animals are raised. Because our menu is so focused, we can concentrate on where we obtain each ingredient, and this has become a cornerstone of our continuous effort to improve our food. All of our pork and all of our chicken, for example, is naturally raised. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised in open pastures or deeply bedded pens—which is more stringent than the USDA’s standard for naturally raised marketing claims. We also serve naturally raised beef in about 60% of our restaurants. In addition, we work with leading animal ethicists to try to support more humane farming practices. We’re also investigating the use of more sustainably grown produce, meaning produce grown by suppliers who we believe respect the environment and their employees, while still charging reasonable prices for our food. Today, about 40% of all of the beans we buy are organically grown—that is, they meet U.S. Food and Drug

Administration standards for “organic”. All of the sour cream and cheese we buy is made from milk that comes from cows that are not given rBGH, or recombinant bovine growth hormone, to stimulate milk production. By the end of 2009, about 30% of the milk used in our cheese came from cows raised in pastures and we expect to increase that percentage during 2010. During 2009 we met our goal of purchasing at least 35% of at least one produce item while in season in each of our markets from small to midsize local farmers, and we expect to increase that percentage during 2010 as well.

We do, however, face challenges associated with pursuing Food With Integrity. For example, current economic conditions have led to periodic natural chicken supply shortages. As a result, we have on occasion temporarily suspended serving naturally raised chicken in certain limited restaurants for short periods of time, and we expect these shortages will continue during 2010. It can take longer to identify and secure relationships with suppliers meeting our criteria, and there are higher costs and other risks associated with purchasing naturally raised or sustainably grown ingredients. The growth process for naturally raised meat and sustainably grown vegetables is longer. Herd losses can also be greater when animals are not treated with antibiotics and hormones. Given the costs associated with natural and sustainable farming practices, and recently due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. We believe that consumers’ increasing concern about where and how food is raised and the taste and health benefits of their food, and about the environmental management, animal husbandry and labor practices of food suppliers, will continue to foster demand for these natural and sustainable foods over the long-term. We believe that increased demand for naturally raised meat and produce over the long-term will continue to attract the interest and capital investment of larger farms and suppliers. We also understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing Food With Integrity with our desire to provide great food at reasonable prices. If we are able to continue growing while focusing on Food With Integrity our sourcing flexibility should improve over time, though we expect that these ingredients and other raw materials will remain more expensive than commodity-priced equivalents for some time to come.

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

In preparing our food, we use stoves and grills, pots and pans, cutting knives, wire whisks and other kitchen utensils, walk-in refrigerators stocked with a variety of fresh ingredients, herbs and spices and dry goods such as rice. Ingredients we use include chicken and steak that is marinated and grilled in our restaurants, carnitas (seasoned and braised pork), barbacoa (spicy shredded beef) and pinto and vegetarian black beans. We add our rice, which is tossed with lime juice and freshly chopped cilantro, as well as freshly shredded cheese, sour cream, lettuce, peppers and onions, depending on each customer’s request. We use various herbs, spices and seasonings to prepare our meats and vegetables. We also provide a variety of extras such as guacamole, salsas and tortilla chips seasoned with fresh lime and kosher salt. In addition to sodas and fruit drinks, most of our restaurants also offer a selection of beer and margaritas. Our food is prepared from scratch, with the majority prepared in our restaurants while some is prepared with the same fresh ingredients in commissaries. With the exception of the sweet corn for one of our salsas, our ingredients are never frozen, and we never use microwaves in the preparation of our food.

Food Served Fast … So That Customers Can Enjoy It Slowly. Our employees spend hours preparing our food on-site, but each customer order can be ready in seconds. Customers select exactly what they want and how they want it by speaking directly to the employees that have prepared the food. While we think that our customers return because of the great-tasting food, we also think that they like getting food served fast without having a “fast-food” experience, even when they’re not in a hurry. And while our restaurants often have lines, we try to serve customers as quickly as possible; we’ve even been able to serve more than 300 customers an hour at some locations. The natural flow of our restaurant layout, including the floor plan and the design of our serving line, are designed to make the food ordering process intuitive and, we believe, more efficient. And we’re focused on further improving the speed of service in all of our restaurants, so that we can accommodate more customers and larger orders without disrupting restaurant traffic. For instance, our restaurants accept orders over the internet, by fax, online or through an iPhone ordering application in order to provide a more convenient experience by allowing customers to avoid standing in line. We have installed change machines at the cashier station in virtually all of our restaurants, and have implemented a hand-held point-of-sale terminal in a small number of our restaurants which allows customers to pay with a credit card while waiting in line. We continue to review other equipment and kitchen design modifications to improve the speed of service. By emphasizing speed of service without compromising the genuine interactions between our customers and our crews, and by continually making improvements to our restaurants, we believe that we can provide the Chipotle experience to more and more customers.

Quality Assurance and Food Safety. Chipotle is committed to serving safe, high quality food to our customers. Quality and food safety is integrated throughout our supply chain and everything we do; from the farms that supply our food all the way through to our front line. We have established close relationships with some of the top suppliers in the industry, and we actively maintain a limited list of approved suppliers from whom our distributors must purchase. Our quality assurance department establishes and monitors our quality and food safety programs. Our training department develops and implements operating standards for food quality, preparation, cleanliness and safety in the restaurants. Our food safety programs are also designed to ensure that we comply with applicable state and local food safety regulations.

Restaurant Management and Operations

Culture of High Performers. We value the individuality of our company, our employees and our customers, which we believe results in a management, operations and training philosophy distinct from that of our competitors. We are committed to creating a performance based culture that leads to the best restaurant experience possible for our customers. The foundation of that culture starts with hiring the best teams in our restaurants. We make an effort to hire employees who share a passion for food, and who will operate our restaurants in a way that is consistent with our high standards but that allows each of their unique personalities and strengths to contribute to our success. We provide attractive career opportunities to crew and managers who are committed to work hard, provide great customer service and have the ability to lead and empower others. We provide hands on, shoulder to shoulder training to develop the full potential of our restaurant employees. Through our language programs that we provide in all of our markets, we teach English to Spanish-speaking workers, which helps our crew provide better customer service and provides greater career opportunities. This program helps encourage our staff members to develop skills that will enhance their work experience and enrich their personal lives. Our best restaurant managers, who run great restaurants and develop strong restaurant teams, are promoted to Restaurateur and in that role can earn bonuses for developing people. We’ve leveraged our outstanding Restaurateurs’ leadership by giving select Restaurateurs responsibility for mentoring nearby restaurants. This provides an opportunity for Restaurateurs to develop in field leadership roles one restaurant at a time.

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

The Basics. Each restaurant typically has a restaurant manager (a position we’ve characterized as the most important in the company), an apprentice manager, one or two hourly service managers, one or two hourly kitchen managers and an average of 21 full and part-time crew members. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We tend to have more employees in our busier restaurants. We cross-train our people, so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people greater variety and the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our restaurant managers and crew members to welcome and interact with customers throughout the day. And although they may increase our labor costs, we believe that the benefits we provide to our employees, which include language training and a company car program for qualified restaurant managers, help us to attract and keep top performing restaurant managers and crew members. In addition to the employees serving our customers at each restaurant, we also have a field support system that includes assistant team leaders, team leaders or area managers, operations directors and regional directors.

Provisions and Supplies

Close Relationships With Suppliers. Maintaining the high levels of quality we expect in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We purchase from various suppliers, carefully selected based on quality and their understanding of our mission, and we seek to develop mutually beneficial long-term relationships with them. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility and supply shortages, and we follow industry news, trade issues, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices.

We generally do not purchase raw materials directly from farmers or other suppliers, but have selected and approved all of the suppliers from whom ingredients are purchased for our restaurants. Distribution centers purchase ingredients and other supplies from suppliers we select based on our quality specifications, and purchase within the pricing guidelines and protocols we have established with the suppliers.

Distribution Arrangements. We deliver ingredients and other supplies to our restaurants from 22 independently owned and operated regional distribution centers. As we continue to expand geographically, we expect to add additional regional distribution centers.

Marketing

Our marketing has historically been based on the belief that the best and most recognizable brands aren’t built through advertising or promotional campaigns alone, but rather through all of the ways people experience the brand. So we pay close attention to all of these variables, looking to keep our communications closely aligned with the ways our customers experience Chipotle. Our advertising and promotional programs, in-store communications, and other design elements (such as menus and signs) all say something about who we are, and we believe it’s important that we present our brand consistently in our communications and the experience our customers enjoy. That has always been a hallmark of our marketing, and we are constantly looking to do these things better.

When we open a new restaurant, we plan a range of activities to introduce Chipotle to the local community and to create interest in the restaurant from the start. Our advertising has generally included print, outdoor, transit and radio ads. In addition, we continue to generate considerable media coverage, with scores of publications writing favorably about our food, restaurant concept and business, and our food, restaurants and company have been featured in a number of television programs.

Collectively, these efforts have helped us create considerable word-of-mouth publicity, with our customers learning about us and telling others, allowing us to build awareness with relatively low advertising expenditures.

We also recognize the need for our marketing to evolve, much as we have evolved our food culture and our unique people culture. To help us improve our marketing direction and message, to deepen our relationships with customers and continue to attract new customers, we hired our first ever Chief Marketing Officer in January 2009. We also developed and introduced new logos, advertising and other branding elements in 2009. We continue to review our entire marketing strategy and messaging approach to make it more effective, and have developed new advertising and marketing strategies that we intend to implement in 2010. Our goals are to effectively communicate how Chipotle is different than other restaurant concepts and ensure that our marketing message resonates more with our customers.

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

We believe we’re well-positioned to continue to grow our market position in existing and new markets given current consumer trends, including the increasing impact of Hispanic culture on food, the growth of the Mexican food segment and increasing awareness and concern among consumers about what they eat and how it is prepared. Some of our competitors have formats similar to ours. We believe, however, that Chipotle has become one of the most recognized fast-casual restaurants and that we are known for our focus on preparing food using a variety of fresh ingredients in an open restaurant kitchen to create delicious food, as well as our commitment to “Food With Integrity”, which we think represents a significant competitive advantage in the segment in which we operate.

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

Our Intellectual Property and Trademarks

“Chipotle,” “Chipotle Mexican Grill,” “Unburritable,” “Food With Integrity,” “Fresh Is Not Enough, Anymore,” “The Gourmet Restaurant Where You Eat With Your Hands,” and a number of related designs and logos are U.S. registered trademarks of Chipotle. We have filed trademark applications for a number of other marks in the U.S. In addition to our U.S. registrations, we have registered trademarks for “Chipotle” and a number of other marks in Canada, the European Union and various other countries, and have filed trademark applications for “Chipotle Mexican Grill,” “Chipotle” and a number of other marks in various countries as well.

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

Employees

As of December 31, 2009, we had about 22,250 employees, including about 2,090 salaried employees and about 20,160 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include our projections of the number of restaurants we expect to open in 2010, our estimates of the amount of certain expected expenses and potential changes in our comparable restaurant sales during 2010, statements of our intention to open restaurants in one or more specified locations, and statements regarding the potential impact of ongoing economic uncertainty on our business. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in this Item 1A. “Risk Factors,” and elsewhere in this report.

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

Increasing our sales and profitability depends substantially on our ability to open new restaurants, which is subject to many unpredictable factors.

There were 956 Chipotle restaurants as of December 31, 2009. We plan to increase the number of our restaurants significantly in the next three years, and plan to open between 120 and 130 new restaurants in 2010. However, we have in the past experienced delays in opening some restaurants and that could happen again as a result of any of the following factors:

•	our potential inability to locate and secure new restaurant sites in locations that we believe to be attractive;

•	delay or cancellation of new site development by developers and landlords, which may become more common during 2010 as a result of continuing economic uncertainty and tight credit markets;

•	difficulty managing construction and development costs of new restaurants at affordable levels, particularly in competitive markets;

•	obstacles to hiring and training qualified operating personnel in the local market;

•	any shortages of construction materials and labor;

•	difficulty negotiating leases with acceptable terms;

•	lack of availability of, or inability to obtain, adequate supplies of ingredients that meet our quality standards;

•	failures or delays in securing required governmental approvals (including construction, parking and other permits); and

•	the impact of inclement weather, natural disasters and other calamities.

One of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites. Competition for those sites in our target markets can be intense, and development and leasing costs are increasing (particularly for urban locations). These factors may be exacerbated by any further deterioration of the commercial real estate or credit markets, as developers may continue to delay or be unable to finance new projects. Delays or failures in opening new restaurants due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results. Moreover, as we open and operate more restaurants our rate of expansion relative to the size of our restaurant base will decline, which may in turn slow our sales and profitability growth.

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

Our sales and profit growth could be adversely affected if comparable restaurant sales increases are less than we expect, and we may not successfully increase comparable restaurant sales.

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants beginning in their 13th full month of operations) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the higher profit margins associated with comparable restaurant sales. Comparable restaurant sales increases decelerated during 2009, and we expect comparable restaurant sales in 2010 to be flat due to the impact of ongoing weakness in consumer spending as a result of the economy and losing the impact of menu price increases we implemented beginning in late 2008. If the economy remains weak or further weakens, we may further lower our expectations for comparable restaurant sales.

In addition, our ability to increase comparable restaurant sales depends on many factors, including:

•	changes in consumer preferences and discretionary spending, including weaker consumer spending in difficult economic times, such as those that persisted throughout 2009;

•	consumer understanding and acceptance of the Chipotle experience;

•

our ability to increase menu prices without adversely impacting transaction counts to such a degree that the impact of the decrease in transactions equals or exceeds the benefit of the menu price increase;

•

competition, either from our competitors in the restaurant industry, or from our own restaurants as some customers who frequent one of our restaurants may begin to visit one of our new restaurants instead;

•	other impacts of changes in general economic conditions, which can affect local labor costs and prices we pay for the ingredients and other supplies we use;

•

executing our strategies effectively, including our development strategy, our marketing and branding strategies, our initiatives to increase the speed at which our crew serves each customer, and expanded use of fax service lines and online ordering, each of which we may not be able to accomplish;

•

initial sales performance of new restaurants, which is subject to the risks described below under “Our new restaurants, once opened, may not be profitable, and may adversely impact the sales of our existing restaurants”;

•	weather, road construction and other factors limiting access to new restaurants; and

•	changes in government regulation.

A number of these factors are beyond our control. As a result of these factors it is possible that we will not achieve our targeted comparable restaurant sales or that the change in comparable restaurant sales could be negative. If this were to happen, sales and profit growth would be adversely affected and our stock price would be likely to decline.

Our new restaurants, once opened, may not be profitable, and may adversely impact the sales of our existing restaurants.

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new area, as well as to higher fixed costs relating to increased labor and other start-up inefficiencies that are typical of new restaurants and a larger proportion of our recent openings being in higher rent sites than we have historically targeted. If we are unable to build the customer base that we expect for new restaurant locations or overcome the higher fixed costs associated with new restaurant locations, new restaurants may not have similar results as our existing restaurants and may not be profitable. We also have lowered the average development cost of our new restaurants significantly in recent years, from $916,000 in 2008 to $850,000 in 2009, and expect additional decreases in 2010. In the event we are not able to achieve the average development costs we expect for 2010 or sustain the benefits achieved in prior years, which could result from inflation, project mismanagement or other reasons, our new restaurant locations could also result in decreased profitability. In addition, our average restaurant sales declined and comparable restaurant sales decelerated during 2009, and if these trends continue as a result of ongoing economic uncertainty or otherwise, the ramp-up period for new restaurants may be longer, adversely impacting our overall financial results. If for any of these reasons new restaurants do not perform as planned or adversely impact our profitability, the price of our common stock is likely to decline.

In addition, we have now opened restaurants in nearly all major metropolitan areas across the U.S. New restaurants opened in existing markets may adversely impact sales in previously-opened restaurants in the same market as customers who frequent our established restaurants begin to visit a newly-opened restaurant instead. This impact could worsen as we open additional restaurants, and could make it more difficult for us to increase comparable restaurant sales and profitability. Existing restaurants could also make it more difficult to build the customer base for newly-opened restaurants in the same market.

We plan to broaden our real estate selection strategy during 2010, which may result in lower new restaurant sales volumes and potentially lower operating margins.

In 2010, as part of what we refer to as our “A Model” initiative, we plan to broaden the site selection criteria we use to determine new restaurant locations, allowing us to open restaurants outside of the trade areas that we have typically sought while still achieving our targeted economic returns. These trade areas may have lower population densities or local traffic or less favorable demographic profiles than the trade areas we have typically sought out for new locations. We expect that as many as 25% of our new restaurant openings will be in these types of locations in 2010. This could adversely impact our operating margins notwithstanding the lower development, occupancy and operational costs we expect for these locations. In addition, because we have less experience opening restaurants in these types of trade areas there can be no assurance that restaurants opened in these locations will generate the sales volumes we expect, and failure to reach those sales volumes would adversely impact our profitability.

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and soy oil, has increased markedly in some years, resulting in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, increasing our food costs. Although the food price environment was generally favorable for us during 2009, we expect that there may be pricing pressures on some of our key ingredients during 2010. We could also be adversely impacted by price increases specific to naturally-raised meats or other food items we buy as part of our Food With Integrity focus, the markets for which are generally smaller and more concentrated than the markets for commodity food products. Any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese, avocados, beans, rice, tomatoes and pork, would adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to suspend serving menu items, such as guacamole, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales.

Instances of food-borne or localized illnesses could cause the temporary closure of some restaurants or result in negative publicity, thereby resulting in a decline in our sales, and could adversely affect the price and availability of the meat or produce we use to prepare our food.

Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, could result in negative publicity about us or the restaurant industry, which could adversely affect sales. For instance, during 2008 a small number of Chipotle restaurants were associated with separate outbreaks of customer illness, and even in markets in which we were never proven to be the cause of the illnesses our sales were adversely impacted. If our customers become ill from food-borne or localized illnesses, we could be forced to temporarily close some restaurants. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, would adversely impact our restaurant sales and profitability.

In addition, reports linking a nationwide outbreak of salmonella during the summer of 2008 to a variety of fresh produce items caused us to temporarily suspend serving some produce items in our foods or to otherwise alter our menu. Similarly, past outbreaks of E. coli relating to certain food items caused consumers to avoid certain products and restaurant chains, Asian and European countries have experienced outbreaks of avian flu, and incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as hepatitis A or norovirus) and injuries caused by food tampering have had in the past, and could have in the future, an adverse affect on the price and availability of affected ingredients. If we react to these problems by changing our menu or other key aspects of the Chipotle experience, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to generate sufficient revenue to make our restaurants profitable. Customers may also shift away from us if we choose to pass along to consumers any higher ingredient costs resulting from supply problems associated with outbreaks of food-borne illnesses, which would also have a negative impact on our sales and profitability.

Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants.

Labor is a primary component of our operating costs, and we believe good managers and crew are a key part of our success. We devote significant resources to recruiting and training our restaurant managers and crew. Increased labor costs due to factors like competition, increased minimum wage requirements, employee benefits and any changes in our restaurant staffing structure would adversely impact our operating costs. Our success also depends in part on the energy and skills of our employees and our ability to hire, motivate and keep qualified employees, especially restaurant managers and crew members. Our failure to find and keep enough employees who are a good fit with our culture could delay planned restaurant openings, result in higher employee turnover or require us to change our culture, any of which could have a material adverse effect on our business and results of operations. Restaurant operators have traditionally experienced relatively high employee turnover rates. Any increase in our turnover rates for managers or crew could be costly.

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. In addition, we have been subject to audits by immigration authorities from time to time. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. If a significant number of unauthorized workers is identified in a particular market or across our company, the resulting disruption to our operations could be significant and our financial performance could be materially harmed as a result.

Our expansion into new markets may present increased risks due to our unfamiliarity with those areas.

Some of our new restaurants are planned for markets where we have little or no operating experience. For instance we expect to open a restaurant in London in the second quarter of 2010, which will be our first restaurant outside of North America and our second outside the United States, and we are actively exploring expansion into France and Germany as well. New markets, particularly outside the United States, may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may be less successful than restaurants in our existing markets. Consumers in a new market may not be familiar with the Chipotle brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Restaurants opened in new markets, particularly outside the United States, may also have lower average restaurant sales than restaurants opened in existing markets, and may have higher construction, occupancy or operating costs than restaurants in existing markets. We may also have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability. Some or all of these factors may be more pronounced in markets outside the United States due to cultural, regulatory or economic differences with which we are not familiar, which may have a particularly adverse impact on our sales or profitability in those markets and could thereby adversely impact our overall results.

We may not persuade customers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service segment. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results or the brand identity that we have tried to create. Consumers may also be more price-sensitive during difficult economic times, and we experienced some decrease in traffic during late 2008 and throughout 2009 that we attribute in part to menu price increases. Many forecasts predict continued economic difficulties throughout 2010, so our ability to increase sales may be significantly hampered for the foreseeable future.

Competition could adversely affect us.

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally owned restaurants and national and regional chains. Our competitors offer dine-in, carry-out and delivery services. Many of our competitors have existed longer than we have and may have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. In addition, our strategy includes opening additional restaurants in existing markets, and as we do so sales may decline in our previously-opened restaurants as customers who frequent our established restaurants begin to visit a newly-opened restaurant instead.

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

During 2008 we announced plans to refocus our marketing and branding strategy. In January 2009 we hired Mark Crumpacker as our first Chief Marketing Officer to lead our efforts on this initiative, and developed and introduced new logos and a new advertising approach and other branding elements. In late 2009 and early 2010 we developed a new advertising and marketing strategy, some components of which we are still working on. We do not have any assurance that our latest marketing strategies will be successful. If new advertising, modified branding and other marketing programs do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect.

Our Food With Integrity philosophy subjects us to risks.

Our approach to competing in the restaurant industry depends in large part on our continued ability to adhere to the principle of Food With Integrity. We use a substantial amount of naturally raised and sustainably grown ingredients, and try to make our food as fresh as we can, in light of pricing considerations. We do, however, face challenges associated with pursuing Food With Integrity. It can take longer to identify and secure relationships with suppliers meeting our criteria, and there are higher costs and other risks associated with purchasing naturally raised or sustainably grown ingredients. The growth process for naturally raised meat and sustainably grown vegetables is longer. Herd losses can also be greater when animals are not treated with antibiotics and hormones. Given the costs associated with natural and sustainable farming practices, and recently due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. We expect shortages of naturally-raised chicken during the first half of 2010 due to a supplier suspending production. Furthermore, as we increase our use of these ingredients, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. Moreover, we are broadening our commitment to serving local produce and produce purchased from farmers markets when seasonally available. These initiatives may make it more difficult to keep quality consistent and present additional risk of food-borne illnesses given the greater number of suppliers involved in such a system and the difficulty imposing our quality assurance programs on all such suppliers. Quality variations and food-borne illness concerns could adversely impact public perceptions of Food With Integrity or our brand generally. If as a result of any of these factors we are unable to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis, or at all, our food costs could increase, adversely impacting our operating margins. These factors could also cause us difficulties in aligning our brand with Food With Integrity, which could make us less popular among our customers and cause sales to decline.

Failure to receive frequent deliveries of higher-quality food ingredients and other supplies could harm our operations.

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather, a supplier ceasing operations or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. We have almost no long-term contracts with suppliers, and we have relied largely on the same third party distribution network as McDonald’s. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. We currently depend on a limited number of suppliers for some of our key ingredients, including beef, pork, chicken, beans, rice, sour cream and tortillas. Due to the unique nature of the products we receive from our Food With Integrity suppliers and as described in more detail above, these suppliers could be more difficult to replace if we were no longer able to rely on them. If we have to seek new suppliers and service providers we may be subject to pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen and customers change their dining habits as a result, affected restaurants could experience significant reductions in sales during the shortage or thereafter. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe.

Changes in customer tastes and preferences, spending patterns and demographic trends could cause sales to decline.

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our sales could be impacted by changes in consumer preferences in response to dietary concerns, including preferences regarding items such as calories, sodium, carbohydrates or fat. These changes could result in consumers avoiding our menu items in favor of other foods. Our success also depends to a significant extent on consumer confidence, which is influenced by general economic conditions and discretionary income levels. Negative consumer sentiment in the wake of the economic downturn was widely reported in 2009 and according to some forecasts will continue during 2010. Our sales may decline during this or future economic downturns, which can be caused by various factors such as high gasoline prices, declining home prices or tight credit markets. Any material decline in consumer confidence or a decline in family “food away from home” spending could cause our sales, operating results, profits, business or financial condition to decline. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales may deteriorate.

Our failure to manage our growth effectively could harm our business and operating results.

Our plans call for a significant number of new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain restaurant managers and crew. We also are continuing to revise our field management structure, in an effort to develop additional top-performing restaurant managers more quickly. We may not respond quickly enough to the changing demands that our expansion will impose on management, crew and existing infrastructure, and changes to our operating structure may result in increased costs or inefficiencies that we cannot currently anticipate. Changes as we grow may have a negative impact on the operation of our restaurants, and cost increases resulting from our inability to effectively manage our growth could adversely impact our profitability. We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to foster and maintain our corporate culture could also harm our business and operating results.

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, worker’s compensation, general liability and property damage. We are self-insured for our health plans, and have purchased a fully-insured stop loss policy to help offset our liability for both individual and aggregate claim costs. We are also responsible for losses up to a certain limit for worker’s compensation, general liability and property damage insurance.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may also produce materially different amounts of expense than that reported under these programs, which could adversely impact our results of operations.

The impact on us of continuing economic uncertainty may be exacerbated if our suppliers, landlords and other counterparties are not able to continue to do business with us or are forced to alter the terms on which they do business with us.

Some of our suppliers and other vendors have been adversely impacted by tightening of the credit markets, decreased economic activity, fluctuations in commodity prices and other consequences of ongoing economic difficulties. Some vendors have sought to change the terms on which they do business with us in order to lessen the impact of the economic environment on their business. If we are forced to find alternative vendors for key services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business.

For example, we are aware that the economic environment has forced some food suppliers to seek financing in order to stabilize their businesses, and some suppliers have ceased operations completely. Additional suppliers may encounter difficulties in sustaining their business, and if any of our major suppliers or a large number of other suppliers suspend or cease operations, we may not be able to further our Food With Integrity initiative and may have difficulty keeping our restaurants fully supplied with the high quality ingredients we require. If we were forced to suspend serving one or more of our menu items, that could have a significant adverse impact on our restaurant traffic and public perceptions of us, which would be harmful to our business.

Similarly, our restaurant expansion strategy relies in part on the development of new retail centers and similar projects. Many developers rely on the availability of financing to complete these types of projects, and due to current conditions in the credit and commercial real estate markets financing may not be available on attractive terms or at all. Developers may also delay or cancel projects in light of uncertainty in the commercial real estate market or economic conditions generally. If developers do not proceed with projects in which we plan to locate restaurants, our expansion plans may be hampered, which would adversely impact our growth and could impair our future profitability.

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

We are also subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance. For example, a lawsuit has been filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. We could suffer losses in this case or similar cases, and any such losses could be significant. In addition, several states in which we operate and the federal government have from time to time enacted minimum wage increases, and these increases could increase our labor costs. We also are audited from time to time for compliance with citizenship or work authorization requirements as well. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees.

The U.S. Congress has focused extensively on health care reform legislation over the past year, and a comprehensive health care reform law is currently being crafted. We cannot predict what new requirements we may be subject to as a result of any health care reform law that is ultimately enacted. However, new requirements to provide additional health insurance benefits to our employees would likely increase our expenses, and any such increases could be large enough to materially impact our results of operations.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a growing number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

We are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances, as well as local ordinances restricting the types of packaging we can use in our restaurants. We have not conducted a comprehensive environmental review of our properties or operations. We have, however, conducted investigations of some of our properties and identified contamination caused by third-party operations. We believe any such contamination has been or should be addressed by the third party. If the relevant third party does not address or has not addressed the identified contamination properly or completely, then under certain environmental laws, we could be held liable as an owner or operator to address any remaining contamination, sometimes without regard to whether we knew of, or were responsible for, the release or presence of hazardous or toxic substances. Any such liability could be material. Further, we may not have identified all of the potential environmental liabilities at our properties, and any such liabilities could have a material adverse effect on our operations or results of operations. We also cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards for payment in our restaurants. During 2009, slightly more than half of our sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers, including us, have experienced actual or potential security breaches in which credit and debit card information may have been stolen. In August 2004, the merchant bank that processed our credit and debit card transactions informed us that we may have been the victim of a possible theft of card data. As a result, we recorded losses and related expenses totaling $4.3 million from 2004 through 2006.

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

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambience of our restaurants. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the internet, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We are aware of restaurants in foreign jurisdictions using menu items, logos and other branding that we believe are based on our intellectual property, and our ability to halt these restaurants from using these elements may be limited in jurisdictions in which we are not operating. This could have an adverse impact on our ability to successfully expand into other jurisdictions in the future. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	changes in comparable restaurant sales and customer visits, including as a result of declining consumer confidence or the introduction of new menu items;

•	the timing of new restaurant openings and related revenues and expenses;

•	operating costs at newly opened restaurants, which are often materially greater during the first several months of operation;

•	labor availability and wages of restaurant management and crew;

•	profitability of our restaurants, especially in new markets;

•	the impact of inclement weather, natural disasters and other calamities, such as freezes in California and Chile during 2008 which impacted avocado crops;

•	variations in general economic conditions, including the impact of declining interest rates on our interest income;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our restaurants;

•	changes in consumer preferences and discretionary spending;

•	increases in infrastructure costs;

•	fluctuations in supply prices; and

•	tax expenses, impairment charges and other non-operating costs.

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

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock price to fall. We believe the market price of our common stock reflects high market expectations for our future operating results, and as a result , if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.

Restrictions and indemnities in connection with the tax treatment of the exchange offer through which we separated from McDonald’s could adversely affect us.

We understand that the exchange offer McDonald’s completed in October 2006 to dispose of its interest in us was generally tax-free to McDonald’s and its shareholders. In order to protect the tax-free status of the exchange offer, in the separation agreement we entered into with McDonald’s in connection with the separation we agreed among other things to indemnify McDonald’s for taxes and related losses it incurs as a result of the exchange failing to qualify as a tax-free transaction in certain situations, if the taxes and related losses are attributable to (i) certain direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions); (ii) negotiations, understandings, agreements or arrangements in respect of such acquisitions; or (iii) any amendment to our certificate of incorporation that affects the relative voting rights of any separate classes of our common stock. In December 2009, following completion of an extensive due diligence process, we completed a share conversion eliminating the existence of our class B common stock, and with it the superior voting rights of the class B common stock. In the event the share conversion is deemed to result in the McDonald’s exchange offer failing to qualify as a tax-free transaction, we may have an indemnification obligation under the provision described above. We currently estimate that the indemnification obligation to McDonald’s could exceed $450 million, and this estimate does not take into account related losses and depends upon several factors that are beyond our control. As a consequence, the indemnity to McDonald’s could vary substantially from the estimate and may be much greater.

Our anti-takeover provisions may delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Certain provisions in our corporate documents and Delaware law may delay or prevent a change in control of us, which could adversely affect the price of our common stock. Our amended and restated certificate of incorporation and amended and restated bylaws contain some provisions that may make the acquisition of control of us without the approval of our board of directors more difficult, including provisions relating to the nomination, election and removal of directors, the structure of the board of directors and limitations on actions by our shareholders. In addition, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Any of these provisions, as well as the provisions of our separation agreement with McDonald’s described above under “Restrictions and indemnities in connection with the tax treatment of McDonald’s exchange offer could adversely affect us,” may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2009, we operated 956 restaurants. The table below sets forth the locations (by state or province) of Chipotle restaurants in operation.

Alabama	3
Arizona	35
California	142
Colorado	70
District of Columbia	7
Florida	49
Georgia	12
Illinois	70
Indiana	14
Iowa	2
Kansas	17
Kentucky	6
Maryland	34
Massachusetts	19
Michigan	12
Minnesota	47
Missouri	23
Nebraska	7
Nevada	11
New Hampshire	2
New Jersey	13
New York	37
North Carolina	11
Ohio	111
Oklahoma	6
Oregon	12
Pennsylvania	17
Rhode Island	2
South Carolina	1
Tennessee	2
Texas	86
Utah	4
Virginia	46
Washington	12
Wisconsin	12
Wyoming	1
Ontario, Canada	1

Total	956

We categorize our restaurants as either end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing or other. Of our restaurants in operation as of December 31, 2009, we had 198 free-standing units, 577 end-cap locations, 150 in-line locations and 31 other. The average restaurant size is about 2,600 square feet and seats about 55 people. Most of our restaurants also feature outdoor patio space.

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

We own fourteen properties and operate restaurants on all of them.

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

We held a Special Meeting of Shareholders on December 21, 2009. At the meeting, our shareholders voted to approve a proposal to amend our Restated Certificate of Incorporation to (a) effect a reclassification of each outstanding share of class B common stock into one share of class A common stock and rename the class A common stock as “common stock,” and (b) eliminate provisions relating to our prior dual-class common stock structure, the ownership interest formerly held in us by McDonald’s Corporation and certain other historical matters. Following are the results of the voting, by class, at the meeting:

	Votes For	Votes Against	Votes Abstaining
Class A	11,069,386	28,273	35,765
Class B	101,078,285	25,829,247	17,430

Total	112,147,671	25,857,520	53,195

No broker non-votes were reported.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table describes the per share range of high and low sales prices for shares of our common stock for the quarterly periods indicated, as reported by the New York Stock Exchange (“NYSE”). Our common stock trades under the symbol “CMG.” Prior to December 22, 2009, the common stock was known as “class A common stock.” On December 21, 2009, our class B common stock, which formerly traded under the symbol “CMG.B,” converted to common stock, and as a result we now have only a single publicly-traded class of stock outstanding.

	High	Low
2008
First Quarter	$150.00	$90.09
Second Quarter	$121.29	$81.83
Third Quarter	$89.27	$53.00
Fourth Quarter	$67.92	$36.86

	High	Low
2009
First Quarter	$70.75	$46.46
Second Quarter	$92.39	$66.08
Third Quarter	$98.66	$76.75
Fourth Quarter	$97.11	$79.02

As of February 5, 2010, there were approximately 1,331 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. We estimate that there are approximately 54,000 beneficial owners of our common stock.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2009.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October	—	—	—	—
November	93,462	$83.74	93,462	$92,173,497
Purchased 11/19 through 11/30
December	73,056	$85.65	73,056	$85,916,184
Purchased 12/1 through 12/31

Total	166,518	$84.58	166,518	$85,916,184

(1)	All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	Shares were repurchased pursuant to a repurchase program publicly announced on November 11, 2009. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on our common stock or our previously-outstanding shares of class B common stock, and our unsecured revolving credit facility prohibits us from paying cash dividends on any outstanding class of stock. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from the date trading began on the NYSE (January 26, 2006) through December 31, 2009 to that of the total return index for the Russell 2000, the S&P 500 and the S&P SmallCap 600 Restaurants Index assuming an investment of $100 on January 26, 2006. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. Historically we have compared the total return of Chipotle common stock to the total return index for the Russell 2000. In 2009 we have chosen to include the S&P 500 in the comparisons as well because our market capitalization has become considerably larger than the average and median market capitalization of companies included in the Russell 2000. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	For the years ended December 31,
	2009	2008	2007	2006	2005
Statements of Income:
Total revenue	$1,518,417	$1,331,968	$1,085,782	$822,930	$627,695

Food, beverage and packaging costs	466,027	431,947	346,393	257,998	202,288
Labor costs	385,072	351,005	289,417	231,134	178,721
Occupancy costs	114,218	98,071	75,891	58,804	47,636
Other operating costs	174,581	164,018	131,512	102,745	82,976
General and administrative expenses	99,149	89,155	75,038	65,284	51,964
Depreciation and amortization	61,308	52,770	43,595	34,253	28,026
Pre-opening costs	8,401	11,624	9,585	6,778	1,971
Loss on disposal of assets	5,956	9,339	6,168	3,982	3,119

Total costs and expenses	1,314,712	1,207,929	977,599	760,978	596,701

Income from operations	203,705	124,039	108,183	61,952	30,994
Interest and other income	925	3,469	6,115	6,574	36
Interest and other expense	(405)	(302)	(296)	(271)	(790)

Income before income taxes	204,225	127,206	114,002	68,255	30,240
(Provision) benefit for income taxes	(77,380)	(49,004)	(43,439)	(26,832)	7,456

Net income	$126,845	$78,202	$70,563	$41,423	$37,696

Earnings per share
Basic	$3.99	$2.39	$2.16	$1.29	$1.43
Diluted	$3.95	$2.36	$2.13	$1.28	$1.43
Shares used in computing earnings per share
Basic	31,766	32,766	32,672	32,051	26,281
Diluted	32,102	33,146	33,146	32,465	26,374

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total current assets	$297,454	$211,072	$201,844	$178,837	$17,824
Total assets	$961,505	$824,985	$722,115	$604,208	$392,495
Total current liabilities	$102,153	$76,788	$73,301	$61,201	$41,982
Total liabilities	$258,044	$202,395	$160,005	$130,251	$83,141
Total shareholders’ equity	$703,461	$622,590	$562,110	$473,957	$309,354

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2009 Highlights and Trends

Restaurant Development. As of December 31, 2009, we operated 956 restaurants in 35 states throughout the United States, the District of Columbia, and Ontario, Canada. New restaurants have contributed substantially to our restaurant sales growth. We opened 121 restaurants in 2009. We expect to open between 120 and 130 restaurants in 2010, including one in London. Up to 25% of these openings will be what we are calling “A Model” restaurants. These restaurants will be located in well established markets with high levels of brand awareness. A Model locations will be built primarily in secondary trade areas which have attractive demographics but are typically characterized by lower occupancy costs. We expect that A Model locations will be constructed for substantially lower investment costs and have lower operating expenses than our recent traditional restaurant openings. While the economic environment has put pressure on the commercial real estate market and developers, reducing the number of new real estate developments available to us, which have historically accounted for a majority of our new restaurants, we expect that A Model locations will allow us to pursue additional opportunities and continue to open 120-130 restaurants next year.

Sales Growth. Our comparable restaurant sales increases were 2.2% in 2009 and were driven primarily by menu price increases, partially offset by a decrease in customer visits and our average check not increasing by the full amount of the menu price increases. We believe the decrease in customer visits and impact on our average check resulted primarily from the adverse macroeconomic environment as well as some customer reaction to our menu price increases late last year. We generally increase our prices to be at or slightly below direct competitor pricing for comparable items. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation.

We expect our comparable restaurant sales in 2010 to be flat. As a result of this and normal inflationary pressures, we anticipate our restaurant operating costs as a percentage of revenue to increase in 2010.

Average restaurant sales were $1.728 million as of December 31, 2009, down from $1.763 million as of December 31, 2008. We define average restaurant sales as the average trailing 12-month sales for company-operated restaurants in operation for at least 12 full calendar months.

Food With Integrity. In addition to continuing to serve naturally raised pork in all our restaurants, we now serve naturally raised chicken in all of our restaurants and naturally raised beef in about 60%. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely in open pastures or deeply bedded pens—which is more stringent than the USDA’s recently adopted standard for naturally raised marketing claims. The current economic conditions have led to natural chicken supply shortages. As a result, we have on occasion temporarily suspended serving naturally raised chicken in certain limited restaurants for short periods of time. We expect additional shortages during the first half of 2010 due to a supplier suspending production of naturally raised chickens. In 2009, 35% of all beans we bought were organically grown and we have increased the percentage to 40% for 2010. Also during 2009, we exceeded our goal to purchase at least 35% of at least one produce item while in season for each of our markets from small and midsize local farmers. We expect to increase the amount of locally grown produce purchased during 2010. At the end of 2009, 30% of the milk used in our cheese came from cows raised in pastures and we expect to increase that percentage during 2010.

Marketing. While our marketing approach has often been considered edgy and innovative, we recognize the need for our marketing to evolve, much as we have evolved our food culture and our unique people culture. In January 2009 we hired our first Chief Marketing Officer and we continue to review our marketing strategy and messaging approach to make it more effective. One component of that effort is to develop our advertising so that it more effectively communicates how Chipotle is different than other restaurant concepts, and so that it resonates more with our customers. In addition, we began testing an expanded menu in the Denver market that is designed to broaden the appeal of our restaurants to families and to customers who are unfamiliar with Chipotle or are seeking lower-priced eating options but still value high-quality ingredients and great taste. Based on the results thus far, we’ve expanded the kid’s meal portion of the expanded menu to a total of 7 markets and expect the kid’s menu to be rolled out nationwide in 2010.

Stock Repurchases. In September 2008, our Board of Directors approved the expenditure of up to $100 million to repurchase shares of our class B common stock, and we repurchased shares in each month thereafter through August 2009, when the authorized repurchases were completed. In November 2009, we announced that our Board of Directors approved the expenditure of up to an additional $100 million to repurchase shares of our common stock. We have entered into an agreement with a broker under SEC rule 10b5-1, authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The repurchase agreement and the Board’s authorization of the repurchase program may be modified, suspended, or discontinued at any time. We repurchased stock with an aggregate total repurchase price of $84.1 million in the year ended December 31, 2009.

Cash and Securities. As of December 31, 2009, we had cash and securities of $269.6 million. Given the recent financial turmoil, we have focused on capital preservation and our cash equivalent holdings consist of highly-rated money market funds or FDIC insured accounts.

Stock Conversion. In December 2009, our shareholders approved a proposal to convert all of the outstanding shares of our class B common stock to shares of class A common stock on a one-for-one basis, and to rename the class A common stock as “common stock.” The conversion was completed on December 21, 2009.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for the years indicated. All restaurants were company-owned at the end of 2007.

	For the years ended December 31,
	2009	2008	2007
Beginning of year	837	704	573
Openings	121	136	125
Closures and Relocations	(2)	(3)	(2)
Franchise acquisitions	—	—	8

Total restaurants at end of year	956	837	704

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our restaurant operating costs increase.

Restaurant Sales

	For the years ended December 31,			% increase (decrease) 2009 over 2008	% increase 2008 over 2007
	2009	2008	2007
	(dollars in millions)
Restaurant sales	$1,518.4	$1,332.0	$1,085.0	14.0%	22.8%
Average restaurant sales	$1.728	$1.763	$1.734	(2.0)%	1.7%
Comparable restaurant sales increase	2.2%	5.8%	10.8%
Number of company operated restaurants as of the end of the year	956	837	704	14.2%	18.9%
Number of company operated restaurants opened in the year, net of closures and relocations	119	133	123

The significant factors contributing to our increases in sales were new restaurant openings and comparable restaurant sales increases. Restaurant sales from restaurants not yet in the comparable base contributed to $161.7 million of the increase in sales in 2009, of which $73.6 million was attributable to restaurants opened during the year. In 2008, restaurant sales from restaurants not yet in the comparable restaurant base contributed to $182.3 million of the increase in sales, of which $93.3 million was attributable to restaurants opened in 2008.

Comparable restaurant sales increases contributed to $26.3 million and $62.6 million of the increase in restaurant sales in 2009 and 2008, respectively, primarily driven by the impact of menu price increases initiated beginning in late 2008. In 2009 the impact of the menu price increases was partially offset by a decrease in customer visits and the average check not increasing by the full amount of the menu price increases.

Food, Beverage and Packaging Costs

	For the years ended December 31,			% increase 2009 over 2008	% increase 2008 over 2007
	2009	2008	2007
	(dollars in millions)
Food, beverage and packaging	$466.0	$431.9	$346.4	7.9%	24.7%
As a percentage of revenue	30.7%	32.4%	31.9%

Food, beverage and packaging costs decreased as a percentage of revenue in 2009 due primarily to the impact of menu price increases.

In 2008, food costs increased as a percentage of revenue due to increased product cost, primarily cheese, chicken and avocados, partially offset by menu price increases in selected markets. We saw significantly higher costs for many of our raw ingredients in 2008.

Labor Costs

	For the years ended December 31,			% increase 2009 over 2008	% increase 2008 over 2007
	2009	2008	2007
	(dollars in millions)
Labor costs	$385.1	$351.0	$289.4	9.7%	21.3%
As a percentage of revenue	25.4%	26.4%	26.7%

Labor costs decreased as a percentage of revenue in 2009 primarily due to the impact of menu price increases and labor efficiencies partially offset by increased average wage rates and lower transaction volumes.

In 2008, labor costs as a percentage of revenue decreased due to the impact of menu price increases in selected markets partially offset by increased average wage rates and labor inefficiencies associated with new restaurant openings.

Occupancy Costs

	For the years ended December 31,			% increase 2009 over 2008	% increase 2008 over 2007
	2009	2008	2007
	(dollars in millions)
Occupancy costs	$114.2	$98.1	$75.9	16.5%	29.2%
As a percentage of revenue	7.5%	7.4%	7.0%

Occupancy costs increased as a percentage of revenue in 2009 primarily due to higher average rents for new locations as we continue to open proportionately more restaurants in more expensive areas than we have historically.

In 2008, occupancy costs increased as a percentage of revenue primarily due to higher average rents for new locations as we opened proportionately more restaurants in expensive areas in 2008 than we have historically and a one-time $2.6 million non-cash correction of our historical straight-line rent expense. The increase was partially offset by higher average restaurant sales on a partially fixed cost base.

Other Operating Costs

	For the years ended December 31,			% increase 2009 over 2008	% increase 2008 over 2007
	2009	2008	2007
	(dollars in millions)
Other operating costs	$174.6	$164.0	$131.5	6.4%	24.7%
As a percentage of revenue	11.5%	12.3%	12.1%

Other operating costs as a percentage of revenue decreased in 2009 primarily due to the impact of menu price increases and decreased marketing and promotional expenditures. We expect an increase as a percentage of revenue in marketing and promotional spend in 2010.

In 2008 other operating costs increased as a percentage of revenue primarily due to increased utilities, repair and maintenance costs, and credit card processing fees resulting from a higher percentage of our customers using credit cards. The increase was partially offset by lower marketing and promotional expenditures.

General and Administrative Expenses

	For the years ended December 31,			% increase 2009 over 2008	% increase 2008 over 2007
	2009	2008	2007
	(dollars in millions)
General and administrative expense	$99.1	$89.2	$75.0	11.2%	18.8%
As a percentage of revenue	6.5%	6.7%	6.9%

The increase in general and administrative expenses in 2009 primarily resulted from an increase in performance related bonus accruals, an increase in stock-based compensation expense resulting from the stock-based compensation awards granted in 2009, wage inflation and hiring more employees as we grew. This increase was partially offset by careful management of expenses, primarily travel costs. As a percentage of revenue, general and administrative expenses decreased in 2009 due primarily to the impact of menu price increases and lower travel costs, partially offset by increased performance related bonus accruals and stock-based compensation.

The increase in general and administrative expenses in 2008 primarily resulted from hiring more employees as we grew, an increase in stock-based compensation expense resulting from the stock-based compensation awards granted in 2008, and the cost of an all manager conference held in the third quarter. This increase was partially offset by lower performance related bonus accruals. As a percentage of revenue, general and administrative expenses decreased in 2008 due primarily to menu price increases and lower performance related bonus accruals.

We expect general and administrative expenses as a percentage of revenue to largely remain consistent in 2010, which takes into consideration that we will have materially higher stock compensation expense than 2009 and approximately $3 million in costs associated with an all manager conference to be held during 2010.

Depreciation and Amortization

	For the years ended December 31,			% increase 2009 over 2008	% increase 2008 over 2007
	2009	2008	2007
	(dollars in millions)
Depreciation and amortization	$61.3	$52.8	$43.6	16.2%	21.0%
As a percentage of revenue	4.0%	4.0%	4.0%

Depreciation and amortization increased in 2009 and 2008 primarily due to the increase in the number of restaurants from January 1, 2007 to December 31, 2009.

As a percentage of total revenue, depreciation and amortization remained constant.

Pre-opening Costs

	For the years ended December 31,			% decrease 2009 over 2008	% increase 2008 over 2007
	2009	2008	2007
	(dollars in millions)
Pre-opening costs	$8.4	$11.6	$9.6	(27.7)%	21.3%
As a percentage of revenue	0.6%	0.9%	0.9%
Restaurant openings	121	136	125

Pre-opening costs decreased in 2009 as a result of a decrease in the number of restaurants opened and under construction in 2009, partially offset by an increase in rent expense recognized during the construction period due to higher rents for more expensive locations.

Pre-opening costs increased in 2008 primarily due to an increase in rent expense recognized during the construction period and an increase in the number of restaurants opened. Pre-opening costs include non-cash straight-line rent expense of $4.4 million, $5.9 million and $4.6 million for 2009, 2008 and 2007, respectively.

Loss on Disposal of Assets

	For the years ended December 31,			% decrease 2009 over 2008	% increase 2008 over 2007
	2009	2008	2007
	(dollars in millions)
Loss on disposal of assets	$6.0	$9.3	$6.2	(36.2)%	51.4%
As a percentage of revenue	0.4%	0.7%	0.6%

Loss on disposal of assets decreased in 2009 as a result of decreases in the number of remodels and in write-offs associated with investigating potential restaurant sites that we considered but subsequently rejected, and also as a result of our not recording any restaurant impairment charges.

The increase in 2008 in loss on disposal of assets was due to an increase in both the age and number of restaurants and updating older restaurants in certain markets, an increase in write-offs associated with investigating potential restaurant sites that we considered but subsequently rejected, and an impairment charge related to a restaurant closure.

Interest and Other Income

	For the years ended December 31,			% decrease 2009 over 2008	% decrease 2008 over 2007
	2009	2008	2007
	(dollars in millions)
Interest and other income	$0.9	$3.5	$6.1	(73.3)%	(43.3)%
As a percentage of revenue	0.1%	0.3%	0.6%

Interest and other income decreased in 2009 and 2008 primarily due to lower yields on our investments. These decreases are partially offset by a higher average cash balance and fewer tax-exempt securities which have lower interest rates but are exempt from federal income taxes.

Income Tax Provision

	For the years ended December 31,			% increase 2009 over 2008	% increase 2008 over 2007
	2009	2008	2007
	(dollars in millions)
Income tax provision	$77.4	$49.0	$43.4	57.9%	12.8%
Effective tax rate	37.9%	38.5%	38.1%

The 2009 effective tax rate decreased primarily due to a one-time benefit for prior period meals and entertainment deductions and 2008 federal tax return adjustments, a decrease in our estimated statutory state tax rate and an increase in deductions for food donations, partially offset by a reduction in earnings on tax-exempt investments.

The 2008 effective tax rate increased primarily due to a reduction in earnings on tax-exempt investments partially offset by a decrease in our estimated statutory state tax rate.

Quarterly Financial Data/Seasonality

The following table presents consolidated statement of income data for each of the eight quarters in the period ended December 31, 2009. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2009 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$354.5	$388.8	$387.6	$387.5
Operating income	$41.2	$57.3	$54.8	$50.4
Net income	$25.4	$35.4	$34.5	$31.6
Number of restaurants opened in quarter	26	24	26	45
Comparable restaurant sales increase	2.2%	1.7%	2.7%	2.0%

	2008 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$305.3	$340.8	$340.5	$345.3
Operating income	$26.8	$38.3	$31.1	$27.8
Net income	$17.3	$24.5	$19.5	$16.9
Number of restaurants opened in quarter	28	49	20	39
Comparable restaurant sales increase	10.2%	7.1%	3.1%	3.5%

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $269.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase up to an additional $85.9 million of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

We haven’t required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients. In addition, we generally have the right to pay for the purchase of food, beverage and supplies some time after the receipt of those items, generally within ten days, thereby reducing the need for incremental working capital to support our growth.

In February 2009, we entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at our option, at either (i) an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, and one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on our compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2009. The facility expires in February 2014, but can be terminated or decreased at our option prior to expiration. We intend to use the credit facility for letters of credit issued in the normal course of business and normal short-term working capital needs. As of December 31, 2009 there were no loans outstanding and available borrowings were $19.7 million.

While operations continue to provide cash, our primary use of cash is in new restaurant development. Our total capital expenditures for 2009 were $117.2 million, and we expect to incur capital expenditures of about $115 million in 2010, of which $100 million relates to our construction of new restaurants and the remainder primarily relates to restaurant reinvestments. In 2009, we spent on average about $850,000 in development and construction costs per restaurant, net of landlord reimbursements. The average development and construction costs per restaurant decreased from $916,000 in 2008 due to cost savings realized, in part, from certain cost reduction efforts associated with the development of the A Model strategy. In 2010, we expect average development and construction costs to be approximately $800,000 as we begin to open A Model restaurants.

Contractual Obligations

Our contractual obligations as of December 31, 2009 were as follows:

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$1,738,244	$101,876	$204,675	$208,843	$1,222,850
Deemed landlord financing	6,663	373	785	788	4,717
Other contractual obligations(1)	29,468	25,511	2,064	1,262	631

Total contractual cash obligations	$1,774,375	$127,760	$207,524	$210,893	$1,228,198

(1)	We enter into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and corporate sponsorships.

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

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we had no off-balance sheet arrangements or obligations.

Inflation

The primary areas of our operations affected by inflation are food, labor, fuel, utility costs, materials used in the construction of our restaurants, and insurance. Although almost all of our crew members make more than the minimum wage, increases in the applicable federal or state minimum wage may have an impact on our labor costs. Additionally, many of our leases require us to pay taxes, maintenance, utilities and insurance, all of which are generally subject to inflationary increases.

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

Leases

We lease most of our restaurant locations. Our leases contain escalating rentals over the lease term as well as optional renewal periods. We account for our leases by recognizing rent expense on a straight-line basis over the lease term including reasonably assured renewal periods. We have estimated that our lease term, including reasonably assured renewal periods, is the lesser of the lease term or 20 years. If the estimate of our reasonably assured lease terms were changed our depreciation and rent expense could differ materially.

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock options and stock appreciation rights, which requires assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility assumptions were derived from our actual and implied volatilities and historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to us. Had we arrived at different assumptions of stock price volatility or expected lives of our options and stock appreciation rights, our stock-based compensation expense and result of operations could have been different.

Insurance Liability

We maintain various insurance policies for employee health, workers’ compensation, general liability and property damage. Pursuant to these policies we are either responsible for losses up to certain limits or are self insured but have third party insurance coverage to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, which would result in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2009 and 2008. Once resolved, however, these actions may affect our operating results and cash flows.

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

Unredeemed Gift Card Balances

We sell gift cards which do not have an expiration date and from which we do not deduct non-usage fees. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon company specific historical redemption patterns. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over a period of six months beginning at the date of the gift card sale. We have determined 5% of gift card sales will not be redeemed and will be retained by us. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash, cash equivalents, and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2009, we had $236.3 million deposited in short-term investments and available-for-sale securities, and $30.8 million in FDIC insured accounts with an earnings credit we classify as interest income, which combined earned a weighted average interest rate of 0.38% (approximately 0.40% tax equivalent).

Commodity Price Risks

We are also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. However, a portion of the dollar value of goods purchased by us is effectively at spot prices. Generally our pricing protocols with suppliers can remain in effect for periods ranging from one to 18 months, depending on the outlook for prices of the particular ingredient. In several cases, we have minimum purchase obligations. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose not to increase menu prices at the same pace for competitive or other reasons.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 19, 2010

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$219,566	$88,044
Accounts receivable, net of allowance for doubtful accounts of $339 and $608 as of December 31, 2009 and 2008, respectively	4,763	3,643
Inventory	5,614	4,789
Current deferred tax asset	3,134	2,557
Prepaid expenses	14,377	11,764
Income tax receivable	—	285
Available-for-sale securities	50,000	99,990

Total current assets	297,454	211,072
Leasehold improvements, property and equipment, net	636,411	585,899
Other assets	5,701	6,075
Goodwill	21,939	21,939

Total assets	$961,505	$824,985

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,230	$23,890
Accrued payroll and benefits	41,404	24,469
Accrued liabilities	31,216	28,347
Current portion of deemed landlord financing	96	82
Income tax payable	4,207	—

Total current liabilities	102,153	76,788
Deferred rent	106,395	87,009
Deemed landlord financing	3,782	3,878
Deferred income tax liability	38,863	29,863
Other liabilities	6,851	4,857

Total liabilities	258,044	202,395

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of December 31, 2009 and 2008	—	—
Common stock, $0.01 par value, 230,000 shares authorized, 33,473 and 32,878 shares issued as of December 31, 2009 and 2008, respectively	335	329
Additional paid-in capital	539,880	501,993
Treasury stock, at cost, 1,990 and 692 shares at December 31, 2009 and 2008, respectively	(114,316)	(30,227)
Accumulated other comprehensive income (loss)	29	(193)
Retained earnings	277,533	150,688

Total shareholders’ equity	703,461	622,590

Total liabilities and shareholders’ equity	$961,505	$824,985

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Years ended December 31
	2009	2008	2007
Revenue:
Restaurant sales	$1,518,417	$1,331,968	$1,085,047
Franchise royalties and fees	—	—	735

Total revenue	1,518,417	1,331,968	1,085,782

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	466,027	431,947	346,393
Labor	385,072	351,005	289,417
Occupancy	114,218	98,071	75,891
Other operating costs	174,581	164,018	131,512
General and administrative expenses	99,149	89,155	75,038
Depreciation and amortization	61,308	52,770	43,595
Pre-opening costs	8,401	11,624	9,585
Loss on disposal of assets	5,956	9,339	6,168

	1,314,712	1,207,929	977,599

Income from operations	203,705	124,039	108,183
Interest and other income	925	3,469	6,115
Interest and other expense	(405)	(302)	(296)

Income before income taxes	204,225	127,206	114,002
Provision for income taxes	(77,380)	(49,004)	(43,439)

Net income	$126,845	$78,202	$70,563

Earnings per share
Basic	$3.99	$2.39	$2.16

Diluted	$3.95	$2.36	$2.13

Weighted average common shares outstanding
Basic	31,766	32,766	32,672

Diluted	32,102	33,146	33,146

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2006	32,544	$325	$470,653	—	$—	$2,972	$7	$473,957
Grant of common stock	2	—	192					192
Stock-based compensation	52	1	8,135					8,136
Stock option exercises	207	2	3,861					3,863
Excess tax benefit on option exercises, net of utilization of $177			6,455					6,455
Cumulative affect of change in accounting principle, net of income tax of $675						(1,049)		(1,049)
Comprehensive income:
Net income						70,563		70,563
Foreign currency translation adjustment							(7)	(7)

Total comprehensive income								70,556

Balance, December 31, 2007	32,805	328	489,296	—	—	72,486	—	562,110
Stock-based compensation	51	—	11,976					11,976
Stock option exercises	22	1	470					471
Excess tax benefit on option exercises, net of utilization of $33			251					251
Acquisition of treasury stock				692	(30,227)			(30,227)
Comprehensive income:
Net income						78,202		78,202
Foreign currency translation adjustment							(193)	(193)

Total comprehensive income								78,009

Balance, December 31, 2008	32,878	329	501,993	692	(30,227)	150,688	(193)	622,590
Stock-based compensation	60	1	15,664					15,665
Stock option exercises	535	5	11,788					11,793
Excess tax benefit on option exercises			10,435					10,435
Acquisition of treasury stock				1,298	(84,089)			(84,089)
Comprehensive income:
Net income						126,845		126,845
Foreign currency translation adjustment							222	222

Total comprehensive income								127,067

Balance, December 31, 2009	33,473	$335	$539,880	1,990	$(114,316)	$277,533	$29	$703,461

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years ended December 31
	2009	2008	2007
Operating activities
Net income	$126,845	$78,202	$70,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,308	52,770	43,595
Deferred income tax (benefit) provision	8,282	13,165	(3,545)
Change in valuation allowance	141	89	521
Loss on disposal of assets	5,956	9,339	6,168
Bad debt allowance	(245)	440	—
Stock-based compensation	14,992	11,374	7,801
Other	222	(226)	15
Changes in operating assets and liabilities:
Accounts receivable	(875)	1,290	(508)
Inventory	(825)	(457)	(771)
Prepaid expenses	(2,613)	(2,767)	(1,885)
Other assets	374	(2,673)	(469)
Accounts payable	1,435	3,635	2,065
Accrued liabilities	19,804	(529)	13,299
Income tax receivable/payable	4,492	9,250	(8,721)
Deferred rent	19,386	23,817	17,561
Other long-term liabilities	1,994	1,788	1,234

Net cash provided by operating activities	260,673	198,507	146,923

Investing activities
Purchases of leasehold improvements, property and equipment, net	(117,198)	(152,101)	(140,545)
Purchases of available-for-sale securities	(50,000)	(99,990)	(20,000)
Maturity of available-for-sale securities	99,990	20,000	—
Franchise acquisitions	—	—	(5,668)

Net cash used in investing activities	(67,208)	(232,091)	(166,213)

Financing activities
Acquisition of treasury stock	(84,089)	(30,227)	—
Proceeds from former parent company under tax sharing agreement	—	—	6,400
Proceeds from option exercises	11,793	471	3,863
Excess tax benefit on stock-based compensation	10,435	284	6,632
Payments on deemed landlord financing	(82)	(76)	(71)

Net cash (used in) provided by financing activities	(61,943)	(29,548)	16,824

Net change in cash and cash equivalents	131,522	(63,132)	(2,466)
Cash and cash equivalents at beginning of year	88,044	151,176	153,642

Cash and cash equivalents at end of year	$219,566	$88,044	$151,176

Supplemental disclosures of cash flow information
Income taxes paid	$53,644	$37,568	$48,550

(Increase) decrease in purchases of leasehold improvements, property and equipment accrued in accounts payable	$95	$(375)	$1,752

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 35 states throughout the United States, the District of Columbia and Ontario, Canada. As of December 31, 2009 and 2008, the Company operated 956 and 837 restaurants, respectively. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment.

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

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. The Company sells gift cards which do not have an expiration date and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; and (ii) the Company determines the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that 5% of gift card sales will not be redeemed and will be retained by the Company. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over a six month period beginning at the date of the gift card sale. Gift card breakage is included in total revenue in the consolidated statement of income. Breakage recognized during the year ended December 31, 2009 was $878. In the year ended December 31, 2008, the Company completed the initial analysis of unredeemed electronic gift card liabilities and recognized $2,263 ($1,387 net of tax, or $0.04 per diluted share) to revenue as a one-time cumulative adjustment.

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

Accounts Receivable

Accounts receivable primarily consists of tenant improvement receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable based on a specific review of account balances. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

Inventory

Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or market. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, and tortillas) are purchased from a small number of suppliers.

Available-for-Sale Securities

Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses, net of tax, included as a component of other comprehensive income. The Company recognizes impairment charges on available-for-sale securities in the consolidated statement of income when management believes the decline in the investment value is other-than-temporary. No impairment charges were recognized during the years ended December 31, 2009, 2008 and 2007.

As of December 31, 2009, available-for-sale securities were measured at fair market value on a recurring basis based on Level 2 inputs (as described below under “Fair Value Measurements”) and consisted of CDARS, certificate of deposit products. As of December 31, 2008 available-for-sale securities consisted of U.S. Treasuries and were measured at fair market value using Level 1 inputs.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are stated at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $6,916, $6,740, and $7,083 for the years ended December 31, 2009, 2008 and 2007, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	3-10 years
Equipment	3-7 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually, and the Company is required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company’s analysis, no impairment charges were recognized for the years ended December 31, 2009, 2008 and 2007.

Other Assets

Other assets consist primarily of transferable liquor licenses which are carried at the lower of fair value or cost and a prepaid tax asset related to an intercompany transfer of international intellectual property.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets for potential impairment, assets are grouped together at the market level. The Company manages its restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2008, and 2007, an aggregate impairment charge of $822, and $187, respectively, was recognized in loss on disposition of assets in the consolidated statement of income. The impairment charges resulted from restaurant closures due to city or landlord long-term construction or redevelopment projects and poor site performance. Fair value of the restaurants was determined using the expected cash flows method of anticipated cash flows through the estimated date of closure.

Income Taxes

The Company recognizes deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. The deferred income tax impacts of investment tax credits are recognized as an immediate adjustment to income tax expense. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset. When it is more likely than not that a position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is greater than 50% likely of being realized after settlement with a tax authority. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in provision for income taxes in the consolidated statement of income.

Restaurant Pre-Opening Costs

Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.

Insurance Liability

The Company maintains various insurance policies including workers’ compensation, employee health, general liability and property damage. Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and aggregated $20,997, $22,053 and $18,629 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

During 2008 the Company completed an implementation of lease management software to perform the calculation of straight-line rent expense and deferred rent. During the implementation, the Company identified certain adjustments related to its historical straight-line lease calculations, which were not recognized in its 2005 and prior period consolidated financial statements. The $2,583 adjustment ($1,583 net of tax, or $0.05 on diluted earnings per share) resulted in the understatement of occupancy costs over multiple years prior to 2006 and deferred rent. The Company determined the adjustment was not material to its financial condition or results of operations for any one year or to the current year and therefore recorded the adjustment in the fourth quarter of 2008. As the correction related solely to accounting treatment, it did not effect the Company’s historical or future cash flows or the timing of payments under the related leases.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board Accounting Standard Codification 820, Fair Value of Measurements and Disclosures (formerly SFAS 157, “Fair Value Measurements”) (“Topic 820”) for financial assets and liabilities. As permitted, the Company elected to defer implementation of Topic 820 with regard its non-financial assets and non-financial liabilities until January 1, 2009. Topic 820 defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date of issuance, February 19, 2010.

2. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:

	December 31
	2009	2008
Land	$8,938	$8,215
Leasehold improvements and buildings	666,180	589,283
Furniture and fixtures	71,960	63,100
Equipment	135,033	116,763

	882,111	777,361
Accumulated depreciation	(245,700)	(191,462)

	$636,411	$585,899

Accrued liabilities were as follows:

	December 31
	2009	2008
Gift card liability	$9,281	$8,013
Transaction tax payable	8,237	7,256
Other accrued expenses	13,698	13,078

	$31,216	$28,347

3. Credit Facility

In February 2009, the Company entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at the Company’s option, at either (i) an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-

adjusted leverage ratio. Availability of borrowings under the facility is conditioned on the Company’s compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2009, the Company was in compliance with these covenants. The facility expires in February 2014, but can be terminated or decreased at the Company’s option prior to expiration. The Company intends to use the credit facility, if at all, for letters of credit issued in the normal course of business and normal short-term working capital needs. As of December 31, 2009, there were no loans outstanding and available borrowings were $19,700.

4. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years ended December 31
	2009	2008	2007
Current tax:
U.S. Federal	$56,945	$29,291	$38,916
U.S. State	12,151	6,512	7,547
Foreign	(139)	(53)	—

	68,957	35,750	46,463

Deferred tax:
U.S. Federal	9,677	12,513	(3,273)
U.S. State	(1,393)	688	(272)
Foreign	(2)	(36)	—

	8,282	13,165	(3,545)

Valuation allowance	141	89	521

Total provision for income taxes	$77,380	$49,004	$43,439

The effective tax rate differs from the statutory tax rates as follows:

	Years ended December 31
	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	3.4	3.7	4.2
Other	(0.5)	(0.2)	(1.1)

Effective income tax rates	37.9%	38.5%	38.1%

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31,
	2009	2008
Long-term deferred income tax liability:
Leasehold improvements, property and equipment	$78,504	$61,215
Goodwill and other assets	647	641

Total long-term deferred income tax liability	79,151	61,856

Long-term deferred income tax asset:
Deferred rent	26,319	21,560
Gift card liability	210	70
Capitalized transaction costs	503	503
Stock-based compensation and other employee benefits	13,696	10,292
Foreign net operating loss carry-forwards	200	53
Valuation allowance	(640)	(485)

Total long-term deferred income tax asset	40,288	31,993

Net long-term deferred income tax liability	38,863	29,863

Current deferred income tax liability:
Prepaid assets and other	1,506	1,021

Total current deferred income tax liability	1,506	1,021

Current deferred income tax asset:
Allowances, reserves and other	4,658	3,601
Stock-based compensation and other employee benefits	90	85
Valuation allowance	(108)	(108)

Total current deferred income tax asset	4,640	3,578

Net current deferred income tax asset	3,134	2,557

Total deferred income tax liability	$35,729	$27,306

As of December 31, 2009 and 2008 the Company had no unrecognized tax benefits. There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statutes of limitations. The Company is open to federal and state tax audits until the applicable statutes of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2006. For the majority of states where the Company has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2005. The Company’s foreign net operating losses begin expiring in 2028.

5. Shareholders’ Equity

On December 21, 2009, shareholders of the Company approved a proposal to convert all outstanding shares of class B common stock into shares of class A common stock on a one-for-one basis, and to rename the class A common stock as “common stock”. The conversion was effected on the same day when the Company filed an amended and restated certificate of incorporation which authorizes the issuance of an aggregate 230,000 shares of common stock with a $0.01 par value. Accordingly, all stock information has been retroactively restated as if the combination had taken place as of the earliest period presented. There was no effect on previously reported earnings per share.

During 2008, the Company’s Board of Directors authorized the expenditure of up to $100 million to repurchase shares of common stock. The $100 million repurchase was completed in September 2009. In November 2009, the Company announced its Board of Directors authorized the expenditure of up to an additional $100 million to repurchase shares of common stock. The shares may be purchased from time to time in open market transactions, subject to market conditions. The Company repurchased 1,298 and 692 shares of its common stock for a total cost of $84,089 and $30,227 during 2009 and 2008, respectively, under these programs. The 1,990 shares are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors.

6. Stock Based Compensation

The Chipotle Mexican Grill, Inc. 2006 Incentive Plan, as amended and restated, (the “Plan”) was approved at the Company’s annual meeting of shareholders on May 21, 2008. Under the Plan, 4,450 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 2,194 represent shares that were authorized for issuance, but not issued under the Plan at December 31, 2009. The Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted, to determine the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for stock awards granted under the Plan cannot be less than fair market value at the date of grant.

Options and stock only stock appreciation rights (“SAR”) generally vest after three years or equally over two and three years and expire after seven years. Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. Compensation expense on performance shares is generally recognized over the longer of the estimated performance goal attainment period or time vesting period. Stock-based compensation, including options, SARs and stock awards, was $15,665 ($9,663 net of tax) in 2009, $11,976 ($7,344 net of tax) in 2008 and $8,136 ($4,955 net of tax) in 2007. For the years ended December 31, 2009, 2008 and 2007, $673, $602 and $335, respectively, of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

The tables below summarize the option and SAR activity under the Plan (in thousands, except years and per share data):

	2009		2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	1,214	$52.49	965	$33.87	940	$21.26
Granted	578	$53.36	332	$102.67	275	$63.89
Exercised	(536)	$22.02	(22)	$21.21	(207)	$18.68
Forfeited	(8)	$55.02	(61)	$42.96	(43)	$23.15
Expired	(3)	$22.00	—	$—	—	$—

Outstanding, end of year	1,245	$66.08	1,214	$52.49	965	$33.87

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Instrinsic Value
Outstanding as of December 31, 2009	1,245	$66.08	5.2	$32,152
Vested and expected to vest as of December 31, 2009(1)	1,235	$66.06	5.2	$31,915
Exercisable as of December 31, 2009	106	$32.22	3.3	$6,055

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options and SARs exercised during the years ended December 31, 2009, 2008 and 2007 was $31,753, $893 and $17,749. Unearned compensation as of December 31, 2009 was $8,794 for options and SAR awards. The remaining vesting period as of December 31, 2009 for unvested options and SAR awards was generally between 0.1 and 2.1 years.

A summary of non-vested stock award activity under the Plan is as follows (in thousands, except per share data):

	2009		2008		2007
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Outstanding, beginning of year	229	$75.06	123	$64.75	—	$—
Granted	90	$55.71	109	$87.36	123	$64.75
Vested	(60)	$63.89	—	$—	—	$—
Forfeited	(2)	$53.36	(3)	$99.19	—	$—

Outstanding, end of year	257	$71.03	229	$75.06	123	$64.75

At December 31, 2009, 119 of the outstanding non-vested stock awards were subject to both service and performance conditions based on reaching specified cumulative operating income levels during certain timeframes. During 2008, the Company replaced 120 previously issued non-vested time-based stock awards with an equal number of shares of performance-contingent restricted stock. The modification did not result in the recognition of any additional stock based-compensation. Unearned compensation as of December 31, 2009 was $7,231 for non-vested stock awards. The remaining vesting period as of December 31, 2009 for non-vested stock awards was generally between 0.1 and 2.4 years. The fair value of shares vested during the year ended December 31, 2009 was $3,833.

In 2005, the Company granted 153 shares of non-vested common stock with a grant date fair value of $19.50 per share (a related party contemporaneous valuation) which vested evenly over three years. The fair value of shares vested during the years ended December 31, 2008 and 2007 was $5,124 and $3,053, respectively.

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value stock options and SARs awards granted for each year:

	2009	2008	2007
Risk-free interest rate	1.5%	3.1%	4.7%
Expected life (years)	4.2	4.8	5.0
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	42%	35%	35%
Weighted-average Black-Scholes fair value per share at date of grant	$18.85	$29.01	$24.80

The risk-free interest rate is based upon U.S. Treasury rates for instruments with similar terms. For the 2008 and 2007 stock option and SAR awards, the expected life was derived utilizing the short-cut method allowed for a vanilla option grant in which the expected life is assumed to be the average of the vesting period and the contractual life of the option. For the 2009 awards, the expected life was estimated utilizing Company-specific historical data. Prior to the 2009 awards, the Company had very limited historical share option exercise experience that did not represent a sufficiently large sample to provide a reasonable basis for an estimate of expected life due to limited grants prior to its initial public offering in 2006. In 2009, with an additional year of historical exercise experience, the Company felt it had adequate information to be used for the expected life calculation. The volatility assumptions were derived from the Company’s actual and implied volatilities and historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company. Competitor data has been included in the consideration for the volatility assumption as the Company’s own volatility data was limited. During these periods the Company has not paid dividends to date and does not plan to pay dividends in the near future.

7. Employee Benefit Plans

The Company maintains the Chipotle Mexican Grill 401(k) plan (the “401(k) Plan”). The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2009, 2008 and 2007, Company matching contributions totaled approximately $1,462, $1,402 and $1,234, respectively.

The Company maintains the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. The Deferred Plan is a non-qualified, unfunded plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2009 and 2008 were $3,020 and $1,790, respectively, and are included in other long-term liabilities in the consolidated balance sheet. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2009, 2008 and 2007, the Company made deferred compensation matches of $131, $252 and $137 respectively, to the Deferred Plan. As the Deferred Plan is unfunded, the Company is responsible for the earnings and losses. The total expense (income) recognized under the Deferred Plan including the matching contributions was $538, $(176) and $165 for the years ended December 31, 2009, 2008 and 2007, respectively.

8. Related-Party Transactions

The Company’s Chief Marketing Officer (“CMO”), served as Creative Director for Sequence, LLC (“Sequence”), a strategic design and marketing consulting firm he co-founded, prior to joining the Company in January 2009. In connection with the CMO’s separation from Sequence, the parties entered into certain agreements that remain in effect. Sequence has provided the Company with a variety of marketing consulting services totaling $1,288 for the year ended December 31, 2009.

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

Future minimum lease payments required under existing operating leases as of December 31, 2009 are as follows:

2010	$101,876
2011	102,183
2012	102,492
2013	103,668
2014	105,175
Thereafter	1,222,850

Total minimum lease payments	$1,738,244

Minimum lease payments have not been reduced by minimum sublease rentals of $3,894 due in the future under non-cancelable subleases.

Rental expense consists of the following:

	For the years ended December 31,
	2009	2008	2007
Minimum rentals	$101,029	$90,547	$70,375
Contingent rentals	$1,500	$1,602	$1,162
Sublease rental income	$(1,238)	$(1,201)	$(1,499)

The Company has six sales and leaseback transactions. These transactions do not qualify for sales leaseback accounting because of the Company’s deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $3,878 as of December 31, 2009. The future minimum lease payments for each of the next five years and thereafter for deemed landlord financing obligations are as follows:

2010	$373
2011	391
2012	394
2013	394
2014	394
Thereafter	4,717

Total minimum lease payments	6,663
Less: Interest implicit in lease	(2,785)

Total deemed landlord financing	$3,878

10. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include potential common shares related to stock options, SARs and non-vested stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Options and SARs to purchase 532 and 586 shares of common stock were excluded from the calculation of 2009 and 2008 diluted EPS because they were anti-dilutive. In addition, 119 and 226 stock awards subject to performance conditions were excluded from the 2009 and 2008 calculations of diluted EPS.

The following table sets forth the computations of basic and dilutive earnings per share:

	Year ended December 31,
	2009	2008	2007
Net income	$126,845	$78,202	$70,563
Shares:
Weighted average number of common shares outstanding	31,766	32,766	32,672
Dilutive stock options and SARs	247	341	397
Dilutive non-vested stock	89	39	77

Diluted weighted average number of common shares outstanding	32,102	33,146	33,146

Basic earnings per share	$3.99	$2.39	$2.16

Diluted earnings per share	$3.95	$2.36	$2.13

11. Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction and corporate sponsorships.

Letters of Credit

As of December 31, 2009 a $5,300 letter of credit was issued and expires in February 2010.

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2009. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

12. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2009
	March 31	June 30	September 30	December 31
Revenue	$354,456	$388,836	$387,581	$387,544
Operating income	$41,189	$57,322	$54,809	$50,385
Net income	$25,392	$35,393	$34,464	$31,596
Basic earnings per share	$0.79	$1.11	$1.09	$1.00
Diluted earnings per share	$0.78	$1.10	$1.08	$0.99

	2008
	March 31	June 30	September 30	December 31
Revenue	$305,327	$340,754	$340,543	$345,344
Operating income	$26,793	$38,314	$31,058	$27,874
Net income	$17,284	$24,468	$19,477	$16,973
Basic earnings per share	$0.53	$0.74	$0.59	$0.52
Diluted earnings per share	$0.52	$0.74	$0.59	$0.52

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2009 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control Integrated Framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited Chipotle Mexican Grill, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chipotle Mexican Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chipotle Mexican Grill, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 19, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 19, 2010

ITEM 9B.	OTHER INFORMATION

On February 16, 2010, the Compensation Committee of our Board of Directors approved adjustments to the base salaries of our executive officers, including setting 2010 base salaries of $1,200,000 for Steve Ells, our Chairman and Co-Chief Executive Officer, $1,000,000 for Monty Moran, our Co-Chief Executive Officer and $520,000 for Jack Hartung, our Chief Financial Officer. In addition, the Committee awarded discretionary bonuses of $156,200 to Mr. Ells, $85,200 to Mr. Moran and $56,800 to Mr. Hartung. These bonuses are in addition to the payouts to each executive officer under our Annual Incentive Plan.

On February 17, 2010, Mr. Ells adopted a sales plan designed to comply with Rule 10b5-1 under the Exchange Act. The sales plan, which Mr. Ells adopted in compliance with restrictions imposed by our Insider Trading Policy, is intended to facilitate the diversification of Mr. Ells’s personal assets. The plan provides for sales of shares of common stock owned by Mr. Ells, subject to specified minimum market prices. Total sales on Mr. Ells’s behalf under the sales plan are limited to an aggregate of 100,000 shares. In the event all of the shares subject to the sales plan are sold, Mr. Ells would continue to beneficially own 258,350 shares of our common stock, including unvested shares of restricted stock but excluding 470,500 shares underlying outstanding stock options and stock appreciation rights and 41,600 unvested performance shares.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plan as of December 31, 2009. All awards reflected are options to purchase or rights to common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Amended and Restated Chipotle Mexican Grill, Inc. 2006 Incentive Plan	1,442,591	$66.08	2,193,657
Equity Compensation Plans Not Approved by Security Holders:

None.

(1)	Includes shares issuable in connection with performance share rights and non-employee director and employee restricted stock units. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options and stock appreciation rights only.

Additional information for this item incorporated by reference from the definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2009.

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

Date: February 19, 2010

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

Signature	Date	Title
/s/ STEVE ELLS Steve Ells	February 19, 2010	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ MONTGOMERY F. MORAN Montgomery F. Moran	February 19, 2010	Co-Chief Executive Officer (principal executive officer)

/s/ JOHN R. HARTUNG John R. Hartung	February 19, 2010	Chief Financial Officer (principal financial officer)

/s/ ROBIN S. ANDERSON Robin S. Anderson	February 19, 2010	Executive Director and Controller (principal accounting officer)

/s/ ALBERT S. BALDOCCHI Albert S. Baldocchi	February 19, 2010	Director

/s/ JOHN S. CHARLESWORTH John S. Charlesworth	February 19, 2010	Director

/s/ NEIL W. FLANZRAICH Neil W. Flanzraich	February 19, 2010	Director

/s/ PATRICK J. FLYNN Patrick J. Flynn	February 19, 2010	Director

/s/ DARLENE J. FRIEDMAN Darlene J. Friedman	February 19, 2010	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Stock Certificate for Shares of Common Stock.(1)

10.1†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Cash Incentive Plan.(3)

10.2†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan.(4)

10.2.1†	Form of 2006 Option Agreement and form of Option Agreement for converted SARs.(5)

10.2.2†	Form of 2007 Stock Option Agreement.(6)

10.2.3†	Form of 2008 Stock Appreciation Rights Agreement.(7)

10.2.4†	Form of Performance Share Agreement.(7)

10.2.5†	Form of Performance-Contingent Restricted Stock Agreement.(3)

10.2.6†	Form of 2008 Board Restricted Stock Units Agreement.(3)

10.2.7†	Form of Board Restricted Stock Units Agreement.(8)

10.2.8†	Form of Stock Appreciation Rights Agreement. (9)

10.3	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders.(10)

10.4	Separation Agreement dated September 7, 2006 between Chipotle Mexican Grill, Inc. and McDonald’s Corporation.(11)

10.5†	Board Pay Policies.(3)

10.6†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(6)

10.7†	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(12)

10.8†	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(13)

10.9†	Form of Director and Officer Indemnification Agreement.(14)

10.10	Credit Agreement dated February 18, 2009 among Chipotle Mexican Grill, Inc., additional Borrowers, and Bank of America, N.A. (9)

21.1	Subsidiaries of Chipotle Mexican Grill, Inc.

23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.).

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chairman and Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Co-Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	-denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731)
(2)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009 (File No. 001-32731).
(3)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed May 23, 2008 (File No. 001-32731).
(4)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed September 29, 2008 (File No. 001-32731).
(5)	Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 10, 2006 (File No. 333-129221).
(6)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007 (File No. 001-32731)
(7)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008 (File No. 001-32731)
(8)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on July 24, 2009 (File No. 001-32731).
(9)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009 (File No. 001-32731).
(10)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006 (File No. 001-32731).
(11)	Incorporated by reference to Exhibit 10.8 to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 8, 2006 (File No. 333-137177).
(12)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 1, 2007 (File No. 001-32731).
(13)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on October 31, 2007 (File No. 001-32731).
(14)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007 (File No. 001-32731).