Form 10-Q
period 2010-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2010-04-23
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 20, 2010 there were 31,461,675 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	March 31 2010	December 31 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$193,002	$219,566
Accounts receivable, net of allowance for doubtful accounts of $199 and $339 as of March 31, 2010 and December 31, 2009, respectively	3,514	4,763
Inventory	6,314	5,614
Current deferred tax asset	3,526	3,134
Prepaid expenses	15,694	14,377
Available-for-sale securities	105,000	50,000

Total current assets	327,050	297,454
Leasehold improvements, property and equipment, net	637,569	636,411
Other assets	6,214	5,701
Goodwill	21,939	21,939

Total assets	$992,772	$961,505

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$26,139	$25,230
Accrued payroll and benefits	24,748	41,404
Accrued liabilities	28,214	31,216
Current portion of deemed landlord financing	103	96
Income tax payable	21,068	4,207

Total current liabilities	100,272	102,153
Deferred rent	110,019	106,395
Deemed landlord financing	3,753	3,782
Deferred income tax liability	35,984	38,863
Other liabilities	8,365	6,851

Total liabilities	258,393	258,044

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 230,000 shares authorized, 33,619 and 33,473 shares issued as of March 31, 2010 and December 31, 2009, respectively	336	335
Additional paid-in capital	550,907	539,880
Treasury stock, at cost, 2,160 and 1,990 shares at March 31, 2010 and December 31, 2009, respectively	(132,114)	(114,316)
Accumulated other comprehensive income (loss)	(130)	29
Retained earnings	315,380	277,533

Total shareholders’ equity	734,379	703,461

Total liabilities and shareholders’ equity	$992,772	$961,505

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31
	2010	2009
Revenue	$409,686	$354,456

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	123,908	109,884
Labor	104,017	93,567
Occupancy	31,088	26,957
Other operating costs	43,678	40,663
General and administrative expenses	26,194	23,719
Depreciation and amortization	16,734	14,720
Pre-opening costs	1,502	1,893
Loss on disposal of assets	1,269	1,864

Total operating expenses	348,390	313,267

Income from operations	61,296	41,189
Interest and other income	275	198
Interest and other expense	(79)	(73)

Income before income taxes	61,492	41,314
Provision for income taxes	(23,645)	(15,922)

Net income	$37,847	$25,392

Earnings per share:
Basic	$1.20	$0.79

Diluted	$1.19	$0.78

Weighted average common shares outstanding:
Basic	31,483	32,003

Diluted	31,814	32,362

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31
	2010	2009
Operating activities
Net income	$37,847	$25,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,734	14,720
Deferred income tax (benefit) provision	(3,271)	2,945
Loss on disposal of assets	1,269	1,864
Bad debt allowance	(136)	(299)
Stock-based compensation	4,687	3,372
Other	(159)	(19)
Changes in operating assets and liabilities:
Accounts receivable	1,385	567
Inventory	(700)	(977)
Prepaid expenses	(1,317)	(1,897)
Other assets	(513)	(189)
Accounts payable	1,700	(562)
Accrued liabilities	(19,658)	3,131
Income tax receivable/payable	16,861	10,208
Deferred rent	3,624	4,139
Other long-term liabilities	1,514	616

Net cash provided by operating activities	59,867	63,011

Investing activities
Purchases of leasehold improvements, property and equipment, net	(19,703)	(27,144)
Purchases of available-for-sale securities	(55,000)	—
Maturity of available-for-sale securities	—	99,990

Net cash provided by (used in) investing activities	(74,703)	72,846

Financing activities
Proceeds from option exercises	3,791	1,571
Excess tax benefit on stock-based compensation	2,301	630
Payments on deemed landlord financing	(22)	(20)
Acquisition of treasury stock	(17,798)	(21,148)

Net cash used in financing activities	(11,728)	(18,967)

Net change in cash and cash equivalents	(26,564)	116,890
Cash and cash equivalents at beginning of period	219,566	88,044

Cash and cash equivalents at end of period	$193,002	$204,934

Supplemental disclosures of non-cash information
Decrease in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(791)	$(666)

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants in 35 states throughout the United States, the District of Columbia and Ontario, Canada. As of March 31, 2010, the Company operated 976 restaurants. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

2. Adoption of New Accounting Principle

Effective January 1, 2010, the Company adopted amendments in Accounting Standards Update 2010-06 (“ASU 2010-06”) requiring new fair value disclosures. The adoption of ASU 2010-06 did not have a significant impact to the Company’s consolidated financial statements.

3. Comprehensive Income

The following table presents comprehensive income for the three months ended March 31, 2010 and 2009:

	Three months ended March 31
	2010	2009
Net income	$37,847	$25,392
Foreign currency translation adjustment	(159)	(19)

Comprehensive income	$37,688	$25,373

4. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Available-for-sale securities were measured at fair market value on a recurring basis based on level 2 inputs (quoted prices for identical assets in markets that are not active) and consisted of CDARS, certificate of deposit products.

5. Shareholder’s Equity

During the first quarter of 2010, the Company purchased shares of common stock under an authorized share repurchase program. The shares may be purchased from time to time in open market transactions, subject to market conditions. The Company repurchased 150 shares for $15,680 during the three months ended March 31, 2010. The cumulative shares repurchased under authorized programs as of March 31, 2010 are 2,140 for a total cost of $129,996. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

The Company has repurchased shares of common stock from participants of the Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan (“the Plan”), which are netted and surrendered as payment for applicable tax withholding on the vesting of their restricted stock. Shares surrendered by the participants in accordance with the Plan and the applicable award agreements are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. In the three months ended March 31, 2010, the Company repurchased 20 shares for a total cost of $2,118.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

6. Stock Based Compensation

In February 2010, the Company granted stock only stock appreciation rights (“SARs”) on 556 shares of its common stock to eligible employees. The grant date fair value of the SARs was $39.35 per share with an exercise price of $103.79 per share based on the closing price of common stock on the date of grant. The SARs vest in two equal installments on the second and third anniversary of the grant date.

Stock-based compensation, including SARs, options and non-vested stock awards, was $4,936 ($3,045 net of tax) for the three months ended March 31, 2010 and was $3,530 ($2,165 net of tax) for the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, $249 and $158, respectively, of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the three months ended March 31, 2010, 86 options to purchase shares of common stock were exercised, 1 option expired, and 60 shares of performance-contingent restricted stock vested.

7. Related Party Transactions

The Company’s Chief Marketing Officer (“CMO”), served as Creative Director for Sequence, LLC (“Sequence”), a strategic design and marketing consulting firm he co-founded, prior to joining the Company in January 2009. In connection with the CMO’s separation from Sequence, the parties entered into certain agreements that remain in effect. Sequence has provided the Company with a variety of marketing consulting services totaling $243 and $268 for the three months ended March 31, 2010 and 2009, respectively.

8. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share, (“diluted EPS”), is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include potential common shares related to stock options, SARs and non-vested stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have had an anti-dilutive effect. SARs and options to purchase 877 and 1,164 shares of common stock were excluded from the calculation of diluted EPS for the first quarters of 2010 and 2009, respectively, because they were anti-dilutive. In addition, 119 stock awards subject to performance conditions were excluded from the calculation of diluted EPS for the first quarters of 2010 and 2009.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended March 31
	2010	2009
Net income	$37,847	$25,392
Shares:
Weighted average number of common shares outstanding	31,483	32,003
Dilutive stock options and SARS	273	257
Dilutive non-vested stock	58	102

Diluted weighted average number of common shares outstanding	31,814	32,362

Basic earnings per share	$1.20	$0.79

Diluted earnings per share	$1.19	$0.78

9. Commitments and Contingencies

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2010. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open as well as projections regarding the costs and operating expenses of certain new restaurants, potential changes in comparable restaurant sales during 2010 and the timing and amount of marketing and promotional spending in 2010, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2009.

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

2010 Highlights

Restaurant Development. As of March 31, 2010, we had 976 restaurants in 35 states throughout the United States, the District of Columbia and Ontario, Canada. New restaurants have contributed substantially to our revenue growth. We opened 20 restaurants during the three months ended March 31, 2010. We expect to open between 120 and 130 restaurants in 2010, including one in London. Up to 25% of these openings will be what we are calling “A Model” restaurants. These restaurants will be located in well established markets with high levels of brand awareness. A Model locations will be built primarily in secondary trade areas which have attractive demographics but are typically characterized by lower occupancy costs. We expect that A Model locations will be constructed for substantially lower investment costs and have lower operating expenses than our recent traditional restaurant openings. While the economic environment has put pressure on the commercial real estate market and developers, reducing the number of new real estate developments available to us, which have historically accounted for a majority of our new restaurants, we expect that A Model locations will allow us to pursue additional opportunities and continue to open 120-130 restaurants in 2010.

Sales Growth. Average restaurant sales were $1.736 million as of March 31, 2010. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increase for the first quarter of 2010 was 4.3% driven primarily by an increase in customer visits. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13 th full month of operation. We expect our 2010 full year comparable restaurant sales increases to be in the mid single digits.

Food With Integrity. We face challenges associated with pursuing Food With Integrity, including the availability of naturally raised meats. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely in open pastures or deeply bedded pens-which is more stringent than the USDA’s standard for naturally raised marketing claims. We continue to serve naturally raised pork in all our restaurants, and we serve naturally raised beef in about 60% of our restaurants. We expect this percentage to increase as we begin serving 100% naturally raised barbacoa in May. During the first quarter we served naturally raised chicken in all of our restaurants, although we had to temporarily suspend serving naturally raised chicken in a limited number of restaurants for a short period of time. As a result of ongoing supply challenges we expect to serve naturally raised chicken in about 80% of our restaurants until additional supply of chicken that meets our naturally raised protocols becomes available. In 2010, 40% of all the beans we buy are organically grown, up from 35% in 2009. Currently, 45% of the cheese used in our restaurants is made using milk from cows that are given access to pasture, as opposed to being kept in confinement like most dairy cows. Additionally, more than 50% of cilantro used in our restaurants is organically grown.

Stock Repurchase. In November 2009, we announced that our Board of Directors approved the expenditure of up to $100 million to repurchase shares of our common stock. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The repurchase agreement and the Board’s authorization of the repurchase program may be modified, suspended, or discontinued at any time. We purchased stock with an aggregate total repurchase price of $15.7 million under the authorized program during the three months ended March 31, 2010.

Restaurant Count

The following table details restaurant unit data for the periods indicated.

	For the three months ended March 31
	2010	2009
Beginning of period	956	837
Openings	20	26
Closures and relocations	—	(1)

Total restaurants at end of period	976	862

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended March 31		% increase (decrease)
	2010	2009
	(dollars in millions)
Revenue	$409.7	$354.5	15.6%
Average restaurant sales	$1.736	$1.755	(1.1)%
Comparable restaurant sales increases	4.3%	2.2%
Number of restaurants as of the end of the period	976	862	13.2%
Number of restaurants opened in the period	20	26

The significant factors contributing to our increase in revenue for the first quarter of 2010 were restaurant openings and comparable restaurant sales increases. Revenue for restaurants not in the comparable base contributed $40.4 million of the increase, of which $4.0 million was attributable to restaurants opened in 2010. Comparable restaurant sales increases contributed $14.8 million of the increase in revenue in 2010, primarily driven by increases in customer visits.

Food Beverage and Packaging Costs

	For the three months ended March 31		% increase
	2010	2009
	(dollars in millions)
Food, beverage and packaging	$123.9	$109.9	12.8%
As a percentage of revenue	30.2%	31.0%

Food, beverage and packaging costs decreased as a percentage of revenue in the first quarter of 2010 primarily due to favorable food costs, primarily rice, avocados and cheese.

Labor Costs

	For the three months ended March 31		% increase
	2010	2009
	(dollars in millions)
Labor costs	$104.0	$93.6	11.2%
As a percentage of revenue	25.4%	26.4%

Labor costs as a percentage of revenue decreased primarily due to efficiencies in crew and management labor, partially offset by increased average wage rates.

Occupancy Costs

	For the three months ended March 31		% increase
	2010	2009
	(dollars in millions)
Occupancy costs	$31.1	$27.0	15.3%
As a percentage of revenue	7.6%	7.6%

Occupancy costs remained flat as a percentage of revenue due to higher rents for new locations offset by the impact of higher average restaurant sales for comparable restaurants on a partially fixed-cost base.

Other Operating Costs

	For the three months ended March 31		% increase
	2010	2009
	(dollars in millions)
Other operating costs	$43.7	$40.7	7.4%
As a percentage of revenue	10.7%	11.5%

Other operating costs decreased as a percentage of revenue due primarily to decreased promotional spend, decreased insurance costs and continued cost containment efforts of other operating expenses in the first quarter of 2010. We expect the marketing and promotion spend as a percentage of revenue to increase significantly for the full year 2010 compared to 2009, with the highest spend in the second and third quarters.

General and Administrative Expenses

	For the three months ended March 31		% increase
	2010	2009
	(dollars in millions)
General and administrative expense	$26.2	$23.7	10.4%
As a percentage of revenue	6.4%	6.7%

The increase in general and administrative expenses primarily resulted from an increase in stock-based compensation, increased travel expenses and increased performance-related bonus accruals. As a percentage of total revenue, general and administrative expenses decreased primarily due to the impact of higher average restaurant sales for comparable restaurants on a partially fixed-cost base, partially offset by increased stock-based compensation.

Depreciation and Amortization

	For the three months ended March 31		% increase
	2010	2009
	(dollars in millions)
Depreciation and amortization	$16.7	$14.7	13.7%
As a percentage of revenue	4.1%	4.2%

Depreciation and amortization increased primarily due to restaurants opened in 2010 and 2009. As a percentage of total revenue, depreciation and amortization decreased as a result of the impact of higher average restaurant sales for comparable restaurants on a partially fixed-cost base.

Pre-opening Costs

	For the three months ended March 31		% decrease
	2010	2009
	(dollars in millions)
Pre-opening costs	$1.5	$1.9	(20.7)%
As a percentage of revenue	0.4%	0.5%
Restaurant openings	20	26

The decrease in pre-opening costs is a result of improved management of cash preopening costs and a decrease in the number of restaurants opened during the period.

Loss on Disposal of Assets

	For the three months ended March 31		% decrease
	2010	2009
	(dollars in millions)
Loss on disposal of assets	$1.3	$1.9	(31.9)%
As a percentage of revenue	0.3%	0.5%

The loss on disposal of assets decreased as a percentage of revenue primarily due to a decrease in the number of remodels and asset retirements in the first quarter of 2010. The decrease in asset retirements is a result of comprehensive maintenance and repair programs instituted over the last couple of years and continued assessment of, and in some cases adjustments to, our estimated useful lives.

Interest and Other Income

	For the three months ended March 31		% increase
	2010	2009
	(dollars in millions)
Interest and other income	$0.3	$0.2	38.9%
As a percentage of revenue	0.1%	0.1%

In the first three months of 2010 interest and other income increased primarily due to higher average cash equivalent and short term investment balances compared to the same period in 2009.

Provision for Income Taxes

	For the three months ended March 31		% increase
	2010	2009
	(dollars in millions)
Provision for income taxes	$23.6	$15.9	48.5%
Effective tax rate	38.5%	38.5%

The effective tax rate remained consistent with the prior year.

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

Our quarterly results are also affected by other factors such as the number of new restaurants opened in a quarter, timing of marketing and promotional spend and both planned and unanticipated events. New restaurants typically have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $298.0 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase up to an additional $70.2 million of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

We have an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at our option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on our compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. The facility expires in February 2014, but can be terminated or decreased at our option prior to expiration. We intend to use the credit facility, if at all, for letters of credit issued in the normal course of business and normal short-term working capital needs. As of March 31, 2010, there were no loans outstanding and available borrowings were $19.7 million.

Off-Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash equivalents and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2010, we had $105.0 million deposited in available-for-sale securities and $184.3 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.6%.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2010 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

A lawsuit has been filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of our present and former employees. The court denied the plaintiff’s motion to certify the purported class, and as a result the action can proceed, if at all, as an action by a single plaintiff. The plaintiff has appealed the court’s denial of class certification, and the appeal remains pending. Although we have various defenses, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case

We’re involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than we currently anticipate could materially and adversely affect our business, financial condition, results of operation and cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2010.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January	12,143		$87.21	12,143	$84,857,146
Purchased 1/1 through 1/7
February	114,982	(3)	$104.35	94,813	$74,975,896
Purchased 2/17 through 2/26
March	42,854		$110.49	42,854	$70,241,125
Purchased 3/1 through 3/22
Total	169,979		$104.68	149,810	$70,241,125

(1)	-	All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	-	Except as specified in note (3), shares were repurchased pursuant to a repurchase program announced in November 2009. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.
(3)	-	Includes 20,169 shares of common stock that were surrendered by participants under the Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan as payment of applicable tax withholding on the vesting of shares of performance-contingent restricted stock. Shares surrendered by the participants pursuant to the terms of that plan and the applicable award agreements are deemed repurchased by us, but are not part of publicly announced share repurchase programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

On April 23, 2010, Jack Hartung, our Chief Financial Officer, adopted a sales plan designed to comply with Rule 10b5-1 under the Exchange Act. The sales plan, which Mr. Hartung adopted in compliance with restrictions imposed by our Insider Trading Policy, is intended to facilitate the diversification of Mr. Hartung’s personal assets. The plan provides for sales of shares of common stock owned by Mr. Hartung, subject to specified minimum market prices. Total sales on Mr. Hartung’s behalf under the sales plan are limited to an aggregate of 10,000 shares. In the event all of the shares subject to the sales plan are sold, Mr. Hartung would continue to beneficially own 35,941 shares of our common stock, including 25,000 shares underlying vested stock options but excluding 137,300 shares underlying unvested stock options and stock appreciation rights and 15,000 unvested performance shares.

ITEM 5.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer

Date: April 23, 2010

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Common Stock.*

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).