Form 10-Q
period 2010-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2010-07-27
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 20, 2010 there were 31,107,821 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$202,042	$219,566
Accounts receivable, net of allowance for doubtful accounts of $263 and $339 as of June 30, 2010 and December 31, 2009, respectively	3,787	4,763
Inventory	6,358	5,614
Current deferred tax asset	3,759	3,134
Prepaid expenses	18,402	14,377
Available-for-sale securities	105,000	50,000

Total current assets	339,348	297,454

Leasehold improvements, property and equipment, net	641,600	636,411
Other assets	6,235	5,701
Goodwill	21,939	21,939

Total assets	$1,009,122	$961,505

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$30,211	$25,230
Accrued payroll and benefits	37,667	41,404
Accrued liabilities	29,204	31,216
Current portion of deemed landlord financing	111	96
Income tax payable	3,381	4,207

Total current liabilities	100,574	102,153

Deferred rent	114,119	106,395
Deemed landlord financing	3,724	3,782
Deferred income tax liability	32,121	38,863
Other liabilities	8,570	6,851

Total liabilities	259,108	258,044

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 230,000 shares authorized, and 33,655 and 33,473 shares issued as of June 30, 2010 and December 31, 2009, respectively	337	335
Additional paid-in capital	560,815	539,880
Treasury stock, at cost, 2,450 and 1,990 common shares at June 30, 2010 and December 31, 2009, respectively	(172,899)	(114,316)
Accumulated other comprehensive income (loss)	(80)	29
Retained earnings	361,841	277,533

Total shareholders’ equity	750,014	703,461

Total liabilities and shareholders’ equity	$1,009,122	$961,505

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$466,841	$388,836	$876,527	$743,292

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	141,922	120,207	265,830	230,091
Labor	114,790	95,389	218,807	188,956
Occupancy	31,772	28,167	62,860	55,124
Other operating costs	52,968	43,845	96,646	84,508
General and administrative expenses	30,141	25,797	56,335	49,516
Depreciation and amortization	17,053	15,197	33,787	29,917
Pre-opening costs	1,724	1,568	3,226	3,461
Loss on disposal of assets	1,512	1,344	2,781	3,208

Total operating expenses	391,882	331,514	740,272	644,781

Income from operations	74,959	57,322	136,255	98,511
Interest and other income	427	293	702	491
Interest and other expense	(85)	(186)	(164)	(259)

Income before income taxes	75,301	57,429	136,793	98,743
Provision for income taxes	(28,840)	(22,036)	(52,485)	(37,958)

Net income	$46,461	$35,393	$84,308	$60,785

Earnings per share:
Basic	$1.48	$1.11	$2.68	$1.90

Diluted	$1.46	$1.10	$2.65	$1.88

Weighted average common shares outstanding:
Basic	31,373	31,856	31,428	31,929

Diluted	31,802	32,195	31,808	32,278

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2010	2009
Operating activities
Net income	$84,308	$60,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,787	29,917
Deferred income tax (benefit) provision	(7,367)	8,312
Loss on disposal of assets	2,781	3,208
Bad debt allowance	(72)	(245)
Stock-based compensation	11,689	7,711
Other	(109)	168
Changes in operating assets and liabilities:
Accounts receivable	1,048	671
Inventory	(744)	(926)
Prepaid expenses	(4,025)	(1,269)
Other assets	(534)	(397)
Accounts payable	5,326	82
Accrued liabilities	(5,749)	3,375
Income tax receivable/payable	(826)	(5,534)
Deferred rent	7,724	7,670
Other long-term liabilities	1,719	1,134

Net cash provided by operating activities	128,956	114,662

Investing activities
Purchases of leasehold improvements, property and equipment, net	(41,653)	(51,809)
Purchases of available-for-sale securities	(80,000)	—
Maturity of available-for-sale securities	25,000	99,990

Net cash provided by (used in) investing activities	(96,653)	48,181

Financing activities
Proceeds from option exercises	5,459	8,173
Excess tax benefit on stock-based compensation	3,340	6,796
Payments on deemed landlord financing	(43)	(40)
Acquisition of treasury stock	(58,583)	(57,517)

Net cash used in financing activities	(49,827)	(42,588)

Net change in cash and cash equivalents	(17,524)	120,255
Cash and cash equivalents at beginning of period	219,566	88,044

Cash and cash equivalents at end of period	$202,042	$208,299

Supplemental disclosures of cash flow information
Increase/(decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(345)	$694

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has one restaurant in Toronto, Canada and one in London, England. As of June 30, 2010, the Company operated 1,001 restaurants. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment.

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

3. Comprehensive Income

The following table presents comprehensive income for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$46,461	$35,393	$84,308	$60,785
Foreign currency translation adjustments	50	187	(109)	168

Comprehensive income	$46,511	$35,580	$84,199	$60,953

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

5. Shareholders’ Equity

During the first six months of 2010, the Company purchased shares of common stock under an authorized share repurchase program. The shares may be purchased from time to time in open market transactions, subject to market conditions. The Company repurchased 439 shares for $56,413 during the six months ended June 30, 2010. The cumulative shares repurchased under authorized programs as of June 30, 2010 are 2,429 for a total cost of $170,729. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

The Company has repurchased shares of common stock from participants of the Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan (“the Plan”), which are netted and surrendered as payment for applicable tax withholding on the vesting of their stock awards. Shares surrendered by the participants in accordance with the Plan and the applicable award agreements are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. In the six months ended June 30, 2010, the Company repurchased 21 shares for a total cost of $2,170.

6. Stock-based Compensation

During the first quarter of 2010, the Company granted stock only stock appreciation rights (“SARs”) on 556 shares of its common stock to eligible employees. The grant date fair value of the SARs was $39.35 per share with an exercise price of $103.79 per share based on the closing price of common stock on the date of grant. The SARs vest in two equal installments on the second and third anniversary of the grant date.

During the second quarter of 2010, the Company granted 6 restricted stock units for common stock with a weighted-average grant date fair value of $142.54 which vest on the third anniversary of the grant.

Total stock-based compensation expense was $7,202 and $12,138 ($4,443 and $7,487 net of tax) for the three and six months ended June 30, 2010, respectively, and was $4,535 and $8,065 ($2,781 and $4,945 net of tax) for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2010 and 2009, $200, $449, $196 and $354 respectively, of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the six months ended June 30, 2010, 125 SARs and options to purchase shares of common stock were exercised, 1 option expired, 1 SAR was forfeited and 60 shares of performance-contingent restricted stock vested.

7. Related Party Transactions

The Company’s Chief Marketing Officer (“CMO”), served as Creative Director for Sequence, LLC (“Sequence”), a strategic design and marketing consulting firm he co-founded, prior to joining the Company in January 2009. In connection with the CMO’s separation from Sequence, the parties entered into certain agreements that remain in effect. Sequence has provided the Company with a variety of marketing consulting services totaling $487 and $773 for the six months ended June 30, 2010 and 2009, respectively.

8. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SARs and non-vested stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have had an anti-dilutive effect. SARs and options to purchase 479 and 678 shares of common stock were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2010, and 322 and 742 were excluded for the three and six months ended June 30, 2009, because they were anti-dilutive. In addition, 119 stock awards subject to performance conditions were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2010 and 2009.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$46,461	$35,393	$84,308	$60,785
Shares:
Weighted average number of common shares outstanding	31,373	31,856	31,428	31,929
Dilutive stock options and SARS	385	258	329	258
Dilutive non-vested stock awards	44	81	51	91

Diluted weighted average number of common shares outstanding	31,802	32,195	31,808	32,278

Basic earnings per share	$1.48	$1.11	$2.68	$1.90

Diluted earnings per share	$1.46	$1.10	$2.65	$1.88

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

        In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2010. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

10. Subsequent Events

On July 22, 2010, the Company announced that their Board of Directors has authorized the expenditure of up to an additional $100 million to repurchase shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimate of the number of restaurants we intend to open, projections regarding potential changes in comparable restaurant sales and food and other costs during 2010, as well as discussion of possible stock repurchases, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2009, as updated in Part II, Item 1.A of this report.

Overview

Chipotle operates fresh Mexican food restaurants serving burritos, tacos, burrito bowls (a burrito without the tortilla) and salads. We began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. Over the years, that vision has evolved. Today, our vision is to change the way the world thinks about and eats fast food. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine-dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Our approach is also guided by our belief in an idea we call “Food With Integrity”. Our objective is to find the highest quality ingredients we can—ingredients that are grown or raised with respect for the environment, animals and people who grow or raise the food.

2010 Highlights

Restaurant Development. As of June 30, 2010, we had 1,001 restaurants, of which 999 were located throughout the United States and one in Toronto, Canada as well as one in London, England. New restaurants have contributed substantially to our revenue growth. We opened 25 and 45 restaurants during the three and six months ended June 30, 2010 including our first restaurant in London. We expect to open between 120 and 130 restaurants in 2010. Up to 25% of these openings will be what we are calling “A Model” restaurants. These restaurants are located in well established markets with high levels of brand awareness. A Model locations are being built primarily in secondary trade areas which have attractive demographics but are typically characterized by lower occupancy costs. A Model locations are also being constructed for substantially lower investment costs than our recent traditional restaurant openings. While the economic environment has put pressure on the commercial real estate market and developers, reducing the number of new real estate developments available to us, which have historically accounted for a majority of our new restaurants, we expect that A Model locations will allow us to pursue additional opportunities and continue to open 120-130 restaurants in 2010.

Sales Growth. Average restaurant sales were $1.763 million as of June 30, 2010. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increase for the first six months of 2010 was 6.6% driven primarily by an increase in customer visits. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. We expect our 2010 full year comparable restaurant sales increases to be in the mid to high single digits.

Food With Integrity. We face challenges associated with pursuing Food With Integrity, including the availability of naturally raised meats. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely in open pastures or deeply bedded pens. Our definition is more stringent than the USDA’s standard for naturally raised marketing claims. We continue to serve naturally raised pork in all our restaurants. During the second quarter we reached our goal of serving barbacoa made with naturally raised beef in all of our restaurants, which has increased the amount of naturally raised beef we serve to about 85%. As a result of ongoing supply challenges, we had to reduce the percentage of naturally raised chicken we serve by about 20% during the second quarter benefitting food costs. We expect about 80% of our chicken to be naturally raised until additional supply of chicken that meets our naturally raised protocols becomes available.

We began our local produce program in 2008 with a commitment to serve at least 25% of at least one produce item in each market while seasonally available, and increased that commitment to 35% in 2009. For 2010, we have increased our local produce goal to 50% of at least one produce item in each market while seasonally available. Also for 2010, 40% of all the beans we buy are organically grown, up from 35% in 2009, and about 42% of cilantro used in our restaurants is organically grown. Additionally, 50% of the cheese currently used in our restaurants is made using milk from cows that are given access to pasture, as opposed to being kept in confinement like most dairy cows.

Stock Repurchase. In November 2009, we announced that our Board of Directors approved the expenditure of up to $100 million to repurchase shares of our common stock. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. We purchased stock with an aggregate total repurchase price of $56.4 million under the authorized program during the six months ended June 30, 2010. On July 22, 2010, we announced that our Board of Directors has authorized the expenditure of up to an additional $100 million to repurchase additional shares of our common stock. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
Beginning of period	976	862	956	837
Openings	25	24	45	50
Closures	—	—	—	(1)

Total restaurants at end of period	1,001	886	1,001	886

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Revenue	$466.8	$388.8	20.1%	$876.5	$743.3	17.9%
Average restaurant sales	$1.763	$1.734	1.7%	$1.763	$1.734	1.7%
Comparable restaurant sales increases	8.7%	1.7%		6.6%	1.9%
Number of restaurants as of the end of the period	1,001	886	13.0%	1,001	886	13.0%
Number of restaurants opened in the period	25	24		45	50

The significant factors contributing to our increase in revenue for the three and six months ended June 30, 2010 were restaurant openings and comparable restaurant sales increases. Revenue for the three and six months ended June 30, 2010 for restaurants not in the comparable restaurant base contributed $44.8 million and $85.2 million of the increase in sales, respectively, of which $12.3 million and $16.3 million was attributable to restaurants opened in 2010. Comparable restaurant sales increases contributed to $33.1 million of the increase in revenue for the second quarter of 2010, and $48.0 million of the increase in restaurant sales for the first half of 2010. Comparable restaurant sales growth was due primarily to increases in customer visits.

Food, Beverage and Packaging Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Food, beverage and packaging	$141.9	$120.2	18.1%	$265.8	$230.1	15.5%
As a percentage of revenue	30.4%	30.9%		30.3%	31.0%

Food, beverage and packaging costs decreased as a percentage of revenue in the three and six months ended June 30, 2010 due to favorable food costs, primarily rice, cheese, avocados and chicken due to the switch to 20% commodity chicken resulting from supply constraints which we are working to alleviate as soon as possible. This decrease was partially offset by the increased cost of tomatoes and barbacoa as we began serving 100% naturally raised barbacoa in the second quarter.

Labor Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Labor costs	$114.8	$95.4	20.3%	$218.8	$189.0	15.8%
As a percentage of revenue	24.6%	24.5%		25.0%	25.4%

Labor costs as a percentage of revenue increased in the three months ended June 30, 2010 due primarily to increased insurance costs and increased average wage rates, partially offset by the benefit of higher average restaurant sales on a partially fixed-cost base.

Labor costs as a percentage of revenue decreased in the six months ended June 30, 2010 due to the benefit of higher average restaurant sales on a partially fixed-cost base and efficiencies in management and crew labor, partially offset by increased insurance costs and increased average wage rates.

Occupancy Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Occupancy costs	$31.8	$28.2	12.8%	$62.9	$55.1	14.0%
As a percentage of revenue	6.8%	7.2%		7.2%	7.4%

Occupancy costs decreased as a percentage of revenue in the three and six months ended June 30, 2010 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base, partially offset by higher average rents for new locations.

Other Operating Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Other operating costs	$53.0	$43.8	20.8%	$96.6	$84.5	14.4%
As a percentage of revenue	11.3%	11.3%		11.0%	11.4%

Other operating costs remained flat as a percentage of revenue in the three months ended June 30, 2010. Increases in marketing and promotional spend and bank fees were offset by the benefit of higher average restaurant sales on a partially fixed-cost base.

Other operating costs decreased as a percentage of revenue in the six months ending June 30, 2010 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base. We continue to expect the marketing and promotional spend as a percentage of revenue to increase for the full year 2010 compared to 2009 which will result in increased other operating costs as a percentage of revenue for the second half of the year as compared to the first half.

General and Administrative Expenses

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
General and administrative expense	$30.1	$25.8	16.8%	$56.3	$49.5	13.8%
As a percentage of revenue	6.5%	6.6%		6.4%	6.7%

The increase in general and administrative expenses in 2010 primarily resulted from an increase in stock-based compensation expense, hiring more employees as we grew and increased travel costs. As a percentage of revenue, the decrease in general and administrative expenses was due to the benefit of higher average restaurant sales on a partially fixed-cost base, partially offset by increased expenses listed above.

During the third quarter of 2010, general and administrative expenses are expected to be higher due to our all manager conference being held in August. For the full year 2010, general and administrative expenses as a percentage of revenue are expected to be consistent with 2009.

Depreciation and Amortization

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Depreciation and amortization	$17.1	$15.2	12.2%	$33.8	$30.0	12.9%
As a percentage of revenue	3.7%	3.9%		3.9%	4.0%

Depreciation and amortization increased primarily due to restaurants opened in 2010 and 2009. As a percentage of total revenue, depreciation and amortization decreased as a result of the benefit of higher average restaurant sales on a partially fixed-cost base.

Pre-opening Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% decrease
	2010	2009		2010	2009
	(dollars in millions)
Pre-opening costs	$1.7	$1.6	9.9%	$3.2	$3.5	(6.8)%
As a percentage of revenue	0.4%	0.4%		0.4%	0.5%
Restaurant openings	25	24		45	50

The increase in pre-opening costs for the three months ended June 30, 2010 was a result of an increase in the number of restaurants opened and under construction in 2010 and an increase in rent expense recognized during the construction period due to higher average rents for new locations.

The decrease in pre-opening costs for the six months ended June 30, 2010 was a result of a decrease in the number of restaurants opened in 2010, partially offset by an increase in rent expense recognized during the construction period due to higher average rents for new locations.

Loss on Disposal of Assets

	For the three months ended June 30		% increase	For the six months ended June 30		% decrease
	2010	2009		2010	2009
	(dollars in millions)
Loss on disposal of assets	$1.5	$1.3	12.5%	$2.8	$3.2	(13.3)%
As a percentage of revenue	0.3%	0.3%		0.3%	0.4%

Loss on disposal of assets for the second quarter of 2010 remained flat as a percentage of revenue.

The loss on disposal of assets decreased as a percentage of revenue for the six months ended June 30, 2010 primarily due to a decrease in the number of remodels and asset retirements in the first six months of 2010. The decrease in asset retirements was a result of comprehensive maintenance and repair programs instituted over the last couple of years and continued assessment of, and in some cases adjustments to, our estimated useful lives.

Interest and Other Income

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Interest and other income	$0.4	$0.3	45.7%	$0.7	$0.5	43.0%
As a percentage of revenue	0.1%	0.1%		0.1%	0.1%

Interest and other income increased primarily due to higher average short term investment balances and higher yields on our investments compared to the same periods in 2009. Interest and other income remained flat as a percentage of revenue for the three and six months ended June 30, 2010.

Provision for Income Taxes

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Provision for income taxes	$28.8	$22.0	30.9%	$52.5	$38.0	38.3%
Effective tax rate	38.3%	38.4%		38.4%	38.4%

The 2010 estimated annual effective tax rate remained consistent with 2009.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $307.0 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and short-term investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

We have an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at our option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on our compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. The facility expires in February 2014, but can be terminated or decreased at our option prior to expiration. We intend to use the credit facility, if at all, for letters of credit issued in the normal course of business and normal short-term working capital needs. As of June 30, 2010, there were no loans outstanding and available borrowings were $19.7 million.

Off-Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash equivalents and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2010, we had $105.0 million deposited in available-for-sale securities, $113.5 million in accounts with an earnings credit we classify as interest income, and $70.0 million in short-term investments, which combined bear a weighted-average interest rate of 0.6%.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2010 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April	14,850	$138.24	14,850	$68,188,268
Purchased 4/29 through 4/30
May	155,941	$136.99	155,941	$46,825,940
Purchased 5/3 through 5/28
June	119,022	$145.43	119,022	$29,516,077
Purchased 6/1 through 6/30
Total	289,813	$140.52	289,813	$29,516,077

(1)	-	All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	-	Shares were repurchased pursuant to a repurchase program announced in November 2009. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. This column does not include an additional $100 million in authorized repurchases announced on July 22, 2010. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION

On July 22, 2010, we announced that our Board of Directors has authorized the expenditure of up to $100 million to repurchase shares of our common stock. This authorization is in addition to the $100 million in stock repurchases announced in November 2009. The Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

On July 27, 2010, Jack Hartung, our Chief Financial Officer, adopted a sales plan designed to comply with Rule 10b5-1 under the Exchange Act. The sales plan, which Mr. Hartung adopted in compliance with restrictions imposed by our Insider Trading Policy, is intended to facilitate the diversification of Mr. Hartung’s personal assets. The plan provides for sales of shares of common stock owned by Mr. Hartung, subject to specified minimum market prices. Total sales on Mr. Hartung’s behalf under the sales plan are limited to an aggregate of 2,500 shares. In the event all of the shares subject to the sales plan are sold, Mr. Hartung would continue to beneficially own 35,941 shares of our common stock, including 25,000 shares underlying vested stock options but excluding 137,300 shares underlying unvested stock options and stock appreciation rights and 15,000 unvested performance shares.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: July 27, 2010

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Common Stock.*

10.1	Board Pay Policies.

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).