Form 10-Q
period 2010-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2010-10-22
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

As of October 19, 2010 there were 30,945,412 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Consolidated Balance Sheet

(in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$210,996	$219,566
Accounts receivable, net of allowance for doubtful accounts of $99 and $339 as of September 30, 2010 and December 31, 2009, respectively	4,446	4,763
Inventory	7,175	5,614
Income tax receivable	10,091	—
Current deferred tax asset	3,758	3,134
Prepaid expenses	18,933	14,377
Available-for-sale securities	90,000	50,000

Total current assets	345,399	297,454
Leasehold improvements, property and equipment, net	658,423	636,411
Other assets	6,610	5,701
Goodwill	21,939	21,939

Total assets	$1,032,371	$961,505

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$35,641	$25,230
Accrued payroll and benefits	39,085	41,404
Accrued liabilities	28,590	31,216
Current portion of deemed landlord financing	117	96
Income tax payable	—	4,207

Total current liabilities	103,433	102,153
Deferred rent	118,394	106,395
Deemed landlord financing	3,693	3,782
Deferred income tax liability	36,448	38,863
Other liabilities	9,374	6,851

Total liabilities	271,342	258,044

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 230,000 shares authorized, and 33,749 and 33,473 shares issued as of September 30, 2010 and December 31, 2009, respectively	338	335
Additional paid-in capital	575,554	539,880
Treasury stock, at cost, 2,810 and 1,990 common shares at September 30, 2010 and December 31, 2009, respectively	(225,796)	(114,316)
Accumulated other comprehensive income	864	29
Retained earnings	410,069	277,533

Total shareholders’ equity	761,029	703,461

Total liabilities and shareholders’ equity	$1,032,371	$961,505

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$476,874	$387,581	$1,353,401	$1,130,873

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	145,688	119,473	411,518	349,564
Labor	115,234	96,419	334,041	285,375
Occupancy	32,096	28,677	94,956	83,801
Other operating costs	51,977	44,118	148,623	128,626
General and administrative expenses	33,522	24,555	89,857	74,071
Depreciation and amortization	17,319	15,451	51,106	45,368
Pre-opening costs	1,943	2,535	5,169	5,996
Loss on disposal of assets	1,511	1,544	4,292	4,752

Total operating expenses	399,290	332,772	1,139,562	977,553

Income from operations	77,584	54,809	213,839	153,320
Interest and other income	395	132	1,097	623
Interest and other expense	(14)	(74)	(178)	(333)

Income before income taxes	77,965	54,867	214,758	153,610
Provision for income taxes	(29,737)	(20,403)	(82,222)	(58,361)

Net income	$48,228	$34,464	$132,536	$95,249

Earnings per share:
Basic	$1.55	$1.09	$4.24	$2.99

Diluted	$1.52	$1.08	$4.18	$2.96

Weighted average common shares outstanding:
Basic	31,031	31,625	31,278	31,827

Diluted	31,629	31,949	31,731	32,168

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2010	2009
Operating activities
Net income	$132,536	$95,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,106	45,368
Deferred income tax (benefit) provision	(3,039)	10,381
Loss on disposal of assets	4,292	4,752
Bad debt allowance	(228)	(245)
Stock-based compensation	17,846	11,479
Other	—	172
Changes in operating assets and liabilities:
Accounts receivable	545	755
Inventory	(1,560)	(1,069)
Prepaid expenses	(4,553)	(1,594)
Other assets	(903)	(637)
Accounts payable	4,883	3,230
Accrued liabilities	(4,948)	1,676
Income tax receivable/payable	(14,298)	(4,691)
Deferred rent	11,994	12,497
Other long-term liabilities	2,523	1,770

Net cash provided by operating activities	196,196	179,093

Investing activities
Purchases of leasehold improvements, property and equipment, net	(71,179)	(80,282)
Purchases of available-for-sale securities	(90,000)	—
Maturity of available-for-sale securities	50,000	99,990

Net cash provided by (used in) investing activities	(111,179)	19,708

Financing activities
Proceeds from option exercises	11,295	11,406
Excess tax benefit on stock-based compensation	5,887	10,257
Payments on deemed landlord financing	(68)	(61)
Acquisition of treasury stock	(111,480)	(70,001)

Net cash used in financing activities	(94,366)	(48,399)

Effect of exchange rate changes on cash and cash equivalents	779	—

Net change in cash and cash equivalents	(8,570)	150,402
Cash and cash equivalents at beginning of period	219,566	88,044

Cash and cash equivalents at end of period	$210,996	$238,446

Supplemental disclosures of cash flow information
Increase in purchases of leasehold improvements, property and equipment accrued in accounts payable	$5,525	$5,435

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has two restaurants in Toronto, Canada and one in London, England. As of September 30, 2010, the Company operated 1,023 restaurants. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment.

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

3. Comprehensive Income

The following table presents comprehensive income for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$48,228	$34,464	$132,536	$95,249
Foreign currency translation adjustments	944	4	835	172

Comprehensive income	$49,172	$34,468	$133,371	$95,421

4. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying value of available-for-sale securities was determined to approximate fair value with fair value measured on a recurring basis based on level 2 inputs (quoted prices for identical assets in markets that are not active). Available-for-sale securities consisted of CDARS, certificate of deposit products.

5. Shareholders’ Equity

During the first nine months of 2010, the Company purchased shares of common stock under an authorized share repurchase program. The shares may be purchased from time to time in open market transactions, subject to market conditions. The Company repurchased 800 shares for $109,311 during the nine months ended September 30, 2010. The cumulative shares repurchased under authorized programs as of September 30, 2010 are 2,789 for a total cost of $223,626. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

The Company has repurchased shares of common stock from participants of the Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan (“the Plan”), which are netted and surrendered as payment for applicable tax withholding on the vesting of their stock awards. Shares surrendered by the participants in accordance with the Plan and the applicable award agreements are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. In the nine months ended September 30, 2010, the Company repurchased 21 shares for a total cost of $2,170.

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

During the third quarter of 2010, the Company granted SARs on 3 shares of its common stock to eligible employees. The grant date fair value of the SARs was $54.05 per share with an exercise price of $142.76 per share based on the closing price of common stock on the date of the grant. The SARs vest in two equal installments on the second and third anniversary of the grant date.

Total stock-based compensation expense was $6,357 and $18,495 ($3,910 and $11,374 net of tax) for the three and nine months ended September 30, 2010, respectively, and was $3,944 and $12,009 ($2,418 and $7,364 net of tax) for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2010 and 2009, $200, $649, $176 and $530 respectively, of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

7. Related Party Transactions

The Company’s Chief Marketing Officer (“CMO”), served as Creative Director for Sequence, LLC (“Sequence”), a strategic design and marketing consulting firm he co-founded, prior to joining the Company in January 2009. In connection with the CMO’s separation from Sequence, the parties entered into certain agreements that remain in effect. Sequence has provided the Company with a variety of marketing consulting services totaling $575 and $1,046 for the nine months ended September 30, 2010 and 2009, respectively.

8. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SARs and non-vested stock awards. SARs and options to purchase 3 and 453 shares of common stock were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2010, and 322 and 602 were excluded for the three and nine months ended September 30, 2009, because they were anti-dilutive. In addition, 79 stock awards for the nine months ended September 30, 2010 and 119 stock awards for the three and nine months ended September 30, 2009 were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$48,228	$34,464	$132,536	$95,249
Shares:
Weighted average number of common shares outstanding	31,031	31,625	31,278	31,827
Dilutive stock options and SARS	460	241	373	252
Dilutive non-vested stock awards	138	83	80	89

Diluted weighted average number of common shares outstanding	31,629	31,949	31,731	32,168

Basic earnings per share	$1.55	$1.09	$4.24	$2.99

Diluted earnings per share	$1.52	$1.08	$4.18	$2.96

9. Commitments and Contingencies

In 2006, Maurizio Antoninetti filed suit against the Company in the U.S. District Court for the Southern District of California, primarily claiming that the height of the serving line wall in the Company’s restaurants violated the Americans with Disabilities Act, or ADA, as well as California disability laws. On December 6, 2006, Mr. Antoninetti filed an additional lawsuit in the same court making the same allegations on a class action basis, on behalf of himself and a purported class of disabled individuals, and a similar class action was filed by James Perkins in U.S. District Court for the Central District of California on May 7, 2008.

In the individual Antoninetti action, the district court entered a ruling in which it found that although the Company’s counter height violated the ADA, the Company provided the plaintiff with an equivalent facilitation, and awarded attorney’s fees and minimal damages to the plaintiff. The Company and the plaintiff appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit, and on July 26, 2010, the appeals court entered a ruling finding that the Company violated the ADA and did not provide the plaintiff with an equivalent facilitation, and remanded the case to the district court.

The Company is contemplating an appeal of the recent ruling from the appeals court in the individual Antoninetti action. In the event it chooses not to appeal or is not successful in an appeal, the Company intends to vigorously defend the class action ADA cases. The Company lowered the height of its serving line walls throughout California some time ago, which makes injunctive relief in these actions moot, and has the lower serving lines in a significant majority of its restaurants outside of California as well. The Company also expects to contest certification of a plaintiff class in these actions. It is not possible at this time to reasonably estimate the outcome of, or any potential liability, from these cases.

A lawsuit has been filed against the Company in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to its employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of the Company’s present and former employees. The trial court denied the plaintiff’s motion to certify the purported class and the California Court of Appeals affirmed that decision, and as a result the action can proceed, if at all, as an action by a single plaintiff. Although the limitation to a single-plaintiff action significantly minimizes the Company’s current potential exposure from the case and the Company has various defenses, due to the possibility of further appeals and the uncertainties of litigation it is not possible at this time to reasonably estimate the outcome of, or any potential liability, from this case.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2010. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open and our effective tax rate for 2011, projections regarding potential changes in comparable restaurant sales and food and other costs, and discussion of possible stock repurchases, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2009, as updated in Part II, Item 1.A of this report.

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

2010 Highlights

Restaurant Development. As of September 30, 2010, we had 1,023 restaurants, of which 1,020 were located throughout the United States, two in Toronto, Canada as well as one in London, England. New restaurants have contributed substantially to our revenue growth. We opened 22 and 67 restaurants during the three and nine months ended September 30, 2010. We expect to open between 120 and 130 restaurants in 2010. Up to 25% of these openings will be what we are calling “A Model” restaurants. These restaurants are located in well established markets with high levels of brand awareness. A Model locations are being built primarily in secondary trade areas which have attractive demographics but are typically characterized by lower occupancy costs. A Model locations are also being constructed for substantially lower investment costs than our recent traditional restaurant openings. While the economic environment has put pressure on the commercial real estate market and developers, reducing the number of new real estate developments available to us, which have historically accounted for a majority of our new restaurants, we expect that A Model locations will allow us to pursue additional opportunities and continue to open 120-130 restaurants in 2010 and 135-145 restaurants in 2011. Among the expected restaurant openings in 2011 is a restaurant in Paris, France, which will be our first restaurant in France.

Sales Growth. Average restaurant sales were $1.806 million as of September 30, 2010. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increase for the first nine months of 2010 was 8.3% driven primarily by an increase in customer visits. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. We expect our 2010 full year comparable restaurant sales increases to be in the high single digits, and 2011 comparable restaurant sales increases to be in the low single digits.

Food With Integrity. We continue to serve naturally raised pork in all our restaurants. We also serve barbacoa made with naturally raised beef in all of our restaurants, and during the third quarter increased the percentage of naturally raised steak we serve to almost 85%, which has increased the total amount of naturally raised beef we serve to about 90%. We face challenges associated with pursuing Food With Integrity, including the availability of naturally raised meats. As a result of ongoing supply challenges, the percentage of naturally raised chicken we serve declined to about 80% in the second and third quarters, benefitting food costs. We expect about 85% of our chicken to be naturally raised during the fourth quarter of 2010 and expect additional supply of chicken that meets our naturally raised protocols to become available during the first half of 2011 which will increase food costs. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely. Our definition is more stringent than the USDA’s standard for naturally raised marketing claims.

        We began our local produce program in 2008 with a commitment to serve at least 25% of at least one locally grown produce item in each market while seasonally available, and increased that commitment to 35% in 2009. For 2010, we have increased our local produce goal to 50% of at least one locally grown produce item in each market while seasonally available. We have purchased about 8.2 million pounds of locally grown produce in 2010. For 2010, the produce generally comes from within about 250 miles of our distribution centers, with nearly 70% coming from within 150 miles and one-third of the produce arriving from within 50 miles. Also for 2010, 40% of all the beans we buy are organically grown, up from 35% in 2009, and we increased the percentage of organically grown cilantro used in our restaurants to 54% in the third quarter. Additionally, 59% of the cheese currently used in our restaurants is made using milk from cows that are given access to pasture, as opposed to being kept in confinement like most dairy cows.

Due to inflationary pressures and continued Food With Integrity initiatives, we expect food costs as a percentage of revenue to increase during the fourth quarter, with inflationary pressures on food costs continuing and potentially increasing during 2011.

Stock Repurchase. In November 2009, we announced that our Board of Directors approved the expenditure of up to $100 million to repurchase shares of our common stock. In July 2010, we announced that our Board of Directors authorized the expenditure of up to an additional $100 million to repurchase shares of our common stock. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. We purchased stock with an aggregate total repurchase price of $109.3 million under the authorized programs during the nine months ended September 30, 2010. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
Beginning of period	1,001	886	956	837
Openings	22	26	67	76
Closures	—	(1)	—	(2)

Total restaurants at end of period	1,023	911	1,023	911

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Revenue	$476.9	$387.6	23.0%	$1,353.4	$1,130.9	19.7%
Average restaurant sales	$1.806	$1.736	4.0%	$1.806	$1.736	4.0%
Comparable restaurant sales increases	11.4%	2.7%		8.3%	2.2%

Number of restaurants as of the end of the period	1,023	911	12.3%	1,023	911	12.3%
Number of restaurants opened in the period	22	26		67	76

The significant factors contributing to our increase in revenue for the three and nine months ended September 30, 2010 were restaurant openings and comparable restaurant sales increases. Revenue for the three and nine months ended September 30, 2010 for restaurants not in the comparable restaurant base contributed $45.8 million and $131.1 million of the increase in sales, respectively, of which $21.3 million and $37.6 million was attributable to restaurants opened in 2010. Comparable restaurant sales increases contributed to $43.5 million of the increase in revenue for the third quarter of 2010, and $91.5 million of the increase in restaurant sales for the first nine months of 2010. Comparable restaurant sales growth was due primarily to increases in customer visits.

Food, Beverage and Packaging Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Food, beverage and packaging	$145.7	$119.5	21.9%	$411.5	$349.6	17.7%
As a percentage of revenue	30.6%	30.8%		30.4%	30.9%

Food, beverage and packaging costs decreased as a percentage of revenue in the three months ended September 30, 2010 due to favorable food costs, primarily avocados, corn, rice and chicken due to the switch to commodity chicken in certain markets resulting from supply constraints which we are working to alleviate as soon as possible. This decrease was partially offset by the increased cost of barbacoa and steak as we increased the percentage of naturally raised beef in our restaurants.

Food, beverage and packaging costs decreased as a percentage of revenue in the nine months ended September 30, 2010 due to favorable food costs, primarily rice, avocados and corn. We expect to see food cost pressures in the fourth quarter of 2010, continuing throughout and potentially increasing in 2011.

Labor Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Labor costs	$115.2	$96.4	19.5%	$334.0	$285.4	17.1%
As a percentage of revenue	24.2%	24.9%		24.7%	25.2%

Labor costs as a percentage of revenue decreased in the three months ended September 30, 2010 due primarily to the benefit of higher average restaurant sales, partially offset by increased average wage rates and increased worker’s compensation insurance costs.

Labor costs as a percentage of revenue decreased in the nine months ended September 30, 2010 due to the benefit of higher average restaurant sales and efficiencies in management and crew labor, partially offset by increased average wage rates and increased insurance costs.

Occupancy Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2010	2009		2010	2009
Occupancy costs	$32.1	$28.7	11.9%	$95.0	$83.8	13.3%
As a percentage of revenue	6.7%	7.4%		7.0%	7.4%

Occupancy costs decreased as a percentage of revenue in the three and nine months ended September 30, 2010 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base, partially offset by higher average rents for new locations.

Other Operating Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Other operating costs	$52.0	$44.1	17.8%	$148.6	$128.6	15.5%
As a percentage of revenue	10.9%	11.4%		11.0%	11.4%

Other operating costs decreased as a percentage of revenue in the three and nine months ended September 30, 2010 due primarily to the benefit of higher average restaurant sales on a partially fixed-cost base and decreased insurance costs, partially offset by increased bank fees.

General and Administrative Expenses

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
General and administrative expense	$33.5	$24.6	36.5%	$89.9	$74.1	21.3%
As a percentage of revenue	7.0%	6.3%		6.6%	6.5%

The increase in general and administrative expenses in the three months ended September 30, 2010 primarily resulted from the biennial all manager conference we held during the quarter, an increase in stock-based compensation expense and hiring more employees as we grew.

The increase in general and administrative expenses in the nine months ended September 30, 2010 primarily resulted from an increase in stock-based compensation expense, costs from the all manager conference and hiring more employees as we grew.

As a percentage of revenue, general and administrative expenses increased due to the expenses listed above partially offset by the benefit of higher average restaurant sales on a partially fixed-cost base.

Depreciation and Amortization

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Depreciation and amortization	$17.3	$15.5	12.1%	$51.1	$45.4	12.6%
As a percentage of revenue	3.6%	4.0%		3.8%	4.0%

Depreciation and amortization increased primarily due to restaurants opened in 2010 and 2009. As a percentage of total revenue, depreciation and amortization decreased as a result of the benefit of higher average restaurant sales on a partially fixed-cost base.

Pre-opening Costs

	For the three months ended September 30		% decrease	For the nine months ended September 30		% decrease
	2010	2009		2010	2009
	(dollars in millions)
Pre-opening costs	$1.9	$2.5	(23.4)%	$5.2	$6.0	(13.8)%
As a percentage of revenue	0.4%	0.7%		0.4%	0.5%
Restaurant openings	22	26		67	76

The decrease in pre-opening costs for the three and nine months ended September 30, 2010 was a result of a decrease in the number of restaurants opened in 2010 as well as cost control efforts around restaurant pre-opening activities.

Loss on Disposal of Assets

	For the three months ended September 30		% decrease	For the nine months ended September 30		% decrease
	2010	2009		2010	2009
	(dollars in millions)
Loss on disposal of assets	$1.5	$1.5	(2.1)%	$4.3	$4.8	(9.7)%
As a percentage of revenue	0.3%	0.4%		0.3%	0.4%

The loss on disposal of assets decreased as a percentage of revenue for the three and nine months ended September 30, 2010 primarily due to a decrease in the number of remodels and asset retirements in the first nine months of 2010. The decrease in asset retirements was a result of comprehensive maintenance and repair programs instituted over the last couple of years and continued assessment of, and in some cases adjustments to, our estimated useful lives.

Interest and Other Income

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Interest and other income	$0.4	$0.1	199.2%	$1.1	$0.6	76.1%
As a percentage of revenue	0.1%	0.0%		0.1%	0.1%

Interest and other income increased primarily due to higher average short term investment balances and higher yields on our investments compared to the same periods in 2009.

Provision for Income Taxes

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2010	2009		2010	2009
	(dollars in millions)
Provision for income taxes	$29.7	$20.4	45.7%	$82.2	$58.4	40.9%
Effective tax rate	38.1%	37.2%		38.3%	38.0%

The 2010 estimated annual effective tax rate is expected to be 38.3% which includes a benefit from the 2009 federal tax return adjustments. The 2009 effective tax rate for the three and nine months include one-time adjustments for prior period meals and entertainment deductions and a benefit from the 2008 federal tax return adjustments. We estimate our 2011 annual effective tax rate will be 38.4%.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $301.0 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and short-term investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

We have an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at our option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on our compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. The facility expires in February 2014, but can be terminated or decreased at our option prior to expiration. We intend to use the credit facility, if at all, for letters of credit issued in the normal course of business and normal short-term working capital needs. As of September 30, 2010, there were no loans outstanding and available borrowings were $19.7 million.

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We’re exposed to interest rate risk through the investment of our cash equivalents and available-for-sale securities. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2010, we had $90.0 million deposited in available-for-sale securities, $127.7 million in accounts with an earnings credit we classify as interest income, and $78.8 million in short-term investments, which combined bear a weighted-average interest rate of 0.5%.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2010 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

In 2006, Maurizio Antoninetti filed suit against us in the U.S. District Court for the Southern District of California, primarily claiming that the height of the serving line wall in our restaurants violated the Americans with Disabilities Act, or ADA, as well as California disability laws. On December 6, 2006, Mr. Antoninetti filed an additional lawsuit in the same court making the same allegations on a class action basis, on behalf of himself and a purported class of disabled individuals, and a similar class action was filed by James Perkins in U.S. District Court for the Central District of California on May 7, 2008.

In the individual Antoninetti action, the district court entered a ruling in which it found that although our counter height violated the ADA, we provided the plaintiff with an equivalent facilitation, and awarded attorney’s fees and minimal damages to the plaintiff. We and the plaintiff appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit, and on July 26, 2010, the appeals court entered a ruling finding that we violated the ADA and did not provide the plaintiff with an equivalent facilitation, and remanded the case to the district court.

We are contemplating an appeal of the recent ruling from the appeals court in the individual Antoninetti action. In the event we choose not to appeal or are not successful in an appeal, we will vigorously defend the class action ADA cases. We lowered the height of our serving line walls throughout California some time ago, which makes injunctive relief in these actions moot, and have the lower serving lines in a significant majority of our restaurants outside of California as well. We also expect to contest certification of a plaintiff class in these actions. It is not possible at this time to reasonably estimate the outcome of, or any potential liability, from these cases.

A lawsuit has been filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of our present and former employees. The trial court denied the plaintiff’s motion to certify the purported class and the California Court of Appeals affirmed that decision, and as a result the action can proceed, if at all, as an action by a single plaintiff. The plaintiff has appealed the court’s denial of class certification, and the appeal remains pending. Although the limitation to a single-plaintiff action significantly minimizes our current potential exposure from the case and we have various defenses, due to the possibility of further appeals and the uncertainties of litigation it is not possible at this time to reasonably estimate the outcome of, or any potential liability, from this case.

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

There were 1,023 Chipotle restaurants as of September 30, 2010. We plan to increase the number of our restaurants significantly in the next three years, and plan to open between 53 and 63 new restaurants in the fourth quarter of 2010 and between 135 and 145 new restaurants in 2011, with openings in 2011 to be weighted towards the fourth quarter. However, we have in the past experienced delays in opening some restaurants and that could happen again as a result of any of the following factors:

•	delay or cancellation of new site development by developers and landlords;

•	our potential inability to locate and secure new restaurant sites in locations that we believe to be attractive;

•	difficulty managing construction and development costs of new restaurants at affordable levels, particularly in competitive markets;

•	obstacles to hiring and training qualified operating personnel in the local market;

•	any shortages of construction materials and labor;

•	difficulty negotiating leases with acceptable terms;

•	lack of availability of, or inability to obtain, adequate supplies of ingredients that meet our quality standards;

•	failures or delays in securing required governmental approvals (including construction, parking and other permits); and

•	the impact of inclement weather, natural disasters and other calamities.

One of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites. Competition for those sites in our target markets can be intense, and development and leasing costs are increasing (particularly for urban locations). These factors may be exacerbated by continued difficulties in the commercial real estate or credit markets, as developers may continue to delay or be unable to finance new projects. Delays or failures in opening new restaurants due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results. Moreover, as we open and operate more restaurants our rate of expansion relative to the size of our restaurant base will decline, which may in turn slow our sales and profitability growth.

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

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants beginning in their 13th full month of operations) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the higher profit margins associated with comparable restaurant sales. We expect comparable restaurant sales in 2011 to be in the low single digits, lower than what we have achieved in 2010. If recent positive trends in our comparable restaurant sales increases do not continue, we may lower our expectations for comparable restaurant sales for 2011.

In addition, our ability to increase comparable restaurant sales depends on many factors, including:

•	changes in consumer preferences and discretionary spending, including weaker consumer spending in difficult economic times, such as those that persisted throughout 2009 and early 2010;

•	consumer understanding and acceptance of the Chipotle experience;

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

•

initial sales performance of new restaurants, which is subject to the risks described in the Risk Factor section of our most recent annual report on Form 10-K under the heading “Our new restaurants, once opened, may not be profitable, and may adversely impact the sales of our existing restaurants”;

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and soy oil, has increased markedly in some years, resulting in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, increasing our food costs. Although the food price environment was generally favorable for us during 2010, we expect that there will be pricing pressures on some of our key ingredients and supplies during the fourth quarter of 2010, continuing into and potentially worsening in 2011. We could also be adversely impacted by price increases specific to naturally-raised meats or other food items we buy as part of our Food With Integrity focus, the markets for which are generally smaller and more concentrated than the markets for commodity food products. Any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese, avocados, beans, rice, tomatoes and pork, would adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to suspend serving menu items, such as guacamole, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales.

Our Food With Integrity philosophy subjects us to risks.

        Our approach to competing in the restaurant industry depends in large part on our continued ability to adhere to the principle of Food With Integrity. We use a substantial amount of naturally raised and sustainably grown ingredients, and try to make our food as fresh as we can, in light of pricing considerations. We do, however, face challenges associated with pursuing Food With Integrity. It can take longer to identify and secure relationships with suppliers meeting our criteria, and there are higher costs and other risks associated with purchasing naturally raised or sustainably grown ingredients. The growth process for naturally raised meat and sustainably grown vegetables is longer. Herd losses can also be greater when animals are not treated with antibiotics and hormones. Given the costs associated with natural and sustainable farming practices, and recently due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. Furthermore, as we increase our use of naturally raised and sustainably grown ingredients, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. As a result of these factors, we have continued to face shortages of naturally raised chicken and anticipate that those shortages will continue through at least the first quarter of 2011.

Moreover, we are broadening our commitment to serving local produce and produce purchased from farmers markets when seasonally available. These initiatives may make it more difficult to keep quality consistent and present additional risk of food-borne illnesses given the greater number of suppliers involved in such a system and the difficulty imposing our quality assurance programs on all such suppliers. Quality variations and food-borne illness concerns could adversely impact public perceptions of Food With Integrity or our brand generally. If as a result of any of these factors we are unable to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis, or at all, our food costs could increase, adversely impacting our operating margins. These factors could also cause us difficulties in aligning our brand with Food With Integrity, which could make us less popular among our customers and cause sales to decline. Our commitment to Food With Integrity may also leave us open to criticism from special interest groups whose ideas regarding food issues differ from ours or who believe we should pursue different or additional goals with our Food With Integrity approach. Any adverse publicity that results from such criticism could damage our brand and adversely impact customer traffic at our restaurants.

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

We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We may in the future have to modify restaurants, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications, or any damages, legal fees and costs associated with litigating or resolving claims under the ADA or similar state laws, could be material.

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

A comprehensive U.S. health care reform law was enacted in 2010. We are evaluating the impact the new law will have on our employees. Although we cannot predict with certainty the financial and operational impacts the new law will have on us, we expect that our expenses will increase over the long term as a result of the law, and any such increases could be large enough to materially impact our results of operations.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a growing number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available. The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants are covered by these national requirements. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July	148,650	$138.63	148,650	$108,909,341
Purchased 7/1 through 7/30
August	156,085	$148.13	156,085	$85,789,100
Purchased 8/2 through 8/31
September	55,316	$165.60	55,316	$76,628,828
Purchased 9/1 through 9/24
Total	360,051	$146.89	360,051	$76,628,828

(1)	-	All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	-	Shares were repurchased pursuant to repurchase programs announced on November 9, 2009 and July 22, 2010. Repurchases under each program are limited to $100 million in total repurchase price, and there is no expiration date. On August 13, 2010 we exhausted the $100 million program announced in November 2009. Authorization of the continuing repurchase program may be modified, suspended, or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        (Removed and Reserved).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: October 22, 2010

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Common Stock.*

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).