Form 10-K
period 2010-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2011-02-17
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $2.63 billion, based on the closing price of the registrant’s common stock on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2011, there were 31,037,621 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2010.

PART I

ITEM 1.	BUSINESS

General

Chipotle Mexican Grill, Inc. and its subsidiaries (“Chipotle”, the “Company”, or “We”) operate restaurants throughout the United States, as well as two restaurants in Toronto, Canada and one in London, England. As of December 31, 2010, we operated 1,084 restaurants. Our restaurants serve a focused menu of tacos, burritos, salads and burrito bowls (a burrito without the tortilla), made using fresh ingredients. We focus on trying to find the highest quality ingredients we can to make great tasting food; on recruiting and retaining top performing people to ensure that the restaurant experience we provide is exceptional; on building restaurants that are operationally efficient and aesthetically pleasing; and on doing all of this with increasing awareness and respect for the environment. We have grown substantially over the past five years, and expect to open between 135 and 145 additional restaurants in 2011.

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

We manage our operations and restaurants based on five regions that all report into a single segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2010, 2009, and 2008, and our total assets as of December 31, 2010 and 2009, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data”. Substantially all of our revenues are generated and assets are located in the U.S.

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

Our Menu and Food Preparation

Food With Integrity. Serving high quality food is what motivates us and is critical to our vision to change the way people think about and eat fast food. As part of our Food With Integrity philosophy, we believe that using fresh ingredients is not enough, so we spend time on farms and in the field to understand where our ingredients come from and how the animals are raised. Because our menu is so focused, we can concentrate on where we obtain each ingredient, and this has become a cornerstone of our continuous effort to improve our food. For example, as of December 31, 2010, all of our restaurants served carnitas made with naturally raised pork, as well as barbacoa made with naturally raised beef. Also as of December 31, 2010, about 80% of our restaurants served naturally raised steak and about 86% of our restaurants served naturally raised chicken. As a result of ongoing supply challenges, we had to suspend serving naturally raised chicken in certain markets beginning in the second quarter of 2010. We expect additional supplies of naturally raised chicken to become available during 2011. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely. Our definition is more stringent than the U.S. Department of Agriculture’s standard for naturally raised marketing claims. In addition, we work with leading animal welfare authorities to try to support more humane farming practices.

We’re also investigating the use of more sustainably grown produce, meaning produce grown by suppliers who we believe respect the environment and their employees, while still charging reasonable prices for our food. Today, about 40% of all of the beans we buy are organically grown—that is, they meet U.S. Food and Drug Administration standards for “organic”. In 2011, a portion of our beans – about 5% based on our current expectations – will be grown using conservation tillage methods, which improves soil conditions, reduces erosion, and helps preserve the environment in which they are grown. As of the end of 2010, about 78% of the cilantro we serve was organic. During 2010 we exceeded our local produce goal by purchasing about 9.4 million pounds of produce that travelled 350 miles or less from the farm to our restaurants. We expect to increase the amount of local produce purchased during 2011.

Our Food With Integrity commitment extends to the dairy products we serve as well. All of the sour cream and cheese we buy is made from milk that comes from cows that are not given rBGH, or recombinant bovine growth hormone which stimulates milk production. By the end of 2010, about 76% of the cheese used in our restaurants was made using milk from cows that are given access to pasture, as opposed to being kept in confinement, and we expect to increase that percentage during 2011.

We do, however, face challenges associated with pursuing Food With Integrity. For example, current economic conditions have led to natural chicken and steak supply shortages. It can take longer to identify and secure relationships with suppliers meeting our criteria, and there are higher costs and other risks associated with purchasing naturally raised or sustainably grown ingredients. The growing time for naturally raised meat and sustainably grown vegetables can be longer. Herd losses can also be greater when animals are not treated with antibiotics and hormones and field losses can be higher for organically grown produce. Given the costs associated with natural and sustainable farming practices, and recently due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. However, we believe that consumers’ increasing concern about where and how food is raised and the taste and health benefits of their food, and about the environmental management, animal husbandry and labor practices of food suppliers, will continue to foster demand for these natural and sustainable foods over the long-term. We believe that increased demand for naturally raised meat and produce over the long-term will continue to attract the interest and capital investment of larger farms and suppliers. We also understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing Food With Integrity with our desire to provide great food at reasonable prices. If we are able to continue growing while focusing on Food With Integrity our sourcing flexibility should improve over time, though we expect that most of these ingredients and other raw materials will remain more expensive than commodity-priced equivalents.

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

In preparing our food, we use stoves and grills, pots and pans, cutting knives, wire whisks and other kitchen utensils, walk-in refrigerators stocked with a variety of fresh ingredients, herbs and spices and dry goods such as rice. Ingredients we use include chicken and steak that is marinated and grilled in our restaurants, carnitas (seasoned and braised pork), barbacoa (spicy shredded beef) and pinto and vegetarian black beans. We add our rice, which is tossed with lime juice and freshly chopped cilantro, as well as freshly shredded cheese, sour cream, lettuce, peppers and onions, depending on each customer’s request. We use various herbs, spices and seasonings to prepare our meats and vegetables. We also provide a variety of extras such as guacamole, salsas and tortilla chips seasoned with fresh lime and kosher salt. In addition to sodas, fruit drinks and organic milk, most of our restaurants also offer a selection of beer and margaritas. Our food is prepared from scratch, with the majority prepared in our restaurants while some is prepared with the same fresh ingredients in commissaries.

Food Served Fast … So That Customers Can Enjoy It Slowly. Our employees spend hours preparing our food on-site, but each customer order can be ready in seconds. Customers select exactly what they want and how they want it by speaking directly to the employees that have prepared the food. While we think that our customers return because of the great-tasting food, we also think that they like getting food served fast without having a “fast-food” experience, even when they’re not in a hurry. And while our restaurants often have lines, we try to serve customers as quickly as possible. We’ve even been able to serve more than 300 customers an hour at some locations. The natural flow of our restaurant layout, including the floor plan and the design of our serving line, are designed to make the food ordering process intuitive and, we believe, more efficient. And we’re focused on further improving the speed of service in all of our restaurants, so that we can accommodate more customers and larger orders without disrupting restaurant traffic. For instance, our restaurants accept orders by fax, online or through an iPhone ordering application in order to provide a more convenient experience by allowing customers to avoid standing in line. We have installed change machines at the cashier station in virtually all of our restaurants, and have implemented a hand-held point-of-sale terminal in a small number of our restaurants which allows customers to pay with a credit card while waiting in line. We continue to focus on scheduling and deployment to improve the speed of service. By emphasizing speed of service without compromising the genuine interactions between our customers and our crews, and by continually making improvements to our restaurants, we believe that we can provide the Chipotle experience to more and more customers.

Quality Assurance and Food Safety. Chipotle is committed to serving safe, high quality food to our customers. Quality and food safety is integrated throughout our supply chain and everything we do; from the farms that supply our food all the way through to our front line. We have established close relationships with some of the top suppliers in the industry, and we actively maintain a limited list of approved suppliers from whom our distributors must purchase. Our quality assurance department establishes and monitors our quality and food safety programs for our supply chains. Our training and risk management departments develop and implement operating standards for food quality, preparation, cleanliness and safety in the restaurants. Our food safety programs are also designed to ensure that we comply with applicable federal, state and local food safety regulations.

Restaurant Management and Operations

Culture of High Performers. We value the individuality of our company, our employees and our customers, which we believe results in a management, operations and training philosophy distinct from that of our competitors. We are committed to creating a performance based culture that leads to the best restaurant experience possible for our customers. The foundation of that culture starts with hiring the best teams in our restaurants. We make an effort to hire employees who share a passion for food, and who will operate our restaurants in a way that is consistent with our high standards but that allows each of their unique personalities and strengths to contribute to our success. We provide attractive career opportunities to crew and managers who are committed to work hard, provide great customer service and have the ability to lead and empower others. We provide hands on, shoulder to shoulder training to develop the full potential of our restaurant employees. Through language programs our Spanish-speaking workers learn English, which helps our crew provide better customer service and provides greater career opportunities. This program helps encourage our staff members to develop skills that will enhance their work experience and enrich their personal lives. We are committed to developing our people and promoting from within, with almost 90% of salaried management and more than 95% of hourly management coming from internal promotions. Our best restaurant managers, who run great restaurants and develop strong, empowered restaurant teams, are promoted to Restaurateur and in that role can earn bonuses for developing people. We’ve leveraged our outstanding Restaurateurs’ leadership by giving select Restaurateurs responsibility for mentoring one or more nearby restaurants. This provides an opportunity for Restaurateurs to develop in field leadership roles one restaurant at a time. Restaurateurs who have shown they can successfully run four restaurants by developing teams of all top performers (including at least one Restaurateur), thereby creating a culture of high standards, constant improvement and empowerment in each of their restaurants, may be promoted to Apprentice Team Leaders.

Importance of Methods and Culture. Although we have many restaurants, we believe that our departure from the automated cooking techniques and microwaves used by many traditional fast-food and fast-casual restaurants helps to set us apart. Our crews use classic cooking methods: they marinate and grill meats, hand-chop produce and herbs, make fresh salsa and guacamole, and steam rice in small batches throughout the day. They work in kitchens that more closely resemble those of high-end restaurants than they do a typical fast-food place. Despite our more labor-intensive method of food preparation, our focused menu creates efficiencies which allow us to serve high quality food made from ingredients typically found in fine dining restaurants.

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

The Basics. Each restaurant typically has a restaurant manager (a position we’ve characterized as the most important in the company), an apprentice manager (in about three-quarters of our restaurants), one or two hourly service managers, one or two hourly kitchen managers and an average of 22 full and part-time crew members. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We tend to have more employees in our busier restaurants. We cross-train our people, so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people greater variety and the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our restaurant managers and crew members to welcome and interact with customers throughout the day. And although they may increase our labor costs, we believe that the benefits we provide to our employees, which include language training and a company car program for qualified restaurant managers, help us to attract and keep top performing restaurant managers and crew members. In addition to the employees serving our customers at each restaurant, we also have a field support system that includes apprentice team leaders, team leaders or area managers, team or operations directors and regional directors.

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

When we open a new restaurant, we plan a range of activities to introduce Chipotle to the local community and to create interest in the restaurant from the start. Our advertising has generally included print, outdoor, transit and radio ads but we are also incorporating online advertising into the mix, and adding strategic promotions that demonstrate how Chipotle is different than other restaurant concepts, or that connect us to like-minded individuals or organizations. In addition, we continue to generate considerable media coverage, with scores of publications writing favorably about our food, restaurant concept and business, and our food, restaurants and company have been featured in a number of television programs.

Collectively, these efforts have helped us create considerable word-of-mouth publicity, with our customers learning about us and telling others, allowing us to build awareness with relatively low advertising expenditures.

We also recognize the need for our marketing to evolve, much as we have evolved our food culture and our unique people culture. To this end, we have developed and introduced new logos, advertising and other branding elements, and are increasingly aligning our marketing message around our emphasis on making great tasting food using the best quality ingredients from more sustainable sources and prepared using classic cooking techniques. We continue to review our entire marketing strategy and messaging approach to make it more effective, and are developing new strategies, including a loyalty program that will reward our customers for their knowledge of Chipotle, and a greater emphasis on web and mobile channels that we intend to implement in 2011, as well as our involvement with the upcoming NBC reality television program “America’s Next Great Restaurant”. Our goals are to effectively encourage customers to discover how Chipotle is different than other restaurant concepts and ensure that our marketing message resonates more with our customers.

Competition

The fast-casual segment of the restaurant industry is highly competitive and fragmented. In addition, fast-casual restaurants compete against other segments of the restaurant industry, including quick-service restaurants and casual dining restaurants. The number, size and strength of competitors vary by region, market and even restaurant. All of these restaurants compete based on a number of factors, including taste, quality, speed of service, price and value, name recognition, restaurant location, customer service and the ambience and condition of each restaurant.

We compete with national and regional fast-casual, quick-service and casual dining restaurants. Our competition also includes a variety of locally owned restaurants and the deli sections and in-store cafés of several major grocery store chains. Some of our competitors have greater financial and other resources, have been in business longer, and have greater name recognition than we have, and are better established than we are in the markets where our restaurants are located or are planned to be located.

We believe we’re well-positioned to continue to grow our market position in existing and new markets given current consumer trends, including the increasing impact of Hispanic culture on food, the growth of the Mexican food segment and increasing awareness and concern among consumers about what they eat and how it is prepared. Some of our competitors have formats that might resemble ours. We believe, however, that Chipotle has become one of the most recognized fast-casual restaurants and that we are known for our focus on preparing food using a variety of fresh ingredients in an open restaurant kitchen to create delicious food, as well as our commitment to “Food With Integrity”, which we think represents a significant competitive advantage in the segment in which we operate.

Restaurant Site Selection

We believe that site selection is critical to our success and thus we devote substantial time and effort to evaluating each potential location. Our site selection process includes the use of external real estate brokers with expertise in specific markets, taking direction from our internal team of real estate managers. Locations proposed by real estate managers are reviewed on site by a team of operations and development management as part of a formal site ride, as well as in a written real estate package. We study the surrounding trade area, demographic and business information within that area, and available information on competitors. Based on this analysis, including utilization of predictive modeling using proprietary formulas, we determine projected sales and targeted return on investment. We have been successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, regional malls, downtown business districts, free-standing buildings, and even an airport location.

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

Employees

As of December 31, 2010, we had about 26,500 employees, including about 2,370 salaried employees and about 24,130 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

Test Concept Development

We believe that the fundamental principles on which our restaurants are based – finding the very best sustainably raised ingredients, prepared and cooked using classical methods in front of the customer, and served in an interactive format by special people dedicated to providing a great dining experience – can be adapted to cuisines other than the food we serve at Chipotle. In order to see how our model works when we use different ingredients and a different style of food, we plan to open one Asian-inspired restaurant during 2011. Our focus, however, will remain on thoughtfully growing the Chipotle brand.

Available Information

We maintain a website at www.chipotle.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge on the investor page of our website at ir.chipotle.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites mentioned above are not incorporated into and should not be considered a part of this report. The references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include our projections of the number of restaurants we expect to open in 2011, our estimates of the amount of certain expected expenses and potential changes in our comparable restaurant sales during 2011, statements of our intention to open restaurants in one or more specified locations, and statements regarding the potential impact of ongoing economic uncertainty on our business. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in this Item 1A. “Risk Factors,” and elsewhere in this report.

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

There were 1,084 Chipotle restaurants as of December 31, 2010. We plan to increase the number of our restaurants significantly in the next three years, and plan to open between 135 and 145 new restaurants in 2011, weighted towards the fourth quarter of the year. However, we have in the past experienced delays in opening some restaurants and that could happen again as a result of any of the following factors:

•	our potential inability to locate and secure new restaurant sites in locations that we believe to be attractive;

•	delay or cancellation of new site development by developers and landlords, which may become more common during 2011 in the event of a resurgence in economic uncertainty and tight credit markets;

•	difficulty managing construction and development costs of new restaurants at affordable levels, particularly in competitive markets;

•	obstacles to hiring and training qualified operating personnel in the local market;

•	any shortages of construction materials and labor;

•	difficulty negotiating leases with acceptable terms;

•	lack of availability of, or inability to obtain, adequate supplies of ingredients that meet our quality standards;

•	failures or delays in securing required governmental approvals (including construction, parking and other permits); and

•	the impact of inclement weather, natural disasters and other calamities.

One of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites. Competition for those sites in our target markets can be intense, and development and leasing costs are increasing, particularly for urban locations. These factors may be exacerbated by any ongoing sluggishness in commercial real estate or credit markets, as developers may continue to delay or be unable to finance new projects. Delays or failures in opening new restaurants due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results. Moreover, as we open and operate more restaurants our rate of expansion relative to the size of our restaurant base will decline, which may in turn slow our sales and profitability growth.

Our progress in opening new restaurants from quarter to quarter may also occur at an uneven rate, which may result in quarterly sales and profit growth falling short of market expectations in some periods. Similarly, our growth strategy and the substantial investment associated with the development of each new restaurant (as well as the impact of our new restaurants on the sales of our existing restaurants) may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. We expect that our new restaurant openings in 2011 will be weighted more heavily to the fourth quarter of the year, with openings in the first quarter being approximately half of our new restaurant openings during the first quarter of 2010. The weighting of openings to the fourth quarter of 2011 may adversely affect our revenue growth during the first three quarters of the year and our profitability in the fourth quarter.

Our sales and profit growth could be adversely affected if comparable restaurant sales increases are less than we expect, and we may not successfully increase comparable restaurant sales.

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants beginning in their 13th full month of operations) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the higher profit margins associated with comparable restaurant sales. We expect comparable restaurant sales increases in 2011 to be in the low single digits due to difficult comparisons with 2010 and ongoing consumer uncertainty.

Our ability to increase comparable restaurant sales depends on many factors, including:

•	changes in consumer preferences and discretionary spending, including weaker consumer spending in difficult economic times, such as those that persisted throughout 2009 and into 2010;

•	consumer understanding and acceptance of the Chipotle experience;

•	our ability to increase menu prices without adversely impacting transaction counts to such a degree that the impact from lower transactions equals or exceeds the benefit of the menu price increase;

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

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new area, higher fixed costs relating to increased labor and other start-up inefficiencies that are typical of new restaurants, and a larger proportion of our recent openings being in higher rent sites than we have historically targeted. If we are unable to build the customer base that we expect for new restaurant locations or overcome the higher fixed costs associated with new restaurant locations, new restaurants may not have similar results as our existing restaurants and may not be profitable. We also have lowered the average development cost of our new restaurants significantly in recent years, from $916,000 in 2008 to $795,000 in 2010, and expect development costs in 2011 to be similar to 2010. In the event we are not able to achieve the average development costs we expect for 2011 or sustain the benefits achieved in prior years, which could result from inflation, project mismanagement or other reasons, our new restaurant locations could also result in decreased profitability.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and soy oil, has increased markedly in some years, resulting in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, increasing our food costs. Although the food price environment was generally favorable for us during 2010, food prices began to escalate at the end of the year and we expect that there will be additional and potentially worsening pricing pressures on some of our key ingredients, including beef, dairy, avocados and chicken, during 2011. We could also be adversely impacted by price increases specific to naturally-raised meats or other food items we buy as part of our Food With Integrity focus, the markets for which are generally smaller and more concentrated than the markets for commodity food products. Weather related issues, such as recent freezes in Mexico and Florida, may also lead to temporary spikes in the prices of some ingredients such as tomatoes. Any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese, avocados, beans, rice, tomatoes and pork, would adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend serving menu items, such as one or more of our salsas, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales.

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

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. For example, following an audit by the Department of Homeland Security of the work authorization documents of our restaurant employees in Minnesota during 2010, we were required to terminate approximately 450 employees, resulting in a temporary increase in labor costs as we train new employees, as well as some degree of negative publicity. We are currently undergoing a similar audit in Virginia and the District of Columbia. Termination of a significant number of employees in those or other markets or across our company may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. Our financial performance could be materially harmed as a result of any of these factors.

Because we do not franchise, risks associated with hiring and maintaining a large workforce, including increases in wage rates or the cost of employee benefits, compliance with laws and regulations related to the hiring, payment and termination of employees, and employee-related litigation, may be more pronounced for us than for restaurant companies that shift some or all of these risks to franchisees.

Instances of food-borne or localized illnesses could cause the temporary closure of some restaurants or result in negative publicity, thereby resulting in a decline in our sales, and could adversely affect the price and availability of the meat, produce or dairy we use to prepare our food.

Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, could result in negative publicity about us or the restaurant industry, which could adversely affect sales. For instance, on a small number of occasions a Chipotle restaurant has been associated with customer illness, and on those occasions our sales have been adversely impacted, at times even in markets beyond those impacted by the illness. If our customers become ill from food-borne or localized illnesses, we could be forced to temporarily close some restaurants. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, would adversely impact our restaurant sales and profitability.

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

Some of our new restaurants are located in or planned for markets where we have little or no operating experience. For instance, we opened a restaurant in London in 2010, our first restaurant outside of North America, and plan to open a restaurant in Paris during the second half of 2011 as well. New markets, particularly outside the United States, may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may be less successful than restaurants in our existing markets. Consumers in a new market may not be familiar with the Chipotle brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Restaurants opened in new markets, particularly outside the United States, may also have lower average restaurant sales than restaurants opened in existing markets, and may have higher construction, occupancy or operating costs than restaurants in existing markets. We may also have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability. Some or all of these factors may be more pronounced in markets outside the United States due to cultural, regulatory or economic differences with which we are not familiar, which may have a particularly adverse impact on our sales or profitability in those markets and could thereby adversely impact our overall results. Our overall results may also be affected by currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar.

We may not persuade customers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service segment. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results or the brand identity that we have tried to create. Consumers may also be more price-sensitive during difficult economic times, and we experienced some decrease in traffic during late 2008 and throughout 2009 that we attribute in part to menu price increases. Recent reports have indicated continued consumer uncertainty that may continue during 2011, so our ability to increase sales may be significantly hampered for the foreseeable future. If we do elect to increase menu prices, it may adversely impact our customer traffic.

Governmental regulation may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants.

We are subject to various federal, state and local regulations. For example, we are subject to the U.S. Americans with Disabilities Act, or ADA, and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We may in the future have to modify restaurants, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons under these laws. The expenses associated with these modifications, or any damages, legal fees and costs associated with litigating or resolving claims under the ADA or similar state laws, could be material. During 2010 an appeals court in California found that the design we formerly used for our serving line had violated the ADA, and although we are pursuing an appeal of that ruling, in the event we are not successful in an appeal losses in that case or related class actions may exceed our accruals and could have a material impact on us.

We are also subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance. For example, a lawsuit has been filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. We could suffer losses in this case or similar cases, and any such losses could be significant. In addition, several states in which we operate and the federal government have from time to time enacted minimum wage increases, and these increases could increase our labor costs. We also are audited from time to time for compliance with citizenship or work authorization requirements as well, and recent audit activity in this area is described in more detail above under

“Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants.” Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized our business may be disrupted as we try to replace lost workers with additional qualified employees. We could also experience adverse publicity arising from immigration-related enforcement activity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees.

From time to time we are the target of litigation in connection with various of the laws and regulations that cover our business. The majority of this litigation occurs in California even though currently only about 15% of our restaurants are located there. As we continue to expand in California, or if we are not able to effectively manage the increased litigation risks and expenses we have experienced in California, our business may be adversely impacted to a greater extent than if we did not operate in, or minimized our operations in, California.

A comprehensive U.S. health care reform law was enacted in 2010. We are evaluating the impact the new law will have on our employees. Although we cannot predict with certainty the financial and operational impacts the new law will have on us, we expect that our expenses will significantly increase over the long term as a result of the law, particularly in 2014 under the current version of the law, and any such increases could be large enough to materially impact our results of operations.

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

Each of our restaurants is also subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and workplace safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay planned restaurant openings. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

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

Because we do not franchise, the costs of compliance and other risks associated with government regulation of our business, as described above, may be more pronounced for us than for restaurant companies that shift some or all of these risks to franchisees.

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

Our approach to competing in the restaurant industry depends in large part on our continued ability to adhere to the principle of Food With Integrity. We use a substantial amount of naturally raised and sustainably grown ingredients, and try to make our food as fresh as we can, in light of pricing considerations. We do, however, face challenges associated with pursuing Food With Integrity. It can take longer to identify and secure relationships with suppliers meeting our criteria, and there are higher costs and other risks associated with purchasing naturally raised or sustainably grown ingredients. The growth process for naturally raised meat and sustainably grown vegetables is longer. Herd losses can also be greater when animals are not treated with antibiotics and hormones. Given the costs associated with natural and sustainable farming practices, and recently due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. We expect shortages of naturally-raised chicken for at least the first half of 2011 due to a supplier suspending production. Furthermore, as we increase our use of these ingredients, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. Moreover, we are broadening our commitment to serving local produce and produce purchased from farmers markets when seasonally available. These initiatives may make it more difficult to keep quality consistent and present additional risk of food-borne illnesses given the greater number of suppliers involved in such a system and the difficulty imposing our quality assurance programs on all such suppliers. Quality variations and food-borne illness concerns could adversely impact public perceptions of Food With Integrity or our brand generally. If as a result of any of these factors we are unable to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis, or at all, our food costs could increase, adversely impacting our operating margins. These factors could also cause us difficulties in aligning our brand with Food With Integrity, which could make us less popular among our customers and cause sales to decline. Our commitment to Food With Integrity may also leave us open to actions against us or criticism from special interest groups whose ideas regarding food issues differ from ours or who believe we should pursue different or additional goals with our Food With Integrity approach. Any adverse publicity that results from such criticism could damage our brand and adversely impact customer traffic at our restaurants.

Failure to receive frequent deliveries of higher-quality food ingredients and other supplies could harm our operations.

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather, a supplier ceasing operations or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. We have almost no long-term contracts with suppliers, and we have relied largely on the same third party distribution network as McDonald’s Corporation. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. We currently depend on a limited number of suppliers for some of our key ingredients, including beef, pork, chicken, beans, rice, sour cream and tortillas. Due to the unique nature of the products we receive from our Food With Integrity suppliers and as described in more detail above, these suppliers could be more difficult to replace if we were no longer able to rely on them. If we have to seek new suppliers and service providers we may be subject to pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen and customers change their dining habits as a result, affected restaurants could experience significant reductions in sales during the shortage or thereafter. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe.

Changes in customer tastes and preferences, spending patterns and demographic trends could cause sales to decline.

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our sales could be impacted by changes in consumer preferences in response to dietary concerns, including preferences regarding items such as calories, sodium, carbohydrates or fat. These changes could result in consumers avoiding our menu items in favor of other foods. Our success also depends to a significant extent on consumer confidence, which is influenced by general economic conditions and discretionary income levels. Negative consumer sentiment in the wake of the economic downturn has been widely reported over the past two years and according to some forecasts will continue during 2011. Our sales may decline during this or future economic downturns, which can be caused by various factors such as high gasoline prices, high unemployment, declining home prices or tight credit markets. Any material decline in consumer confidence or a decline in family “food away from home” spending could cause our sales, operating results, profits, business or financial condition to decline. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales may deteriorate.

Our failure to manage our growth effectively could harm our business and operating results.

Our plans call for a significant number of new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain restaurant managers and crew. We also are continuing to revise our field management structure, in an effort to develop additional top-performing restaurant managers more quickly. We may not respond quickly enough to the changing demands that our expansion will impose on management, crew and existing infrastructure, and changes to our operating structure may result in increased costs or inefficiencies that we cannot currently anticipate. Changes as we grow may have a negative impact on the operation of our restaurants, and cost increases resulting from our inability to effectively manage our growth could adversely impact our profitability. We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to foster and maintain our corporate culture could also harm our business and operating results.

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

Our success may be dependent on the continued service and availability of key personnel.

Our Chairman and co-Chief Executive Officer, Steve Ells, founded our company, has been the principal architect of our business strategy, and has led our growth from a single restaurant in 1993 to over 1,000 restaurants today. Monty Moran, our co-Chief Executive Officer, and Jack Hartung, our Chief Financial Officer, have also served with us for several years and much of our growth has occurred under their direction as well. We believe our executive officers have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership or a new management team were to change or be unsuccessful in implementing our strategy, our growth prospects or future operating results may be adversely impacted.

Our new marketing and branding strategies may not be successful, which could adversely impact our business.

Over the past two years we have been refocusing our marketing and branding strategy. As part of this initiative we developed and introduced new logos, a new advertising approach, new restaurant design and other branding elements. We also plan to introduce a unique loyalty program during 2011, and are planning a number of media-related events to further promote our brand. We do not have any assurance that our latest marketing strategies will be successful. If new advertising, modified branding and other marketing programs do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect. In addition, one of our marketing initiatives during 2011 is the participation by Steve Ells, our founder, Chairman and Co-Chief Executive Officer, as a judge on the NBC reality television program “America’s Next Great Restaurant.” We do not control the timing or content of or the portrayal of our brand on the program. As a result, we may not realize the marketing value we hope to achieve from it, and our brand may be portrayed in a negative light, adversely impacting us.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards for payment in our restaurants. During 2010 approximately 57% of our sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers, including us, have experienced actual or potential security breaches in which credit and debit card information may have been stolen. In August 2004, the merchant bank that processed our credit and debit card transactions informed us that we may have been the victim of a possible theft of card data. As a result, we recorded losses and related expenses totaling $4.3 million from 2004 through 2006.

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

Some of our suppliers and other vendors have been or will be adversely impacted by tightening of the credit markets, decreased economic activity, fluctuations in commodity prices and other consequences of ongoing economic difficulties. Some vendors have sought to change the terms on which they do business with us in order to lessen the impact of the economic environment on their business. If we are forced to find alternative vendors for key services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business.

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

Our ability to successfully implement our business plan depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambience of our restaurants. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the internet, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We are aware of restaurants in foreign jurisdictions using menu items, logos and other branding that we believe are based on our intellectual property, and our ability to halt these restaurants from using these elements may be limited in jurisdictions in which we are not operating. This could have an adverse impact on our ability to successfully expand into other jurisdictions in the future. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	changes in comparable restaurant sales and customer visits, including as a result of declining consumer confidence or the introduction of new menu items;

•	the timing of new restaurant openings and related revenues and expenses;

•	operating costs at newly opened restaurants, which are often materially greater during the first several months of operation;

•	labor availability and wages of restaurant management and crew, as well as temporary fluctuations in labor costs as a result of large-scale changes in workforce;

•	profitability of our restaurants, especially in new markets;

•	fluctuations in supply costs, particularly for our most significant food items;

•	our ability to raise menu prices without adversely impacting customer traffic;

•	the impact of inclement weather, natural disasters and other calamities, such as recent freezes in Mexico and Florida that have impacted tomato, tomatillo and pepper crops;

•	variations in general economic conditions, including the impact of declining interest rates on our interest income;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our restaurants;

•	changes in consumer preferences and discretionary spending;

•	increases in infrastructure costs;

•	tax expenses, impairment charges and other non-operating costs; and

•	potential distraction or unusual expenses associated with our expansion into international markets or initiatives to explore new concepts.

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

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock price to fall. We believe the market price of our common stock reflects high market expectations for our future operating results, and as a result, if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.

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

Certain provisions in our corporate documents and Delaware law may delay or prevent a change in control of us, which could adversely affect the price of our common stock. Our amended and restated certificate of incorporation and amended and restated bylaws contain some provisions that may make the acquisition of control of us without the approval of our board of directors more difficult, including provisions relating to the nomination, election and removal of directors, the structure of the board of directors and limitations on actions by our shareholders. In addition, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Any of these provisions, as well as the provisions of our separation agreement with McDonald’s described above under “Restrictions and indemnities in connection with the tax treatment of the exchange offer through which we separated from McDonald’s could adversely affect us,” may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, we operated 1,084 restaurants. The table below sets forth the locations (by state or country) of Chipotle restaurants in operation.

Alabama	3
Arizona	41
California	165
Colorado	71
Connecticut	3
Delaware	1
District of Columbia	8
Florida	58
Georgia	13
Illinois	78
Indiana	14
Iowa	2
Kansas	17
Kentucky	8
Maine	1
Maryland	40
Massachusetts	23
Michigan	12
Minnesota	51
Missouri	24
Nebraska	7
Nevada	11
New Hampshire	2
New Jersey	17
New York	50
North Carolina	12
Ohio	123
Oklahoma	6
Oregon	12
Pennsylvania	24
Rhode Island	3
South Carolina	2
Tennessee	5
Texas	93
Utah	4
Virginia	52
Washington	12
Wisconsin	12
Wyoming	1
United Kingdom	1
Canada	2

Total	1,084

We categorize our restaurants as either end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing or other. Of our restaurants in operation as of December 31, 2010, we had 212 free-standing units, 663 end-cap locations, 174 in-line locations and 35 other. The average restaurant size is about 2,590 square feet and seats about 58 people. Most of our restaurants also feature outdoor patio space.

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

We own sixteen properties and operate restaurants on all of them.

ITEM 3.	LEGAL PROCEEDINGS

California ADA Cases

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

We are pursuing an appeal of the recent ruling from the appeals court in the individual Antoninetti action. In the event we are not successful in the appeal, we will vigorously defend the class action ADA cases. We lowered the height of our serving line walls throughout California some time ago, which makes injunctive relief in these actions moot, and have the lower serving lines in a significant majority of our restaurants outside of California as well. We also expect to contest certification of a plaintiff class in these actions. It is not possible at this time to reasonably estimate the outcome of, or any potential liability from, these cases.

Notices of Inspection of Work Authorization Documents

Following an audit during 2010 by the U.S. Department of Homeland Security, or DHS, of the work authorization documents of our restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS, or ICE, issued to us a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding our review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. We approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, we were also requested by DHS to provide the work authorization documents of our restaurant employees in the District of Columbia and Virginia, and we provided the requested documents in January 2011. We have received additional requests for work authorization documents covering a small number of individual restaurants. The operating hours of our Minnesota, D.C. and Virginia restaurants have been uninterrupted by these developments, and we believe our practices with regard to the work authorization of our employees, including the review and retention of work authorization documents, are in compliance with applicable law. However, the termination of large numbers of employees does disrupt our operations and results in a temporary increase in labor costs as we train new employees. It is not possible at this time to determine whether we will incur any fines, penalties or further liabilities in connection with these matters.

Miscellaneous

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

We’re involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations and cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table describes the per share range of high and low sales prices for shares of our common stock for the quarterly periods indicated, as reported by the New York Stock Exchange (“NYSE”). Our common stock trades under the symbol “CMG.”

	High	Low
2009
First Quarter	$70.75	$46.46
Second Quarter	$92.39	$66.08
Third Quarter	$98.66	$76.75
Fourth Quarter	$97.11	$79.02

	High	Low
2010
First Quarter	$117.11	$86.00
Second Quarter	$155.42	$113.00
Third Quarter	$177.69	$127.30
Fourth Quarter	$262.77	$171.24

As of February 1, 2011, there were approximately 1,289 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, the actual number of unique shareholders represented by these record holders is not known.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2010.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – October 31	46,358	(3)	$180.75	—	$76,628,828
November 1 – November 30	484		$257.93	484	$76,503,988
December 1 – December 31	28,077		$229.67	28,077	$70,055,541

Total	74,919		$199.58	28,561	$70,055,541

(1)	All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	Shares were repurchased pursuant to a repurchase program publicly announced on July 22, 2010. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.
(3)	Represents shares of common stock that were surrendered by participants under the Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan as payment of applicable tax withholding on the vesting of shares of performance-contingent restricted stock. Shares surrendered by the participants pursuant to the terms of that plan and the applicable award agreements are deemed repurchased by us, but are not part of publicly announced share repurchase programs.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on our common stock, and our unsecured revolving credit facility prohibits us from paying cash dividends on any outstanding common stock. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from the date trading began on the NYSE (January 26, 2006) through December 31, 2010 to that of the total return index for the S&P 500 and the S&P SmallCap 600 Restaurants Index assuming an investment of $100 on January 26, 2006. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data”. The data shown below are not necessarily indicative of results to be expected for any future period (in thousands, except per share data).

	For the years ended December 31,
	2010	2009	2008	2007	2006
Statements of Income:
Total revenue	$1,835,922	$1,518,417	$1,331,968	$1,085,782	$822,930

Food, beverage and packaging costs	561,107	466,027	431,947	346,393	257,998
Labor costs	453,573	385,072	351,005	289,417	231,134
Occupancy costs	128,933	114,218	98,071	75,891	58,804
Other operating costs	202,904	174,581	164,018	131,512	102,745
General and administrative expenses	118,590	99,149	89,155	75,038	65,284
Depreciation and amortization	68,921	61,308	52,770	43,595	34,253
Pre-opening costs	7,767	8,401	11,624	9,585	6,778
Loss on disposal of assets	6,296	5,956	9,339	6,168	3,982

Total operating expenses	1,548,091	1,314,712	1,207,929	977,599	760,978

Income from operations	287,831	203,705	124,039	108,183	61,952
Interest and other income	1,499	925	3,469	6,115	6,574
Interest and other expense	(269)	(405)	(302)	(296)	(271)

Income before income taxes	289,061	204,225	127,206	114,002	68,255
Provision for income taxes	(110,080)	(77,380)	(49,004)	(43,439)	(26,832)

Net income	$178,981	$126,845	$78,202	$70,563	$41,423

Earnings per share
Basic	$5.73	$3.99	$2.39	$2.16	$1.29
Diluted	$5.64	$3.95	$2.36	$2.13	$1.28
Shares used in computing earnings per share
Basic	31,234	31,766	32,766	32,672	32,051
Diluted	31,735	32,102	33,146	33,146	32,465

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total current assets	$406,221	$297,454	$211,072	$201,844	$178,837
Total assets	$1,121,605	$961,505	$824,985	$722,115	$604,208
Total current liabilities	$123,054	$102,153	$76,788	$73,301	$61,201
Total liabilities	$310,732	$258,044	$202,395	$160,005	$130,251
Total shareholders’ equity	$810,873	$703,461	$622,590	$562,110	$473,957

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2010 Highlights and Trends

Restaurant Development. As of December 31, 2010, we had 1,084 restaurants, of which 1,081 were located throughout the United States, two were located in Toronto, Canada, and one was located in London, England. New restaurants have contributed substantially to our restaurant sales growth. We opened 129 restaurants in 2010. We expect to open between 135 and 145 restaurants in 2011. Among the expected restaurant openings in 2011 is a restaurant in Paris, France, which will be our first restaurant in France. About 30% of the 2011 openings will be what we call “A Model” restaurants. A Model locations are being built primarily in secondary trade areas which have attractive demographics but are typically characterized by lower investment and occupancy costs than our recent traditional restaurant openings. Our introduction of A Model restaurants and our new, simpler design, which incorporates some A Model design elements, enabled us to lower the average development costs for new restaurants from $850,000 in 2009 to $795,000 in 2010. We anticipate average development costs for new restaurants to be opened in 2011 to be approximately the same as in 2010.

Sales Growth. Average restaurant sales were $1.840 million as of December 31, 2010, increasing from $1.728 million as of December 31, 2009. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increases were 9.4% in 2010 and were driven primarily by an increase in customer visits. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. We expect comparable restaurant sales increases in 2011 to be in the low single digits due to difficult comparisons with 2010 and ongoing consumer uncertainty.

Food With Integrity. We continue to serve naturally raised pork in all our restaurants. In 2010 we increased the percentage of our restaurants serving barbacoa made with naturally raised beef to 100%, and increased the percentage of our restaurants serving naturally raised steak to about 80%. We began the year serving naturally raised chicken in all our restaurants, but increased sales and ongoing supply challenges caused us to suspend serving it in certain markets. We reached a point we could only buy naturally raised chicken for 80% of our restaurants in the second quarter, but increased that to 86% of our restaurants as of December 31, 2010. We hope to be back to 100% naturally raised chicken during the first half of 2011, which will increase food costs. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely. Our definition is more stringent than the USDA’s standard for naturally raised marketing claims.

We began our local produce program in 2008 and have increased the amount of local produce purchased each subsequent year. During 2010 we exceeded our goal by purchasing about 9.4 million pounds of locally grown produce. We define locally grown produce as produce that travels no more than 350 miles from the farm to our restaurants. Also for 2010, 40% of all the beans we bought were organically grown, up from 35% in 2009. We increased the percentage of organically grown cilantro used in our restaurants to 78% by the end of 2010. Additionally, 76% of the cheese used in our restaurants as of the end of 2010 was made using milk from cows given access to pasture, as opposed to being kept in confinement like most dairy cows.

Due to inflationary pressures, recent freezes in Mexico and Florida, and continued Food With Integrity initiatives, we expect food costs as a percentage of revenue to increase during 2011.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors, we purchased stock with an aggregate total repurchase price of $115.9 million during 2010. As of December 31, 2010, $70.1 million was available to be repurchased under the current repurchase authorization. We have entered into an agreement with a broker authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for the years indicated.

	For the years ended December 31,
	2010	2009	2008
Beginning of year	956	837	704
Openings	129	121	136
Closures and Relocations	(1)	(2)	(3)

Total restaurants at end of year	1,084	956	837

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our restaurant operating costs and depreciation and amortization increase.

Revenue

	For the years ended December 31,			% increase 2010 over 2009	% increase (decrease) 2009 over 2008
	2010	2009	2008
	(dollars in millions)
Revenue	$1,835.9	$1,518.4	$1,332.0	20.9%	14.0%
Average restaurant sales	$1.840	$1.728	$1.763	6.5%	(2.0)%
Comparable restaurant sales increase	9.4%	2.2%	5.8%
Number of restaurants as of the end of the year	1,084	956	837	13.4%	14.2%
Number of restaurants opened in the year, net of closures and relocations	128	119	133

The significant factors contributing to our increases in sales were new restaurant openings and comparable restaurant sales increases. Restaurant sales from restaurants not yet in the comparable base contributed to $178.7 million of the increase in sales in 2010, of which $75.2 million was attributable to restaurants opened during the year. In 2009, restaurant sales from restaurants not yet in the comparable restaurant base contributed to $161.7 million of the increase in sales, of which $73.6 million was attributable to restaurants opened in 2009.

Comparable restaurant sales increases contributed $138.7 million and $26.3 million of the increase in restaurant sales in 2010 and 2009, respectively. The increase in 2010 was primarily driven by increases in customer visits. The increase in 2009 was primarily driven by the impact of menu price increases initiated beginning in late 2008. In 2009 the impact of the menu price increases was partially offset by a decrease in customer visits and the average check not increasing by the full amount of the menu price increases.

Food, Beverage and Packaging Costs

	For the years ended December 31,			% increase 2010 over 2009	% increase 2009 over 2008
	2010	2009	2008
	(dollars in millions)
Food, beverage and packaging	$561.1	$466.0	$431.9	20.4%	7.9%
As a percentage of revenue	30.6%	30.7%	32.4%

Food, beverage and packaging costs decreased as a percentage of revenue in 2010 due primarily to favorable food costs, primarily rice and corn, as well as chicken as a result of our switch to commodity chicken in certain markets due to supply constraints, which we are working to alleviate as soon as possible. The decrease was partially offset by the increased cost of barbacoa and steak as we increased the percentage of naturally raised beef we serve in our restaurants. We expect to see food costs increase as a percentage of revenue in 2011 due to inflationary pressures, recent freezes in Mexico and Florida, and Food With Integrity initiatives.

Food, beverage and packaging costs decreased as a percentage of revenue in 2009 due primarily to the impact of menu price increases.

Labor Costs

	For the years ended December 31,			% increase 2010 over 2009	% increase 2009 over 2008
	2010	2009	2008
	(dollars in millions)
Labor costs	$453.6	$385.1	$351.0	17.8%	9.7%
As a percentage of revenue	24.7%	25.4%	26.4%

Labor costs decreased as a percentage of revenue in 2010 primarily due to the benefit of higher average restaurant sales, partially offset by increased average wage rates and increased insurance costs.

Labor costs decreased as a percentage of revenue in 2009 primarily due to the impact of menu price increases and labor efficiencies partially offset by increased average wage rates and lower transaction volumes.

Occupancy Costs

	For the years ended December 31,			% increase 2010 over 2009	% increase 2009 over 2008
	2010	2009	2008
	(dollars in millions)
Occupancy costs	$128.9	$114.2	$98.1	12.9%	16.5%
As a percentage of revenue	7.0%	7.5%	7.4%

Occupancy costs decreased as a percentage of revenue in 2010 primarily due to the benefit of higher average sales on a partially fixed-cost base. The benefit of the lower occupancy costs from the A Model restaurants was offset by opening proportionately more restaurants in more expensive areas.

Occupancy costs increased as a percentage of revenue in 2009 primarily due to higher average rents for new locations as we opened proportionately more restaurants in more expensive areas than we have historically.

Other Operating Costs

	For the years ended December 31,			% increase 2010 over 2009	% increase 2009 over 2008
	2010	2009	2008
	(dollars in millions)
Other operating costs	$202.9	$174.6	$164.0	16.2%	6.4%
As a percentage of revenue	11.1%	11.5%	12.3%

Other operating costs as a percentage of revenue decreased in 2010 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base, partially offset by increased credit card fees resulting from a higher percentage of customers using credit cards, as well as increased purchases of kitchen supplies.

Other operating costs as a percentage of revenue decreased in 2009 primarily due to the impact of menu price increases and decreased marketing and promotional expenditures.

General and Administrative Expenses

	For the years ended December 31,			% increase 2010 over 2009	% increase 2009 over 2008
	2010	2009	2008
	(dollars in millions)
General and administrative expense	$118.6	$99.1	$89.2	19.6%	11.2%
As a percentage of revenue	6.5%	6.5%	6.7%

The increase in general and administrative expenses in 2010 primarily resulted from an increase in stock-based compensation expense resulting from the stock-based compensation awards granted in 2010, costs from the biennial all manager conference, and hiring more employees as we grew. As a percentage of revenue, general and administrative expenses remained consistent with 2009 due primarily to the benefit of higher average restaurant sales on a partially fixed-cost base, offset by the expenses listed above.

The increase in general and administrative expenses in 2009 primarily resulted from an increase in performance related bonus accruals, an increase in stock-based compensation expense resulting from the stock-based compensation awards granted in 2009, wage inflation and hiring more employees as we grew. This increase was partially offset by careful management of expenses, primarily travel costs. As a percentage of revenue, general and administrative expenses decreased in 2009 due primarily to the impact of menu price increases and lower travel costs, partially offset by the expenses listed above.

We expect general and administrative expenses as a percentage of revenue to remain consistent in 2011 with the previous two years, which takes into consideration that we anticipate materially higher stock-based compensation expense than 2010 due to our higher stock price.

Depreciation and Amortization

	For the years ended December 31,			% increase 2010 over 2009	% increase 2009 over 2008
	2010	2009	2008
	(dollars in millions)
Depreciation and amortization	$68.9	$61.3	$52.8	12.4%	16.2%
As a percentage of revenue	3.8%	4.0%	4.0%

Depreciation and amortization as a percentage of revenue decreased in 2010 as a result of the benefit of higher average restaurant sales on a partially fixed-cost base. As a percentage of total revenue, depreciation and amortization remained constant in 2009 compared to 2008.

Pre-opening Costs

	For the years ended December 31,			% decrease 2010 over 2009	% decrease 2009 over 2008
	2010	2009	2008
	(dollars in millions)
Pre-opening costs	$7.8	$8.4	$11.6	(7.5)%	(27.7)%
As a percentage of revenue	0.4%	0.6%	0.9%
Restaurant openings	129	121	136

Pre-opening costs decreased in 2010 as a result of cost control efforts around restaurant pre-opening activities and lower pre-opening rent due to the shorter development cycle of the A Model restaurants.

Pre-opening costs decreased in 2009 as a result of a decrease in the number of restaurants opened and under construction in 2009, partially offset by an increase in rent expense recognized during the construction period due to higher rents for more expensive locations. Pre-opening costs include non-cash straight-line rent expense of $4.2 million, $4.4 million and $5.9 million for 2010, 2009 and 2008, respectively.

Loss on Disposal of Assets

	For the years ended December 31,			% increase 2010 over 2009	% decrease 2009 over 2008
	2010	2009	2008
	(dollars in millions)
Loss on disposal of assets	$6.3	$6.0	$9.3	5.7%	(36.2)%
As a percentage of revenue	0.3%	0.4%	0.7%

Loss on disposal of assets increased in 2010 as a result of an impairment charge related to a restaurant closure partially offset by lower costs as a result of a comprehensive maintenance and repair program instituted over the last couple of years and continued assessment of, and in some cases adjustments to, our estimated useful lives.

Loss on disposal of assets decreased in 2009 as a result of decreases in the number of remodels and in write-offs associated with investigating potential restaurant sites that we considered but subsequently rejected, and also as a result of our not recording any restaurant impairment charges.

Interest and Other Income

	For the years ended December 31,			% increase 2010 over 2009	% decrease 2009 over 2008
	2010	2009	2008
	(dollars in millions)
Interest and other income	$1.5	$0.9	$3.5	62.1%	(73.3)%
As a percentage of revenue	0.1%	0.1%	0.3%

Interest and other income increased in 2010 primarily due to higher average cash balances throughout the year and higher yields on our investments.

Interest and other income decreased in 2009 primarily due to lower yields on our investments. These decreases were partially offset by a higher average cash balance and fewer tax-exempt securities which have lower interest rates but are exempt from federal income taxes.

Income Tax Provision

	For the years ended December 31,			% increase 2010 over 2009	% increase 2009 over 2008
	2010	2009	2008
	(dollars in millions)
Income tax provision	$110.1	$77.4	$49.0	42.3%	57.9%
Effective tax rate	38.1%	37.9%	38.5%

The 2010 effective tax rate increased primarily due to a one-time benefit recognized in 2009 for prior period meals and entertainment deductions.

The 2009 effective tax rate decreased primarily due to a one-time benefit for prior period meals and entertainment deductions and 2008 federal tax return adjustments, a decrease in our estimated statutory state tax rate and an increase in deductions for food donations, partially offset by a reduction in earnings on tax-exempt investments.

Quarterly Financial Data/Seasonality

The following table presents consolidated statement of income data for each of the eight quarters in the period ended December 31, 2010. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2010 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$409.7	$466.8	$476.9	$482.5
Operating income	$61.3	$75.0	$77.6	$73.9
Net income	$37.8	$46.5	$48.2	$46.4
Number of restaurants opened in quarter	20	25	22	62
Comparable restaurant sales increase	4.3%	8.7%	11.4%	12.6%

	2009 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$354.5	$388.8	$387.6	$387.5
Operating income	$41.2	$57.3	$54.8	$50.4
Net income	$25.4	$35.4	$34.5	$31.6
Number of restaurants opened in quarter	26	24	26	45
Comparable restaurant sales increase	2.2%	1.7%	2.7%	2.0%

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $349.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase up to an additional $70.1 million of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

In February 2009, we entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at our option, at either (i) an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on our compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2010. As of December 31, 2010 there were no amounts outstanding and available borrowings were $25 million. We have provided the bank with written notice of termination of the credit facility, to be effective February 23, 2011.

While operations continue to provide cash, our primary use of cash is in new restaurant development. Our total capital expenditures for 2010 were $113.2 million, and we expect to incur capital expenditures of about $131 million in 2011, of which $111 million relates to our construction of new restaurants and the remainder primarily relates to restaurant reinvestments. In 2010, we spent on average about $795,000 in development and construction costs per restaurant, net of landlord reimbursements. The average development and construction costs per restaurant decreased from $850,000 in 2009 due to cost savings realized, in part, from certain cost reduction efforts associated with the development of the A Model strategy and our new, simpler restaurant design. For new restaurants to be opened in 2011 we anticipate average development costs to be approximately the same as in 2010.

Contractual Obligations

Our contractual obligations as of December 31, 2010 were as follows:

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$1,872,872	$114,754	$232,528	$237,496	$1,288,094
Deemed landlord financing	6,289	391	788	794	4,316
Other contractual obligations(1)	47,385	44,598	2,156	631	—

Total contractual cash obligations	$1,926,546	$159,743	$235,472	$238,921	$1,292,410

(1)	We enter into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and corporate sponsorships.

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

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we had no off-balance sheet arrangements or obligations.

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

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock options and stock appreciation rights, which requires assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility assumptions were derived from our actual volatilities. Had we arrived at different assumptions of stock price volatility or expected lives of our options and stock appreciation rights, our stock-based compensation expense and results of operations could have been different.

Insurance Liability

We maintain various insurance policies for workers’ compensation, general liability, property and auto damage with varying deductibles as high as $500,000. We are self insured for employee health but have third party insurance coverage to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, which would result in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs. The total estimated insurance liabilities as of December 31, 2010 were $16.7 million.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2010 and 2009. Once resolved, however, these actions may affect our operating results and cash flows.

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

Changing Interest Rates

We’re exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2010, we had $212.1 million deposited in short-term investments including a trust account classified in other assets, and $140.7 million in FDIC insured accounts with an earnings credit we classify as interest income, which combined earned a weighted average interest rate of 0.49% (approximately 0.51% tax equivalent).

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

Foreign Currency Exchange Risk

A portion of our operations consist of activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. However, a substantial majority of our operations and investment activities are transacted in the U.S. and therefore our foreign currency risk is limited at this date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 17, 2011

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$224,838	$219,566
Accounts receivable, net of allowance for doubtful accounts of $102 and $339 as of December 31, 2010 and 2009, respectively	5,658	4,763
Inventory	7,098	5,614
Current deferred tax asset	4,317	3,134
Prepaid expenses and other current assets	16,016	14,377
Income tax receivable	23,528	—
Investments	124,766	50,000

Total current assets	406,221	297,454
Leasehold improvements, property and equipment, net	676,881	636,411
Other assets	16,564	5,701
Goodwill	21,939	21,939

Total assets	$1,121,605	$961,505

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$33,705	$25,230
Accrued payroll and benefits	50,336	41,404
Accrued liabilities	38,892	31,216
Current portion of deemed landlord financing	121	96
Income tax payable	—	4,207

Total current liabilities	123,054	102,153
Deferred rent	123,667	106,395
Deemed landlord financing	3,661	3,782
Deferred income tax liability	50,525	38,863
Other liabilities	9,825	6,851

Total liabilities	310,732	258,044

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares outstanding as of December 31, 2010 and 2009	—	—
Common stock, $0.01 par value, 230,000 shares authorized, 33,959 and 33,473 shares issued as of December 31, 2010 and 2009, respectively	340	335
Additional paid-in capital	594,331	539,880
Treasury stock, at cost, 2,885 and 1,990 shares at December 31, 2010 and 2009, respectively	(240,918)	(114,316)
Accumulated other comprehensive income	606	29
Retained earnings	456,514	277,533

Total shareholders’ equity	810,873	703,461

Total liabilities and shareholders’ equity	$1,121,605	$961,505

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Years ended December 31
	2010	2009	2008
Revenue	$1,835,922	$1,518,417	$1,331,968

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	561,107	466,027	431,947
Labor	453,573	385,072	351,005
Occupancy	128,933	114,218	98,071
Other operating costs	202,904	174,581	164,018
General and administrative expenses	118,590	99,149	89,155
Depreciation and amortization	68,921	61,308	52,770
Pre-opening costs	7,767	8,401	11,624
Loss on disposal of assets	6,296	5,956	9,339

Total operating expenses	1,548,091	1,314,712	1,207,929

Income from operations	287,831	203,705	124,039
Interest and other income	1,499	925	3,469
Interest and other expense	(269)	(405)	(302)

Income before income taxes	289,061	204,225	127,206
Provision for income taxes	(110,080)	(77,380)	(49,004)

Net income	$178,981	$126,845	$78,202

Earnings per share
Basic	$5.73	$3.99	$2.39

Diluted	$5.64	$3.95	$2.36

Weighted average common shares outstanding
Basic	31,234	31,766	32,766

Diluted	31,735	32,102	33,146

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2007	32,805	$328	$489,296	—	$—	$72,486	$—	$562,110
Stock-based compensation	51	—	11,976					11,976
Stock option exercises	22	1	470					471
Excess tax benefit on stock-based compensation, net of utilization of $33			251					251
Acquisition of treasury stock				692	(30,227)			(30,227)
Comprehensive income:
Net income						78,202		78,202
Foreign currency translation adjustment							(193)	(193)

Total comprehensive income								78,009

Balance, December 31, 2008	32,878	329	501,993	692	(30,227)	150,688	(193)	622,590
Stock-based compensation	60	1	15,664					15,665
Stock option exercises	535	5	11,788					11,793
Excess tax benefit on stock-based compensation			10,435					10,435
Acquisition of treasury stock				1,298	(84,089)			(84,089)
Comprehensive income:
Net income						126,845		126,845
Foreign currency translation adjustment							222	222

Total comprehensive income								127,067

Balance, December 31, 2009	33,473	335	539,880	1,990	(114,316)	277,533	29	703,461
Stock-based compensation	166	2	22,278					22,280
Stock option exercises	320	3	17,647					17,650
Excess tax benefit on stock-based compensation			14,526					14,526
Acquisition of treasury stock				895	(126,602)			(126,602)
Comprehensive income:
Net income						178,981		178,981
Foreign currency translation adjustment							577	577

Total comprehensive income								179,558

Balance, December 31, 2010	33,959	$340	$594,331	2,885	$(240,918)	$456,514	$606	$810,873

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years ended December 31
	2010	2009	2008
Operating activities
Net income	$178,981	$126,845	$78,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,921	61,308	52,770
Deferred income tax provision	10,064	8,282	13,165
Change in valuation allowance	415	141	89
Loss on disposal of assets	6,296	5,956	9,339
Bad debt allowance	(151)	(245)	440
Stock-based compensation	21,381	14,992	11,374
Excess tax benefit on stock-based compensation	(14,526)	(10,435)	(284)
Other	—	222	(226)
Changes in operating assets and liabilities:
Accounts receivable	(743)	(875)	1,290
Inventory	(1,481)	(825)	(457)
Prepaid expenses and other current assets and	(1,632)	(2,613)	(2,767)
Other assets	(8,956)	374	(2,673)
Accounts payable	6,989	1,435	3,635
Accrued liabilities	16,607	19,804	(529)
Income tax receivable/payable	(13,209)	14,927	9,534
Deferred rent	17,261	19,386	23,817
Other long-term liabilities	2,974	1,994	1,788

Net cash provided by operating activities	289,191	260,673	198,507

Investing activities
Purchases of leasehold improvements, property and equipment, net	(113,215)	(117,198)	(152,101)
Purchases of equity method investment	(1,900)	—	—
Purchases of investments	(125,000)	(50,000)	(99,990)
Maturities of investments	50,234	99,990	20,000

Net cash used in investing activities	(189,881)	(67,208)	(232,091)

Financing activities
Acquisition of treasury stock	(126,602)	(84,089)	(30,227)
Proceeds from option exercises	17,650	11,793	471
Excess tax benefit on stock-based compensation	14,526	10,435	284
Payments on deemed landlord financing	(96)	(82)	(76)

Net cash used in financing activities	(94,522)	(61,943)	(29,548)

Effect of exchange rate changes on cash and cash equivalents	484	—	—
Net change in cash and cash equivalents	5,272	131,522	(63,132)
Cash and cash equivalents at beginning of year	219,566	88,044	151,176

Cash and cash equivalents at end of year	$224,838	$219,566	$88,044

Supplemental disclosures of cash flow information
Income taxes paid	$112,150	$53,644	$37,568

(Increase) decrease in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(1,480)	$95	$(375)

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has two restaurants in Toronto, Canada and one in London, England. As of December 31, 2010 and 2009, the Company operated 1,084 and 956 restaurants, respectively. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment.

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

The Company sells gift cards which do not have an expiration date and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the Company determines the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that 5% of gift card sales will not be redeemed and will be retained by the Company. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over a six month period beginning at the date of the gift card sale. Gift card breakage is included in total revenue in the consolidated statement of income. Breakage recognized during the years ended December 31, 2010 and 2009 was $1,188 and $878, respectively. In the year ended December 31, 2008, the Company completed the initial analysis of unredeemed electronic gift card liabilities and recognized $2,263 ($1,387 net of tax, or $0.04 per diluted share) to revenue as a one-time cumulative adjustment.

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

Investments

The Company’s investments consist of CDARS, certificate of deposit products. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, included as a component of other comprehensive income. Fair market value is measured on a recurring basis based on Level 2 inputs (as described below under “Fair Value Measurements”). The Company recognizes impairment charges on its investments in the consolidated statement of income when management believes the decline in the investment value is other-than-temporary. No impairment charges were recognized during the years ended December 31, 2010, 2009 and 2008.

The Company designates the appropriate classification of its investments at the time of purchase based upon the intended holding period. During the year ended December 31, 2010, the Company transferred the classification of its investments from available-for-sale to held-to-maturity as the Company has the intent and ability to hold to maturity. The carrying value of the securities approximated its fair value on the date of transfer to held-to-maturity and as of December 31, 2010 and 2009.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are stated at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $8,167, $6,916, and $6,740 for the years ended December 31, 2010, 2009 and 2008, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	3-10 years
Equipment	3-7 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually, and the Company is required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company’s analysis, no impairment charges were recognized for the years ended December 31, 2010, 2009 and 2008.

Other Assets

Other assets consist primarily of insurance related restricted trust assets of $7,800 as of December 31, 2010, transferable liquor licenses which are carried at the lower of fair value or cost, a prepaid tax asset related to an intercompany transfer of international intellectual property, and an equity method investment.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level. The Company manages its restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2010, 2009 and 2008, an aggregate impairment charge of $751, $0 and $822, respectively, was recognized in loss on disposition of assets in the consolidated statement of income. The impairment charges resulted primarily from pending restaurant closures. Fair value of the restaurants was determined using Level 3 inputs (as described below under “Fair Value Measurements”) based on the expected cash flows method of anticipated cash flows through the estimated date of closure.

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

Insurance Liability

The Company maintains various insurance policies including workers’ compensation, employee health, general liability and property damage. Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted. As of December 31, 2010 and 2009, $13,426 and $9,292 of the estimated liability was included in accrued payroll and benefits and $3,242 and $3,294 was included in accrued liabilities in the consolidated balance sheet.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and aggregated $26,190, $20,997 and $22,053 for the years ended December 31, 2010, 2009 and 2008, respectively.

Rent

Rent expense for the Company’s leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term is the lesser of 20 years, including reasonably assured renewal periods, or the lease term. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Pre-opening rent is included in pre-opening costs in the consolidated income statement. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board Accounting Standard Codification 820, Fair Value of Measurements and Disclosures (formerly SFAS 157, “Fair Value Measurements”) (“Topic 820”) for financial assets and liabilities. As permitted, the Company elected to defer implementation of Topic 820 with regard to its non-financial assets and non-financial liabilities until January 1, 2009. Topic 820 defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivables. The Company’s cash and investment balances may exceed federally insured limits. Credit card transactions at the Company’s restaurant are processed by one service provider. Concentration of credit risk related to accounts receivables are limited, as the Company’s receivables are primarily with its landlords for the reimbursements of tenant improvements.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date of issuance.

Adoption of New Accounting Principle

Effective January 1, 2010, the Company adopted amendments requiring new fair value disclosures which did not have a significant impact to the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the updated guidance on accounting for variable interest entities (“VIE”). The guidance requires a qualitative approach to identify a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of this guidance did not have an impact to the Company’s consolidated financial statements.

2. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:

	December 31
	2010	2009
Land	$11,062	$8,938
Leasehold improvements and buildings	743,439	666,180
Furniture and fixtures	78,759	71,960
Equipment	148,849	135,033

	982,109	882,111
Accumulated depreciation	(305,228)	(245,700)

	$676,881	$636,411

Accrued liabilities were as follows:

	December 31
	2010	2009
Gift card liability	$13,456	$9,281
Transaction tax payable	10,280	8,237
Other accrued expenses	15,156	13,698

	$38,892	$31,216

3. Credit Facility

In February 2009, the Company entered into an unsecured revolving credit facility with Bank of America, N.A. with an initial principal amount of $25 million and an additional $25 million accordion feature. Borrowings under the credit facility will bear interest at a rate set, at the Company’s option, at either (i) a rate equal to an adjusted LIBOR rate plus a margin ranging from 0.75% to 2.0% depending on a lease-adjusted leverage ratio, or (ii) a daily rate equal to (a) the highest of the federal funds rate plus 0.5%, the bank’s published prime rate, or one-month LIBOR plus 1.0%, plus (b) a margin ranging from 0.0% to 1.0% depending on a lease-adjusted leverage ratio. The facility includes a commitment fee on the unused balance ranging from 0.25% to 0.5%, based on the lease-adjusted leverage ratio. Availability of borrowings under the facility is conditioned on the Company’s compliance with specified covenants including a maximum lease-adjusted leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2010, the Company was in compliance with these covenants. As of December 31, 2010, there were no loans outstanding and available borrowings were $25 million. The Company provided the bank with written notice of termination of the credit facility, to be effective February 23, 2011.

4. Income Taxes

The components of the provision for income taxes are as follows:

	Years ended December 31
	2010	2009	2008
Current tax:
U.S. Federal	$83,850	$56,945	$29,291
U.S. State	15,745	12,151	6,512
Foreign	6	(139)	(53)

	99,601	68,957	35,750

Deferred tax:
U.S. Federal	10,058	9,677	12,513
U.S. State	6	(1,393)	688
Foreign	—	(2)	(36)

	10,064	8,282	13,165

Valuation allowance	415	141	89

Total provision for income taxes	$110,080	$77,380	$49,004

The effective tax rate differs from the statutory tax rates as follows:

	Years ended December 31
	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	3.5	3.4	3.7
Other	(0.4)	(0.5)	(0.2)

Effective income tax rates	38.1%	37.9%	38.5%

Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries. These temporary differences consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31
	2010	2009
Long-term deferred income tax liability:
Leasehold improvements, property and equipment	$96,399	$78,504
Goodwill and other assets	815	647

Total long-term deferred income tax liability	97,214	79,151

Long-term deferred income tax asset:
Deferred rent	30,806	26,319
Gift card liability	271	210
Capitalized transaction costs	502	503
Stock-based compensation and other employee benefits	15,548	13,696
Foreign net operating loss carry-forwards	617	200
Valuation allowance	(1,055)	(640)

Total long-term deferred income tax asset	46,689	40,288

Net long-term deferred income tax liability	50,525	38,863

Current deferred income tax liability:
Prepaid assets and other	1,532	1,506

Total current deferred income tax liability	1,532	1,506

Current deferred income tax asset:
Allowances, reserves and other	5,912	4,658
Stock-based compensation and other employee benefits	45	90
Valuation allowance	(108)	(108)

Total current deferred income tax asset	5,849	4,640

Net current deferred income tax asset	4,317	3,134

Total deferred income tax liability	$46,208	$35,729

As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits. There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statutes of limitations. The Company is open to federal and state tax audits until the applicable statutes of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2007. For the majority of states where the Company has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2006. The Company’s foreign net operating losses begin expiring in 2028.

5. Shareholders’ Equity

Since 2008, the Company’s Board of Directors has authorized three separate plans to repurchase shares of common stock which combined authorize expenditures of up to $300 million. The shares may be purchased from time to time in open market transactions, subject to market conditions. The shares of common stock repurchased under authorized programs were 828, 1,298 and 692 for a total cost of $115,885, $84,089 and $30,227 during 2010, 2009 and 2008, respectively. As of December 31, 2010, $70,056 was available to be repurchased under the current agreement. The 2,818 shares are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors.

The Company has repurchased shares of common stock from participants of the Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan (the “Incentive Plan”), which are netted and surrendered as payment for applicable tax withholding on the vesting of their stock awards. Shares surrendered by the participants in accordance with the Incentive Plan and the applicable award agreements are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. In the year ended December 31, 2010, the Company repurchased 67 shares for a total cost of $10,717.

6. Stock Based Compensation

The Incentive Plan was approved at the Company’s annual meeting of shareholders on May 21, 2008. Under the Incentive Plan, 4,450 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 1,550 represent shares that were authorized for issuance but not issued at December 31, 2010. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted, to determine the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for stock awards granted under the Incentive Plan cannot be less than fair market value at the date of grant.

Options and stock only stock appreciation rights (“SAR”) vest after three years or equally over two and three years and expire after seven years. Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. Compensation expense on performance shares, which is based on the quantity of awards the Company has determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Stock-based compensation, including options, SARs and stock awards, was $22,280 ($13,713 net of tax) in 2010, $15,665 ($9,663 net of tax) in 2009 and $11,976 ($7,344 net of tax) in 2008. For the years ended December 31, 2010, 2009 and 2008, $899, $673 and $602, respectively, of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

The tables below summarize the option and SAR activity under the Incentive Plan (in thousands, except years and per share data):

	2010		2009		2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	1,245	$66.08	1,214	$52.49	965	$33.87
Granted	561	$104.23	578	$53.36	332	$102.67
Exercised	(325)	$56.95	(536)	$22.02	(22)	$21.21
Forfeited	(28)	$84.60	(8)	$55.02	(61)	$42.96
Expired	(2)	$22.00	(3)	$22.00	—	$—

Outstanding, end of year	1,451	$82.56	1,245	$66.08	1,214	$52.49

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Instrinsic Value
Outstanding as of December 31, 2010	1,451	$82.56	5.8	$188,839
Vested and expected to vest as of December 31, 2010(1)	1,417	$82.40	5.8	$184,636
Exercisable as of December 31, 2010	33	$32.40	2.3	$5,883

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The total intrinsic value of options and SARs exercised during the years ended December 31, 2010, 2009 and 2008 was $32,957, $31,753 and $893. Unearned compensation as of December 31, 2010 was $14,138 for options and SAR awards. The remaining vesting period as of December 31, 2010 for unvested options and SAR awards was between 0.1 and 3.0 years.

A summary of non-vested stock award activity under the Incentive Plan is as follows (in thousands, except per share data):

	2010		2009		2008
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Outstanding, beginning of year	257	$71.03	229	$75.06	123	$64.75
Granted	118	$215.76	90	$55.71	109	$87.36
Vested	(166)	$78.85	(60)	$63.89	—	$—
Forfeited	(4)	$53.36	(2)	$53.36	(3)	$99.19

Outstanding, end of year	205	$148.22	257	$71.03	229	$75.06

At December 31, 2010, 111 of the outstanding non-vested stock awards were subject to both service and performance conditions. The quantity of shares that ultimately vest is determined based on the cumulative cash flow from operations reached during the three year period ending on September 30, 2013. If the cumulative cash flow from operations during the three year period does not reach a specified level, no shares will vest. Unearned compensation as of December 31, 2010 was $13,989 for non-vested stock awards the Company has determine are probable of vesting. The remaining vesting period as of December 31, 2010 for non-vested stock awards was between 0.4 and 2.7 years. The fair value of shares vested during the year ended December 31, 2010 and 2009 was $13,050 and $3,833, respectively.

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value SAR awards granted for each year:

	2010	2009	2008
Risk-free interest rate	1.5%	1.5%	3.1%
Expected life (years)	3.4	4.2	4.8
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	51%	42%	35%
Weighted-average Black-Scholes fair value per share at date of grant	$39.52	$18.85	$29.01

The Company has not paid dividends to date and does not plan to pay dividends in the near future. The risk-free interest rate is based upon U.S. Treasury rates for instruments with similar terms. For the 2009 and 2010 awards, the expected life and volatility assumptions were based on Company-specific historical data. For the 2008 stock option awards, the expected life was derived utilizing the short-cut method allowed for a vanilla option grant in which the expected life is assumed to be the average of the vesting period and the contractual life of the option. Also in 2008, the volatility assumptions were derived from the Company’s actual volatility and historical volatilities of competitors whose shares are traded in the public markets. Prior to the 2009 awards, the Company had very limited historical share price data to calculate volatility and had share option exercise experience that did not represent a sufficiently large sample to provide a reasonable basis for an estimate of expected life due to limited grants prior to its initial public offering in 2006.

7. Employee Benefit Plans

The Company maintains the Chipotle Mexican Grill 401(k) plan (the “401(k) Plan”). The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2010, 2009 and 2008, Company matching contributions totaled approximately $1,734, $1,462 and $1,402, respectively.

The Company maintains the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. The Deferred Plan is a non-qualified, unfunded plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2010 and 2009 were $5,115 and $3,020, respectively, and are included in other long-term liabilities in the consolidated balance sheet. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2010, 2009 and 2008, the Company made deferred compensation matches of $156, $131 and $252 respectively, to the Deferred Plan. As the Deferred Plan is unfunded, the Company is responsible for the earnings and losses. The total expense (income) recognized under the Deferred Plan including the matching contributions was $610, $538 and $(176) for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Future minimum lease payments required under existing operating leases as of December 31, 2010 are as follows:

2011	$114,754
2012	115,752
2013	116,776
2014	118,142
2015	119,354
Thereafter	1,288,094

Total minimum lease payments	$1,872,872

Minimum lease payments have not been reduced by minimum sublease rentals of $3,587 due in the future under non-cancelable subleases.

Rental expense consists of the following:

	For the years ended December 31
	2010	2009	2008
Minimum rentals	$114,750	$101,029	$90,547
Contingent rentals	$1,602	$1,500	$1,602
Sublease rental income	$(1,227)	$(1,238)	$(1,201)

The Company has six sales and leaseback transactions. These transactions do not qualify for sales leaseback accounting because of the Company’s deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $3,782 as of December 31, 2010. The future minimum lease payments for each of the next five years and thereafter for deemed landlord financing obligations are as follows:

2011	$391
2012	394
2013	394
2014	394
2015	400
Thereafter	4,316

Total minimum lease payments	6,289
Less: Interest implicit in lease	(2,507)

Total deemed landlord financing	$3,782

9. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SARs and non-vested stock awards. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Options and SARs to purchase 340, 532 and 586 shares of common stock were excluded from the calculation of 2010, 2009 and 2008 diluted EPS, respectively, because they were anti-dilutive. In addition, 60, 119 and 226 stock awards subject to performance conditions were excluded from the 2010, 2009 and 2008 calculations of diluted EPS.

The following table sets forth the computations of basic and dilutive earnings per share:

	Year ended December 31
	2010	2009	2008
Net income	$178,981	$126,845	$78,202
Shares:
Weighted average number of common shares outstanding	31,234	31,766	32,766
Dilutive stock options and SARs	422	247	341
Dilutive non-vested stock awards	79	89	39

Diluted weighted-average number of common shares outstanding	31,735	32,102	33,146

Basic earnings per share	$5.73	$3.99	$2.39

Diluted earnings per share	$5.64	$3.95	$2.36

10. Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, commitment for food purchases, and corporate sponsorships. As of December 31, 2010, total purchase obligations were $47,385.

Litigation

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

The Company is pursuing an appeal of the recent ruling from the appeals court in the individual Antoninetti action. In the event it is not successful in the appeal, the Company intends to vigorously defend the class action ADA cases. The Company lowered the height of its serving line walls throughout California some time ago, which makes injunctive relief in these actions moot, and has the lower serving lines in a significant majority of its restaurants outside of California as well. The Company also expects to contest certification of a plaintiff class in these actions. It is not possible at this time to reasonably estimate the outcome of, or any potential liability from, these cases.

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2010. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

Other Contingency

Following an audit during 2010 by the U.S. Department of Homeland Security (“DHS”) of the work authorization documents of the Company’s restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS (“ICE”) issued to the Company a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding the Company’s review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. The Company approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, the Company was also requested by DHS to provide the work authorization documents of restaurant employees in the District of Columbia and Virginia, and the Company provided the requested documents in January 2011. The Company has received additional requests for work authorization documents covering a small number of individual restaurants. The Company believes its practices with regard to the work authorization of its employees, including the review and retention of work authorization documents, are in compliance with applicable law. It is not possible at this time to determine whether the Company will incur any fines, penalties or further liabilities in connection with these matters.

11. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2010
	March 31	June 30	September 30	December 31
Revenue	$409,686	$466,841	$476,874	$482,521
Operating income	$61,296	$74,959	$77,584	$73,992
Net income	$37,847	$46,461	$48,228	$46,445
Basic earnings per share	$1.20	$1.48	$1.55	$1.50
Diluted earnings per share	$1.19	$1.46	$1.52	$1.47

	2009
	March 31	June 30	September 30	December 31
Revenue	$354,456	$388,836	$387,581	$387,544
Operating income	$41,189	$57,322	$54,809	$50,385
Net income	$25,392	$35,393	$34,464	$31,596
Basic earnings per share	$0.79	$1.11	$1.09	$1.00
Diluted earnings per share	$0.78	$1.10	$1.08	$0.99

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2010 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control Integrated Framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited Chipotle Mexican Grill, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chipotle Mexican Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chipotle Mexican Grill, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 17, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 17, 2011

ITEM 9B.	OTHER INFORMATION

On February 11, 2011, the Compensation Committee of our Board of Directors approved grants to our executive officers of stock appreciation rights, or SOSARs, under our Amended and Restated 2006 Stock Incentive Plan. The SOSARs have a base price of $268.73 per share, the closing market price of our common stock on the grant date, and a seven year term. One half of the SOSARs granted to each executive officer have performance based vesting conditions requiring that, in order for the awards to vest, we achieve specified levels of operating income over certain periods, and the remaining SOSARs vest equally on the second and third anniversaries of the grants. The full terms of these grants are set forth in the forms of 2011 Stock Appreciation Rights Agreement and 2011 Performance Based Stock Appreciation Rights Agreement, and in the Amended and Restated 2006 Stock Incentive Plan, as amended, filed as exhibits to this Annual Report on Form 10-K. The total SOSARs awarded were 150,000 to each of Steve Ells and Monty Moran, our Co-Chief Executive Officers, 50,000 to Jack Hartung, our Chief Financial Officer, 16,000 to Bob Blessing, our Chief Development Officer, and 14,000 to Mark Crumpacker, our Chief Marketing Officer.

On February 14, 2011, we provided written notice to Bank of America, N.A., of termination of our $25 million unsecured revolving credit facility, effective as of February 23, 2011. There were no amounts outstanding under the facility and we plan to satisfy our future capital needs with existing cash and investment balances and cash flow from operations.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2011 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2010.

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

Date: February 17, 2011

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

Signature	Date	Title
/s/ STEVE ELLS Steve Ells	February 17, 2011	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ MONTGOMERY F. MORAN Montgomery F. Moran	February 17, 2011	Co-Chief Executive Officer (principal executive officer)

/s/ JOHN R. HARTUNG John R. Hartung	February 17, 2011	Chief Financial Officer (principal financial and accounting officer)

/s/ ALBERT S. BALDOCCHI Albert S. Baldocchi	February 17, 2011	Director

/s/ JOHN S. CHARLESWORTH John S. Charlesworth	February 17, 2011	Director

/s/ NEIL W. FLANZRAICH Neil W. Flanzraich	February 17, 2011	Director

/s/ PATRICK J. FLYNN Patrick J. Flynn	February 17, 2011	Director

/s/ DARLENE J. FRIEDMAN Darlene J. Friedman	February 17, 2011	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Stock Certificate for Shares of Common Stock.(1)

10.1†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Cash Incentive Plan.(3)

10.2†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan.

10.2.1†	Form of 2006 Option Agreement and form of Option Agreement for converted SARs.(4)

10.2.2†	Form of 2007 Stock Option Agreement.(5)

10.2.3†	Form of 2008 Stock Appreciation Rights Agreement.(6)

10.2.4†	Form of 2008 Performance Share Agreement.(6)

10.2.5†	Form of Performance-Contingent Restricted Stock Agreement.(3)

10.2.6†	Form of 2008 Board Restricted Stock Units Agreement.(3)

10.2.7†	Form of Board Restricted Stock Units Agreement.(7)

10.2.8†	Form of 2009 Stock Appreciation Rights Agreement.(8)

10.2.9†	Form of Performance Share Agreement.

10.2.10†	Form of 2011 Stock Appreciation Rights Agreement.

10.2.11†	Form of 2011 Performance-Based Stock Appreciation Rights Agreement.

10.3	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders.(9)

10.4	Separation Agreement dated September 7, 2006 between Chipotle Mexican Grill, Inc. and McDonald’s Corporation.(10)

10.5†	Board Pay Policies.(3)

10.6†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(5)

10.7†	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(11)

10.8†	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(12)

10.9†	Form of Director and Officer Indemnification Agreement.(13)

10.10	Credit Agreement dated February 18, 2009 among Chipotle Mexican Grill, Inc., additional Borrowers, and Bank of America, N.A.(8)

21.1	Subsidiaries of Chipotle Mexican Grill, Inc.

23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.).

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chairman and Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

†	-denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731)
(2)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009 (File No. 001-32731).
(3)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q filed July 27, 2010 (File No. 001-32731).
(4)	Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 10, 2006 (File No. 333-129221).
(5)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007 (File No. 001-32731)
(6)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008 (File No. 001-32731)
(7)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on July 24, 2009 (File No. 001-32731).
(8)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009 (File No. 001-32731).
(9)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006 (File No. 001-32731).
(10)	Incorporated by reference to Exhibit 10.8 to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 8, 2006 (File No. 333-137177).
(11)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 1, 2007 (File No. 001-32731).
(12)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on October 31, 2007 (File No. 001-32731).
(13)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007 (File No. 001-32731).