Form 10-Q
period 2011-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2011-04-21
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 18, 2011 there were 31,119,198 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$282,939	$224,838
Accounts receivable, net of allowance for doubtful accounts of $68 and $102 as of March 31, 2011 and December 31, 2010, respectively	7,623	5,658
Inventory	8,738	7,098
Current deferred tax asset	4,697	4,317
Prepaid expenses and other current assets	20,318	16,016
Income tax receivable	7,845	23,528
Investments	45,000	124,766

Total current assets	377,160	406,221
Leasehold improvements, property and equipment, net	683,392	676,881
Long term investments	59,456	—
Other assets	16,108	16,564
Goodwill	21,939	21,939

Total assets	$1,158,055	$1,121,605

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$35,929	$33,705
Accrued payroll and benefits	31,148	50,336
Accrued liabilities	32,143	38,892
Current portion of deemed landlord financing	124	121

Total current liabilities	99,344	123,054
Deferred rent	127,387	123,667
Deemed landlord financing	3,629	3,661
Deferred income tax liability	53,608	50,525
Other liabilities	11,341	9,825

Total liabilities	295,309	310,732

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 230,000 shares authorized, and 34,060 and 33,959 shares issued as of March 31, 2011 and December 31, 2010, respectively	341	340
Additional paid-in capital	612,726	594,331
Treasury stock, at cost, 2,943 and 2,885 common shares at March 31, 2011 and December 31, 2010, respectively	(254,441)	(240,918)
Accumulated other comprehensive income	1,224	606
Retained earnings	502,896	456,514

Total shareholders’ equity	862,746	810,873

Total liabilities and shareholders’ equity	$1,158,055	$1,121,605

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31
	2011	2010
Revenue	$509,384	$409,686

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	162,908	123,908
Labor	125,288	104,017
Occupancy	35,315	31,088
Other operating costs	57,385	43,678
General and administrative expenses	32,216	26,194
Depreciation and amortization	18,494	16,734
Pre-opening costs	1,296	1,502
Loss on disposal of assets	1,661	1,269

Total operating expenses	434,563	348,390

Income from operations	74,821	61,296
Interest and other income	475	275
Interest and other expense	(188)	(79)

Income before income taxes	75,108	61,492
Provision for income taxes	(28,726)	(23,645)

Net income	$46,382	$37,847

Earnings per share:
Basic	$1.49	$1.20

Diluted	$1.46	$1.19

Weighted average common shares outstanding:
Basic	31,082	31,483

Diluted	31,717	31,814

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31
	2011	2010
Operating activities
Net income	$46,382	$37,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,494	16,734
Deferred income tax (benefit) provision	2,703	(3,271)
Loss on disposal of assets	1,661	1,269
Bad debt allowance	3	(136)
Stock-based compensation	8,923	4,687
Excess tax benefit on stock-based compensation	(8,700)	(2,301)
Other	115	(159)
Changes in operating assets and liabilities:
Accounts receivable	(1,968)	1,385
Inventory	(1,639)	(700)
Prepaid expenses and other current assets	(4,297)	(1,317)
Other assets	456	(513)
Accounts payable	2,501	1,700
Accrued liabilities	(25,941)	(19,658)
Income tax receivable	24,383	19,162
Deferred rent	3,713	3,624
Other long-term liabilities	1,516	1,514

Net cash provided by operating activities	68,305	59,867

Investing activities
Purchases of leasehold improvements, property and equipment	(26,438)	(19,703)
Purchases of investments	(59,452)	(55,000)
Maturities of investments	79,766	—

Net cash used in investing activities	(6,124)	(74,703)

Financing activities
Acquisition of treasury stock	(13,523)	(17,798)
Proceeds from option exercises	372	3,791
Excess tax benefit on stock-based compensation	8,700	2,301
Payments on deemed landlord financing	(29)	(22)

Net cash used in financing activities	(4,480)	(11,728)

Effect of exchange rate changes on cash and cash equivalents	400	—
Net change in cash and cash equivalents	58,101	(26,564)
Cash and cash equivalents at beginning of period	224,838	219,566

Cash and cash equivalents at end of period	$282,939	$193,002

Supplemental disclosures of non-cash information
Decrease in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(286)	$(791)

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has two restaurants in Toronto, Canada and one in London, England. As of March 31, 2011, the Company operated 1,095 restaurants. The Company manages its operations based on five regions and has aggregated its operations to one reportable segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

2. Comprehensive Income

The following table presents comprehensive income for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
Net income	$46,382	$37,847
Foreign currency translation adjustments	618	(159)

Comprehensive income	$47,000	$37,688

3. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments, classified as held-to-maturity, are carried at amortized cost, which approximates fair value. Investments consist of U.S. treasury notes and CDARS, certificate of deposit products, with maturities up to two years. Fair market value of U.S. treasury notes is measured using level 1 inputs (quoted prices for identical assets in active markets) and fair market value of CDARS is measured based on level 2 inputs (quoted prices for identical assets in markets that are not active).

4. Shareholders’ Equity

During the first quarter of 2011, the Company purchased shares of common stock under an authorized share repurchase program. The shares may be purchased from time to time in open market transactions, subject to market conditions. The Company repurchased 58 shares for $13,523 during the three months ended March 31, 2011. The cumulative shares repurchased under authorized programs as of March 31, 2011 are 2,876 for a total cost of $243,725. As of March 31, 2011, $56,534 was available to be repurchased under the current agreement. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

5. Stock-based Compensation

During the first quarter of 2011, the Company granted stock only stock appreciation rights (“SARs”) on 586 shares of its common stock to eligible employees, of which 190 include performance conditions. The grant date fair value of the SARs was $101.91 per share with an exercise price of $268.73 per share based on the closing price of common stock on the date of grant. The SARs vest in two equal installments on the second and third anniversary of the grant date.

Total stock-based compensation expense was $9,324 ($5,739 net of tax) for the three months ended March 31, 2011, respectively, and was $4,936 ($3,045 net of tax) for the three months ended March 31, 2010. For the three months ended March 31, 2011 and 2010, $401 and $249 respectively, of stock-based compensation was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the three months ended March 31, 2011, 138 options or SARs were exercised, and 1 SAR was forfeited.

6. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SARs and non-vested stock awards (collectively “stock awards’). For the three months ended March 31, 2011 and 2010, 219 and 877 stock awards, respectively, were excluded from the calculation of diluted EPS because they were anti-dilutive. In addition, 159 and 119 stock awards for the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended March 31,
	2011	2010
Net income	$46,382	$37,847
Shares:
Weighted average number of common shares outstanding	31,082	31,483
Dilutive stock options and SARS	575	273
Dilutive non-vested stock awards	60	58

Diluted weighted average number of common shares outstanding	31,717	31,814

Basic earnings per share	$1.49	$1.20

Diluted earnings per share	$1.46	$1.19

7. Commitments and Contingencies

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

In the individual Antoninetti action, the district court entered a ruling in which it found that although the Company’s counter height violated the ADA, the Company provided the plaintiff with an equivalent facilitation, and awarded attorney’s fees and minimal damages to the plaintiff which the Company has accrued. The Company and the plaintiff appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit, and on July 26, 2010, the appeals court entered a ruling finding that the Company violated the ADA and did not provide the plaintiff with an equivalent facilitation, and remanded the case to the district court. The district court will now determine the damages and injunctive relief and final award of attorneys fees to which Antoninetti is entitled based on the court of appeals ruling.

The Company lowered the height of its serving line walls throughout California some time ago, which makes injunctive relief in both the individual and class actions moot, and has the lower serving lines in a significant majority of its restaurants outside of California as well. The Company will vigorously defend the class action cases, including by contesting certification of a plaintiff class. It is not possible at this time to reasonably estimate the outcome of, or any additional potential liability from, these cases.

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

Following an inspection during 2010 by the U.S. Department of Homeland Security (“DHS”) of the work authorization documents of the Company’s restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS (“ICE”) issued to the Company a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding the Company’s review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. The Company approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, the Company was also requested by DHS to provide the work authorization documents of restaurant employees in the District of Columbia and Virginia, and the Company provided the requested documents in January 2011. The Company has received additional requests for work authorization documents covering a small number of individual restaurants as well, and ICE’s investigation remains ongoing. In April 2011 the Company also received notice from the office of the U.S. Attorney for the District of Columbia that it is conducting an investigation into these matters through its criminal division. The Company believes its practices with regard to the work authorization of its employees, including the review and retention of work authorization documents, are in compliance with applicable law. It is not possible at this time to determine whether the Company will incur any fines, penalties or further liabilities in connection with these matters.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2011. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open and our effective tax rate for 2011, projections regarding potential changes in comparable restaurant sales and food and other costs, and discussion of possible stock repurchases, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1.A of this report.

Overview

Chipotle operates fresh Mexican food restaurants serving burritos, tacos, burrito bowls (a burrito without the tortilla) and salads. We began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine-dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Through our vision of Food With Integrity, Chipotle is seeking better food from using ingredients that are not only fresh, but that where possible are sustainably grown and naturally raised with respect for the animals, the land, and the farmers who produce the food. A similarly focused people culture, with an emphasis on identifying and empowering top performing employees, enables us to develop future leaders from within.

2011 Highlights

Restaurant Development. As of March 31, 2011, we had 1,095 restaurants, of which 1,092 were located throughout the United States, two in Toronto, Canada as well as one in London, England. New restaurants have contributed substantially to our revenue growth. We opened 12 restaurants during the three months ended March 31, 2011. We expect to open between 135 and 145 restaurants in 2011. Among the expected restaurant openings in 2011 is a restaurant in Paris, France, which will be our first restaurant in France. About 30% of these openings will be what we call “A Model” restaurants. A Model restaurants are being built primarily in secondary trade areas which have attractive demographics but are typically characterized by lower investment and occupancy costs.

Sales Growth. Average restaurant sales were $1.885 million as of March 31, 2011. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increase for the first three months of 2011 was 12.4% driven primarily by an increase in customer visits. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. We expect our 2011 full year comparable restaurant sales increases to be in the mid single digits due to difficult comparisons with 2010 and continued economic uncertainty.

Food With Integrity. We face challenges associated with pursuing Food With Integrity, including ongoing supply challenges of naturally raised meats as we open more restaurants and increase sales. We continue to serve naturally raised pork in all our restaurants. Although we purchased more naturally raised meat during the first three months of 2011 than we have in any previous quarter, the percentage of naturally raised chicken and beef we serve declined. We define naturally raised as coming from animals that are fed a pure vegetarian diet, never given antibiotics or hormones, and raised humanely. Our definition is more stringent than the USDA’s standard for naturally raised marketing claims.

Our food costs have increased in 2011 as a result of inflationary pressures and recent freezes in Mexico and Florida. Due to continued inflationary pressures primarily on avocados, dairy and meats, as well as continued Food With Integrity initiatives, we expect food costs to further increase in the second quarter and throughout 2011. We expect to institute menu price increases throughout the country during the third quarter of 2011 in response to food cost inflation.

Stock Repurchase. In accordance with stock repurchases authorized by our Board of Directors we purchased stock with an aggregate total repurchase price of $13.5 million during the first three months of 2011. As of March 31, 2011, $56.5 million was available to be repurchased under the current repurchase authorization. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended March 31
	2011	2010
Beginning of period	1,084	956
Openings	12	20
Relocations	(1)	—

Total restaurants at end of period	1,095	976

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended March 31		% increase
	2011	2010
	(dollars in millions)
Revenue	$509.4	$409.7	24.3%
Average restaurant sales	$1.885	$1.736	8.6%
Comparable restaurant sales increases	12.4%	4.3%
Number of restaurants as of the end of the period	1,095	976	12.2%
Number of restaurants opened in the period	12	20

The significant factors contributing to our increase in revenue for the three months ended March 31, 2011 were restaurant openings and comparable restaurant sales increases. Revenue for the three months ended March 31, 2011 for restaurants not in the comparable restaurant base contributed $50.4 million of the increase in sales, of which $1.9 was attributable to restaurants opened in 2011. Comparable restaurant sales increases contributed to $49.1 million of the increase in sales for the first three months of 2011. Comparable restaurant sales growth was due primarily to increases in customer visits.

Food, Beverage and Packaging Costs

	For the three months ended March 31		% increase
	2011	2010
	(dollars in millions)
Food, beverage and packaging	$162.9	$123.9	31.5%
As a percentage of revenue	32.0%	30.2%

Food, beverage and packaging costs increased as a percentage of revenue for the first three months of 2011 due to inflation on most food items, including beef, avocados and dairy, and increases in the cost of tomatoes and other produce due to the recent freezes in Mexico and Florida. We expect food inflation to continue to pressure food costs throughout 2011.

Labor Costs

	For the three months ended March 31		% increase
	2011	2010
	(dollars in millions)
Labor costs	$125.3	$104.0	20.4%
As a percentage of revenue	24.6%	25.4%

Labor costs as a percentage of revenue decreased in the first three months of 2011 due primarily to the benefit of higher average restaurant sales, partially offset by labor inefficiencies due to training new employees. Average wage rates were up slightly due to normal wage inflation.

Occupancy Costs

	For the three months ended March 31		% increase
	2011	2010
	(dollars in millions)
Occupancy costs	$35.3	$31.1	13.6%
As a percentage of revenue	6.9%	7.6%

Occupancy costs decreased as a percentage of revenue in the three months ended March 31, 2011 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended March 31		% increase
	2011	2010
	(dollars in millions)
Other operating costs	$57.4	$43.7	31.4%
As a percentage of revenue	11.3%	10.7%

Other operating costs increased as a percentage of revenue in the three months ended March 31, 2011 due primarily to an increase in marketing and promotional spend partially offset by the benefit of higher average restaurant sales on a partially fixed-cost base. We expect marketing and promotional spend as a percentage of revenue to increase for the full year 2011 compared to 2010, with the most significant increase in the second quarter.

General and Administrative Expenses

	For the three months ended March 31		% increase
	2011	2010
	(dollars in millions)
General and administrative expense	$32.2	$26.2	23.0%
As a percentage of revenue	6.3%	6.4%

The increase in general and administrative expenses in the three months ended March 31, 2011 primarily resulted from an increase in stock-based compensation expense due to awards granted in 2011 with a significantly higher stock price on the date of grant and hiring more employees as we grew.

As a percentage of revenue, general and administrative expenses decreased due to the benefit of higher average restaurant sales on a partially fixed-cost base partially offset by increased stock-based compensation and hiring more employees.

Depreciation and Amortization

	For the three months ended March 31		% increase
	2011	2010
	(dollars in millions)
Depreciation and amortization	$18.5	$16.7	10.5%
As a percentage of revenue	3.6%	4.1%

Depreciation and amortization increased primarily due to restaurants opened in 2011 and 2010. As a percentage of total revenue, depreciation and amortization decreased as a result of the benefit of higher average restaurant sales on a partially fixed-cost base.

Provision for Income Taxes

	For the three months ended March 31		% increase
	2011	2010
	(dollars in millions)
Provision for income taxes	$28.7	$23.6	21.5%
Effective tax rate	38.2%	38.5%

The 2011 estimated annual effective tax rate is expected to be 38.3% compared to 38.1% for 2010. The increase of 0.2% reflects the impact of operational changes on our food donation program.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $387.4 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

Off-Balance Sheet Arrangements

As of March 31, 2011 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2011, we had $282.2 million in investments, including a trust account classified in other assets, and $106.6 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.4%.

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

Foreign Currency Exchange Risk

A portion of our operations consists of activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. However, a substantial majority of our operations and investment activities are transacted in the U.S. and therefore our foreign currency risk is limited at this date.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2011 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In the individual Antoninetti action, the district court entered a ruling in which it found that although our counter height violated the ADA, we provided the plaintiff with an equivalent facilitation, and awarded attorney’s fees and minimal damages to the plaintiff which we have accrued. We and the plaintiff appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit, and on July 26, 2010, the appeals court entered a ruling finding that we violated the ADA and did not provide the plaintiff with an equivalent facilitation, and remanded the case to the district court. The district court will now determine the damages and injunctive relief and final award of attorneys fees to which Antoninetti is entitled based on the court of appeals ruling.

We lowered the height of our serving line walls throughout California some time ago, which makes injunctive relief in both the individual and class actions moot, and have the lower serving lines in a significant majority of our restaurants outside of California as well. We will vigorously defend the class action cases, including by contesting certification of a plaintiff class. It is not possible at this time to reasonably estimate the outcome of, or any additional potential liability from, these cases.

Notices of Inspection of Work Authorization Documents

Following an inspection during 2010 by the U.S. Department of Homeland Security, or DHS, of the work authorization documents of our restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS, or ICE, issued to us a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding our review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. We approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, we were also requested by DHS to provide the work authorization documents of our restaurant employees in the District of Columbia and Virginia, and we provided the requested documents in January 2011. We have received additional requests for work authorization documents covering a small number of individual restaurants as well, and ICE’s investigation remains ongoing. In April 2011 we also received notice from the office of the U.S. Attorney for the District of Columbia that it is conducting an investigation into these matters through its criminal division. The operating hours of our Minnesota, D.C. and Virginia restaurants have been uninterrupted by these developments, and we believe our practices with regard to the work authorization of our employees, including the review and retention of work authorization documents, are in compliance with applicable law. However, the termination of large numbers of employees does disrupt our operations and results in a temporary increase in labor costs as we train new employees. It is not possible at this time to determine whether we will incur any fines, penalties or further liabilities in connection with these matters.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January	31,500	$223.00	31,500	$63,031,109
Purchased 1/1 through 1/31
February	13,303	$244.60	13,303	$59,777,155
Purchased 2/1 through 2/28
March	12,909	$251.21	12,909	$56,534,320
Purchased 3/1 through 3/31
Total	57,712	$234.29	57,712	$56,534,320

(1)	- All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	- Shares were repurchased pursuant to repurchase programs announced on July 22, 2010. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the continuing repurchase program may be modified, suspended, or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: April 21, 2011

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Common Stock.*

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three months ended March 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).