Form 10-Q
period 2011-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2011-07-21
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 18, 2011 there were 31,345,733 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	June 30 2011	December 31 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$349,801	$224,838
Accounts receivable, net of allowance for doubtful accounts of $68 and $102 as of June 30, 2011 and December 31, 2010, respectively	6,179	5,658
Inventory	8,447	7,098
Current deferred tax asset	5,114	4,317
Prepaid expenses and other current assets	31,279	16,016
Income tax receivable	6,133	23,528
Investments	34,759	124,766

Total current assets	441,712	406,221
Leasehold improvements, property and equipment, net	695,609	676,881
Long term investments	89,712	—
Other assets	14,609	16,564
Goodwill	21,939	21,939

Total assets	$1,263,581	$1,121,605

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$40,258	$33,705
Accrued payroll and benefits	45,383	50,336
Accrued liabilities	31,647	38,892
Current portion of deemed landlord financing	128	121

Total current liabilities	117,416	123,054
Deferred rent	131,592	123,667
Deemed landlord financing	3,596	3,661
Deferred income tax liability	60,023	50,525
Other liabilities	11,892	9,825

Total liabilities	324,519	310,732

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 230,000 shares authorized, and 34,270 and 33,959 shares issued as of June 30, 2011 and December 31, 2010, respectively	343	340
Additional paid-in capital	647,237	594,331
Treasury stock, at cost, 2,975 and 2,885 common shares at June 30, 2011 and December 31, 2010, respectively	(263,402)	(240,918)
Accumulated other comprehensive income	1,331	606
Retained earnings	553,553	456,514

Total shareholders’ equity	939,062	810,873

Total liabilities and shareholders’ equity	$1,263,581	$1,121,605

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Revenue	$571,561	$466,841	$1,080,945	$876,527

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	188,121	141,922	351,029	265,830
Labor	137,705	114,790	262,993	218,807
Occupancy	36,195	31,772	71,510	62,860
Other operating costs	62,221	52,968	119,606	96,646
General and administrative expenses	41,968	30,141	74,184	56,335
Depreciation and amortization	18,505	17,053	36,999	33,787
Pre-opening costs	1,606	1,724	2,902	3,226
Loss on disposal of assets	1,377	1,512	3,038	2,781

Total operating expenses	487,698	391,882	922,261	740,272

Income from operations	83,863	74,959	158,684	136,255

Interest and other income	475	427	950	702
Interest and other expense	(2,481)	(85)	(2,669)	(164)

Income before income taxes	81,857	75,301	156,965	136,793
Provision for income taxes	(31,200)	(28,840)	(59,926)	(52,485)

Net income	$50,657	$46,461	$97,039	$84,308

Earnings per share:

Basic	$1.63	$1.48	$3.12	$2.68

Diluted	$1.59	$1.46	$3.06	$2.65

Weighted average common shares outstanding:

Basic	31,167	31,373	31,125	31,428

Diluted	31,761	31,802	31,740	31,808

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30
	2011	2010
Operating activities
Net income	$97,039	$84,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,999	33,787
Deferred income tax (benefit) provision	8,701	(7,367)
Loss on disposal of assets	3,038	2,781
Bad debt allowance	3	(72)
Stock-based compensation	21,978	11,689
Excess tax benefit on stock-based compensation	(29,673)	(3,340)
Other	2,479	(109)
Changes in operating assets and liabilities:
Accounts receivable	(524)	1,048
Inventory	(1,347)	(744)
Prepaid expenses and other current assets	(15,260)	(4,025)
Other assets	64	(534)
Accounts payable	6,369	5,326
Accrued liabilities	(12,203)	(5,749)
Income tax receivable	47,067	2,514
Deferred rent	7,919	7,724
Other long-term liabilities	2,067	1,719

Net cash provided by operating activities	174,716	128,956

Investing activities
Purchases of leasehold improvements, property and equipment	(57,681)	(41,653)
Acquisition of interests in equity method investment	(586)	—
Purchases of investments	(89,702)	(80,000)
Maturities of investments	90,007	25,000

Net cash used in investing activities	(57,962)	(96,653)

Financing activities
Acquisition of treasury stock	(22,484)	(58,583)
Proceeds from option exercises	457	5,459
Excess tax benefit on stock-based compensation	29,673	3,340
Payments on deemed landlord financing	(58)	(43)

Net cash provided by (used in) financing activities	7,588	(49,827)

Effect of exchange rate changes on cash and cash equivalents	621	—
Net change in cash and cash equivalents	124,963	(17,524)
Cash and cash equivalents at beginning of period	224,838	219,566

Cash and cash equivalents at end of period	$349,801	$202,042

Supplemental disclosures of non-cash information
Increase (decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable	$180	$(345)

See accompanying notes to consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has two restaurants in Toronto, Canada and one in London, England. As of June 30, 2011, the Company operated 1,131 restaurants. The Company is transitioning the management of its operations from five regions to six regions and has aggregated its operations to one reportable segment.

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

2. Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact to the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on its consolidated financial position or results of operations.

3. Comprehensive Income

The following table presents comprehensive income for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net income	$50,657	$46,461	$97,039	$84,308
Foreign currency translation adjustments	107	50	725	(109)

Comprehensive income	$50,764	$46,511	$97,764	$84,199

4. Loss on Equity Method Investment

During the three and six months ended June 30, 2011, the Company recognized losses of $2,367 and $2,486, respectively, on its equity method investment in ANGR Holdings, LLC, which operated the restaurants awarded on the television program America’s Next Great Restaurant prior to their closure. The recognized losses, which represent the entire amount of our investment, are included in interest and other expense in the condensed consolidated statement of income.

5. Fair Value of Financial Instruments

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

6. Shareholders’ Equity

During the first six months of 2011, the Company purchased shares of common stock under an authorized share repurchase program. The shares may be purchased from time to time in open market transactions, subject to market conditions. The Company repurchased 90 shares for $22,484 during the six months ended June 30, 2011. The cumulative shares repurchased under authorized programs as of June 30, 2011 are 2,908 for a total cost of $252,685. As of June 30, 2011, $47,575 was available to be repurchased under the current agreement. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

7. Stock-based Compensation

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

During the second quarter of 2011, the Company granted 2 restricted stock units with a weighted-average grant date fair value of $284.11 which vest on the third anniversary of the grant.

Total stock-based compensation expense was $13,455 and $22,779 ($8,229 and $13,932 net of tax) for the three and six months ended June 30, 2011, respectively, and was $7,202 and $12,138 ($4,443 and $7,487 net of tax) for the three and six months ended June 30, 2010, respectively. A portion of stock-based compensation totaling $400 and $801 for the three and six months ended June 30, 2011, and $200 and $449 for the three and six months ended June 30, 2010, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the six months ended June 30, 2011, 415 options or SARs were exercised, 2 SAR were forfeited, and 3 restricted stock units vested.

8. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SARs and non-vested stock awards (collectively “stock awards”). For the three and six months ended June 30, 2011, 396 and 307 stock awards were excluded from the calculation of diluted EPS and for the three and six months ended June 30, 2010, 479 and 678 stock awards were excluded because they were anti-dilutive. In addition, 246 and 202 stock awards for the three and six months ended June 30, 2011 and 119 stock awards for the three and six months ended June 30, 2010, were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$50,657	$46,461	$97,039	$84,308
Shares:
Weighted average number of common shares outstanding	31,167	31,373	31,125	31,428
Dilutive stock options, SARS and non-vested stock awards	594	429	615	380

Diluted weighted average number of common shares outstanding	31,761	31,802	31,740	31,808

Basic earnings per share	$1.63	$1.48	$3.12	$2.68

Diluted earnings per share	$1.59	$1.46	$3.06	$2.65

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

Following an inspection during 2010 by the U.S. Department of Homeland Security (“DHS”) of the work authorization documents of the Company’s restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS (“ICE”) issued to the Company a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding the Company’s review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. The Company approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, the Company was also requested by DHS to provide the work authorization documents of restaurant employees in the District of Columbia and Virginia, and the Company provided the requested documents in January 2011. The Company has received additional requests for work authorization documents covering a small number of individual restaurants as well, and ICE’s investigation remains ongoing. In April 2011 the Company also received notice from the office of the U.S. Attorney for the District of Columbia that it is conducting an investigation into these matters through its criminal division. The Company believes its practices with regard to the work authorization of its employees, including the review and retention of work authorization documents, are in compliance with applicable law. However, the termination of large numbers of employees in a short period of time does disrupt restaurant operations and results in a temporary increase in labor costs as new employees are trained. It is not possible at this time to determine whether the Company will incur any fines, penalties or further liabilities in connection with these matters.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2011. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including our estimates of the number of restaurants we intend to open and our effective tax rate for 2011, projections regarding potential changes in comparable restaurant sales and food and other costs, statements about the expected impact of menu price increases and discussion of possible stock repurchases, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1.A of this report.

Overview

Chipotle operates fresh Mexican food restaurants serving burritos, tacos, burrito bowls (a burrito without the tortilla) and salads. We began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Through our vision of Food With Integrity, Chipotle is seeking better food from using ingredients that are not only fresh, but that where possible are sustainably grown and naturally raised with respect for the animals, the land, and the farmers who produce the food. A similarly focused people culture, with an emphasis on identifying and empowering top performing employees, enables us to develop future leaders from within.

2011 Highlights

Restaurant Development. As of June 30, 2011, we had 1,131 restaurants, of which 1,128 were located throughout the United States, two in Toronto, Canada as well as one in London, England. New restaurants have contributed substantially to our revenue growth. We opened 51 restaurants during the six months ended June 30, 2011, and expect to open between 135 and 145 restaurants in 2011. Among the expected restaurant openings in 2011 is a restaurant in Paris, France, which will be our first restaurant in France. About 30% of our total openings in 2011 will be what we call “A Model” restaurants. A Model restaurants are being built primarily in secondary trade areas which have attractive demographics but are typically characterized by lower investment and occupancy costs.

Sales Growth. Average restaurant sales were $1.927 million as of June 30, 2011. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increase for the first six months of 2011 was 11.1% driven primarily by an increase in customer visits. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation.

During the first quarter of 2011, we implemented a price increase in our Pacific region. At the end of the second quarter due to continued food cost inflation, we began the implementation of menu price increases in the remaining regions, which will continue through August. Menu price increases accounted for 1.1% of our comparable restaurant sales increases for the first six months of 2011. As a result of our strong transaction trends and the implementation of menu price increases, we expect our 2011 full year comparable restaurant sales increases to be in the high single to low double digits. Customer resistance to menu price increases or deterioration in the economic environment would impact our ability to achieve low double digit comparable restaurant sales increases for the full year.

Food With Integrity. We use naturally raised pork for our carnitas and naturally raised beef for our barbacoa, and a majority of our restaurants serve naturally raised chicken and steak. Our goal is to serve only naturally raised meat at each of our restaurants, but we face challenges in doing so and some of our restaurants are still serving commodity chicken or steak. We define naturally raised as coming from animals that are never given antibiotics or hormones and are raised humanely. In addition, a portion of some of the produce items we serve is organic, or sourced locally when in season (by which we mean within 350 miles of our restaurant), and some of the cheese and sour cream we serve is provided by cows that are pasture-raised. All of our dairy items are from cows not given the artificial growth hormone rBGH. We will continue to search for ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

Our food costs have increased in 2011 as a result of inflationary pressures and freezes in Mexico and Florida. Due to continued inflationary pressures, we expect food costs, primarily dairy and meats, to increase further in the second half of the year. However, we expect food costs as a percent of revenue to decrease in the second half of 2011 due to menu price increases.

Stock Repurchase. In accordance with stock repurchases authorized by our Board of Directors we purchased stock with an aggregate total repurchase price of $22.5 million during the first six months of 2011. As of June 30, 2011, $47.6 million was available to be repurchased under the current repurchase authorization. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
Beginning of period	1,095	976	1,084	956
Openings	39	25	51	45
Relocations	(3)	—	(4)	—

Total restaurants at end of period	1,131	1,001	1,131	1,001

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Revenue	$571.6	$466.8	22.4%	$1,080.9	$876.5	23.3%
Average restaurant sales	$1.927	$1.763	9.3%	$1.927	$1.763	9.3%
Comparable restaurant sales increases	10.0%	8.7%		11.1%	6.6%
Number of restaurants as of the end of the period	1,131	1,001	13.0%	1,131	1,001	13.0%
Number of restaurants opened in the period	39	25		51	45

The significant factors contributing to our increase in revenue for the three and six months ended June 30, 2011 were restaurant openings and comparable restaurant sales increases. Revenue for the three and six months ended June 30, 2011 for restaurants not in the comparable restaurant base contributed $60.7 million and $111.2 million of the increase in sales, respectively, of which $15.4 million and $17.4 million was attributable to restaurants opened in 2011. Comparable restaurant sales increases contributed to $44.0 million of the increase in sales for the second quarter of 2011, and $93.0 million of the increase in sales for the first half of 2011. Comparable restaurant sales growth was due primarily to increases in customer visits.

Food, Beverage and Packaging Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Food, beverage and packaging	$188.1	$141.9	32.6%	$351.0	$265.8	32.1%
As a percentage of revenue	32.9%	30.4%		32.5%	30.3%

Food, beverage and packaging costs increased as a percentage of revenue for the three and six months of 2011 due to inflation on most food items, including avocados, beef, dairy, and chicken, partially offset by the impact of menu price increases. We expect food inflation to continue to pressure food costs throughout 2011. However, due to menu price increases, we expect food, beverage and packaging costs to decrease as a percentage of revenue.

Labor Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Labor costs	$137.5	$114.8	20.0%	$263.0	$218.8	20.2%
As a percentage of revenue	24.1%	24.6%		24.3%	25.0%

Labor costs as a percentage of revenue decreased in the three months ended June 30, 2011 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by increased average wage rates due to normal inflation and increased worker’s compensation insurance costs.

Labor costs as a percentage of revenue decreased in the six months ended June 30, 2011 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by increased average wage rates due to normal wage inflation and labor inefficiencies due to training new employees.

Occupancy Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Occupancy costs	$36.2	$31.8	13.9%	$71.5	$62.9	13.8%
As a percentage of revenue	6.3%	6.8%		6.6%	7.2%

Occupancy costs decreased as a percentage of revenue in the three and six months ended June 30, 2011 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Other operating costs	$62.2	$53.0	17.5%	$119.6	$96.6	23.8%
As a percentage of revenue	10.9%	11.3%		11.1%	11.0%

Other operating costs decreased as a percentage of revenue in the three months ended June 30, 2011 due primarily to the benefit of higher average restaurant sales on a partially fixed-cost base and the timing of marketing spend partially offset by general inflationary pressures and maintenance of restaurants as they age.

Other operating costs increased as a percentage of revenue in the six months ended June 30, 2011 due primarily to general inflationary pressures and maintenance of restaurants as they age partially offset by the benefit of higher average restaurant sales on a partially fixed-cost base.

General and Administrative Expenses

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
General and administrative expense	$42.0	$30.1	39.2%	$74.2	$56.3	31.7%
As a percentage of revenue	7.3%	6.5%		6.9%	6.4%

The increase in general and administrative expenses in the three and six months ended June 30, 2011 primarily resulted from an increase in non-cash stock-based compensation expense due to awards granted in 2011 with a significantly higher stock price on the date of grant, increased legal and other costs resulting from the ongoing government investigation of our work authorization compliance, and hiring more employees as we grew.

Depreciation and Amortization

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Depreciation and amortization	$18.5	$17.1	8.5%	$37.0	$33.8	9.5%
As a percentage of revenue	3.2%	3.7%		3.4%	3.9%

Depreciation and amortization increased in the three and six months ended June 30, 2011 primarily due to restaurants opened in 2011 and 2010. As a percentage of total revenue, depreciation and amortization decreased as a result of the benefit of higher average restaurant sales on a partially fixed-cost base.

Interest and Other Expense

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Interest and other expense	$2.5	$0.1	*	$2.7	$0.2	*

*	-not meaningful

Interest and other expense increased in the three and six months ended June 30, 2011 due to a loss recognized in the second quarter on our investment in ANGR Holdings, LLC, which operated the restaurants awarded on the television program America’s Next Great Restaurant prior to their closure. The recognized losses represent the entire amount of our investment.

Provision for Income Taxes

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Provision for income taxes	$31.2	$28.8	8.2%	$59.9	$52.5	14.2%
Effective tax rate	38.1%	38.3%		38.2%	38.4%

The 2011 estimated annual effective tax rate is expected to be 38.2% compared to 38.1% for 2010. The increase of 0.1% reflects an increased estimated state rate and the impact of operational changes on our food donation program, partially offset by one-time employment tax credits.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $474.3 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

Off-Balance Sheet Arrangements

As of June 30, 2011 we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We’re exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2011, we had $301.1 million in investments, including a trust account classified in other assets, and $172.5 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.5%.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2011 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Notices of Inspection of Work Authorization Documents

Following an inspection during 2010 by the U.S. Department of Homeland Security, or DHS, of the work authorization documents of our restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS, or ICE, issued to us a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding our review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. We approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, we were also requested by DHS to provide the work authorization documents of our restaurant employees in the District of Columbia and Virginia, and we provided the requested documents in January 2011. We have received additional requests for work authorization documents covering a small number of individual restaurants as well, and ICE’s investigation remains ongoing. In April 2011 we also received notice from the office of the U.S. Attorney for the District of Columbia that it is conducting an investigation into these matters through its criminal division. The operating hours of our Minnesota, D.C. and Virginia restaurants have been uninterrupted by these developments, and we believe our practices with regard to the work authorization of our employees, including the review and retention of work authorization documents, are in compliance with applicable law. However, the termination of large numbers of employees in a short period of time does disrupt our operations and results in a temporary increase in labor costs as we train new employees. It is not possible at this time to determine whether we will incur any fines, penalties or further liabilities in connection with these matters.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April	9,080	$275.04	9,080	$54,036,965
Purchased 4/1 through 4/30
May	9,527	$275.25	9,527	$51,414,687
Purchased 5/1 through 5/31
June	13,676	$280.79	13,676	$47,574,616
Purchased 6/1 through 6/30
Total	32,283	$277.54	32,283	$47,574,616

(1)	- All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	- Shares were repurchased pursuant to repurchase programs announced on July 22, 2010. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the continuing repurchase program may be modified, suspended, or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION

On July 21, 2011, Jack Hartung, our Chief Financial Officer, adopted a sales plan designed to comply with Rule 10b5-1 under the Exchange Act. The sales plan, which Mr. Hartung adopted in compliance with restrictions imposed by our Insider Trading Policy, is intended to facilitate the diversification of Mr. Hartung’s personal assets. The plan provides for the exercise of vested stock appreciation rights held by Mr. Hartung and sales of the underlying shares of common stock, subject to specified minimum market prices. Total exercises and sales on Mr. Hartung’s behalf under the plan are limited to an aggregate of 29,500 shares. In the event all of the stock appreciation rights subject to the sales plan are exercised, Mr. Hartung would continue to beneficially own 19,930 shares of our common stock, which does not include 127,800 shares underlying unvested stock appreciation rights and up to 20,000 shares of common stock issuable in October 2013, subject to our achievement of performance targets.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: July 21, 2011

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Common Stock.*

10.1	Form of Board Restricted Stock Units Agreement

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).