Form 10-Q
period 2011-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2011-10-21
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 18, 2011 there were 31,296,440 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	September 30 2011	December 31 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$409,875	$224,838
Accounts receivable, net of allowance for doubtful accounts of $6 and $102 as of September 30, 2011 and December 31, 2010, respectively	5,765	5,658
Inventory	8,768	7,098
Current deferred tax asset	5,883	4,317
Prepaid expenses and other current assets	22,679	16,016
Income tax receivable	—	23,528
Investments	34,759	124,766

Total current assets	487,729	406,221
Leasehold improvements, property and equipment, net	719,346	676,881
Long term investments	99,718	—
Other assets	14,641	16,564
Goodwill	21,939	21,939

Total assets	$1,343,373	$1,121,605

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$49,011	$33,705
Accrued payroll and benefits	42,965	50,336
Accrued liabilities	33,382	38,892
Current portion of deemed landlord financing	130	121
Income tax payable	2,955	—

Total current liabilities	128,443	123,054
Deferred rent	136,596	123,667
Deemed landlord financing	3,563	3,661
Deferred income tax liability	63,561	50,525
Other liabilities	11,769	9,825

Total liabilities	343,932	310,732

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 230,000 shares authorized, and 34,350 and 33,959 shares issued as of September 30, 2011 and December 31, 2010, respectively	343	340
Additional paid-in capital	667,150	594,331
Treasury stock, at cost, 3,038 and 2,885 common shares at September 30, 2011 and December 31, 2010, respectively	(282,728)	(240,918)
Accumulated other comprehensive income	690	606
Retained earnings	613,986	456,514

Total shareholders’ equity	999,441	810,873

Total liabilities and shareholders’ equity	$1,343,373	$1,121,605

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Revenue	$591,854	$476,874	$1,672,799	$1,353,401

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	195,793	145,688	546,822	411,518
Labor	138,046	115,234	401,039	334,041
Occupancy	37,117	32,096	108,627	94,956
Other operating costs	63,167	51,977	182,773	148,623
General and administrative expenses	37,254	33,522	111,438	89,857
Depreciation and amortization	18,741	17,319	55,740	51,106
Pre-opening costs	2,448	1,943	5,350	5,169
Loss on disposal of assets	1,278	1,511	4,316	4,292

Total operating expenses	493,844	399,290	1,416,105	1,139,562

Income from operations	98,010	77,584	256,694	213,839
Interest and other income	567	395	1,517	1,097
Interest and other expense	(119)	(14)	(2,788)	(178)

Income before income taxes	98,458	77,965	255,423	214,758
Provision for income taxes	(38,025)	(29,737)	(97,951)	(82,222)

Net income	$60,433	$48,228	$157,472	$132,536

Earnings per share:
Basic	$1.93	$1.55	$5.05	$4.24

Diluted	$1.90	$1.52	$4.96	$4.18

Weighted average common shares outstanding:
Basic	31,331	31,031	31,195	31,278

Diluted	31,832	31,629	31,772	31,731

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30
	2011	2010
Operating activities
Net income	$157,472	$132,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,740	51,106
Deferred income tax provision (benefit)	11,470	(3,039)
Loss on disposal of assets	4,316	4,292
Bad debt allowance	29	(228)
Stock-based compensation	32,621	17,846
Excess tax benefit on stock-based compensation	(38,483)	(5,887)
Other	2,476	—
Changes in operating assets and liabilities:
Accounts receivable	(136)	545
Inventory	(1,670)	(1,560)
Prepaid expenses and other current assets	(6,669)	(4,553)
Other assets	9	(903)
Accounts payable	6,738	4,883
Accrued liabilities	(12,893)	(4,948)
Income tax payable/receivable	64,966	(8,411)
Deferred rent	12,940	11,994
Other long-term liabilities	1,943	2,523

Net cash provided by operating activities	290,869	196,196

Investing activities
Purchases of leasehold improvements, property and equipment	(92,867)	(71,179)
Acquisition of interests in equity method investment	(586)	—
Purchases of investments	(99,702)	(90,000)
Maturities of investments	90,007	50,000

Net cash used in investing activities	(103,148)	(111,179)

Financing activities
Acquisition of treasury stock	(41,810)	(111,480)
Proceeds from option exercises	535	11,295
Excess tax benefit on stock-based compensation	38,483	5,887
Payments on deemed landlord financing	(89)	(68)

Net cash used in financing activities	(2,881)	(94,366)

Effect of exchange rate changes on cash and cash equivalents	197	779
Net change in cash and cash equivalents	185,037	(8,570)
Cash and cash equivalents at beginning of period	224,838	219,566

Cash and cash equivalents at end of period	$409,875	$210,996

Supplemental disclosures of non-cash information
Increase in purchases of leasehold improvements, property and equipment accrued in accounts payable	$8,569	$5,525

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has two restaurants in Toronto, Canada and two in London, England. As of September 30, 2011, the Company operated 1,163 restaurants, including one ShopHouse Southeast Asian Kitchen. The Company manages its operations based on six regions and has aggregated its operations to one reportable segment.

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

Effective September 30, 2011, the Company adopted ASU No. 2011-08 “Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 did not have a significant impact to the Company’s consolidated financial position or results of operations.

3. Comprehensive Income

The following table presents comprehensive income for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Net income	$60,433	$48,228	$157,472	$132,536
Foreign currency translation adjustments	(641)	944	84	835

Comprehensive income	$59,792	$49,172	$157,556	$133,371

4. Loss on Equity Method Investment

During the nine months ended September 30, 2011, the Company recognized losses of $2,486 on its equity method investment in ANGR Holdings, LLC, which operated the restaurants awarded on the television program America’s Next Great Restaurant prior to their closure. The recognized losses, which represent the entire amount of the Company’s investment, are included in interest and other expense in the condensed consolidated statement of income.

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

6. Shareholders’ Equity

During the first nine months of 2011, the Company purchased shares of common stock under an authorized share repurchase program. The shares may be purchased from time to time in open market transactions, subject to market conditions. The Company repurchased 152 shares for $41,810 during the nine months ended September 30, 2011. The cumulative shares repurchased under authorized programs as of September 30, 2011 are 2,970 for a total cost of $272,012. As of September 30, 2011, $28,250 was available to be repurchased under the current agreement. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

7. Stock-based Compensation

During the first quarter of 2011, the Company granted stock only stock appreciation rights (“SARs”) on 586 shares of its common stock to eligible employees, of which 190 include performance conditions. The grant date fair value of the SARs was $101.91 per share with an exercise price of $268.73 per share based on the closing price of common stock on the date of grant. The SARs (other than those subject to performance conditions) vest in two equal installments on the second and third anniversary of the grant date.

During the second quarter of 2011, the Company granted 2 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $284.11 per share which vest on the third anniversary of the grant.

Total stock-based compensation expense was $11,025 and $33,804 ($6,723 and $20,614 net of tax) for the three and nine months ended September 30, 2011, respectively, and was $6,357 and $18,495 ($3,910 and $11,374 net of tax) for the three and nine months ended September 30, 2010, respectively. A portion of stock-based compensation totaling $382 and $1,183 for the three and nine months ended September 30, 2011, and $200 and $649 for the three and nine months ended September 30, 2010, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the nine months ended September 30, 2011, 527 options or SARs were exercised, 11 options or SARs were forfeited or expired, 3 RSUs vested, and 1 RSU forfeited.

8. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SARs and non-vested stock awards (collectively “stock awards”). For the three and nine months ended September 30, 2011, 347 and 320 stock awards were excluded from the calculation of diluted EPS and for the three and nine months ended September 30, 2010, 3 and 453 stock awards were excluded because they were anti-dilutive. In addition, 246 and 217 stock awards for the three and nine months ended September 30, 2011 and 79 stock awards for the nine months ended September 30, 2010, were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Net income	$60,433	$48,228	$157,472	$132,536
Shares:
Weighted average number of common shares outstanding	31,331	31,031	31,195	31,278
Dilutive stock options, SARS and non-vested stock awards	501	598	577	453

Diluted weighted average number of common shares outstanding	31,832	31,629	31,772	31,731

Basic earnings per share	$1.93	$1.55	$5.05	$4.24

Diluted earnings per share	$1.90	$1.52	$4.96	$4.18

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2011. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of the number of restaurants we intend to open, potential changes in comparable restaurant sales as well as food and other costs, statements about the expected impact of menu price increases, discussion of possible stock repurchases, and estimates of our effective tax rate for 2011, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1.A of this report.

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

2011 Highlights

Restaurant Development. As of September 30, 2011, we had 1,163 restaurants, of which 1,159 were located throughout the United States, two in Toronto, Canada as well as two in London, England. New restaurants have contributed substantially to our revenue growth. We opened 83 restaurants during the nine months ended September 30, 2011, including ShopHouse Southeast Asian Kitchen, our new concept serving bowls and banh mi sandwiches. We expect to open at or above the high end of the range of 135 to 145 restaurants in 2011, and we expect to open 155 to 165 restaurants in 2012. Among the expected restaurant openings in the fourth quarter of 2011 is a restaurant in Paris, France. Further, about 30% of our total openings in 2011 and 2012 will be what we call “A Model” restaurants. A Model restaurants are built primarily in secondary trade areas which have attractive demographics but are typically characterized by lower investment and occupancy costs.

Sales Growth. Average restaurant sales were $1.973 million as of September 30, 2011. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increase for the first nine months of 2011 was 11.2% driven primarily by an increase in customer visits, as well as the impact of menu price increases implemented during the year. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation.

During the first nine months of 2011, we implemented menu price increases in all of our regions. Menu price increases accounted for 4.6% of our comparable restaurant sales increases during the third quarter of 2011. As a result of our strong transaction trends and the implementation of menu price increases, we expect our 2011 full year comparable restaurant sales increases to be in the low double digits. Due to the uncertain economic environment and difficult comparisons with 2011, we expect 2012 comparable restaurant sales increase to be in the low single digits.

Food With Integrity. We use naturally raised pork for our carnitas and naturally raised beef for our barbacoa, and a majority of our restaurants serve naturally raised chicken and steak. One of our goals is to serve only naturally raised meat at each of our restaurants, but we have and will continue to face challenges in doing so, and some of our restaurants have served commodity chicken or steak for large portions of this year. We define naturally raised as coming from animals that are never given antibiotics or added hormones and that are raised responsibly – that is, in accordance with our animal welfare standards. In addition, a portion of some of the produce items we serve is organic, or sourced locally when in season (by which we mean within 350 miles of our restaurant), and some of the cheese and sour cream we serve is provided by cows that are pasture-raised. All of our dairy items are from cows not given the artificial growth hormone rBGH. We will continue to search for ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

Our food costs have increased in 2011 as a result of the price of avocados and inflationary pressures on almost all of our ingredients. Due to continued inflationary pressures, we expect food costs, primarily meats and rice, to continue to increase for the remainder of the year. However, we expect food costs as a percent of revenue to decrease in the fourth quarter of 2011 due to relief in the price of avocados as we seasonally transition from California avocados, and the impact of menu price increases. We expect that food cost inflation will continue in 2012 and that our food costs as a percentage of revenue will increase.

Stock Repurchase. In accordance with stock repurchases authorized by our Board of Directors we purchased stock with an aggregate total repurchase price of $41.8 million during the first nine months of 2011. As of September 30, 2011, $28.3 million was available to be repurchased under the current repurchase authorization. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
Beginning of period	1,131	1,001	1,084	956
Openings	32	22	83	67
Relocations	—	—	(4)	—

Total restaurants at end of period	1,163	1,023	1,163	1,023

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Revenue	$591.9	$476.9	24.1%	$1,672.8	$1,353.4	23.6%
Average restaurant sales	$1.973	$1.806	9.2%	$1.973	$1.806	9.2%
Comparable restaurant sales increases	11.3%	11.4%		11.2%	8.3%
Number of restaurants as of the end of the period	1,163	1,023	13.7%	1,163	1,023	13.7%
Number of restaurants opened in the period	32	22		83	67

The significant factors contributing to our increase in revenue for the three and nine months ended September 30, 2011 were restaurant openings and comparable restaurant sales increases. Revenue for the three and nine months ended September 30, 2011 for restaurants not in the comparable restaurant base contributed $63.8 million and $175.0 million of the increase in revenue, respectively, of which $28.9 million and $46.2 million was attributable to restaurants opened in 2011. Comparable restaurant sales increases contributed to $51.1 million of the increase in revenue for the third quarter of 2011, and $144.2 million of the increase in revenue for the first nine months of 2011. Comparable restaurant sales growth was due primarily to increases in customer visits, as well as the impact of menu price increases implemented during the year.

Food, Beverage and Packaging Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Food, beverage and packaging	$195.8	$145.7	34.4%	$546.8	$411.5	32.9%
As a percentage of revenue	33.1%	30.6%		32.7%	30.4%

Food, beverage and packaging costs increased as a percentage of revenue for the three and nine months ended September 30, 2011 due to inflation on most food items, including avocados, beef, chicken, and dairy, partially offset by the impact of menu price increases. Due to continued inflationary pressures, we expect food costs, primarily meats and rice, to continue to increase for the remainder of the year. However, we expect food costs as a percent of revenue to decrease in the fourth quarter of 2011 due to relief in the price of avocados as we seasonally transition from California avocados and the impact of menu price increases. We expect that food cost inflation will continue in 2012 and that our food costs as a percentage of revenue will increase.

Labor Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Labor costs	$138.0	$115.2	19.8%	$401.0	$334.0	20.1%
As a percentage of revenue	23.3%	24.2%		24.0%	24.7%

Labor costs as a percentage of revenue decreased in the three and nine months ended September 30, 2011 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by increased average wage rates due to normal wage inflation, as well as labor inefficiencies.

Occupancy Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Occupancy costs	$37.1	$32.1	15.6%	$108.6	$95.0	14.4%
As a percentage of revenue	6.3%	6.7%		6.5%	7.0%

Occupancy costs decreased as a percentage of revenue in the three and nine months ended September 30, 2011 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Other operating costs	$63.2	$52.0	21.5%	$182.8	$148.6	23.0%
As a percentage of revenue	10.7%	10.9%		10.9%	11.0%

Other operating costs decreased as a percentage of revenue in the three and nine months ended September 30, 2011 due primarily to the benefit of higher average restaurant sales on a partially fixed-cost base and lower marketing and promotional spend as a percentage of revenue, partially offset by general inflationary pressures and maintenance of restaurants as they age.

General and Administrative Expenses

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
General and administrative expense	$37.3	$33.5	11.1%	$111.4	$89.9	24.0%
As a percentage of revenue	6.3%	7.0%		6.7%	6.6%

The increase in general and administrative expenses in the three and nine months ended September 30, 2011 primarily resulted from an increase in non-cash stock-based compensation expense due to awards granted in 2011 with a significantly higher stock price on the date of grant and hiring more employees as we grew, partially offset by costs from the biennial all manager conference held during the third quarter of 2010.

Depreciation and Amortization

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Depreciation and amortization	$18.7	$17.3	8.2%	$55.7	$51.1	9.1%
As a percentage of revenue	3.2%	3.6%		3.3%	3.8%

Depreciation and amortization increased in the three and nine months ended September 30, 2011 primarily due to restaurants opened in 2011 and 2010. As a percentage of total revenue, depreciation and amortization decreased as a result of the benefit of higher average restaurant sales on a partially fixed-cost base.

Interest and Other Expense

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Interest and other expense	$0.1	$0.0	*	$2.8	$0.2	*
*-not meaningful

Interest and other expense increased in the nine months ended September 30, 2011 due to a loss recognized in the second quarter on our investment in ANGR Holdings, LLC, which operated the restaurants awarded on the television program America’s Next Great Restaurant prior to their closure. The recognized losses represent the entire amount of our investment.

Provision for Income Taxes

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2011	2010		2011	2010
	(dollars in millions)
Provision for income taxes	$38.0	$29.7	27.9%	$98.0	$82.2	19.1%
Effective tax rate	38.6%	38.1%		38.3%	38.3%

The 2011 estimated annual effective tax rate is expected to be 38.4% compared to 38.1% for 2010. The increase of 0.3% reflects an increased estimated state rate and the impact of operational changes on our food donation program, partially offset by one-time employment tax credits. We expect a higher income tax rate in 2012, although the increase may not be as significant if the federal tax credits we’ve benefitted from in 2011 are renewed by Congress.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $544.4 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs over at least the next 24 months.

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

Off-Balance Sheet Arrangements

As of September 30, 2011 we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We’re exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2011, we had $348.7 million in investments, including a trust account classified in other assets, and $195.1 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.4%.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2011 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July	9,166	$326.99	9,166	$44,577,382
Purchased 7/1 through 7/31
August	28,451	$299.98	28,451	$36,042,632
Purchased 8/1 through 8/31
September	24,750	$314.85	24,750	$28,250,205
Purchased 9/1 through 9/30
Total	62,367	$309.85	62,367	$28,250,205

(1)	- All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	- Shares were repurchased pursuant to repurchase programs announced on July 22, 2010. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the continuing repurchase program may be modified, suspended, or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: October 21, 2011

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Common Stock.*

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011; and (iv) Notes to the Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).