Form 10-K
period 2011-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2012-02-10
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $5.95 billion, based on the closing price of the registrant’s common stock on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 3, 2012, there were 31,262,463 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2011.

PART I

ITEM 1.	BUSINESS

General

Chipotle Mexican Grill, Inc. and its subsidiaries (“Chipotle”, the “Company”, or “We”) operate restaurants throughout the United States, as well as two restaurants in Toronto, Canada and two in London, England. As of December 31, 2011, we operated 1,230 restaurants, which includes one ShopHouse Southeast Asian Kitchen. Chipotle restaurants serve a focused menu of burritos, tacos, burrito bowls (a burrito without the tortilla) and salads, made using fresh ingredients. We focus on trying to find the highest quality ingredients we can to make great tasting food; on recruiting and retaining top performing people to ensure that the restaurant experience we provide is exceptional; on building restaurants that are operationally efficient and aesthetically pleasing; and on doing all of this with increasing awareness and respect for the environment. We have grown substantially over the past five years, and expect to open between 155 and 165 additional restaurants in 2012.

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

We manage our operations and restaurants based on six regions that aggregate into one reportable segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2011, 2010, and 2009, and our total assets as of December 31, 2011 and 2010, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data”. Substantially all of our revenues are generated and assets are located in the U.S.

Our Menu and Food Preparation

Food With Integrity. Serving high quality food while still charging reasonable prices is critical to our vision to change the way people think about and eat fast food. As part of our Food With Integrity philosophy, we believe that using fresh ingredients is not enough, so we spend time on farms and in the field to understand where our food comes from and how it is raised. Because our menu is so focused, we can concentrate on where we obtain each ingredient, and this has become a cornerstone of our continuous effort to improve our food. As of December 31, 2011, we were serving exclusively naturally raised meats in all of our restaurants in the U.S. Continuing to serve naturally raised meats in all of our restaurants is one of our goals, but as discussed below, we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised chicken or steak for much of 2011, a few markets reverted to conventionally raised beef in early 2012, and more of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints. We define naturally raised as coming from animals that are never given antibiotics or added hormones and that are raised responsibly—that is, in accordance with our animal welfare standards.

We’re also investigating the use of more sustainably grown produce, meaning produce grown by suppliers who we believe respect the environment and their employees. A portion of some of the produce items we serve is organically grown, or sourced locally while in season (by which we mean grown within 350 miles of the restaurant). A portion of our beans is organically grown and a portion is sustainably grown using conservation tillage methods that improve soil conditions, reduce erosion, and help preserve the environment in which the beans are grown. Our Food With Integrity commitment extends to the dairy products we serve as well. All of the sour cream and cheese we buy is made from milk that comes from cows that are not given rBGH (recombinant bovine growth hormone). Also, milk used to make much of our cheese and a portion of our sour cream is sourced from dairies that provide an even higher standard of animal welfare by providing pasture access for their cows.

We do, however, face challenges associated with pursuing Food With Integrity. For example, current economic conditions have led to naturally raised chicken and steak supply shortages. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria, and there are higher costs and other risks associated with purchasing naturally raised or sustainably grown ingredients. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed sub-therapeutic antibiotics and for cattle that are not given growth hormones. Organic and sustainable crops can take longer to grow and crop yields can be lower for organically or sustainably grown produce. Given the costs associated with natural and sustainable farming practices, and recently due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. However, we believe that in addition to seeking great tasting and nutritious food, consumers are increasingly concerned about where their food comes from and how it is raised. And we believe that as consumers become more educated about better animal welfare and farming practices as well as social accountability, they will foster greater demand for sustainably grown foods in the long-term. We believe that increased demand for naturally raised meat and produce over the long-term will continue to attract the interest and capital investment of larger farms and suppliers. We also understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing Food With Integrity with our desire to provide great food at reasonable prices. If we are able to continue growing while focusing on Food With Integrity our sourcing flexibility should improve over time, though we expect that most of these ingredients and other raw materials will remain more expensive than conventionally raised, commodity-priced equivalents.

A Few Things, Thousands of Ways. Chipotle restaurants serve only a few things: burritos, burrito bowls, tacos and salads. But because customers can choose from four different meats, two types of beans and a variety of extras such as salsas, guacamole, cheese and lettuce, there’s enough variety to extend our menu to provide countless choices. We plan to keep a simple menu, but we’ll consider additions that we think make sense. And if you can’t find something on the menu that’s quite what you’re after, let us know. If we can make it from the ingredients we have, we’ll do it.

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

Food Served Fast … So That Customers Can Enjoy It Slowly. Our employees spend hours preparing our food on-site, but each customer order can be ready in seconds. Customers select exactly what they want and how they want it by speaking directly to the employees that prepared the food and are assembling the order. While we think that our customers return because of the great-tasting food, we also think that they like getting food served fast without having a “fast-food” experience, even when they’re not in a hurry. And while our restaurants often have lines, we try to serve customers as quickly as possible. We’ve even been able to serve more than 300 customers an hour at some locations. The natural flow of our restaurant layout, including the floor plan and the design of our serving line, are designed to make the food ordering process intuitive and, we believe, more efficient. And we’re focused on further improving the speed of service in all of our restaurants, so that we can accommodate more customers and larger orders without disrupting restaurant traffic. For instance, our restaurants accept orders by fax, online or through an iPhone ordering application in order to provide a more convenient experience by allowing customers to avoid standing in line. By emphasizing speed of service without compromising the genuine interactions between our customers and our crews, and by continually making improvements to our restaurants, we believe that we can provide a high quality experience to more and more customers.

Quality Assurance and Food Safety. We are committed to serving safe, high quality food to our customers. Quality and food safety is integrated throughout our supply chain and everything we do; from the farms that supply our food all the way through to our front line. We have established close relationships with some of the top suppliers in the industry, and we actively maintain a limited list of approved suppliers from whom our distributors must purchase. Our quality assurance department establishes and monitors our quality and food safety programs for our supply chain. Our training and risk management departments develop and implement operating standards for food quality, preparation, cleanliness and safety in the restaurants. Our food safety programs are also designed to assure that we comply with applicable federal, state and local food safety regulations.

Restaurant Management and Operations

Culture of Top Performers. In addition to the focus on our food, we have a similarly focused people culture with an emphasis on identifying, hiring and empowering top performing employees. We are committed to creating a performance based culture that leads to the best restaurant experience possible for our employees and our customers. The foundation of that culture starts with hiring the best people in our restaurants. We make an effort to hire employees who share a passion for food and who will operate our restaurants in a way that is consistent with our high standards, yet allows each of their unique personalities and strengths to contribute to our success. We believe we provide attractive career opportunities to crew and managers who are committed to work hard, provide great customer service and have the ability to lead and empower others. We provide hands on, shoulder-to-shoulder training to develop the full potential of our restaurant employees. We are committed to developing our people and promoting from within, with almost 98% of salaried management and more than 98% of hourly management coming from internal promotions. Our best restaurant managers, who run great restaurants and develop strong, empowered restaurant teams, are promoted to Restaurateur and in that role can earn bonuses for developing people. We’ve leveraged our outstanding Restaurateurs’ leadership by giving select Restaurateurs responsibility for mentoring one or more nearby restaurants. This provides an opportunity for Restaurateurs to develop field leadership roles one restaurant at a time. Restaurateurs who have shown they can successfully run four restaurants by developing teams of all top performers (including at least one Restaurateur), thereby creating a culture of high standards, constant improvement and empowerment in each of their restaurants, can be promoted to Apprentice Team Leaders.

Importance of Methods and Culture. Although we have many restaurants, we believe that our departure from the automated cooking techniques and microwaves used by many traditional fast-food and fast-casual restaurants helps to set us apart. Our crews use classic cooking methods: they marinate and grill meats, hand-cut produce and herbs, make fresh salsa and guacamole, and cook rice in small batches throughout the day. They work in kitchens that more closely resemble those of high-end restaurants than they do a typical fast-food place. Despite our more labor-intensive method of food preparation, our focused menu creates efficiencies which allow us to serve high quality food made from ingredients typically found in fine dining restaurants.

The Front Line is Key. Our restaurant and kitchen designs intentionally place crew members up front with customers to reinforce our focus on service, and our open kitchen design allows customers to see that we prepare our food fresh, each and every day. All of our restaurant employees are encouraged to interact with customers no matter their job, whether preparing food or serving customers during our busiest period. We focus on attracting and retaining people who can deliver that experience for each customer “one burrito at a time”. We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way. We believe our focus on creating a positive and interactive experience helps build loyalty and enthusiasm for our brand among restaurant managers, crew members and customers alike.

The Basics. Each restaurant typically has a restaurant manager (a position we’ve characterized as the most important in the company), an apprentice manager (in about three-quarters of our restaurants), one or two hourly service managers, one or two hourly kitchen managers and an average of 20 full and part-time crew members. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We tend to have more employees in our busier restaurants. We cross-train our people so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our restaurant managers and crew members to welcome and interact with customers throughout the day. In addition to the employees serving our customers at each restaurant, we also have a field support system that includes apprentice team leaders, team leaders or area managers, team directors and regional directors.

Supply Chain

Close Relationships with Suppliers. Maintaining the high levels of quality we expect in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our distribution centers purchase from various suppliers we carefully select based on quality and their understanding of our mission, and we seek to develop mutually beneficial long-term relationships with suppliers. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility and supply shortages, and we follow industry news, trade issues, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, and tortillas) are purchased from a small number of suppliers.

We generally do not purchase raw materials directly from farmers or other suppliers, but have selected and approved all of the suppliers from whom ingredients are purchased for our restaurants. Distribution centers purchase ingredients and other supplies from suppliers we select and approve based on our quality specifications, and purchase within the pricing guidelines and protocols we have established with the suppliers.

Distribution Arrangements. We deliver ingredients and other supplies to our restaurants from 22 independently owned and operated regional distribution centers. As we continue to expand geographically, we expect to add additional regional distribution centers.

Marketing

Our marketing has always been based on the belief that the best and most recognizable brands aren’t built through advertising or promotional campaigns alone, but rather through all of the ways people experience the brand. So we pay close attention to all of these details, looking to keep our communications closely aligned with the ways our customers experience Chipotle. Our advertising and promotional programs, in-store communications, and other design elements (such as menus and signs) all say something about who we are, and we believe it’s important that we present our brand consistently in our communications and the experience our customers enjoy. That has always been a hallmark of our marketing, and we are constantly looking to do these things better.

When we open restaurants in new markets, we plan a range of activities to introduce Chipotle to the local community and to create interest in the restaurant from the start. In existing markets, our restaurants generally open strong, with volumes at or near market averages, even with little promotion surrounding the opening. Our advertising has generally included print, outdoor, transit and radio ads, but we are also incorporating online advertising into the mix, and adding strategic promotions that demonstrate how Chipotle is different than other restaurant concepts, or that connect us to like-minded individuals or organizations. In addition, we continue to generate considerable media coverage, with scores of publications writing favorably about our food, restaurant concept and business, and our food, restaurants and company have been featured in a number of television programs.

We also recognize the need for our marketing to evolve, much as we have evolved our food culture and our unique people culture. To this end, we have been testing more “owned media,” including new video and music programs, and a more visible event strategy that includes the launch of our first festival of food, music and ideas, “Cultivate Chicago,” and participation in relevant events in markets around the country. Many of these newer programs allow us to tell our story with more nuance than is afforded by traditional advertising, and help forge stronger emotional connections with our customers. We are also increasing our use of digital, mobile, and social media to our overall marketing mix, giving customers greater opportunity to access Chipotle in ways that are convenient for them, and broadening our ability to engage with our customers individually. Through our first ever customer loyalty program, the “Farm Team,” we are inviting our most loyal and passionate customers to join a program that educates them about many of the things that make Chipotle special, and rewarding them for expanding and sharing their knowledge of our company.

Collectively, these efforts and our excellent restaurant teams have helped us create considerable word-of-mouth publicity, with our customers learning about us and telling others, allowing us to build awareness with relatively low advertising expenditures, even in a competitive category, and to differentiate Chipotle as a company that is committed to doing the right things in every facet of our business.

Competition

We compete with national and regional fast-casual, quick-service and casual dining restaurants. Our competition also includes a variety of locally owned restaurants and the deli sections and in-store cafés of several major grocery store chains. The number, size and strength of competitors vary by region, market and even restaurant. Competitors to our restaurants compete based on a number of factors, including taste, quality, speed of service, price and value, name recognition, location, customer service and the ambience and condition of the competitor. Unlike us, a number of our competitors grow through franchising.

We believe we’re well-positioned to continue to grow our market position in existing and new markets given current consumer trends, including increasing awareness and concern among consumers about what they eat and how it is prepared and the increasing prevalence of the fast-casual segment. Some of our competitors have formats that might resemble ours. We believe, however, that Chipotle has become one of the most recognized fast-casual restaurants and that we are known for our focus on preparing food using a variety of fresh ingredients in an open restaurant kitchen to create delicious food, as well as our commitment to “Food With Integrity”, which we think represents a significant competitive advantage in the segment in which we operate.

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

ShopHouse Test Concept

We believe that the fundamental principles on which our restaurants are based—finding the very best sustainably raised ingredients, prepared and cooked using classical methods in front of the customer, and served in an interactive format by special people dedicated to providing a great dining experience—can be adapted to cuisines other than the food we serve at Chipotle. In order to see how our model works when we use different ingredients and a different style of food, we opened ShopHouse Southeast Asian Kitchen during 2011. ShopHouse serves a menu that, like at Chipotle, is focused; main dishes consist of rice or noodle bowls or banh mi sandwiches, made with steak, chicken, meatballs made with pork and chicken, or tofu.

Notwithstanding our opening of ShopHouse Southeast Asian Kitchen and our plans to open one additional ShopHouse restaurant during 2012, our immediate focus will remain on thoughtfully growing the Chipotle brand.

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

Our Intellectual Property and Trademarks

“Chipotle,” “Chipotle Mexican Grill,” “Unburritable,” “Food With Integrity,” “Fresh Is Not Enough, Anymore,” “The Gourmet Restaurant Where You Eat With Your Hands,” “ShopHouse” and a number of related designs and logos are U.S. registered trademarks of Chipotle. We have filed trademark applications for a number of other marks in the U.S. In addition to our U.S. registrations, we have registered trademarks for “Chipotle” and a number of other marks in Canada, the European Union and various other countries, and have filed trademark applications for “Chipotle Mexican Grill,” “Chipotle” and a number of other marks in various countries as well.

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

Information Systems

Chipotle uses an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sales local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point-of-sales system is used to authorize, batch and transmit credit card transactions, to record employee time clock information, and to produce a variety of management reports. Select information that is captured from this system is transmitted to the corporate office on a daily basis, which enables management to continually monitor operating results. We believe that our current point-of-sales systems will be an adequate platform to support our continued expansion. See “Risk Factors—We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information” below for a discussion of certain risks associated with our point-of-sales systems.

Employees

As of December 31, 2011, we had about 30,940 employees, including about 2,570 salaried employees and about 28,370 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include our projections of the number of restaurants we expect to open in 2012, our estimates of the amount of certain expected expenses and potential changes in our comparable restaurant sales during 2012, statements of our intention to open restaurants in one or more specified locations, statements regarding the potential impact of ongoing economic uncertainty on our business, and our projections of our effective tax rate for 2012. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in this Item 1A. “Risk Factors,” and elsewhere in this report.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and future reports we file with the SEC. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

Increasing our sales and profitability depends substantially on our ability to open new restaurants, which is subject to many unpredictable factors.

We operated 1,230 restaurants as of December 31, 2011. We plan to increase the number of our restaurants significantly in the next three years, and plan to open between 155 and 165 new restaurants in 2012. However, we have in the past experienced delays in opening some restaurants and that could happen again as a result of any of the following factors:

•	our potential inability to locate and secure new restaurant sites in locations that we believe to be attractive;

•	obstacles to hiring and training qualified operating personnel in the local market;

•	delay or cancellation of new site development by developers and landlords, which may become increasingly common during periods of economic uncertainty or tight credit;

•	difficulty managing construction and development costs of new restaurants at affordable levels, particularly in competitive markets;

•	difficulty negotiating leases with acceptable terms;

•	any shortages of construction materials and labor;

•	lack of availability of, or inability to obtain, adequate supplies of ingredients that meet our quality standards;

•	failures or delays in securing required governmental approvals (including construction, parking and other permits); and

•	the impact of inclement weather, natural disasters and other calamities.

One of our biggest challenges is staffing new restaurants. We seek to hire only top-performing employees and to promote restaurant managers from our crew, which may make it more difficult for us to staff all the restaurants we intend to open. Constraints on our hiring new employees are described further below under “Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants.”

Another significant challenge is locating and securing an adequate supply of suitable new restaurant sites. Competition for those sites in our target markets can be intense, and development and leasing costs are increasing, particularly for urban locations. These factors may be exacerbated by any ongoing tightness in credit markets, as developers may continue to delay or be unable to finance new projects. Delays or failures in opening new restaurants due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results. Moreover, as we open and operate more restaurants our rate of expansion relative to the size of our restaurant base will decline, which may in turn slow our sales and profitability growth.

Our progress in opening new restaurants from quarter to quarter may also occur at an uneven rate, which may result in quarterly sales and profit growth falling short of market expectations in some periods. Similarly, our growth strategy and the substantial investment associated with the development of each new restaurant (as well as the impact of our new restaurants on the sales of our existing restaurants) may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. We expect that our new restaurant openings in 2012 will be weighted more heavily to the second half of the year, though more evenly dispersed through the year than in 2011. The weighting of openings to the second half of 2012 may adversely affect our revenue growth during the first half of the year and our profitability in the second half.

Our sales and profit growth could be adversely affected if comparable restaurant sales increases are less than we expect, and we may not successfully increase comparable restaurant sales.

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants beginning in their 13th full month of operations) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the higher profit margins associated with comparable restaurant sales increases. We expect comparable restaurant sales increases in 2012 to be in the mid single digits due to difficult comparisons with 2011 and ongoing consumer and economic uncertainty.

Our ability to increase comparable restaurant sales depends on many factors, including:

•	changes in consumer preferences and discretionary spending, including weaker consumer spending in difficult economic times such as those that have persisted throughout much of the past three years;

•	consumer understanding and acceptance of the Chipotle experience and perceptions of the Chipotle brand;

•	our ability to increase menu prices without adversely impacting transaction counts to such a degree that the impact from lower transactions equals or exceeds the benefit of the menu price increase;

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

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new area, higher fixed costs relating to increased labor and other start-up inefficiencies that are typical of new restaurants, and a larger proportion of our recent openings being in higher rent sites than we have historically targeted. It may also be difficult for us to attract a customer base if we are not able to staff our restaurants with employees who perform to our high standards. If we are unable to build the customer base that we expect for new restaurant locations or overcome the higher fixed costs associated with new restaurant locations, new restaurants may not have similar results as our existing restaurants and may not be profitable. We also have lowered the average development cost of our new restaurants significantly in recent years, from about $916,000 in 2008 to about $800,000 in 2011, and expect development costs in 2012 to be similar to 2011. In the event we are not able to achieve the average development costs we expect for 2012 or sustain the benefits achieved in prior years, which could result from inflation, project mismanagement or other reasons, our new restaurant locations could also result in decreased profitability.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and soy oil, has increased markedly in some years, resulting in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, increasing our food costs. Food prices for a number of our key ingredients escalated markedly during 2011 and we expect that there will be additional pricing pressures on some of those ingredients, including beef, chicken, rice and beans, during 2012. We could also be adversely impacted by price increases specific to naturally raised meats or other food items we buy as part of our Food With Integrity focus, the markets for which are generally smaller and more concentrated than the markets for commodity food products. Weather related issues, such as freezes or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. Any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese, avocados, beans, rice, tomatoes and pork, would adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend serving menu items, such as one or more of our salsas, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales.

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

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. This may subject us to fines or penalties, and we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. For example, following an audit by the Department of Homeland Security of the work authorization documents of our restaurant employees in Minnesota during 2010, we lost approximately 450 employees, resulting in a temporary increase in labor costs and disruption of our operations, including slower throughput, as we trained new employees, as well as some degree of negative publicity. We are currently undergoing a similar audit in Virginia and the District of Columbia, and in April 2011 we received notice from the office of the United States Attorney for the District of Columbia that it is conducting an investigation into these matters through its criminal division. Termination of a significant number of employees in those or other markets or across our company will disrupt our operations including slowing our throughput, and may also cause additional adverse publicity and temporary increases in our labor costs as we train new employees. Our financial performance could be materially harmed as a result of any of these factors.

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

Our success depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service segment. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results of operations or the brand identity that we have tried to create. Consumers may also be more price-sensitive during difficult economic times, and we experienced some decrease in traffic during late 2008 and throughout 2009 that we attribute in part to menu price increases. Recent reports have indicated continued consumer uncertainty that may persist during 2012, so our ability to increase sales may be significantly hampered for the foreseeable future. If we do elect to increase menu prices, it may adversely impact our customer traffic.

Governmental regulation may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants.

We are subject to various federal, state and local regulations. For example, we are subject to the U.S. Americans with Disabilities Act, or ADA, and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We may in the future have to modify restaurants, for example by adding access ramps or redesigning certain architectural features, to provide service to or make reasonable accommodations for disabled persons under these laws. The expenses associated with these modifications, or any damages, legal fees and costs associated with litigating or resolving claims under the ADA or similar state laws, could be material. During 2010 an appeals court in California found that the design we formerly used for our serving line had violated the ADA, and although we are continuing to defend that case, in the event we are not successful in our defense, losses in that case and related class actions may exceed our accruals and could have a material impact on us.

We are also subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance. For example, a lawsuit has been filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. We could suffer losses in this case or similar cases, and any such losses could be significant. In addition, several states in which we operate and the federal government have from time to time enacted minimum wage increases, and these increases could increase our labor costs. We also are audited from time to time for compliance with citizenship or work authorization requirements as well, and recent audit activity in this area is described in more detail above under “Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants.” Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized our business may be disrupted as we try to replace lost workers with additional qualified employees. We could also experience adverse publicity arising from immigration-related enforcement activity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees.

From time to time we are the target of litigation in connection with various of the laws and regulations that cover our business. The majority of this litigation occurs in California even though currently only about 16% of our restaurants are located there. As we continue to expand in California, or if we are not able to effectively manage the increased litigation risks and expenses we have experienced in California, our business may be adversely impacted to a greater extent than if we did not operate in, or minimized our operations in, California.

A comprehensive U.S. health care reform law was enacted in 2010. We are evaluating the impact the new law will have on our employees. Although we cannot predict with certainty the financial and operational impacts the new law will have on us, we expect that our expenses will significantly increase over the long term as a result of the law, particularly in 2014 under the current version of the law, and any such increases will likely be large enough to materially impact our results of operations.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available. The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants are covered by these national requirements. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

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

Our approach to competing in the restaurant industry depends in large part on our continued ability to adhere to the principle of Food With Integrity. We use a substantial amount of naturally raised and sustainably grown ingredients, and try to make our food as fresh as we can, in light of pricing considerations. We do, however, face challenges associated with pursuing Food With Integrity. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria, and there are higher costs and other risks associated with purchasing naturally raised or sustainably grown ingredients. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed sub-therapeutic antibiotics and for cattle that are not given growth hormones. Organic and sustainable crops can take longer to grow and crop yields can be lower for organically or sustainably grown produce. Given the costs associated with natural and sustainable farming practices, and recently due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. Although as of December 31, 2011 we served naturally raised meat in all of our restaurants in the U.S., we may experience shortages, particularly of naturally raised chicken or steak, due to suppliers suspending production, market conditions, or other forces beyond our control. A few of our markets reverted to serving conventionally raised beef in early 2012 due to supply shortages. Furthermore, as we grow, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. Moreover, we are broadening our commitment to serving local or organic produce and produce purchased from farmers markets when seasonally available. These initiatives may make it more difficult to keep quality consistent and present additional risk of food-borne illnesses given the greater number of suppliers involved in such a system and the difficulty imposing our quality assurance programs on all such suppliers.

Quality variations and food-borne illness concerns could adversely impact public perceptions of Food With Integrity or our brand generally.

If as a result of any of these factors we are unable to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis, or at all, our food costs could increase, adversely impacting our operating margins. These factors could also cause us difficulties in aligning our brand with Food With Integrity, which could make us less popular among our customers and cause sales to decline. Our commitment to Food With Integrity may also leave us open to actions against us or criticism from special interest groups whose ideas regarding food issues differ from ours or who believe we should pursue different or additional goals with our Food With Integrity approach. Any adverse publicity that results from such criticism could damage our brand and adversely impact customer traffic at our restaurants. We may also face adverse publicity if suppliers, without our knowledge, do not adhere to all of the elements of our Food With Integrity programs, such as naturally raised meat protocols, requirements for organic or sustainable growing methods, and similar criteria on which we base our purchasing decisions. If any such supplier failures are publicized, our reputation would be harmed and our sales may be adversely impacted.

Additionally, in response to increasing customer awareness and demand, some competitors have also begun to advertise their use of meats raised without the use of antibiotics or growth hormones, dairy products from cows not treated with rBGH, and other ingredients similar to those we seek as part of our Food With Integrity philosophy. If competitors become known for using these types of higher-quality or more sustainable ingredients, it may make it more difficult for us to differentiate Chipotle and our restaurants, which could adversely impact our operating results.

Our expansion into new markets may present increased risks due to our unfamiliarity with those areas.

Some of our new restaurants are located in or planned for markets where we have little or no operating experience. For instance, over the past two years we’ve opened two restaurants in London, our first restaurants outside of North America, and we plan to open a restaurant in Paris in 2012. New markets, particularly outside the United States, may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may be less successful than restaurants in our existing markets. Consumers in a new market may not be familiar with the Chipotle brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Restaurants opened in new markets, particularly outside the United States, may also have lower average restaurant sales than restaurants opened in existing markets, and may have higher construction, occupancy or operating costs than restaurants in existing markets. We may also have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability. Some or all of these factors may be more pronounced in markets outside the United States due to cultural, regulatory or economic differences with which we are not familiar, which may have a particularly adverse impact on our sales or profitability in those markets and could thereby adversely impact our overall results. Our overall results may also be affected by currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar.

ShopHouse Southeast Asian Kitchen may not contribute to our growth.

We believe that the fundamental principles on which Chipotle restaurants are based—finding the very best sustainably raised ingredients, prepared and cooked using classical methods in front of the customer, and served in an interactive format by special people dedicated to providing a great dining experience—can be adapted to cuisines other than the food we serve at Chipotle. In order to see how our model works when we use different ingredients and a different style of food, we opened ShopHouse Southeast Asian Kitchen during 2011. Notwithstanding our opening of ShopHouse and our plans to open one additional ShopHouse restaurant during

2012, our immediate focus will remain on thoughtfully growing the Chipotle brand. As a result, we do not expect ShopHouse to contribute to our growth in a meaningful way for at least the next several years, and we may determine not to move forward with the expansion of ShopHouse at all. This might limit our overall growth over the long term.

We expect general and administrative expenses to increase significantly during 2012.

Stock compensation awards are an important element of our compensation programs. Accounting rules require that we record non-cash stock-based compensation expense in connection with any stock compensation awards, with the expense recorded for stock-only stock appreciation rights, or SOSARs, determined by valuing the awards based on a number of accepted valuation methodologies. As a result of the significant increase in the price of our common stock, the computed value of SOSAR awards (and the associated non-cash stock-based compensation expense to be recorded) has increased significantly in recent years. Non-cash stock based compensation expense totaled approximately $43 million in 2011, and we expect that amount to increase by at least 50 percent for 2012 based on the higher stock price used to compute the value of SOSARs awarded during 2012, as well as the potential for additional expense associated with performance shares if they are determined to be probable to vest at a higher level. This significant increase will adversely impact our general and administrative expense for 2012. Our general and administrative expense for 2012 will also be impacted by up to $5.0 million in expenses associated with our biennial All Managers Conference, which we will hold during the third quarter of 2012. These increases in general and administrative expense will adversely impact our operating income and earnings per share during 2012.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

We’re subject to numerous claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Our customers also occasionally file complaints or lawsuits against us alleging that we’re responsible for some illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality, operations or our food related disclosure or advertising practices. See “Governmental regulation may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants,” above, for a description of particular claims of this type. From time to time, we also face claims alleging that technology we use in our business infringes patents held by third parties. We believe the number of all of the foregoing types of claims has increased as our business has grown and we have become more visible to potential plaintiffs and their lawyers. Regardless of whether any claims against us are valid, or whether we’re ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A significant judgment for any claims against us could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results.

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

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our sales could be impacted by changes in consumer preferences in response to dietary concerns, including preferences regarding items such as calories, sodium, carbohydrates or fat. These changes could result in consumers avoiding our menu items in favor of other foods. Our success also depends to a significant extent on consumer confidence, which is influenced by general economic conditions and discretionary income levels. Negative consumer sentiment in the wake of the economic downturn has been widely reported over the past three years and according to some forecasts will continue during 2012. Our sales may decline during economic downturns or periods of uncertainty, which can be caused by various factors such as high gasoline prices, high unemployment, declining home prices, tight credit markets or foreign political or economic unrest. Any material decline in consumer confidence or a decline in family “food away from home” spending could cause our sales, operating results, profits, business or financial condition to decline. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales may deteriorate.

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

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may also produce materially different amounts of expense than reported under these programs, which could adversely impact our results of operations.

Our success may depend on the continued service and availability of key personnel.

Our Chairman and co-Chief Executive Officer Steve Ells founded our company, has been the principal architect of our business strategy, and has led our growth from a single restaurant in 1993 to over 1,200 restaurants today. Monty Moran, our co-Chief Executive Officer, and Jack Hartung, our Chief Financial Officer, have also served with us for several years and much of our growth has occurred under their direction as well. We believe our executive officers have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership or a new management team were to change or be unsuccessful in implementing our strategy, our growth prospects or future operating results may be adversely impacted.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards for payment in our restaurants. During 2011 approximately 60% of our sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers, including us, have experienced actual or potential security breaches in which credit and debit card information may have been stolen. In August 2004, the merchant bank that processed our credit and debit card transactions informed us that we may have been the victim of a possible theft of card data. As a result, we recorded losses and related expenses totaling $4.3 million from 2004 through 2006.

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

Our ability to successfully implement our business plan depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos, our Food With Integrity strategy and the unique ambience of our restaurants. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the internet, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We are aware of restaurants in foreign jurisdictions using menu items, logos and other branding that we believe are based on our intellectual property, and our ability to halt these restaurants from using these elements may be limited in jurisdictions in which we are not operating. This could have an adverse impact on our ability to successfully expand into other jurisdictions in the future. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

Our quarterly results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

Our quarterly results may fluctuate significantly because of various factors, including:

•	changes in comparable restaurant sales and customer visits, including as a result of declining consumer confidence or the introduction of new menu items;

•	the timing of new restaurant openings and related revenues and expenses;

•	operating costs at newly opened restaurants, which are often materially greater during the first several months of operation;

•	labor availability and wages of restaurant management and crew, as well as temporary fluctuations in labor costs as a result of large-scale changes in workforce;

•	profitability of our restaurants, especially in new markets;

•	fluctuations in supply costs, particularly for our most significant food items;

•	our ability to raise menu prices without adversely impacting customer traffic;

•	the impact of inclement weather, natural disasters and other calamities, such as freezes that have impacted produce crops;

•	variations in general economic conditions, including the impact of declining interest rates on our interest income;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our restaurants;

•	changes in consumer preferences and discretionary spending;

•	increases in infrastructure costs;

•	tax expenses, impairment charges and other non-operating costs; and

•	potential distraction or unusual expenses associated with our expansion into international markets or initiatives to explore new concepts.

Seasonal factors also cause our results to fluctuate from quarter to quarter. Our restaurant sales are typically lower during the winter months and the holiday season and during periods of inclement weather (because fewer people are eating out) and higher during the spring, summer and fall months (for the opposite reason). Our restaurant sales will also vary as a result of the number of trading days, that is, the number of days in a quarter when a restaurant is open.

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

McDonald’s Corporation was our majority owner from 2000 until October 2006. We understand that the exchange offer McDonald’s completed in October 2006 to dispose of its interest in us was generally tax-free to McDonald’s and its shareholders. In order to protect the tax-free status of the exchange offer, in the separation agreement we entered into with McDonald’s in connection with the separation we agreed among other things to indemnify McDonald’s for taxes and related losses it incurs as a result of the exchange failing to qualify as a tax-free transaction in certain situations, if the taxes and related losses are attributable to (i) certain direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions); (ii) negotiations, understandings, agreements or arrangements in respect of such acquisitions; or (iii) any amendment to our certificate of incorporation that affects the relative voting rights of any separate classes of our common stock. In December 2009, following completion of an extensive due diligence process, we completed a share conversion eliminating the existence of our class B common stock, and with it the superior voting rights of the class B common stock. In the event the share conversion is deemed to result in the McDonald’s exchange offer failing to qualify as a tax-free transaction, we may have an indemnification obligation under the provision described above. We currently estimate that the indemnification obligation to McDonald’s could exceed $450 million, and this estimate does not take into account related losses and depends upon several factors that are beyond our control. As a consequence, the indemnity to McDonald’s could vary substantially from the estimate and may be much greater.

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

As of December 31, 2011, we operated 1,230 restaurants. The table below sets forth the locations (by state or country) of Chipotle restaurants in operation.

Alabama	3
Arizona	49
Arkansas	2
California	198
Colorado	71
Connecticut	7
Delaware	2
District of Columbia	11
Florida	65
Georgia	16
Idaho	1
Illinois	85
Indiana	17
Iowa	4
Kansas	17
Kentucky	8
Maine	1
Maryland	51
Massachusetts	29
Michigan	15
Minnesota	52
Missouri	26
Nebraska	7
Nevada	12
New Hampshire	3
New Jersey	20
New Mexico	1
New York	62
North Carolina	15
Ohio	134
Oklahoma	6
Oregon	12
Pennsylvania	26
Rhode Island	3
South Carolina	4
Tennessee	7
Texas	100
Utah	4
Virginia	54
Washington	13
Wisconsin	12
Wyoming	1
United Kingdom	2
Canada	2

Total	1,230

We categorize our restaurants as either end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing or other. Of our restaurants in operation as of December 31, 2011, we had 232 free-standing units, 758 end-cap locations, 200 in-line locations and 40 other. The average restaurant size is about 2,565 square feet and seats about 57 people. Most of our restaurants also feature outdoor patio space.

Our main office is located at 1401 Wynkoop Street, Suite 500, Denver, Colorado, 80202 and our telephone number is (303) 595-4000. We lease our main office and substantially all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” as well as Note 7 to our Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

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

We lowered the height of our serving line walls throughout California some time ago, which makes injunctive relief in both the individual and class actions moot, and have the lower serving line walls in a significant majority of our restaurants outside of California as well. We will vigorously defend the class action cases, including by contesting certification of a plaintiff class. It is not possible at this time to reasonably estimate the outcome of, or any additional potential liability from, these cases.

Notices of Inspection of Work Authorization Documents

Following an inspection during 2010 by the U.S. Department of Homeland Security, or DHS, of the work authorization documents of our restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS, or ICE, issued to us a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding our review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. We approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, we were also requested by DHS to provide the work authorization documents of our restaurant employees in the District of Columbia and Virginia, and we provided the requested documents in January 2011. We have received additional requests for work authorization documents covering a small number of individual restaurants as well, and ICE’s investigation remains ongoing. In April 2011, we also received notice from the office of the U.S. Attorney for the District of Columbia that it is conducting an investigation into these matters through its criminal division. The operating hours of our Minnesota, D.C. and Virginia restaurants have been uninterrupted by these developments, and we believe our practices with regard to the work authorization of our employees, including the review and retention of work authorization documents, are in compliance with applicable law. However, the termination of large numbers of employees in a short period of time does disrupt our operations and results in a temporary increase in labor costs as we train new employees. It is not possible at this time to determine whether we will incur any fines, penalties or further liabilities in connection with these matters.

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

	High	Low
2010
First Quarter	$117.11	$86.00
Second Quarter	$155.42	$113.00
Third Quarter	$177.69	$127.30
Fourth Quarter	$262.77	$171.24

	High	Low
2011
First Quarter	$275.00	$213.06
Second Quarter	$308.93	$249.58
Third Quarter	$346.78	$286.60
Fourth Quarter	$347.94	$285.39

As of January 23, 2012 there were approximately 1,217 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, the actual number of unique shareholders represented by these record holders is not known.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October	24,919	$314.35	24,919	$20,416,921
Purchased 10/1 through 10/31
November	22,658	$320.14	22,658	$13,163,259
Purchased 11/1 through 11/30
December	19,995	$330.54	19,995	$6,554,037
Purchased 12/1 through 12/31
Total	67,572	$321.08	67,572	$6,554,037

(1)	All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	Shares were repurchased pursuant to a repurchase program publicly announced on July 22, 2010. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. This column does not include an additional $100 million in authorized repurchases announced on February 1, 2012, nor an additional $200 million in shares repurchased under previously-announced programs that have been completed. Authorization of any ongoing repurchase program may be modified, suspended, or discontinued at any time.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on our common stock. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2006 through December 31, 2011 to that of the total return index for the S&P 500, the S&P 500 Restaurants Index, and the S&P SmallCap 600 Restaurants Index assuming an investment of $100 on December 31, 2006. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. Historically we have compared the total return of Chipotle common stock to the total return index for the S&P SmallCap 600 Restaurants. We have chosen to replace the S&P SmallCap 600 Restaurants Index in these comparisons for future years with the S&P 500 Restaurants Index, because our market capitalization has become considerably larger than the average and median market capitalization of companies included in the S&P SmallCap 600 Restaurants Index. SEC rules require that we include the S&P SmallCap 600 Restaurants Index in the comparison for this year. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	For the years ended December 31,
	2011	2010	2009	2008	2007
Statement of Income:
Total revenue	$2,269,548	$1,835,922	$1,518,417	$1,331,968	$1,085,782

Food, beverage and packaging costs	738,720	561,107	466,027	431,947	346,393
Labor costs	543,119	453,573	385,072	351,005	289,417
Occupancy costs	147,274	128,933	114,218	98,071	75,891
Other operating costs	251,208	202,904	174,581	164,018	131,512
General and administrative expenses	149,426	118,590	99,149	89,155	75,038
Depreciation and amortization	74,938	68,921	61,308	52,770	43,595
Pre-opening costs	8,495	7,767	8,401	11,624	9,585
Loss on disposal of assets	5,806	6,296	5,956	9,339	6,168

Total operating expenses	1,918,986	1,548,091	1,314,712	1,207,929	977,599

Income from operations	350,562	287,831	203,705	124,039	108,183
Interest and other income	2,088	1,499	925	3,469	6,115
Interest and other expense	(2,945)	(269)	(405)	(302)	(296)

Income before income taxes	349,705	289,061	204,225	127,206	114,002
Provision for income taxes	(134,760)	(110,080)	(77,380)	(49,004)	(43,439)

Net income	$214,945	$178,981	$126,845	$78,202	$70,563

Earnings per share
Basic	$6.89	$5.73	$3.99	$2.39	$2.16
Diluted	$6.76	$5.64	$3.95	$2.36	$2.13
Weighted average common shares outstanding
Basic	31,217	31,234	31,766	32,766	32,672
Diluted	31,775	31,735	32,102	33,146	33,146

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total current assets	$501,192	$406,221	$297,454	$211,072	$201,844
Total assets	$1,425,308	$1,121,605	$961,505	$824,985	$722,115
Total current liabilities	$157,453	$123,054	$102,153	$76,788	$73,301
Total liabilities	$381,082	$310,732	$258,044	$202,395	$160,005
Total shareholders’ equity	$1,044,226	$810,873	$703,461	$622,590	$562,110

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2011 Highlights and Trends

Restaurant Development. As of December 31, 2011, we had 1,230 restaurants, of which 1,226 were located throughout the United States, two located in Toronto, Canada, and two located in London, England. New restaurants have contributed substantially to our restaurant sales growth. We opened 150 restaurants in 2011, including one ShopHouse Southeast Asian Kitchen, our new concept serving bowls and banh mi sandwiches. We expect to open between 155 and 165 restaurants in 2012. Among the expected restaurant openings in 2012 is a restaurant in Paris, France, which will be our first restaurant in France, and one ShopHouse. We plan about 30% of the 2012 openings to be what we call “A Model” restaurants. A Model locations are being built primarily in secondary trade areas which have attractive demographics but are typically characterized by lower investment and occupancy costs than our recent traditional restaurant openings. Our introduction of A Model restaurants and our new, simpler design, which incorporates some A Model design elements, enabled us to lower the average development costs for new restaurants from about $850,000 in 2009 to about $800,000 in 2011. We anticipate average development costs for new restaurants to be opened in 2012 to be similar to 2011.

Sales Growth. Average restaurant sales were $2.013 million as of December 31, 2011, increasing from $1.840 million as of December 31, 2010. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increases were 11.2% in 2011 and were driven primarily by an increase in customer visits, as well as the impact of menu price increases implemented during the year benefiting comparable restaurant sales by 2.9%. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Due to the uncertain economic environment and difficult comparisons with 2011, we expect 2012 comparable restaurant sales increases to be in the mid single digits.

Food With Integrity. By the end of 2011, we were serving naturally raised meats in all of our restaurants in the U.S. We define naturally raised as coming from animals that are never given antibiotics or added hormones and that are raised responsibly—that is, in accordance with our animal welfare standards. In addition, a portion of some of the produce items we serve is organically grown, or sourced locally when in season (by which we mean within 350 miles of our restaurant), and a portion of the beans we serve is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. All of the sour cream and cheese we buy is made from milk that comes from cows that are not given rBGH. Milk used to make much of our cheese and a portion of our sour cream is sourced from dairies that provide an even higher standard of animal welfare by providing pasture access for their cows. We will continue to search for ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

Continuing to serve naturally raised meats in all of our restaurants is one of our primary goals, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised chicken or steak for much of 2011, a few markets reverted to conventionally raised beef in early 2012, and more of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints.

Our food costs increased in 2011 as a result of inflationary pressures on almost all of our ingredients, particularly avocados, beef, chicken, and dairy. We expect that food cost inflation will continue in 2012 and that our food costs as a percentage of revenue will increase.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors we purchased stock with an aggregate total repurchase price of $63.5 million during 2011. As of December 31, 2011, $6.6 million was available to be repurchased under the current repurchase authorization. On February 1, 2012, we announced that our Board of Directors had authorized the expenditure of up to an additional $100 million to repurchase shares of our common stock. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for the years indicated.

	For the years ended December 31
	2011	2010	2009
Beginning of year	1,084	956	837
Openings	150	129	121
Closures and Relocations	(4)	(1)	(2)

Total restaurants at end of year	1,230	1,084	956

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our restaurant operating costs and depreciation and amortization increase.

Revenue

	For the years ended December 31			% increase 2011 over 2010	% increase 2010 over 2009
	2011	2010	2009
	(dollars in millions)
Revenue	$2,269.5	$1,835.9	$1,518.4	23.6%	20.9%
Average restaurant sales	$2.013	$1.840	$1.728	9.4%	6.5%
Comparable restaurant sales increase	11.2%	9.4%	2.2%
Number of restaurants as of the end of the year	1,230	1,084	956	13.5%	13.4%
Number of restaurants opened in the year, net of closures and relocations	146	128	119

The significant factors contributing to our increases in sales were new restaurant openings and comparable restaurant sales increases. Restaurant sales from restaurants not yet in the comparable base contributed to $237.9 million of the increase in sales in 2011, of which $92.8 million was attributable to restaurants opened during the year. In 2010, restaurant sales from restaurants not yet in the comparable restaurant base contributed to $178.7 million of the increase in sales, of which $75.2 million was attributable to restaurants opened in 2010.

Comparable restaurant sales increases contributed $195.6 million and $138.7 million of the increase in restaurant sales in 2011 and 2010, respectively. Comparable restaurant sales growth in 2011 was due primarily to increases in customer visits, as well as the impact of menu price increases implemented during the year. The increase in 2010 was primarily driven by increases in customer visits.

Food, Beverage and Packaging Costs

	For the years ended December 31			% increase 2011 over 2010	% increase 2010 over 2009
	2011	2010	2009
	(dollars in millions)
Food, beverage and packaging	$738.7	$561.1	$466.0	31.7%	20.4%
As a percentage of revenue	32.5%	30.6%	30.7%

Food, beverage and packaging costs increased as a percentage of revenue in 2011 due to inflation on most food items, including avocados, beef, chicken, and dairy, partially offset by the impact of menu price increases. We expect that food cost inflation will continue in 2012 and that our food costs as a percentage of revenue will increase.

Food, beverage and packaging costs decreased as a percentage of revenue in 2010 due primarily to favorable food costs, primarily rice, corn and chicken as a result of our switch to commodity chicken in certain markets due to supply constraints, partially offset by the increased cost of barbacoa and steak as we increased the percentage of naturally raised beef we served in our restaurants.

Labor Costs

	For the years ended December 31			% increase 2011 over 2010	% increase 2010 over 2009
	2011	2010	2009
	(dollars in millions)
Labor costs	$543.1	$453.6	$385.1	19.7%	17.8%
As a percentage of revenue	23.9%	24.7%	25.4%

Labor costs as a percentage of revenue decreased in 2011 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by increased average wage rates due to normal wage inflation, as well as labor inefficiencies.

Labor costs decreased as a percentage of revenue in 2010 primarily due to the benefit of higher average restaurant sales, partially offset by increased average wage rates due to normal wage inflation and increased insurance costs.

Occupancy Costs

	For the years ended December 31			% increase 2011 over 2010	% increase 2010 over 2009
	2011	2010	2009
	(dollars in millions)
Occupancy costs	$147.3	$128.9	$114.2	14.2%	12.9%
As a percentage of revenue	6.5%	7.0%	7.5%

Occupancy costs decreased as a percentage of revenue in 2011 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Occupancy costs decreased as a percentage of revenue in 2010 primarily due to the benefit of higher average sales on a partially fixed-cost base. The benefit of the lower occupancy costs from the A Model restaurants was offset by opening proportionately more restaurants in more expensive areas.

Other Operating Costs

	For the years ended December 31			% increase 2011 over 2010	% increase 2010 over 2009
	2011	2010	2009
	(dollars in millions)
Other operating costs	$251.2	$202.9	$174.6	23.8%	16.2%
As a percentage of revenue	11.1%	11.1%	11.5%

Other operating costs remained consistent as a percentage of revenue in 2011. The benefit of higher average restaurant sales on a partially fixed-cost base and lower marketing and promotional spend as a percentage of revenue was offset by increased credit card fees resulting from a higher percentage of customers using credit cards, as well as increased maintenance of restaurants as they age and general inflationary pressures.

Other operating costs as a percentage of revenue decreased in 2010 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base, partially offset by increased credit card fees resulting from a higher percentage of customers using credit cards, as well as increased purchases of kitchen supplies.

General and Administrative Expenses

	For the years ended December 31			% increase 2011 over 2010	% increase 2010 over 2009
	2011	2010	2009
	(dollars in millions)
General and administrative expense	$149.4	$118.6	$99.1	26.0%	19.6%
As a percentage of revenue	6.6%	6.5%	6.5%

The increase in general and administrative expenses in 2011 primarily resulted from an increase in non-cash stock-based compensation expense due to awards granted in 2011 with a significantly higher stock price on the date of grant as well as hiring more employees as we grew. These increases were partially offset by costs from the biennial all manager conference held during the third quarter of 2010.

The increase in general and administrative expenses in 2010 primarily resulted from an increase in stock-based compensation expense resulting from the stock-based compensation awards granted in 2010, costs from the biennial all manager conference, and hiring more employees as we grew.

We expect general and administrative expenses as a percentage of revenue to increase in 2012, which takes into consideration that we anticipate materially higher stock-based compensation expense than 2011 due to our higher stock price, as well as expenses related to the biennial all manager conference to be held in the third quarter of 2012.

Depreciation and Amortization

	For the years ended December 31			% increase 2011 over 2010	% increase 2010 over 2009
	2011	2010	2009
	(dollars in millions)
Depreciation and amortization	$74.9	$68.9	$61.3	8.7%	12.4%
As a percentage of revenue	3.3%	3.8%	4.0%

As a percentage of total revenue, depreciation and amortization decreased in 2011 and 2010 as a result of the benefit of higher average restaurant sales on a partially fixed-cost base.

Interest and Other Expense

	For the years ended December 31			% increase 2011 over 2010	% increase 2010 over 2009
	2011	2010	2009
	(dollars in millions)
Interest and other expense	$2.9	$0.0	$0.0	*	*
*-not meaningful

Interest and other expense increased in 2011 due to a loss recognized in the second quarter on our investment in ANGR Holdings, LLC, which operated the restaurants awarded on the television program America’s Next Great Restaurant prior to their closure. The recognized losses represent the entire amount of our investment.

Income Tax Provision

	For the years ended December 31			% increase 2011 over 2010	% increase 2010 over 2009
	2011	2010	2009
	(dollars in millions)
Income tax provision	$134.8	$110.1	$77.4	22.4%	42.3%
Effective tax rate	38.5%	38.1%	37.9%

The 2011 effective tax rate increased primarily due to an increase in the state rate, smaller benefit from food donations and one-time adjustments partially offset by the one-time employment tax credits. We estimate our 2012 annual effective tax rate will be 39.3%. However, if certain federal tax credits we’ve benefitted from in 2011 are renewed by Congress, we estimate our annual effective tax rate would be lower by up to 0.4%.

The 2010 effective tax rate increased primarily due to a one-time benefit recognized in 2009 for prior period meals and entertainment deductions.

Quarterly Financial Data/Seasonality

The following table presents consolidated statement of income data for each of the eight quarters in the period ended December 31, 2011. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2011 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$509.4	$571.6	$591.9	$596.7
Operating income	$74.8	$83.9	$98.0	$93.9
Net income	$46.4	$50.7	$60.4	$57.5
Number of restaurants opened in quarter	12	39	32	67
Comparable restaurant sales increase	12.4%	10.0%	11.3%	11.1%

	2010 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(dollars in millions)
Revenue	$409.7	$466.8	$476.9	$482.5
Operating income	$61.3	$75.0	$77.6	$73.9
Net income	$37.8	$46.5	$48.2	$46.4
Number of restaurants opened in quarter	20	25	22	62
Comparable restaurant sales increase	4.3%	8.7%	11.4%	12.6%

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $456.2 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase up to an additional $106.6 million of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We also have a long term investments balance of $128.2 million, which consists of U.S. treasury notes and certificate of deposit products with maturities of 13 months to approximately 2 years. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

While operations continue to provide cash, our primary use of cash is in new restaurant development. Our total capital expenditures for 2011 were $151.1 million, and we expect to incur capital expenditures of about $160 million to $170 million in 2012, of which $138 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder primarily relates to restaurant reinvestments. In 2011, we spent on average about $800,000 in development and construction costs per restaurant, net of landlord reimbursements. The average development and construction costs per restaurant decreased from about $850,000 in 2009 due to cost savings realized, in part, from certain cost reduction efforts associated with the development of the A Model strategy and our new, simpler restaurant design. For new restaurants to be opened in 2012 we anticipate average development costs to be similar to 2011.

Contractual Obligations

Our contractual obligations as of December 31, 2011 were as follows:

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$2,116,395	$133,813	$271,911	$275,512	$1,435,159
Deemed landlord financing	5,898	394	788	821	3,895
Other contractual obligations(1)	73,455	69,370	4,085	—	—

Total contractual cash obligations	$2,195,748	$203,577	$276,784	$276,333	$1,439,054

(1)	We enter into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and corporate sponsorships.

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

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no off-balance sheet arrangements or obligations.

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

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock-only stock appreciation rights, or SOSARs, which requires assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility and expected life assumptions were based on our historical data. Similarly, the compensation expense of performance share awards and SOSARs with performance-based vesting conditions is based in part on the estimated probability of our achieving levels of performance associated with particular levels of payout for performance shares and with vesting for performance SOSARs. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, and different assumptions may have resulted in different conclusions regarding the probability of our achieving future levels of performance relevant to the payout levels for the awards. Had we arrived at different assumptions of stock price volatility or expected lives of our SOSARs, or different assumptions regarding the probability of our achieving future levels of performance with respect to performance share awards and performance SOSARs, our stock-based compensation expense and results of operations could have been different.

Insurance Liability

We maintain various insurance policies for workers’ compensation, general liability and auto damage with varying deductibles as high as $500,000, and for property which has a $1 million deductible. We are self insured for employee health but have third party insurance coverage to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, which would result in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs. The total estimated insurance liabilities as of December 31, 2011 were $21.7 million.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2011 and 2010. Once resolved, however, these actions may affect our operating results and cash flows.

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

Changing Interest Rates

We’re exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2011, we had $382.8 million in investments, including a trust account classified in other assets, and $204.0 million in FDIC insured accounts with an earnings credit we classify as interest income, which combined earned a weighted average interest rate of 0.36%.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 10, 2012

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$401,243	$224,838
Accounts receivable, net of allowance for doubtful accounts of $208 and $102 as of December 31, 2011 and 2010, respectively	8,389	5,658
Inventory	8,913	7,098
Current deferred tax asset	6,238	4,317
Prepaid expenses and other current assets	21,404	16,016
Income tax receivable	—	23,528
Investments	55,005	124,766

Total current assets	501,192	406,221
Leasehold improvements, property and equipment, net	751,951	676,881
Long term investments	128,241	—
Other assets	21,985	16,564
Goodwill	21,939	21,939

Total assets	$1,425,308	$1,121,605

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$46,382	$33,705
Accrued payroll and benefits	60,241	50,336
Accrued liabilities	46,456	38,892
Current portion of deemed landlord financing	133	121
Income tax payable	4,241	—

Total current liabilities	157,453	123,054
Deferred rent	143,284	123,667
Deemed landlord financing	3,529	3,661
Deferred income tax liability	64,381	50,525
Other liabilities	12,435	9,825

Total liabilities	381,082	310,732

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 230,000 shares authorized, 34,357 and 33,959 shares issued as of December 31, 2011 and 2010, respectively	344	340
Additional paid-in capital	676,652	594,331
Treasury stock, at cost, 3,105 and 2,885 shares at December 31, 2011 and 2010, respectively	(304,426)	(240,918)
Accumulated other comprehensive income	197	606
Retained earnings	671,459	456,514

Total shareholders’ equity	1,044,226	810,873

Total liabilities and shareholders’ equity	$1,425,308	$1,121,605

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Years ended December 31
	2011	2010	2009
Revenue	$2,269,548	$1,835,922	$1,518,417

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	738,720	561,107	466,027
Labor	543,119	453,573	385,072
Occupancy	147,274	128,933	114,218
Other operating costs	251,208	202,904	174,581
General and administrative expenses	149,426	118,590	99,149
Depreciation and amortization	74,938	68,921	61,308
Pre-opening costs	8,495	7,767	8,401
Loss on disposal of assets	5,806	6,296	5,956

Total operating expenses	1,918,986	1,548,091	1,314,712

Income from operations	350,562	287,831	203,705
Interest and other income	2,088	1,499	925
Interest and other expense	(2,945)	(269)	(405)

Income before income taxes	349,705	289,061	204,225
Provision for income taxes	(134,760)	(110,080)	(77,380)

Net income	$214,945	$178,981	$126,845

Earnings per share
Basic	$6.89	$5.73	$3.99

Diluted	$6.76	$5.64	$3.95

Weighted average common shares outstanding
Basic	31,217	31,234	31,766

Diluted	31,775	31,735	32,102

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2008	32,878	329	501,993	692	(30,227)	150,688	(193)	622,590
Stock-based compensation	60	1	15,664					15,665
Stock option exercises	535	5	11,788					11,793
Excess tax benefit on stock-based compensation			10,435					10,435
Acquisition of treasury stock				1,298	(84,089)			(84,089)
Comprehensive income:
Net income						126,845		126,845
Foreign currency translation adjustment							222	222

Total comprehensive income								127,067

Balance, December 31, 2009	33,473	335	539,880	1,990	(114,316)	277,533	29	703,461
Stock-based compensation	166	2	22,278					22,280
Stock option and SOSAR exercises	320	3	17,647					17,650
Excess tax benefit on stock-based compensation			14,526					14,526
Acquisition of treasury stock				895	(126,602)			(126,602)
Comprehensive income:
Net income						178,981		178,981
Foreign currency translation adjustment							577	577

Total comprehensive income								179,558

Balance, December 31, 2010	33,959	$340	$594,331	2,885	$(240,918)	$456,514	$606	$810,873
Stock-based compensation	3		42,965					42,965
Stock option and SOSAR exercises	395	4	570					574
Excess tax benefit on stock-based compensation			38,786					38,786
Acquisition of treasury stock				220	(63,508)			(63,508)
Comprehensive income:
Net income						214,945		214,945
Foreign currency translation adjustment							(409)	(409)

Total comprehensive income								214,536

Balance, December 31, 2011	34,357	$344	$676,652	3,105	$(304,426)	$671,459	$197	$1,044,226

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years ended December 31
	2011	2010	2009
Operating activities
Net income	$214,945	$178,981	$126,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,938	68,921	61,308
Deferred income tax provision	11,319	10,064	8,282
Increase in valuation allowance	616	415	141
Loss on disposal of assets	5,806	6,296	5,956
Bad debt allowance	239	(151)	(245)
Stock-based compensation expense	41,382	21,381	14,992
Excess tax benefit on stock-based compensation	(38,786)	(14,526)	(10,435)
Other	2,501	—	222
Changes in operating assets and liabilities:
Accounts receivable	(2,970)	(743)	(875)
Inventory	(1,816)	(1,481)	(825)
Prepaid expenses and other current assets	(5,399)	(1,632)	(2,613)
Other assets	(7,350)	(8,956)	374
Accounts payable	9,432	6,989	1,435
Accrued liabilities	17,451	16,607	19,804
Income tax receivable/payable	66,555	(13,209)	14,927
Deferred rent	19,624	17,261	19,386
Other long-term liabilities	2,609	2,974	1,994

Net cash provided by operating activities	411,096	289,191	260,673

Investing activities
Purchases of leasehold improvements, property and equipment	(151,147)	(113,215)	(117,198)
Acquisition of interests in equity method investment	(586)	(1,900)	—
Purchases of investments	(183,251)	(125,000)	(50,000)
Maturities of investments	124,766	50,234	99,990

Net cash used in investing activities	(210,218)	(189,881)	(67,208)

Financing activities
Acquisition of treasury stock	(63,508)	(126,602)	(84,089)
Proceeds from option exercises	574	17,650	11,793
Excess tax benefit on stock-based compensation	38,786	14,526	10,435
Payments on deemed landlord financing	(120)	(96)	(82)

Net cash used in financing activities	(24,268)	(94,522)	(61,943)

Effect of exchange rate changes on cash and cash equivalents	(205)	484	—
Net change in cash and cash equivalents	176,405	5,272	131,522
Cash and cash equivalents at beginning of year	224,838	219,566	88,044

Cash and cash equivalents at end of year	$401,243	$224,838	$219,566

Supplemental disclosures of cash flow information
Income taxes paid	$56,270	$112,150	$53,644

(Increase) decrease in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(3,249)	$(1,480)	$95

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has two restaurants in Toronto, Canada and two in London, England and operates one ShopHouse Southeast Asian Kitchen. The Company manages its operations based on six regions and has aggregated its operations to one reportable segment.

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

The Company sells gift cards which do not have an expiration date and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the Company determines the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that 5% of gift card sales will not be redeemed and will be retained by the Company. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over a six month period beginning at the date of the gift card sale. Gift card breakage is included in total revenue in the consolidated statement of income. Breakage recognized during the years ended December 31, 2011, 2010 and 2009 was $1,524, $1,188 and $878, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of tenant improvement receivables and vendor rebates. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable based on a specific review of account balances. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

Inventory

Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or market. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, and tortillas) are purchased from a small number of suppliers.

Investments

The Company’s investments consist of U.S. treasury notes and CDARS, certificate of deposit products, with maturities up to approximately two years and classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, which the Company has determined approximates fair value as of December 31, 2011 and 2010. Fair market value of U.S. treasury notes is measured on a recurring basis based on Level 1 inputs and fair market value of CDARS is measured on a recurring basis based on Level 2 inputs (level inputs are described below under “Fair Value Measurements”). The Company recognizes impairment charges on its investments in the consolidated statement of income when management believes the decline in the fair value of the investment is other-than-temporary. No impairment charges were recognized on the Company’s investments for the years ended December 31, 2011, 2010 and 2009.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $9,616, $8,167 and $6,916 for the years ended December 31, 2011, 2010 and 2009, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in loss on disposal of assets in the consolidated statement of income.

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	3-10 years
Equipment	3-7 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually, and the Company is required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company’s analysis, no impairment charges were recognized on goodwill for the years ended December 31, 2011, 2010 and 2009.

Other Assets

Other assets consist primarily of insurance related restricted trust assets of $15,313 and $7,800 as of December 31, 2011 and 2010, respectively, transferable liquor licenses which are carried at the lower of fair value or cost, and a prepaid tax asset related to an intercompany transfer of international intellectual property.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level. The Company manages its restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2011, 2010 and 2009, an aggregate impairment charge of $380, $751 and $0, respectively, was recognized in loss on disposal of assets in the consolidated statement of income. The impairment charges resulted primarily from office or restaurant closures. Fair value of the restaurants was determined using Level 3 inputs (as described below under “Fair Value Measurements”) based on a discounted cash flows method at a market level through the estimated date of closure.

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

Insurance Liability

The Company maintains various insurance policies including workers’ compensation, employee health, general liability and property damage. Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted. As of December 31, 2011 and 2010, $17,437 and $13,426, respectively, of the estimated liability was included in accrued payroll and benefits and $4,250 and $3,242, respectively, was included in accrued liabilities in the consolidated balance sheet.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $31,902, $26,190 and $20,997 for the years ended December 31, 2011, 2010 and 2009, respectively. Advertising and marketing costs are included in other operating costs in the consolidated statement of income.

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

Fair Value Measurements

Financial Accounting Standards Board Accounting Standard Codification 820, Fair Value of Measurements and Disclosures (“Topic 820”) defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

Foreign Currency Translation

The Company’s international operations generally use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in the consolidated statement of shareholders’ equity and comprehensive income.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivables. Approximately one third of the Company’s cash and investment balances are not federally backed or federally insured. Credit card transactions at the Company’s restaurant are processed by one service provider. Concentration of credit risk related to accounts receivables are limited, as the Company’s receivables are primarily with its landlords for the reimbursements of tenant improvements.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date of issuance.

Recently Issued Accounting Standards

In September 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2011-08 “Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder’s equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on its consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

2. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:

	December 31
	2011	2010
Land	$11,062	$11,062
Leasehold improvements and buildings	849,102	743,439
Furniture and fixtures	89,180	78,759
Equipment	172,776	148,849

	1,122,120	982,109
Accumulated depreciation	(370,169)	(305,228)

	$751,951	$676,881

Accrued liabilities were as follows:

	December 31
	2011	2010
Gift card liability	$18,012	$13,456
Transaction tax payable	12,121	10,280
Other accrued expenses	16,323	15,156

	$46,456	$38,892

3. Income Taxes

The components of the provision for income taxes are as follows:

	Years ended December 31
	2011	2010	2009
Current tax:
U.S. Federal	$100,983	$83,850	$56,945
U.S. State	21,848	15,745	12,151
Foreign	(6)	6	(139)

	122,825	99,601	68,957

Deferred tax:
U.S. Federal	12,080	10,058	9,677
U.S. State	(50)	6	(1,393)
Foreign	(711)	—	(2)

	11,319	10,064	8,282

Valuation allowance	616	415	141

Total provision for income taxes	$134,760	$110,080	$77,380

The effective tax rate differs from the statutory tax rates as follows:

	Years ended December 31
	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	4.1	3.5	3.4
Other	(0.6)	(0.4)	(0.5)

Effective income tax rates	38.5%	38.1%	37.9%

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

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31
	2011	2010
Long-term deferred income tax liability:
Leasehold improvements, property and equipment	$127,706	$96,399
Goodwill and other assets	990	815

Total long-term deferred income tax liability	128,696	97,214

Long-term deferred income tax asset:
Deferred rent	35,645	30,806
Gift card liability	373	271
Capitalized transaction costs	504	502
Stock-based compensation and other employee benefits	28,079	15,548
Foreign net operating loss carry-forwards	1,397	617
Valuation allowance	(1,683)	(1,055)

Total long-term deferred income tax asset	64,315	46,689

Net long-term deferred income tax liability	64,381	50,525

Current deferred income tax liability:
Prepaid assets and other	1,982	1,532

Total current deferred income tax liability	1,982	1,532

Current deferred income tax asset:
Allowances, reserves and other	8,094	5,912
Other employee benefits	234	45
Valuation allowance	(108)	(108)

Total current deferred income tax asset	8,220	5,849

Net current deferred income tax asset	6,238	4,317

Total deferred income tax liability	$58,143	$46,208

As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits. There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statutes of limitations. The Company is open to federal and state tax audits until the applicable statutes of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2008. For the majority of states where the Company has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2007. The Company’s foreign net operating losses begin expiring in 2028.

4. Shareholders’ Equity

Through December 31, 2011, the Company’s Board of Directors authorized three separate plans to repurchase shares of common stock, which combined authorize expenditures of up to $300 million. The shares may be purchased from time to time in open market transactions, subject to market conditions. The shares of common stock repurchased under authorized programs were 220, 828 and 1,298 for a total cost of $63,508, $115,885 and $84,089 during 2011, 2010 and 2009, respectively. As of December 31, 2011, $6,554 was available to be repurchased under the current agreement. The 3,038 shares are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors.

On February 1, 2012, the Company announced that its Board of Directors authorized the repurchase of up to an additional $100 million to repurchase shares of common stock.

During 2010, the Company repurchased shares of common stock from participants of stock incentive plans, which are netted and surrendered as payment for applicable tax withholding on the vesting of their stock awards. Shares surrendered by the participants in accordance with the stock incentive plan and the applicable award agreements are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. In the year ended 2010, the Company repurchased 67 shares for a total cost of $10,717.

5. Stock Based Compensation

The Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan (the “2011 Incentive Plan”) was approved at the Company’s annual meeting of shareholders on May 25, 2011. Shares issued prior to the 2011 Incentive Plan were issued subject to previous stock plans. For purposes of counting the shares remaining available under the 2011 Incentive Plan, each share issuable pursuant to outstanding full value awards, such as restricted stock units and performance shares, will count as two shares used, whereas each share underlying a stock appreciation right or stock option will count as one share used. Under the 2011 Incentive Plan, 3,360 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 3,357 represent shares that were authorized for issuance but not issued at December 31, 2011. The 2011 Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted, to determine the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for stock awards granted under the 2011 Incentive Plan cannot be less than fair market value at the date of grant.

The Company granted stock options prior to 2008, and has granted stock only stock appreciation rights (“SOSARs”) since that time. SOSARs vest equally over two and three years and expire after seven years. Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. Compensation expense on performance shares, which is based on the quantity of awards the Company has determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Stock-based compensation expense, including options, SOSARs and stock awards, was $42,965 ($26,166 net of tax) in 2011, $22,280 ($13,713 net of tax) in 2010 and $15,665 ($9,663 net of tax) in 2009. For the years ended December 31, 2011, 2010 and 2009, $1,583, $899 and $673, respectively, of stock-based compensation expense was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

The tables below summarize the option and SOSAR activity under the stock incentive plans (in thousands, except years and per share data):

	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	1,451	$82.56	1,245	$66.08	1,214	$52.49
Granted	587	$268.73	561	$104.23	578	$53.36
Exercised	(536)	$76.78	(325)	$56.95	(536)	$22.02
Forfeited	(16)	$173.05	(28)	$84.60	(8)	$55.02
Expired	—	—	(2)	$22.00	(3)	$22.00

Outstanding, end of year	1,486	$157.07	1,451	$82.56	1,245	$66.08

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Instrinsic Value
Outstanding as of December 31, 2011	1,486	$157.07	5.3	$268,389
Vested and expected to vest as of December 31, 2011	1,470	$156.40	5.3	$266,611
Exercisable as of December 31, 2011	83	$76.09	4.6	$21,701

The SOSARs granted during 2011 include 190 SOSARs that contain performance conditions. The total intrinsic value of options and SOSARs exercised during the years ended December 31, 2011, 2010 and 2009 was $113,752, $32,957 and $31,753. Unearned compensation as of December 31, 2011 was $35,587 for options and SOSAR awards. The remaining vesting period as of December 31, 2011 for unvested options and SOSAR awards was between 0.1 and 2.1 years.

A summary of non-vested stock award activity under the stock incentive plans is as follows (in thousands, except per share data):

	2011		2010		2009
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Outstanding, beginning of year	205	$148.22	257	$71.03	229	$75.06
Granted	6	$272.28	118	$215.76	90	$55.71
Vested	(3)	$87.36	(166)	$78.85	(60)	$63.89
Forfeited	(1)	$53.36	(4)	$53.36	(2)	$53.36

Outstanding, end of year	207	$153.40	205	$148.22	257	$71.03

At December 31, 2011, 111 of the outstanding non-vested stock awards were subject to both service and performance conditions. The quantity of shares that ultimately vest is determined based on the cumulative cash flow from operations reached during the three year period ending on September 30, 2013. If the cumulative cash flow from operations during the three year period does not reach a specified level, no shares will vest. Unearned compensation as of December 31, 2011 was $9,049 for non-vested stock awards the Company has determined are probable of vesting. The remaining vesting period as of December 31, 2011 for non-vested stock awards was between 0 and 2.1 years. The fair value of shares earned as of the vesting date during the year ended December 31, 2011, 2010, and 2009 was $961 and $25,369, and $3,330, respectively.

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value SOSAR awards granted for each year:

	2011	2010	2009
Risk-free interest rate	1.6%	1.5%	1.5%
Expected life (years)	3.4	3.4	4.2
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	51%	51%	42%
Weighted-average Black-Scholes fair value per share at date of grant	$101.91	$39.52	$18.85

The Company has not paid dividends to date and does not plan to pay dividends in the near future. The risk-free interest rate is based upon U.S. Treasury rates for instruments with similar terms. The expected life and volatility assumptions were based on Company-specific historical data.

6. Employee Benefit Plans

The Company maintains the Chipotle Mexican Grill 401(k) plan (the “401(k) Plan”). The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed.

Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2011, 2010 and 2009, Company matching contributions totaled approximately $2,039, $1,734 and $1,462, respectively.

The Company maintains the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. The Deferred Plan is a non-qualified, unfunded plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2011 and 2010 were $6,802 and $5,115, respectively, and are included in other long-term liabilities in the consolidated balance sheet. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2011, 2010 and 2009, the Company made deferred compensation matches of $179, $156 and $131 respectively, to the Deferred Plan. As the Deferred Plan is unfunded, the Company is responsible for the earnings and losses. The total expense recognized under the Deferred Plan including the matching contributions was $20, $610 and $538 for the years ended December 31, 2011, 2010 and 2009, respectively.

In February 2012, the Company began offering an employee stock purchase plan (“ESPP”), which was approved at the Company’s annual meeting of shareholders on May 25, 2011. Under the ESPP, 250 shares of common stock have been authorized and reserved for issuances to eligible employees. Employees become eligible to contribute after one year of service with the Company and may contribute up to 15% of their base earnings, subject to an annual maximum dollar amount, toward the monthly purchase of the Company’s common stock.

7. Leases

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

Future minimum lease payments required under existing operating leases as of December 31, 2011 are as follows:

2012	$133,813
2013	135,247
2014	136,664
2015	137,527
2016	137,985
Thereafter	1,435,159

Total minimum lease payments	$2,116,395

Minimum lease payments have not been reduced by minimum sublease rentals of $6,756 due in the future under non-cancelable subleases.

Rental expense consists of the following:

	For the years ended December 31
	2011	2010	2009
Minimum rentals	$130,827	$114,750	$101,029
Contingent rentals	$1,754	$1,602	$1,500
Sublease rental income	$(1,390)	$(1,227)	$(1,238)

The Company has six sales and leaseback transactions. These transactions do not qualify for sales leaseback accounting because of the Company’s deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $3,662 as of December 31, 2011. The future minimum lease payments for each of the next five years and thereafter for deemed landlord financing obligations are as follows:

2012	$394
2013	394
2014	394
2015	400
2016	421
Thereafter	3,895

Total minimum lease payments	5,898
Less: Interest implicit in lease	(2,236)

Total deemed landlord financing	$3,662

8. Loss on Equity Method Investment

During the twelve months ended December 31, 2011, the Company recognized losses of $2,486 on its equity method investment in ANGR Holdings, LLC, which operated the restaurants awarded on the television program America’s Next Great Restaurant prior to their closure. The recognized losses, which represent the entire amount of the Company’s investment, are included in interest and other expense in the consolidated statement of income.

9. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options, SOSARs and non-vested stock awards. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. SOSARs to purchase 240, 340 and 532 shares of common stock were excluded from the calculation of 2011, 2010 and 2009 diluted EPS, respectively, because they were anti-dilutive. In addition, 224, 60 and 119 stock awards subject to performance conditions were excluded from the 2011, 2010 and 2009 calculations of diluted EPS. The following table sets forth the computations of basic and dilutive earnings per share:

	Year ended December 31
	2011	2010	2009
Net income	$214,945	$178,981	$126,845
Shares:
Weighted average number of common shares outstanding	31,217	31,234	31,766
Dilutive stock options and SOSARs	497	422	247
Dilutive non-vested stock awards	61	79	89

Diluted weighted-average number of common shares outstanding	31,775	31,735	32,102

Basic earnings per share	$6.89	$5.73	$3.99

Diluted earnings per share	$6.76	$5.64	$3.95

10. Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, commitment for food purchases, and corporate sponsorships. As of December 31, 2011, total purchase obligations were $73,455.

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

The Company lowered the height of its serving line walls throughout California some time ago, which makes injunctive relief in both the individual and class actions moot, and has the lower serving line walls in a significant majority of its restaurants outside of California as well. The Company will vigorously defend the class action cases, including by contesting certification of a plaintiff class. It is not possible at this time to reasonably estimate the outcome of, or any additional potential liability from, these cases.

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2011. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

11. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2011
	March 31	June 30	September 30	December 31
Revenue	$509,384	$571,561	$591,854	$596,749
Operating income	$74,821	$83,863	$98,010	$93,868
Net income	$46,382	$50,657	$60,433	$57,473
Basic earnings per share	$1.49	$1.63	$1.93	$1.84
Diluted earnings per share	$1.46	$1.59	$1.90	$1.81

	2010
	March 31	June 30	September 30	December 31
Revenue	$409,686	$466,841	$476,874	$482,521
Operating income	$61,296	$74,959	$77,584	$73,992
Net income	$37,847	$46,461	$48,228	$46,445
Basic earnings per share	$1.20	$1.48	$1.55	$1.50
Diluted earnings per share	$1.19	$1.46	$1.52	$1.47

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2011 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control Integrated Framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited Chipotle Mexican Grill, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chipotle Mexican Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chipotle Mexican Grill, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 10, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 10, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of December 31, 2011. All options/SOSARs reflected are options to purchase common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)

Equity Compensation Plans Approved by Security Holders:	1,693,320	$157.07	3,607,000

Equity Compensation Plans Not Approved by Security Holders:	None.	N/A	None.

Total	1,693,320	$157.07	3,607,000

(1)	Includes shares issuable in connection with performance shares, which will be issued only in the event of our achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options and SOSARs only.
(2)	Includes 3,357,000 shares remaining available under the Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan, and 250,000 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2011, all of the shares available for grant under the Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan may instead be issued in the form of restricted stock, restricted stock units, performance shares or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2011.

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

Date: February 10, 2012

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

Signature	Date	Title
/s/ STEVE ELLS Steve Ells	February 10, 2012	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ MONTGOMERY F. MORAN Montgomery F. Moran	February 10, 2012	Co-Chief Executive Officer (principal executive officer)

/s/ JOHN R. HARTUNG John R. Hartung	February 10, 2012	Chief Financial Officer (principal financial and accounting officer)

/s/ ALBERT S. BALDOCCHI Albert S. Baldocchi	February 10, 2012	Director

/s/ JOHN S. CHARLESWORTH John S. Charlesworth	February 10, 2012	Director

/s/ NEIL W. FLANZRAICH Neil W. Flanzraich	February 10, 2012	Director

/s/ PATRICK J. FLYNN Patrick J. Flynn	February 10, 2012	Director

/s/ DARLENE J. FRIEDMAN Darlene J. Friedman	February 10, 2012	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Stock Certificate for Shares of Common Stock.

10.1†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Cash Incentive Plan.(3)

10.2†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan.(4)

10.2.1†	Form of 2006 Option Agreement.(5)

10.2.2†	Form of 2007 Stock Option Agreement.(6)

10.2.3†	Form of 2008 Stock Appreciation Rights Agreement.(7)

10.2.4†	Form of Board Restricted Stock Units Agreement.(8)

10.2.5†	Form of 2009 Stock Appreciation Rights Agreement.(9)

10.2.6†	Form of Performance Share Agreement.(4)

10.2.7†	Form of 2011 Stock Appreciation Rights Agreement.(4)

10.2.8†	Form of 2011 Performance-Based Stock Appreciation Rights Agreement.(4)

10.3†	Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan.(10)

10.3.1†	Amendment No. 1 to Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan

10.4	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders.(11)

10.5	Separation Agreement dated September 7, 2006 between Chipotle Mexican Grill, Inc. and McDonald’s Corporation.(12)

10.6†	Board Pay Policies.(13)

10.7†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(6)

10.8†	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(14)

10.9†	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(15)

10.10†	Form of Director and Officer Indemnification Agreement.(16)

10.11†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan

21.1	Subsidiaries of Chipotle Mexican Grill, Inc.

23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.).

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chairman and Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

†-	denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
(2)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009 (File No. 001-32731).
(3)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2008 (File No. 001-32731).
(4)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 17, 2011 (File No. 001-32731).
(5)	Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 10, 2006 (File No. 333-129221).
(6)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007 (File No. 001-32731)
(7)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008 (File No. 001-32731)
(8)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on July 21, 2011 (File No. 001-32731).
(9)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009 (File No. 001-32731).
(10)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011 (File No. 001-32731).
(11)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006 (File No. 001-32731).
(12)	Incorporated by reference to Exhibit 10.8 to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 8, 2006 (File No. 333-137177).
(13)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q filed July 27, 2010 (File No. 001-32731).
(14)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 1, 2007 (File No. 001-32731).
(15)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on October 31, 2007 (File No. 001-32731).
(16)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007 (File No. 001-32731).