Form 10-Q
period 2012-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2012-04-20
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 16, 2012 there were 31,703,449 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	March 31 2012	December 31 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$370,191	$401,243
Accounts receivable, net of allowance for doubtful accounts of $200 and $208 as of March 31, 2012 and December 31, 2011, respectively	9,087	8,389
Inventory	10,017	8,913
Current deferred tax asset	6,662	6,238
Prepaid expenses and other current assets	26,159	21,404
Income tax receivable	34,891	—
Investments	94,480	55,005

Total current assets	551,487	501,192
Leasehold improvements, property and equipment, net	773,116	751,951
Long term investments	149,072	128,241
Other assets	31,954	21,985
Goodwill	21,939	21,939

Total assets	$1,527,568	$1,425,308

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$49,154	$46,382
Accrued payroll and benefits	37,160	60,241
Accrued liabilities	38,098	46,456
Current portion of deemed landlord financing	135	133
Income tax payable	—	4,241

Total current liabilities	124,547	157,453
Deferred rent	148,421	143,284
Deemed landlord financing	3,494	3,529
Deferred income tax liability	66,606	64,381
Other liabilities	14,705	12,435

Total liabilities	357,773	381,082

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 230,000 shares authorized, and 34,859 and 34,357 shares issued as of March 31, 2012 and December 31, 2011, respectively	349	344
Additional paid-in capital	765,880	676,652
Treasury stock, at cost, 3,177 and 3,105 common shares at March 31, 2012 and December 31, 2011, respectively	(331,437)	(304,426)
Accumulated other comprehensive income	880	197
Retained earnings	734,123	671,459

Total shareholders’ equity	1,169,795	1,044,226

Total liabilities and shareholders’ equity	$1,527,568	$1,425,308

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31
	2012	2011
Revenue	$640,603	$509,384

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	206,590	162,908
Labor	151,985	125,288
Occupancy	40,509	35,315
Other operating costs	66,179	57,385
General and administrative expenses	49,334	32,216
Depreciation and amortization	20,084	18,494
Pre-opening costs	2,448	1,296
Loss on disposal of assets	1,250	1,661

Total operating expenses	538,379	434,563

Income from operations	102,224	74,821
Interest and other income, net	434	287

Income before income taxes	102,658	75,108
Provision for income taxes	(39,994)	(28,726)

Net income	$62,664	$46,382

Earnings per share:
Basic	$2.00	$1.49

Diluted	$1.97	$1.46

Weighted average common shares outstanding:
Basic	31,410	31,082

Diluted	31,846	31,717

Comprehensive income	$63,347	$47,000

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31
	2012	2011
Operating activities
Net income	$62,664	$46,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,084	18,494
Deferred income tax provision	1,803	2,703
Loss on disposal of assets	1,250	1,661
Bad debt allowance	12	3
Stock-based compensation expense	20,240	8,923
Excess tax benefit on stock-based compensation	(68,392)	(8,700)
Other	78	115
Changes in operating assets and liabilities:
Accounts receivable	(710)	(1,968)
Inventory	(1,102)	(1,639)
Prepaid expenses and other current assets	(4,738)	(4,297)
Other assets	(9,946)	456
Accounts payable	2,909	2,501
Accrued liabilities	(31,435)	(25,941)
Income tax payable/receivable	29,260	24,383
Deferred rent	5,130	3,713
Other long-term liabilities	2,269	1,516

Net cash provided by operating activities	29,376	68,305

Investing activities
Purchases of leasehold improvements, property and equipment	(41,864)	(26,438)
Purchases of investments	(60,382)	(59,452)
Maturities of investments	—	79,766

Net cash used in investing activities	(102,246)	(6,124)

Financing activities
Acquisition of treasury stock	(27,011)	(13,523)
Proceeds from option exercises	81	372
Excess tax benefit on stock-based compensation	68,392	8,700
Payments on deemed landlord financing	(33)	(29)

Net cash provided by (used in) financing activities	41,429	(4,480)

Effect of exchange rate changes on cash and cash equivalents	389	400
Net change in cash and cash equivalents	(31,052)	58,101
Cash and cash equivalents at beginning of period	401,243	224,838

Cash and cash equivalents at end of period	$370,191	$282,939

Supplemental disclosures of non-cash information
Decrease in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(149)	$(286)

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has three restaurants in Toronto, Canada and two in London, England. As of March 31, 2012, the Company operated 1,262 restaurants, including one ShopHouse Southeast Asian Kitchen. The Company manages its operations based on six regions and has aggregated its operations to one reportable segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

2. Adoption of New Accounting Principles

Effective January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” The adoption of ASU 2011-05 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

3. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments, all of which are classified as held-to-maturity, are carried at amortized cost, which approximates fair value. Investments consist of U.S. treasury notes and CDARS, certificates of deposit placed through an account registry service, with maturities up to approximately two and a half years. Fair market value of U.S. treasury notes is measured using level 1 inputs (quoted prices for identical assets in active markets) and fair market value of CDARS is measured based on level 2 inputs (quoted prices for identical assets in markets that are not active). The Company also maintains a rabbi trust to fund obligations under a compensation plan, as described in Note 4 below. Amounts in the trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $8,876 as of March 31, 2012.

4. Employee Benefit Plans

The Company maintains the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. Prior to the first quarter of 2012, the Deferred Plan was unfunded, with all earnings and losses recorded in general and administrative expenses in the consolidated statement of income. Total liabilities under the Deferred Plan as of March 31, 2012 and 2011 were $8,876 and $6,370, respectively, and are included in other long-term liabilities in the consolidated balance sheet.

During the first quarter of 2012, the Company elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes.

The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the Deferred Plan liability. The Company recorded $201of unrealized gains on investments held in the rabbi trust during the first quarter of 2012.

5. Shareholders’ Equity

During the first quarter of 2012, the Company purchased shares of common stock under Board authorized share repurchase programs. The shares may be purchased from time to time in open market transactions, subject to market conditions. The Company repurchased 43 shares for $16,313 during the three months ended March 31, 2012. The cumulative shares repurchased under authorized programs as of March 31, 2012 are 3,081 for a total cost of $310,023. As of March 31, 2012, $90,243 was available to repurchase shares under the current repurchase authorization. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

Also during the first quarter of 2012, shares of common stock were netted and surrendered as payment for applicable tax withholding obligations in connection with the vesting of outstanding restricted stock units. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. In the first quarter of 2012, the Company repurchased 28 shares for a total cost of $10,698.

6. Stock-based Compensation

During the first quarter of 2012, the Company granted stock only stock appreciation rights (“SOSARs”) on 616 shares of its common stock to eligible employees, of which 191 include performance conditions. The grant date fair value of the SOSARs was $104.95 per share with an exercise price of $371.63 per share based on the closing price of common stock on the date of grant. The SOSARs (other than those subject to performance conditions) vest in two equal installments on the second and third anniversary of the grant date.

Total stock-based compensation expense was $20,760 ($12,659 net of tax) for the three months ended March 31, 2012, respectively, and was $9,324 ($5,739 net of tax) for the three months ended March 31, 2011, respectively. During the first quarter of 2012, the Company increased its estimate of the number of non-vested stock awards subject to performance conditions that it expects will vest, which resulted in a cumulative adjustment to expense of $5,578 ($3,401 net of tax and $0.11 to basic and diluted earnings per share). A portion of stock-based compensation totaling $520 for the three months ended March 31, 2012, and $401 for the three months ended March 31, 2011, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the three months ended March 31, 2012, 531 options or SOSARs were exercised, 7 options or SOSARs were forfeited, and 79 non-vested stock awards vested.

7. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SOSARs and non-vested stock awards (collectively “stock awards”). For the three months ended March 31, 2012 and 2011, 257 and 219 stock awards, respectively, were excluded from the calculation of diluted EPS because they were anti-dilutive. In addition, 416 and 159 stock awards for the three months ended March 31, 2012 and 2011 were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended March 31
	2012	2011
Net income	$62,664	$46,382
Shares:
Weighted average number of common shares outstanding	31,410	31,082
Dilutive stock awards	436	635

Diluted weighted average number of common shares outstanding	31,846	31,717

Basic earnings per share	$2.00	$1.49

Diluted earnings per share	$1.97	$1.46

8. Commitments and Contingencies

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

In the individual Antoninetti action, the district court entered a ruling in which it found that although the Company’s counter height violated the ADA, the Company provided the plaintiff with an equivalent facilitation, and awarded attorney’s fees and minimal damages to the plaintiff which the Company has accrued. The Company and the plaintiff appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit, and on July 26, 2010, the appeals court entered a ruling finding that the Company violated the ADA and did not provide the plaintiff with an equivalent facilitation, and remanded the case to the district court. On March 21, 2012, the district court reaffirmed its original award of minimal damages to the plaintiff and denied further injunctive relief. The district court has yet to rule on the final award of attorneys fees.

The Company lowered the height of its serving line walls throughout California some time ago, which makes injunctive relief in these cases moot, and has the lower serving line walls in a significant majority of its restaurants outside of California as well. The Company will vigorously defend the class action cases, including by contesting certification of a plaintiff class. It is not possible at this time to reasonably estimate the outcome of, or any additional potential liability from, these cases.

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

In 2007, a lawsuit was filed against the Company in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to its employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of the Company’s present and former employees. The court denied the plaintiff’s motion to certify the purported class, and as a result the action can proceed, if at all, as an action by a single plaintiff. The plaintiff has appealed the court’s denial of class certification, and the appeal remains pending. Although the Company has various defenses, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2012. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of the number of restaurants we intend to open, potential changes in comparable restaurant sales as well as food and other costs, discussion of possible stock repurchases, and estimates of our effective tax rate for 2012, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1.A of this report.

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

2012 Highlights

Restaurant Development. As of March 31, 2012, we had 1,262 restaurants, of which 1,257 were located throughout the United States, three in Toronto, Canada as well as two in London, England. We operate one ShopHouse Southeast Asian Kitchen, our new concept serving bowls and banh mi sandwiches. New restaurants have contributed substantially to our revenue growth. We opened 32 restaurants during the three months ended March 31, 2012. We expect to open between 155 to 165 restaurants in 2012, and among the expected restaurant openings in 2012 is a restaurant in Paris, France and one ShopHouse. Further, about 30% of our total openings in 2012 will be what we call “A Model” restaurants. A Model restaurants are built primarily in secondary trade areas which have attractive demographics but are typically characterized by lower investment and occupancy costs.

Sales Growth. Average restaurant sales were $2.072 million as of March 31, 2012. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increased 12.7% for the first three months of 2012, driven primarily by an increase in customer visits as well as the impact of menu price increases benefitting comparable restaurant sales by 4.9%. Menu price increases were implemented in the Pacific region during the first quarter of both 2012 and 2011. Menu price increases were implemented in the remaining regions during the summer of 2011. We do not expect additional menu price increases during 2012. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. Taking into account difficult comparisons with 2011 and ongoing consumer and economic uncertainty, we expect comparable restaurant sales increases in 2012 to be in the mid-single digits.

Food With Integrity. By the end of the first quarter of 2012, we were serving naturally raised meats in all of our restaurants in the U.S. Continuing to serve naturally raised meats in all of our restaurants is one of our primary goals, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised steak during the first quarter of 2012, and more of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints. We define naturally raised as coming from animals that are never given antibiotics or added hormones and that are raised responsibly—that is, in accordance with our animal welfare standards. In addition, a portion of some of the produce items we serve is organically grown, or sourced locally when in season (by which we mean within 350 miles of our restaurant), and a portion of the beans we serve is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. All of the sour cream and cheese we buy is made from milk that comes from cows that are not given rBGH. Milk used to make much of our cheese and a portion of our sour cream is sourced from dairies that provide an even higher standard of animal welfare by providing pasture access for their cows. We will continue to search for ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

Our food costs increased as a percentage of revenue in the first quarter of 2012 as compared to the first quarter of 2011 as a result of inflationary pressures on almost all of our ingredients, particularly beef and chicken, partially offset by the impact of menu price increases and relief in produce costs. We expect that food cost inflation will continue in 2012 and that our food costs as a percentage of revenue will increase.

Stock Repurchase. In accordance with stock repurchases authorized by our Board of Directors we purchased stock with an aggregate total repurchase price of $16.3 million during the first three months of 2012. As of March 31, 2012, $90.2 million was available to repurchase shares under the current repurchase authorization. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended March 31
	2012	2011
Beginning of period	1,230	1,084
Openings	32	12
Relocations	—	(1)

Total restaurants at end of period	1,262	1,095

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	As of or for the three months ended March 31		% increase
	2012	2011
	(dollars in millions)
Revenue	$640.6	$509.4	25.8%
Average restaurant sales	$2.072	$1.885	9.9%
Comparable restaurant sales increases	12.7%	12.4%
Number of restaurants as of the end of the period	1,262	1,095	15.3%
Number of restaurants opened in the period	32	12

The significant factors contributing to our increase in revenue for the three months ended March 31, 2012 were restaurant openings and comparable restaurant sales increases. Revenue for the three months ended March 31, 2012 for restaurants not in the comparable restaurant base contributed $67.8 million of the increase in sales, of which $5.2 was attributable to restaurants opened in 2012. Comparable restaurant sales increases contributed to $63.2 million of the increase in sales for the first three months of 2012. Comparable restaurant sales growth was due primarily to increases in customer visits, as well as the impact of menu price increases.

Food, Beverage and Packaging Costs

	For the three months ended March 31		% increase
	2012	2011
	(dollars in millions)
Food, beverage and packaging	$206.6	$162.9	26.8%
As a percentage of revenue	32.2%	32.0%

Food, beverage and packaging costs increased as a percentage of revenue for the three months ended March 31, 2012 due to inflation on most food items, including beef and chicken. This increase was partially offset by the impact of menu price increases, lower tomato and produce prices, which were adversely impacted by freezes during the three months ended March 31, 2011, and relief in avocado prices. We expect that food cost inflation will continue in 2012 and that our food costs as a percentage of revenue will continue to increase.

Labor Costs

	For the three months ended March 31		% increase
	2012	2011
	(dollars in millions)
Labor costs	$152.0	$125.3	21.3%
As a percentage of revenue	23.7%	24.6%

Labor costs as a percentage of revenue decreased in the three months ended March 31, 2012 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by increased average wage rates due to normal wage inflation.

Occupancy Costs

	For the three months ended March 31		% increase
	2012	2011
	(dollars in millions)
Occupancy costs	$40.5	$35.3	14.7%
As a percentage of revenue	6.3%	6.9%

Occupancy costs decreased as a percentage of revenue in the three months ended March 31, 2012 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended March 31		% increase
	2012	2011
	(dollars in millions)
Other operating costs	$66.2	$57.4	15.3%
As a percentage of revenue	10.3%	11.3%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs decreased as a percentage of revenue in the three months ended March 31, 2012 due primarily to the benefit of higher average restaurant sales on a partially fixed-cost base and lower marketing and promotional spend due to a significant promotion during the first quarter of 2011, partially offset by increased credit card fees resulting from a higher percentage of customers using credit cards.

General and Administrative Expenses

	For the three months ended March 31		% increase
	2012	2011
	(dollars in millions)
General and administrative expense	$49.3	$32.2	53.1%
As a percentage of revenue	7.7%	6.3%

The increase in general and administrative expenses in the three months ended March 31, 2012 primarily resulted from an increase in non-cash stock-based compensation expense due to awards granted in 2012 with a higher stock price on the date of grant and additional expense related to non-vested stock awards subject to performance conditions, the employer portion of taxes paid in connection with employee stock award exercises and vesting, and hiring more employees as we grew.

Depreciation and Amortization

	For the three months ended March 31		% increase
	2012	2011
	(dollars in millions)
Depreciation and amortization	$20.1	$18.5	8.6%
As a percentage of revenue	3.1%	3.6%

Depreciation and amortization decreased as a percentage of revenue in the three months ended March 31, 2012 as a result of the benefit of higher average restaurant sales on a partially fixed-cost base. The increase in depreciation and amortization in the three months ended March 31, 2012 was primarily due to restaurants opened in 2012 and 2011.

Provision for Income Taxes

	For the three months ended March 31		% increase
	2012	2011
	(dollars in millions)
Provision for income taxes	$40.0	$28.7	39.2%
Effective tax rate	39.0%	38.2%

The 2012 estimated annual effective tax rate is expected to be 39.0% compared to 38.5% for the full year 2011. The increase reflects the impact of the expiration of certain tax benefits offset by rate differences from foreign operations. However, if certain federal tax credits we’ve benefitted from in 2011 are renewed by Congress, we estimate our annual effective tax rate would be lower by up to 0.4%.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $613.7 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of March 31, 2012 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2012, we had $274.4 million in investments, including an insurance related restricted trust account classified in other assets, and $338.9 million in FDIC insured accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.34%.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2012 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In the individual Antoninetti action, the district court entered a ruling in which it found that although our counter height violated the ADA, we provided the plaintiff with an equivalent facilitation, and awarded attorney’s fees and minimal damages to the plaintiff which we have accrued. We and the plaintiff appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit, and on July 26, 2010, the appeals court entered a ruling finding that we violated the ADA and did not provide the plaintiff with an equivalent facilitation, and remanded the case to the district court. On March 21, 2012, the district court reaffirmed its original award of minimal damages to the plaintiff and denied further injunctive relief. The district court has yet to rule on the final award of attorneys fees.

We lowered the height of our serving line walls throughout California some time ago, which makes injunctive relief in these cases moot, and have the lower serving line walls in a significant majority of our restaurants outside of California as well. We will vigorously defend the class action cases, including by contesting certification of a plaintiff class. It is not possible at this time to reasonably estimate the outcome of, or any additional potential liability from, these cases.

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

Miscellaneous

In 2007, a lawsuit was filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of our present and former employees. The trial court denied the plaintiff’s motion to certify the purported class and the California Court of Appeals affirmed that decision, and as a result the action can proceed, if at all, as an action by a single plaintiff. The plaintiff has appealed the court’s denial of class certification, and the appeal remains pending. Although the limitation to a single-plaintiff action significantly minimizes our current potential exposure from the case and we have various defenses, due to the possibility of further appeals and the uncertainties of litigation it is not possible at this time to reasonably estimate the outcome of, or any potential liability, from this case.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2012.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January	22,478	(3)	$350.06	16,934	$557,891
Purchased 1/1 through 1/31
February	38,585	(4)	$382.22	15,644	$94,635,464
Purchased 2/1 through 2/29
March	10,828		$405.69	10,828	$90,242,620
Purchased 3/1 through 3/31
Total	71,891		$375.70	43,406	$90,242,620

(1)	All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	Shares were repurchased pursuant to repurchase programs announced on July 22, 2010 and February 1, 2011. Repurchases under each program are limited to $100 million in total repurchase price, and there is no expiration date. The $100 million repurchase program announced in July 2011 was completed in January 2012. Authorization of the continuing repurchase program may be modified, suspended, or discontinued at any time.
(3)	Includes 5,544 shares of common stock that were surrendered by participants under the Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan as payment of applicable tax withholding on the vesting of shares of performance-contingent restricted stock. Shares surrendered by the participants pursuant to the terms of that plan and the applicable award agreements are deemed repurchased by us, but are not part of publicly announced share repurchase programs
(4)	Includes 22,941 shares of common stock that were surrendered by participants under the Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan as payment of applicable tax withholding on the vesting of shares of restricted stock units. Shares surrendered by the participants pursuant to the terms of that plan and the applicable award agreements are deemed repurchased by us, but are not part of publicly announced share repurchase programs

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: April 19, 2012

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Common Stock.*

10.1	Form of Stock Appreciation Rights Agreement.

10.2	Form of Performance-Based Stock Appreciation Rights Agreement.

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012; and (iv) Notes to the Condensed Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).