Form 10-Q
period 2012-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2012-07-20
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 16, 2012 there were 31,683,308 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	June 30 2012	December 31 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$404,797	$401,243
Accounts receivable, net of allowance for doubtful accounts of $369 and $208 as of June 30, 2012 and December 31, 2011, respectively	10,351	8,389
Inventory	10,504	8,913
Current deferred tax asset	7,310	6,238
Prepaid expenses and other current assets	28,298	21,404
Income tax receivable	34,446	—
Investments	124,736	55,005

Total current assets	620,442	501,192
Leasehold improvements, property and equipment, net	804,655	751,951
Long term investments	169,177	128,241
Other assets	32,196	21,985
Goodwill	21,939	21,939

Total assets	$1,648,409	$1,425,308

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$55,960	$46,382
Accrued payroll and benefits	56,199	60,241
Accrued liabilities	37,812	46,456
Current portion of deemed landlord financing	138	133
Income tax payable	—	4,241

Total current liabilities	150,109	157,453
Deferred rent	154,726	143,284
Deemed landlord financing	3,459	3,529
Deferred income tax liability	63,794	64,381
Other liabilities	15,096	12,435

Total liabilities	387,184	381,082

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2012 and December, 31, 2011	—	—
Common stock $0.01 par value, 230,000 shares authorized, and 34,896 and 34,357 shares issued as of June 30, 2012 and December 31, 2011, respectively	349	344
Additional paid-in capital	789,271	676,652
Treasury stock, at cost, 3,208 and 3,105 common shares at June 30, 2012 and December 31, 2011, respectively	(344,023)	(304,426)
Accumulated other comprehensive income (loss)	(178)	197
Retained earnings	815,806	671,459

Total shareholders’ equity	1,261,225	1,044,226

Total liabilities and shareholders’ equity	$1,648,409	$1,425,308

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Revenue	$690,932	$571,561	$1,331,535	$1,080,945

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	221,517	188,121	428,107	351,029
Labor	159,895	137,705	311,880	262,993
Occupancy	41,758	36,195	82,267	71,510
Other operating costs	66,353	62,221	132,532	119,606
General and administrative expenses	42,295	41,968	91,629	74,184
Depreciation and amortization	20,543	18,505	40,627	36,999
Pre-opening costs	3,306	1,606	5,754	2,902
Loss on disposal of assets	1,475	1,377	2,725	3,038

Total operating expenses	557,142	487,698	1,095,521	922,261

Income from operations	133,790	83,863	236,014	158,684
Interest and other income (expense), net	377	(2,006)	811	(1,719)

Income before income taxes	134,167	81,857	236,825	156,965
Provision for income taxes	(52,484)	(31,200)	(92,478)	(59,926)

Net income	$81,683	$50,657	$144,347	$97,039

Earnings per share:
Basic	$2.58	$1.63	$4.57	$3.12

Diluted	$2.56	$1.59	$4.53	$3.06

Weighted average common shares outstanding:
Basic	31,696	31,167	31,553	31,125

Diluted	31,951	31,761	31,899	31,740

Comprehensive income	$80,625	$50,764	$143,972	$97,764

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30
	2012	2011
Operating activities
Net income	$144,347	$97,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,627	36,999
Deferred income tax provision (benefit)	(1,659)	8,701
Loss on disposal of assets	2,725	3,038
Bad debt allowance	185	3
Stock-based compensation expense	37,677	21,978
Excess tax benefit on stock-based compensation	(73,652)	(29,673)
Other	207	2,479
Changes in operating assets and liabilities:
Accounts receivable	(2,147)	(524)
Inventory	(1,593)	(1,347)
Prepaid expenses and other current assets	(6,893)	(15,260)
Other assets	(10,213)	64
Accounts payable	4,899	6,369
Accrued liabilities	(12,705)	(12,203)
Income tax payable/receivable	34,964	47,067
Deferred rent	11,446	7,919
Other long-term liabilities	2,660	2,067

Net cash provided by operating activities	170,875	174,716

Investing activities
Purchases of leasehold improvements, property and equipment	(90,332)	(57,681)
Acquisition of interests in equity method investment	—	(586)
Purchases of investments	(110,870)	(89,702)
Maturities of investments	—	90,007

Net cash used in investing activities	(201,202)	(57,962)

Financing activities
Acquisition of treasury stock	(39,597)	(22,484)
Proceeds from option exercises	167	457
Excess tax benefit on stock-based compensation	73,652	29,673
Payments on deemed landlord financing	(65)	(58)

Net cash provided by financing activities	34,157	7,588

Effect of exchange rate changes on cash and cash equivalents	(276)	621
Net change in cash and cash equivalents	3,554	124,963
Cash and cash equivalents at beginning of period	401,243	224,838

Cash and cash equivalents at end of period	$404,797	$349,801

Supplemental disclosures of non-cash information
Increase in purchases of leasehold improvements, property and equipment accrued in accounts payable	$4,687	$180

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has four restaurants in Toronto, Canada, three in London, England, and one in Paris, France. As of June 30, 2012, the Company operated 1,316 restaurants, including one ShopHouse Southeast Asian Kitchen. The Company manages its operations based on six regions and has aggregated its operations to one reportable segment.

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

3. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments, all of which are classified as held-to-maturity, are carried at amortized cost, which approximates fair value. Investments consist of U.S. treasury notes and CDARS, certificates of deposit placed through an account registry service, with maturities up to approximately two and a half years. Fair market value of U.S. treasury notes is measured using level 1 inputs (quoted prices for identical assets in active markets) and fair market value of CDARS is measured based on level 2 inputs (quoted prices for identical assets in markets that are not active). The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan, as described in Note 4 below. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $8,965 as of June 30, 2012.

4. Employee Benefit Plans

The Company maintains the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. Prior to the first quarter of 2012, the Deferred Plan was unfunded, with all earnings and losses recorded in general and administrative expenses in the consolidated statement of income. Total liabilities under the Deferred Plan as of June 30, 2012 and December 31, 2011 were $8,965 and $6,802, respectively, and are included in other long-term liabilities in the consolidated balance sheet.

During the first quarter of 2012, the Company elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes.

The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the Deferred Plan Liability. The Company recorded $292 and $91 of unrealized losses on investments held in the rabbi trust during the three and six months ended June 30, 2012.

5. Shareholders’ Equity

During the first six months of 2012, the Company purchased shares of common stock under Board authorized share repurchase programs. The shares may be purchased from time to time in open market transactions, subject to market conditions. The Company repurchased 74 shares for $28,899 during the six months ended June 30, 2012. The cumulative shares repurchased under authorized programs as of June 30, 2012 are 3,112 for a total cost of $322,609. As of June 30, 2012, $77,657 was available to repurchase shares under the current repurchase authorization. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

During the first six months of 2012, shares of common stock were netted and surrendered as payment for applicable tax withholding obligations in connection with the vesting of outstanding restricted stock units. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. In the first six months of 2012, the Company repurchased 28 shares for a total cost of $10,698.

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

Total stock-based compensation expense was $18,045 and $38,805 ($11,004 and $23,663 net of tax) for the three and six months ended June 30, 2012, respectively, and was $13,455 and $22,779 ($8,229 and $13,932 net of tax) for the three and six months ended June 30, 2011, respectively. During the first quarter of 2012, the Company increased its estimate of the number of non-vested stock awards subject to performance conditions that it expects will vest, which resulted in a cumulative adjustment to expense of $5,578 ($3,401 net of tax and $0.11 to basic and diluted earnings per share). A portion of stock-based compensation totaling $608 and $1,128 for the three and six months ended June 30, 2012, and $400 and $801 for the three and six months ended June 30, 2011, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the six months ended June 30, 2012, 573 options or SOSARs were exercised, 27 options or SOSARs were forfeited, and 83 non-vested stock awards vested.

7. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SOSARs and non-vested stock awards (collectively “stock awards”). For the three and six months ended June 30, 2012, 365 and 311 stock awards, were excluded from the calculation of diluted EPS and for the three and six months ended June 30, 2011, 396 and 307 stock awards, were excluded from the calculation of diluted EPS because they were anti-dilutive. In addition, 492 and 454 stock awards for the three and six months ended June 30, 2012 and 246 and 202 stock awards for the three and six months ended June 30, 2011, were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Net income	$81,683	$50,657	$144,347	$97,039
Shares:
Weighted average number of common shares outstanding	31,696	31,167	31,553	31,125
Dilutive stock awards	255	594	346	615

Diluted weighted average number of common shares outstanding	31,951	31,761	31,899	31,740

Basic earnings per share	$2.58	$1.63	$4.57	$3.12

Diluted earnings per share	$2.56	$1.59	$4.53	$3.06

8. Commitments and Contingencies

California ADA Cases

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

In the individual Antoninetti action, the district court entered a ruling in which it found that although the Company’s counter height violated the ADA, the Company provided the plaintiff with an equivalent facilitation, and awarded attorney’s fees and minimal damages to the plaintiff which the Company has accrued. The Company and the plaintiff appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit, and on July 26, 2010, the appeals court entered a ruling finding that the Company violated the ADA and did not provide the plaintiff with an equivalent facilitation, and remanded the case to the district court. On March 21, 2012, the district court reaffirmed its original award of minimal damages to the plaintiff and denied further injunctive relief. On July 18, 2012, the district court ordered a final judgment awarding the plaintiff a portion of the attorney’s fees and costs originally sought.

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

In May 2012, the U.S. Securities and Exchange Commission notified the Company that it is conducting a civil investigation of the Company’s compliance with employee work authorization verification requirements and its related disclosures and statements, and the office of the U.S. Attorney for the District of Columbia advised the Company that its investigation has broadened to include a parallel criminal and civil investigation of the Company’s compliance with federal securities laws.

The Company intends to continue to fully cooperate in the government’s investigations. It is not possible at this time to determine whether the Company will incur any fines, penalties or further liabilities in connection with these matters.

Shareholder Derivative Action

In July 2012, Ralph B. Richey filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of the Company’s Board of Directors breached their fiduciary duties in connection with employee work authorization compliance matters. The complaint purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports, regarding the government investigations described above. The Company intends to defend the case vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

Miscellaneous

In 2007, a lawsuit was filed against the Company in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to its employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of the Company’s present and former employees. The court granted the Company’s motion to deny certification of the purported class, and the California Court of Appeal affirmed that decision. The Court of Appeal decision was appealed to the California Supreme Court, which vacated the Court of Appeal decision and remanded the case back to the Court of Appeal for reconsideration in light of the California Supreme Court’s recent decision in Brinker Restaurant Corp. v. Superior Court. Due to the pending appeal and the uncertainties of litigation, it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, this case.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2012. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of the number and type of restaurants we intend to open, potential changes in comparable restaurant sales as well as food and other costs, discussion of possible stock repurchases, and estimates of our effective tax rate for 2012, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1.A of this report.

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

2012 Highlights

Restaurant Development. As of June 30, 2012, we had 1,316 restaurants, of which 1,308 were located throughout the United States, four in Toronto, Canada, three in London, England, and one in Paris, France. Our restaurants include one ShopHouse Southeast Asian Kitchen, our new concept serving Asian inspired cuisine. New restaurants have contributed substantially to our revenue growth. We opened 87 restaurants during the six months ended June 30, 2012, and expect to open between 155 to 165 restaurants in 2012, including one additional ShopHouse.

Sales Growth. Average restaurant sales were $2.106 million as of June 30, 2012. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increased 10.2% for the first six months of 2012, and 8.0% for the second quarter of 2012. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. Comparable restaurant sales increases in the first six months of 2012 were driven primarily by an increase in customer visits as well as the impact of menu price increases benefitting comparable restaurant sales by 4.7% for the first six months of 2012, and 4.6% for the second quarter of 2012. We implemented menu price increases in our Pacific region during the first quarter of both 2012 and 2011, and in our remaining regions during the summer of 2011, and as a result, we anticipate the benefit associated with menu price increases will decrease in the second half of 2012 to approximately 1.3% in the third quarter and 1.0% in the fourth quarter. We do not expect additional menu price increases during 2012. Taking into account the loss of the benefit of menu price increases and our recent transaction trends, as well as ongoing consumer and economic uncertainty, we expect comparable restaurant sales increases for the full year 2012 to be in the mid-single digits.

Food With Integrity. We generally serve only naturally raised meats in all of our restaurants. We define naturally raised as coming from animals that are never given antibiotics or added hormones and that are raised responsibly—that is, in accordance with our animal welfare standards. Continuing to serve naturally raised meats in all of our restaurants is one of our primary goals, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised steak during the first quarter of 2012, and more of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints. When one of our restaurants serves commodity meat, we clearly disclose on signage in the restaurant that it is temporarily serving commodity meat and which of the meats is affected, so that customers can avoid commodity meats if they choose to do so.

In addition to serving naturally raised meats, a portion of some of the produce items we serve is organically grown, or sourced locally when in season (by which we mean within 350 miles of our restaurant), and portions of the beans we serve are organically grown or grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. All of the sour cream and cheese we serve is made from milk that comes from cows that are not given rBGH. As of the end of the second quarter of 2012, milk used to make all of our sour cream and much of our cheese is sourced from dairies that provide an even higher standard of animal welfare by providing pasture access for their cows. We will continue to search for ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

Our food costs decreased as a percentage of revenue during the first six months of 2012 as compared to 2011 as a result of the impact of menu price increases and relief in avocado and tomato prices, partially offset by inflationary pressures on many of our ingredients, particularly beef and chicken, as well as the impact of purchasing more naturally raised meats. We expect that food cost inflation will persist in 2012 and that our food costs as a percentage of revenue for the full year 2012 will be higher than those achieved in the second quarter.

Stock Repurchase. In accordance with stock repurchases authorized by our Board of Directors we purchased stock with an aggregate total repurchase price of $28.9 million during the first six months of 2012. As of June 30, 2012, $77.7 million was available to repurchase shares under the current repurchase authorization. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended June 30		For the six months ended June 30
	2012	2011	2012	2011
Beginning of period	1,262	1,095	1,230	1,084
Openings	55	39	87	51
Relocations	(1)	(3)	(1)	(4)

Total restaurants at end of period	1,316	1,131	1,316	1,131

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2012	2011		2012	2011
	(dollars in millions)
Revenue	$690.9	$571.6	20.9%	$1,331.5	$1,080.9	23.2%
Average restaurant sales	$2.106	$1.927	9.3%	$2.106	$1.927	9.3%
Comparable restaurant sales increases	8.0%	10.0%		10.2%	11.1%
Number of restaurants as of the end of the period	1,316	1,131	16.4%	1,316	1,131	16.4%
Number of restaurants opened in the period	55	39		87	51

The significant factors contributing to our increase in revenue for the three and six months ended June 30, 2012 were restaurant openings and comparable restaurant sales increases. Revenue for the three and six months ended June 30, 2012 for restaurants not in the comparable restaurant base contributed $74.6 million and $142.4 million of the increase in sales, respectively, of which $22.2 million and $27.4 million was attributable to restaurants opened in 2012. Comparable restaurant sales increases contributed to $44.8 million of the increase in sales for the second quarter of 2012, and $108.0 million of the increase in sales for the first half of 2012. Comparable restaurant sales growth was due to increases in customer visits, as well as the impact of menu price increases.

Food, Beverage and Packaging Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2012	2011		2012	2011
	(dollars in millions)
Food, beverage and packaging	$221.5	$188.1	17.8%	$428.1	$351.0	22.0%
As a percentage of revenue	32.1%	32.9%		32.2%	32.5%

Food, beverage and packaging costs decreased as a percentage of revenue for the three and six months ended June 30, 2012 due to the impact of menu price increases, and relief in avocado and tomato prices. This decrease was partially offset by inflation on many of our food items, including beef and chicken, as well as the impact of purchasing more naturally raised meats. We expect that food cost inflation will continue in the latter half of 2012 and that our food costs as a percentage of revenue will increase.

Labor Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2012	2011		2012	2011
	(dollars in millions)
Labor costs	$159.9	$137.7	16.1%	$311.9	$263.0	18.6%
As a percentage of revenue	23.1%	24.1%		23.4%	24.3%

Labor costs as a percentage of revenue decreased in the three and six months ended June 30, 2012 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by increased average wage rates.

Occupancy Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2012	2011		2012	2011
	(dollars in millions)
Occupancy costs	$41.8	$36.2	15.4%	$82.3	$71.5	15.0%
As a percentage of revenue	6.0%	6.3%		6.2%	6.6%

Occupancy costs decreased as a percentage of revenue in the three and six months ended June 30, 2012 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2012	2011		2012	2011
	(dollars in millions)
Other operating costs	$66.4	$62.2	6.6%	$132.5	$119.6	10.8%
As a percentage of revenue	9.6%	10.9%		10.0%	11.1%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs decreased as a percentage of revenue in the three and six months ended June 30, 2012 due primarily to lower marketing and promotional spend during the first half of 2012 and the benefit of higher average restaurant sales on a partially fixed-cost base. We expect to increase marketing and promotional spend significantly during the second half of 2012, resulting in greater other operating costs as a percentage of revenue for the second half of the year.

General and Administrative Expenses

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2012	2011		2012	2011
	(dollars in millions)
General and administrative expense	$42.3	$42.0	0.8%	$91.6	$74.2	23.5%
As a percentage of revenue	6.1%	7.3%		6.9%	6.9%

The increase in general and administrative expenses in dollar terms in the three months ended June 30, 2012 primarily resulted from an increase in non-cash stock-based compensation expense due to awards granted in 2012 with a higher stock price on the date of grant. These increases were partially offset by lower payroll costs related to our annual incentive plan, lower legal costs, primarily as a result of greater activity in the second quarter of 2011 in the government investigations of our employee work authorization compliance (see Part II, Item 1 below), and a decrease in the employer portion of taxes paid in connection with employee stock award exercises and vesting.

The increase in general and administrative expenses in dollar terms in the six months ended June 30, 2012 primarily resulted from an increase in non-cash stock-based compensation expense due to awards granted in 2012 with a higher stock price on the date of grant and additional expense related to non-vested stock awards subject to performance conditions, and an increase in the employer portion of taxes paid in connection with employee stock award exercises and vesting.

General and administrative expenses in the third quarter of 2012 will be impacted by an estimated $5.0 million in expenses related to our biennial All Manager’s Conference to be held in September.

Depreciation and Amortization

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2012	2011		2012	2011
	(dollars in millions)
Depreciation and amortization	$20.5	$18.5	11.0%	$40.6	$37.0	9.8%
As a percentage of revenue	3.0%	3.2%		3.1%	3.4%

Depreciation and amortization decreased as percentage of revenue in the three and six months ended June 30, 2012 as a result of the benefit of higher average restaurant sales on a partially fixed-cost base. The increase in depreciation and amortization during the three and six months ended June 30, 2012 was primarily due to restaurants opened in 2012 and 2011.

Interest and Other Income (Expense)

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2012	2011		2012	2011
	(dollars in millions)
Interest and other income (expense), net	$0.4	$(2.0)	*	$0.8	$(1.7)	*

*	-not meaningful

Interest and other income (expense) changed in the three and six months ended June 30, 2012 primarily due to a loss recognized in the second quarter of 2011 on an investment.

Provision for Income Taxes

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2012	2011		2012	2011
	(dollars in millions)
Provision for income taxes	$52.5	$31.2	68.2%	$92.5	$59.9	54.3%
Effective tax rate	39.1%	38.1%		39.0%	38.2%

The 2012 estimated annual effective tax rate is expected to be 39.0% compared to 38.5% for the full year 2011. The increase reflects the impact of the expiration of certain tax benefits. However, if certain federal tax credits we benefitted from in 2011 are renewed by Congress, we estimate our annual effective tax rate would be lower by up to 0.4%.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $698.7 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of June 30, 2012 we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We’re exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2012, we had $324.0 million in investments, including an insurance related restricted trust account classified in other assets, and $371.9 million in FDIC insured accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.33%.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2012 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In the individual Antoninetti action, the district court entered a ruling in which it found that although our counter height violated the ADA, we provided the plaintiff with an equivalent facilitation, and awarded attorney’s fees and minimal damages to the plaintiff which we have accrued. We and the plaintiff appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit, and on July 26, 2010, the appeals court entered a ruling finding that we violated the ADA and did not provide the plaintiff with an equivalent facilitation, and remanded the case to the district court. On March 21, 2012, the district court reaffirmed its original award of minimal damages to the plaintiff and denied further injunctive relief. On July 18, 2012, the district court ordered a final judgment awarding the plaintiff a portion of the attorney’s fees and costs originally sought.

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

In May 2012, the U.S. Securities and Exchange Commission notified us that it is conducting a civil investigation of our compliance with employee work authorization verification requirements and our related disclosures and statements, and the office of the U.S. Attorney for the District of Columbia advised us that its investigation has broadened to include a parallel criminal and civil investigation of our compliance with federal securities laws.

We intend to continue to fully cooperate in the government’s investigations. It is not possible at this time to determine whether we will incur any fines, penalties or further liabilities in connection with these matters.

Shareholder Derivative Action

On July 12, 2012, Ralph B. Richey filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of our Board of Directors breached their fiduciary duties in connection with employee work authorization compliance matters. The complaint purports to state a claim for damages on behalf of Chipotle, and is based on statements in our SEC filings and related public disclosures, as well as media reports, regarding the government investigations described above. We intend to defend the case vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

Miscellaneous

In 2007, a lawsuit was filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of our present and former employees. The trial court granted our motion to deny certification of the purported class and the California Court of Appeal affirmed that decision. The Court of Appeal decision was appealed to the California Supreme Court, which vacated the Court of Appeal decision and remanded the case back to the Court of Appeal for reconsideration in light of the California Supreme Court’s recent decision in Brinker Restaurant Corp. v. Superior Court. Due to the pending appeal and the uncertainties of litigation, it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, this case.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April	9,456	$422.42	9,456	$86,248,251
Purchased 4/1 through 4/30
May	10,823	$406.05	10,823	$81,853,562
Purchased 5/1 through 5/31
June	10,414	$402.93	10,414	$77,657,480
Purchased 6/1 through 6/30
Total	30,693	$410.03	30,693	$77,657,480

(1)	All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	Shares were repurchased pursuant to a repurchase program announced on February 1, 2012. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the continuing repurchase program may be modified, suspended, or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG

Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: July 19, 2012

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Common Stock.*

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2012; and (iv) Notes to the Condensed Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009
(File No. 001-32731).