Form 10-Q
period 2012-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2012-10-19
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 15, 2012 there were 31,496,062 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	September 30	December 31
	2012	2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$421,149	$401,243
Accounts receivable, net of allowance for doubtful accounts of $1,062 and $208 as of September 30, 2012 and December, 31, 2011, respectively	14,566	8,389
Inventory	9,964	8,913
Current deferred tax asset	7,394	6,238
Prepaid expenses and other current assets	24,666	21,404
Income tax receivable	26,198	—
Investments	152,742	55,005

Total current assets	656,679	501,192
Leasehold improvements, property and equipment, net	835,654	751,951
Long term investments	159,011	128,241
Other assets	32,922	21,985
Goodwill	21,939	21,939

Total assets	$1,706,205	$1,425,308

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$65,094	$46,382
Accrued payroll and benefits	50,068	60,241
Accrued liabilities	44,031	46,456
Current portion of deemed landlord financing	140	133
Income tax payable	—	4,241

Total current liabilities	159,333	157,453
Deferred rent	160,132	143,284
Deemed landlord financing	3,423	3,529
Deferred income tax liability	59,742	64,381
Other liabilities	15,959	12,435

Total liabilities	398,589	381,082

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2012 and December, 31, 2011	—	—
Common stock $0.01 par value, 230,000 shares authorized, and 34,905 and 34,357 shares issued as of September 30, 2012 and December 31, 2011, respectively	349	344
Additional paid-in capital	805,366	676,652
Treasury stock, at cost, 3,345 and 3,105 common shares at September 30, 2012 and December 31, 2011, respectively	(386,987)	(304,426)
Accumulated other comprehensive income	782	197
Retained earnings	888,106	671,459

Total shareholders’ equity	1,307,616	1,044,226

Total liabilities and shareholders’ equity	$1,706,205	$1,425,308

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Revenue	$700,528	$591,854	$2,032,063	$1,672,799

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	228,566	195,793	656,673	546,822
Labor	162,655	138,046	474,535	401,039
Occupancy	43,777	37,117	126,044	108,627
Other operating costs	73,728	63,167	206,260	182,773
General and administrative expenses	48,606	37,254	140,235	111,438
Depreciation and amortization	21,362	18,741	61,989	55,740
Pre-opening costs	2,772	2,448	8,526	5,350
Loss on disposal of assets	1,399	1,278	4,124	4,316

Total operating expenses	582,865	493,844	1,678,386	1,416,105

Income from operations	117,663	98,010	353,677	256,694
Interest and other income (expense), net	547	448	1,358	(1,271)

Income before income taxes	118,210	98,458	355,035	255,423
Provision for income taxes	(45,910)	(38,025)	(138,388)	(97,951)

Net income	$72,300	$60,433	$216,647	$157,472

Earnings per share:
Basic	$2.28	$1.93	$6.86	$5.05

Diluted	$2.27	$1.90	$6.80	$4.96

Weighted average common shares outstanding:
Basic	31,643	31,331	31,583	31,195

Diluted	31,846	31,832	31,881	31,772

Comprehensive income	$73,260	$59,792	$217,232	$157,556

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30
	2012	2011
Operating activities
Net income	$216,647	$157,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,989	55,740
Deferred income tax provision (benefit)	(5,792)	11,470
Loss on disposal of assets	4,124	4,316
Bad debt allowance	906	29
Stock-based compensation expense	52,252	32,621
Excess tax benefit on stock-based compensation	(74,576)	(38,483)
Other	367	2,476
Changes in operating assets and liabilities:
Accounts receivable	(7,059)	(136)
Inventory	(1,047)	(1,670)
Prepaid expenses and other current assets	(3,243)	(6,669)
Other assets	(10,867)	9
Accounts payable	8,368	6,738
Accrued liabilities	(12,626)	(12,893)
Income tax payable/receivable	44,137	64,966
Deferred rent	16,834	12,940
Other long-term liabilities	3,523	1,943

Net cash provided by operating activities	293,937	290,869

Investing activities
Purchases of leasehold improvements, property and equipment	(137,505)	(92,867)
Acquisition of interests in equity method investment	—	(586)
Purchases of investments	(128,870)	(99,702)
Maturities of investments	—	90,007

Net cash used in investing activities	(266,375)	(103,148)

Financing activities
Acquisition of treasury stock	(82,561)	(41,810)
Proceeds from employee stock plans	249	535
Excess tax benefit on stock-based compensation	74,576	38,483
Payments on deemed landlord financing	(99)	(89)

Net cash used in financing activities	(7,835)	(2,881)

Effect of exchange rate changes on cash and cash equivalents	179	197
Net change in cash and cash equivalents	19,906	185,037
Cash and cash equivalents at beginning of period	401,243	224,838

Cash and cash equivalents at end of period	$421,149	$409,875

Supplemental disclosures of non-cash information
Increase in purchases of leasehold improvements, property and equipment accrued in accounts payable	$10,331	$8,569

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has four restaurants in Toronto, Canada, five in London, England, and one in Paris, France. As of September 30, 2012, the Company operated 1,350 restaurants, including one ShopHouse Southeast Asian Kitchen. The Company manages its operations based on six regions and has aggregated its operations to one reportable segment.

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

2. Adoption of New Accounting Principles

Effective January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” The adoption of ASU 2011-05 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

Effective October 1, 2012, the Company adopted ASU No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies how entities test indefinite-lived intangible assets for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The adoption of ASU 2012-02 did not have a significant impact on the Company’s consolidated financial position or results of operations.

3. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments, all of which are classified as held-to-maturity, are carried at amortized cost, which approximates fair value. Investments consist of U.S. treasury notes and CDARS, certificates of deposit placed through an account registry service, with maturities up to approximately two and a half years. Fair market value of U.S. treasury notes is measured using level 1 inputs (quoted prices for identical assets in active markets) and fair market value of CDARS is measured based on level 2 inputs (quoted prices for identical assets in markets that are not active). The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan, as described in Note 4 below. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $9,518 as of September 30, 2012.

4. Employee Benefit Plans

The Company maintains the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. Prior to the first quarter of 2012, the Deferred Plan was unfunded, with all earnings and losses recorded in general and administrative expenses in the consolidated statement of income. Total liabilities under the Deferred Plan as of September 30, 2012 and December 31, 2011 were $9,518 and $6,802, respectively, and are included in other long-term liabilities in the consolidated balance sheet.

During the first quarter of 2012, the Company elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes.

The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the Deferred Plan liability. The Company recorded $242 and $151 of unrealized gains on investments held in the rabbi trust during three and nine months ended September 30, 2012.

5. Shareholders’ Equity

During the first nine months of 2012, the Company purchased shares of common stock under Board authorized share repurchase programs. The shares may be purchased from time to time in open market transactions, subject to market conditions. The Company repurchased 212 shares for $71,863 during the nine months ended September 30, 2012. The cumulative shares repurchased under authorized programs as of September 30, 2012 are 3,250 for a total cost of $365,572. As of September 30, 2012, $34,698 was available to repurchase shares under the current repurchase authorization. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

On October 18, 2012, the Company announced that its Board of Directors authorized up to an additional $100 million to repurchase shares of common stock.

During the first nine months of 2012, shares of common stock were netted and surrendered as payment for applicable tax withholding obligations in connection with the vesting of outstanding restricted stock units. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. In the first nine months of 2012, the Company repurchased 28 shares for a total cost of $10,698.

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

Total stock-based compensation expense was $15,039 and $53,844 ($9,171 and $32,834 net of tax) for the three and nine months ended September 30, 2012, respectively, and was $11,025 and $33,804 ($6,723 and $20,614 net of tax) for the three and nine months ended September 30, 2011, respectively. During the first quarter of 2012, the Company increased its estimate of the number of non-vested stock awards subject to performance conditions that it expects will vest, which resulted in a cumulative adjustment to expense of $5,578 ($3,401 net of tax and $0.11 to basic and diluted earnings per share). A portion of stock-based compensation totaling $464 and $1,592 for the three and nine months ended September 30, 2012, and $382 and $1,183 for the three and nine months ended September 30, 2011, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the nine months ended September 30, 2012, 584 options or SOSARs were exercised, 46 options or SOSARs were forfeited, and 83 non-vested stock awards vested.

7. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SOSARs and non-vested stock awards (collectively “stock awards”). For the three and nine months ended September 30, 2012, 413 and 345 stock awards, were excluded from the calculation of diluted EPS and for the three and nine months ended September 30, 2011, 347 and 320 stock awards, were excluded from the calculation of diluted EPS because they were anti-dilutive. In addition, 492 and 467 stock awards for the three and nine months ended September 30, 2012, and 246 and 217 stock awards for the three and nine months ended September 30, 2011, were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Net income	$72,300	$60,433	$216,647	$157,472
Shares:
Weighted average number of common shares outstanding	31,643	31,331	31,583	31,195
Dilutive stock awards	203	501	298	577

Diluted weighted average number of common shares outstanding	31,846	31,832	31,881	31,772

Basic earnings per share	$2.28	$1.93	$6.86	$5.05

Diluted earnings per share	$2.27	$1.90	$6.80	$4.96

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

In the individual Antoninetti action, the district court entered a ruling in which it found that although the Company’s counter height violated the ADA, the Company provided the plaintiff with an equivalent facilitation, and awarded attorney’s fees and minimal damages to the plaintiff. The Company and the plaintiff appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit, and on July 26, 2010, the appeals court entered a ruling finding that the Company violated the ADA and did not provide the plaintiff with an equivalent facilitation, and remanded the case to the district court. On March 21, 2012, the district court reaffirmed its original award of minimal damages to the plaintiff and denied further injunctive relief. On July 18, 2012, the district court ordered a final judgment awarding the plaintiff a portion of the attorney’s fees and costs originally sought, which concludes the individual action.

In the purported class action cases, on August 28, 2012, the district court denied the plaintiffs’ motion for class certification. As a result, each plaintiff may only pursue claims against the Company in those cases on an individual basis. The plaintiff has filed a motion for reconsideration of the decision on class certification.

The Company lowered the height of its serving line walls throughout California some time ago, which makes injunctive relief in these cases moot, and have the lower serving line walls in a significant majority of the Company’s restaurants outside of California as well. The Company will continue to vigorously defend the ongoing class action cases. Due to the possibility of further appeals and the uncertainties of litigation, it is not possible at this time to reasonably estimate any additional potential liability from those cases.

Notices of Inspection of Work Authorization Documents

Following an inspection during 2010 by the U.S. Department of Homeland Security, or DHS, of the work authorization documents of the Company’s restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS, or ICE, issued to the Company a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding the Company’s review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. The Company approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, the Company was also requested by DHS to provide the work authorization documents of restaurant employees in the District of Columbia and Virginia, and the Company provided the requested documents in January 2011. The Company has received additional requests for work authorization documents covering a small number of individual restaurants as well, and ICE’s investigation remains ongoing. In April 2011, the Company also received notice from the office of the U.S. Attorney for the District of Columbia that it is conducting an investigation into these matters through its criminal division. The operating hours of the Company’s Minnesota, D.C. and Virginia restaurants have been uninterrupted by these developments, and the Company believes its practices with regard to the work authorization of its employees, including the review and retention of work authorization documents, are in compliance with applicable law. However, the termination of large numbers of employees in a short period of time does disrupt restaurant operations and results in a temporary increase in labor costs as new employees are trained.

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

Shareholder Derivative Actions

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

On September 21, 2012, Joanne Nelson filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of the Company’s Board of Directors and the Company’s Chief Financial Officer breached their fiduciary duties, caused waste of corporate assets, and were unjustly enriched in connection with employee work authorization compliance matters, as well as in connection with the Company’s alleged failure to disclose material information about the Company’s business results and prospects, and in connection with compensation paid to some of the Company’s officers. The complaint purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports, regarding the matters described above. The Company intends to defend the case vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

On October 4, 2012, Francis Schmitz filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of the Company’s Board of Directors and the Company’s Chief Financial Officer breached their fiduciary duties in connection with employee work authorization compliance matters, as well as in connection with the Company’s alleged failure to disclose material information about the Company’s business results and prospects. The complaint purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records, regarding the matters described above. The Company intends to defend the case vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

Shareholder Class Actions

On August 16, 2012, City of Dania Beach Police & Firefighters Retirement System filed a complaint in the U.S. District Court for the District of Colorado on behalf of a purported class of purchasers of shares of the Company’s common stock between February 1, 2012 and July 19, 2012. On August 17, 2012, Sonia Kim filed a complaint in the U.S. District Court for the District of Colorado that was otherwise identical to the City of Dania Beach Police & Firefighters complaint. The complaints purport to state claims against the Company, each of its co-Chief Executive Officers and its Chief Financial Officer under Sections 10(b) and 20(a) of the Exchange Act and related rules and regulations, based on the Company’s alleged failure during the claimed class period to disclose material information about the Company’s business results and prospects. The complaints assert that those failures and related public statements were false and misleading and that, as a result, the market price of the Company’s stock was artificially inflated during the claimed class period. The complaints seek damages on behalf of the purported class in an unspecified amount, interest, an award of reasonable costs and attorneys’ fees, and injunctive relief. The Company intends to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from the cases.

Miscellaneous

In 2007, a lawsuit was filed against the Company in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to its employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of the Company’s present and former employees. The trial court granted the Company’s motion to deny certification of the purported class, and the California Court of Appeal affirmed that decision. The California Supreme Court subsequently vacated the initial Court of Appeal decision and remanded the case back to the Court of Appeal for reconsideration in light of the California Supreme Court’s decision in Brinker Restaurant Corp. v. Superior Court. The Court of Appeal then re-affirmed its initial decision denying class certification, and the plaintiff has petitioned to the California Supreme Court for reconsideration. Due to the pending petition for reconsideration and the uncertainties of litigation, it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, this case.

The Company is involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of the number and type of restaurants we intend to open, potential changes in comparable restaurant sales as well as food and other costs, discussion of possible stock repurchases, and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1.A of this report.

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

2012 Highlights

Restaurant Development. As of September 30, 2012, we had 1,350 restaurants, of which 1,340 were located throughout the United States, four in Toronto, Canada, five in London, England, and one in Paris, France. Our restaurants include one ShopHouse Southeast Asian Kitchen, our new concept serving Asian inspired cuisine. New restaurants have contributed substantially to our revenue growth. We opened 123 restaurants during the nine months ended September 30, 2012, and expect to open at or above the high end of the previously announced range of 155 to 165 expected new restaurant openings in 2012. We expect to open 165 to 180 restaurants in 2013, including introducing ShopHouse in the Los Angeles area.

Sales Growth. Average restaurant sales were $2.119 million as of September 30, 2012. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increased 8.3% for the first nine months of 2012, and 4.8% for the third quarter of 2012. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation.

Comparable restaurant sales increases in the first nine months of 2012 were driven primarily by an increase in customer visits as well as the impact of menu price increases. Menu price increases benefitted comparable restaurant sales by 3.5% for the first nine months of 2012, and 1.2% for the third quarter of 2012. We implemented menu price increases in our Pacific region during the first quarter of both 2012 and 2011, and in our remaining regions during the summer of 2011, and as a result, we anticipate the benefit associated with menu price increases will decrease in the last quarter of 2012 to be less than 1.0%. We do not expect additional menu price increases during 2012. Taking into account the loss of the benefit of menu price increases and our recent transaction trends, as well as ongoing consumer and economic uncertainty, we continue to expect our full year comparable restaurant sales increases in 2012 to be in the mid-single digits, and we expect 2013 comparable restaurant sales to be flat or low single digit increases.

Food With Integrity. We generally serve only naturally raised meats in all of our restaurants. We define naturally raised as coming from animals that are never given antibiotics or added hormones and that are raised responsibly—that is, in accordance with our animal welfare standards. Continuing to serve naturally raised meats in all of our restaurants is one of our primary goals, but we have and will continue to face challenges in doing so. Some of our restaurants have served conventionally raised beef for short periods during 2012, and more of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints. When we become aware that one or more of our restaurants will serve commodity meat, we clearly disclose on signage in each affected restaurant that it is temporarily serving commodity meat and which of the meats is affected, so that customers can avoid commodity meats if they choose to do so.

In addition to serving naturally raised meats, a portion of some of the produce items we serve is organically grown, or sourced locally when in season (by which we mean within 350 miles of our restaurant), and portions of the beans we serve are organically grown or grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. We also serve sour cream and cheese made from milk that comes from cows that are not given rBGH. As of the end of the third quarter of 2012, milk used to make much of our sour cream and cheese is sourced from dairies that provide an even higher standard of animal welfare by providing pasture access for their cows. We will continue to search for ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

Our food costs decreased as a percentage of revenue during the first nine months of 2012 as compared to 2011 as a result of the impact of menu price increases and relief in avocado prices, partially offset by inflationary pressures on many of our ingredients, particularly chicken and beef, as well as the impact of purchasing more naturally raised meats. We expect that food cost inflation will persist for the remainder of 2012 and will continue into 2013 and that our food costs as a percent of revenue will increase.

Stock Repurchase. In accordance with stock repurchases authorized by our Board of Directors we purchased stock with an aggregate total repurchase price of $71.9 million during the first nine months of 2012. As of September 30, 2012, $34.7 million was available to repurchase shares under the current repurchase authorization. On October 18, 2012, we announced that our Board of Directors has authorized the expenditure of up to an additional $100 million to repurchase additional shares of our common stock. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreements and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended September 30		For the nine months ended September 30
	2012	2011	2012	2011
Beginning of period	1,316	1,131	1,230	1,084
Openings	36	32	123	83
Relocations	(2)	—	(3)	(4)

Total restaurants at end of period	1,350	1,163	1,350	1,163

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended September 30%			For the nine months ended September 30%
	2012	2011	increase	2012	2011	increase
	(dollars in millions)
Revenue	$700.5	$591.9	18.4%	$2,032.1	$1,672.8	21.5%
Average restaurant sales	$2.119	$1.973	7.4%	$2.119	$1.973	7.4%
Comparable restaurant sales increases	4.8%	11.3%		8.3%	11.2%
Number of restaurants as of the end of the period	1,350	1,163	16.1%	1,350	1,163	16.1%
Number of restaurants opened in the period	36	32		123	83

The significant factors contributing to our increase in revenue for the three and nine months ended September 30, 2012 were restaurant openings and comparable restaurant sales increases. Revenue for the three and nine months ended September 30, 2012 for restaurants not in the comparable restaurant base contributed $81.1 million and $223.5 million of the increase in sales, respectively, of which $43.4 million and $70.8 million was attributable to restaurants opened in 2012. Comparable restaurant sales increases contributed to $27.5 million of the increase in sales for the third quarter of 2012, and $135.2 million of the increase in sales for the first nine months of 2012. Comparable restaurant sales growth was due to increases in customer visits, as well as the impact of menu price increases.

Food, Beverage and Packaging Costs

	For the three months ended September 30%			For the nine months ended September 30%
	2012	2011	increase	2012	2011	increase
	(dollars in millions)
Food, beverage and packaging	$228.6	$195.8	16.7%	$656.7	$546.8	20.1%
As a percentage of revenue	32.6%	33.1%		32.3%	32.7%

Food, beverage and packaging costs decreased as a percentage of revenue for the three and nine months ended September 30, 2012 due to relief in avocado prices and the impact of menu price increases. This decrease was partially offset by inflation on many of our food items, including chicken and beef, as well as the impact of purchasing more naturally raised meats. We expect that food cost inflation will persist for the remainder of 2012 and will continue into 2013 and that our food costs as a percent of revenue will increase.

Labor Costs

	For the three months ended September 30%			For the nine months ended September 30%
	2012	2011	increase	2012	2011	increase
	(dollars in millions)
Labor costs	$162.7	$138.0	17.8%	$474.5	$401.0	18.3%
As a percentage of revenue	23.2%	23.3%		23.4%	24.0%

Labor costs as a percentage of revenue decreased in the three and nine months ended September 30, 2012 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases.

Occupancy Costs

	For the three months ended September 30%			For the nine months ended September 30%
	2012	2011	increase	2012	2011	increase
	(dollars in millions)
Occupancy costs	$43.8	$37.1	17.9%	$126.0	$108.6	16.0%
As a percentage of revenue	6.2%	6.3%		6.2%	6.5%

Occupancy costs decreased as a percentage of revenue in the three and nine months ended September 30, 2012 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended September 30%			For the nine months ended September 30%
	2012	2011	increase	2012	2011	increase
	(dollars in millions)
Other operating costs	$73.7	$63.2	16.7%	$206.3	$182.8	12.9%
As a percentage of revenue	10.5%	10.7%		10.2%	10.9%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs decreased as a percentage of revenue in the three months ended September 30, 2012 due primarily to the benefit of higher average restaurant sales on a partially fixed-cost base, partially offset by higher marketing and promotion spend in the third quarter of 2012. We expect to increase marketing and promotional spend during the fourth of 2012, resulting in greater other operating costs as a percentage of revenue for the remainder of 2012.

Other operating costs decreased as a percentage of revenue in the nine months ended September 30, 2012 due primarily to lower marketing and promotional spend and the benefit of higher average restaurant sales on a partially fixed-cost base.

General and Administrative Expenses

	For the three months ended September 30%			For the nine months ended September 30%
	2012	2011	increase	2012	2011	increase
	(dollars in millions)
General and administrative expense	$48.6	$37.3	30.5%	$140.2	$111.4	25.8%
As a percentage of revenue	6.9%	6.3%		6.9%	6.7%

The increase in general and administrative expenses in dollar terms in the three months ended September 30, 2012 primarily resulted from our biennial All Managers’ Conference which we held during the quarter; an increase in non-cash stock-based compensation expense due to awards granted in 2012 with a higher stock price on the date of grant; a gain in the third quarter of 2011 from our deferred compensation plan; and losses resulting from general contractor insolvencies during the third quarter of 2012.

The increase in general and administrative expenses in dollar terms in the nine months ended September 30, 2012 primarily resulted from an increase in non-cash stock-based compensation expense due to awards granted in 2012 with a higher stock price on the date of grant and additional expense related to non-vested stock awards subject to performance conditions, as well as costs from our All Managers’ Conference.

Depreciation and Amortization

	For the three months ended September 30%			For the nine months ended September 30%
	2012	2011	increase	2012	2011	increase
	(dollars in millions)
Depreciation and amortization	$21.4	$18.7	14.0%	$62.0	$55.7	11.2%
As a percentage of revenue	3.0%	3.2%		3.1%	3.3%

Depreciation and amortization decreased as a percentage of revenue in the three and nine months ended September 30, 2012 as a result of the benefit of higher average restaurant sales on a partially fixed-cost base. The increase in depreciation and amortization in dollar terms during the three and nine months ended September 30, 2012 was primarily due to restaurants opened in 2012 and 2011.

Interest and Other Income (Expense)

	For the three months ended September 30%			For the nine months ended September 30%
	2012	2011	increase	2012	2011	increase
	(dollars in millions)
Interest and other income (expense), net	$0.5	$0.4	*	$1.4	$(1.3)	*

*	-not meaningful

Interest and other income (expense) changed in the nine months ended September 30, 2012 primarily due to a loss recognized in the second quarter of 2011 on an investment.

Provision for Income Taxes

	For the three months ended September 30%			For the nine months ended September 30%
	2012	2011	increase	2012	2011	increase
	(dollars in millions)
Provision for income taxes	$45.9	$38.0	20.7%	$138.4	$98.0	41.3%
Effective tax rate	38.8%	38.6%		39.0%	38.3%

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $732.9 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of September 30, 2012 we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We’re exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2012, we had $444.3 million in investments and interest-bearing cash accounts, including an insurance related restricted trust account classified in other assets, and $281.4 million in FDIC insured accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.34%.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2012 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In the individual Antoninetti action, the district court entered a ruling in which it found that although our counter height violated the ADA, we provided the plaintiff with an equivalent facilitation, and awarded attorney’s fees and minimal damages to the plaintiff. We and the plaintiff appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit, and on July 26, 2010, the appeals court entered a ruling finding that we violated the ADA and did not provide the plaintiff with an equivalent facilitation, and remanded the case to the district court. On March 21, 2012, the district court reaffirmed its original award of minimal damages to the plaintiff and denied further injunctive relief. On July 18, 2012, the district court ordered a final judgment awarding the plaintiff a portion of the attorney’s fees and costs originally sought, which concludes the individual action.

In the purported class action cases, on August 28, 2012, the district court denied the plaintiffs’ motion for class certification. As a result, each plaintiff may only pursue claims against us in those cases on an individual basis. The plaintiff has filed a motion for reconsideration of the decision on class certification.

We lowered the height of our serving line walls throughout California some time ago, which makes injunctive relief in these cases moot, and have the lower serving line walls in a significant majority of our restaurants outside of California as well. We will continue to vigorously defend the ongoing class action cases. Due to the possibility of further appeals and the uncertainties of litigation, it is not possible at this time to reasonably estimate any additional potential liability from those cases.

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

Shareholder Derivative Actions

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

On September 21, 2012, Joanne Nelson filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of our Board of Directors and our Chief Financial Officer breached their fiduciary duties, caused waste of corporate assets, and were unjustly enriched in connection with employee work authorization compliance matters, as well as in connection with our alleged failure to disclose material information about our business results and prospects, and in connection with compensation paid to some of our officers. The complaint purports to state a claim for damages on behalf of Chipotle, and is based on statements in our SEC filings and related public disclosures, as well as media reports, regarding the matters described above. We intend to defend the case vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

On October 4, 2012, Francis Schmitz filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of our Board of Directors and our Chief Financial Officer breached their fiduciary duties in connection with employee work authorization compliance matters, as well as in connection with our alleged failure to disclose material information about our business results and prospects. The complaint purports to state a claim for damages on behalf of Chipotle, and is based on statements in our SEC filings and related public disclosures, as well as media reports and company records, regarding the matters described above. We intend to defend the case vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from this case.

Shareholder Class Actions

On August 16, 2012, City of Dania Beach Police & Firefighters Retirement System filed a complaint in the U.S. District Court for the District of Colorado on behalf of a purported class of purchasers of shares of our common stock between February 1, 2012 and July 19, 2012. On August 17, 2012, Sonia Kim filed a complaint in the U.S. District Court for the District of Colorado that was otherwise identical to the City of Dania Beach Police & Firefighters complaint. The complaints purport to state claims against Chipotle, each of our co-Chief Executive Officers and our Chief Financial Officer under Sections 10(b) and 20(a) of the Exchange Act and related rules and regulations, based on our alleged failure during the claimed class period to disclose material information about our business results and prospects. The complaints assert that those failures and related public statements were false and misleading and that, as a result, the market price of our stock was artificially inflated during the claimed class period. The complaints seek damages on behalf of the purported class in an unspecified amount, interest, an award of reasonable costs and attorneys’ fees, and injunctive relief. We intend to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from the cases.

Miscellaneous

In 2007, a lawsuit was filed against us in California alleging violations of state laws regarding employee record-keeping, meal and rest breaks, payment of overtime and related practices with respect to our employees. The case originally sought damages, penalties and attorney’s fees on behalf of a purported class of our present and former employees. The trial court granted our motion to deny certification of the purported class, and the California Court of Appeal affirmed that decision. The California Supreme Court subsequently vacated the initial Court of Appeal decision and remanded the case back to the Court of Appeal for reconsideration in light of the California Supreme Court’s decision in Brinker Restaurant Corp. v. Superior Court. The Court of Appeal then re-affirmed its initial decision denying class certification, and the plaintiff has petitioned to the California Supreme Court for reconsideration. Due to the pending petition for reconsideration and the uncertainties of litigation, it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, this case.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July	20,389	$326.96	20,389	$70,991,095
Purchased 7/1 through 7/31
August	50,500	$293.79	50,500	$56,154,524
Purchased 8/1 through 8/31
September	67,000	$320.24	67,000	$34,698,115
Purchased 9/1 through 9/30
Total	137,889	$311.55	137,889	$34,698,115

(1)	All shares were purchased in open-market transactions under an agreement with a broker intended to comply with Exchange Act Rule 10b5-1(c).
(2)	Shares were repurchased pursuant to a repurchase program announced on February 1, 2012. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. This column does not include an additional $100 million in authorized repurchases announced on October 18, 2012. Authorization of the continuing repurchase program may be modified, suspended, or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer
(principal financial officer and duly authorized signatory for the registrant)

Date: October 18, 2012

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Common Stock.*

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012; and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).