Form 10-K
period 2012-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2013-02-08
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2012, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $6.01 billion, based on the closing price of the registrant’s common stock on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 1, 2013, there were 31,031,972 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2013 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

PART I

ITEM 1.	BUSINESS

General

Chipotle Mexican Grill, Inc. and its subsidiaries (“Chipotle”, the “Company”, or “we”) operate Chipotle Mexican Grill restaurants, which serve a focused menu of burritos, tacos, burrito bowls (a burrito without the tortilla) and salads, made using fresh ingredients. As of December 31, 2012, we operated 1,410 restaurants, including Chipotle restaurants throughout the United States, as well as five in Canada, five in London, England, and one in Paris, France, and also one ShopHouse Southeast Asian Kitchen, a restaurant in Washington, D.C. serving Asian-inspired cuisine. We focus on trying to find the highest quality ingredients we can to make great tasting food; on recruiting and retaining top performing people to ensure that the restaurant experience we provide is exceptional; on building restaurants that are operationally efficient and aesthetically pleasing; and on doing all of this with increasing awareness and respect for the environment. We have grown substantially over the past five years, and expect to open between 165 and 180 additional restaurants in 2013.

Our vision is to change the way people think about and eat fast food. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine-dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and a distinctive interior design and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Our approach is also guided by our belief in an idea we call “Food With Integrity.” Our objective is to find the highest quality ingredients we can—ingredients that are grown or raised with respect for the environment, animals and people who grow or raise the food.

We manage our operations and restaurants based on six regions that aggregate into one reportable segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2012, 2011, and 2010, and our total assets as of December 31, 2012 and 2011, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data.” Substantially all of our revenues are generated and assets are located in the U.S.

Our Menu and Food Preparation

Food With Integrity. Serving high quality food while still charging reasonable prices is critical to our vision to change the way people think about and eat fast food. As part of our Food With Integrity philosophy, we believe that purchasing fresh ingredients and preparing them by hand are not enough, so we spend time on farms and in the field to understand where our food comes from and how it is raised. Because our menu is so focused, we can concentrate on the sources of each ingredient, and this has become a cornerstone of our continuous effort to improve our food.

In all of our restaurants, we endeavor to serve only meats that were raised without the use of subtherapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. One of our primary goals is for all of our restaurants to continue serving meats raised to meet our standards, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised beef for short periods during 2012 and the beginning of 2013, and more of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant so that customers can avoid those meats if they choose to do so.

In the past we referred to meat raised in accordance with our criteria as “naturally raised,” but we are moving away from that terminology and instead have begun to use the Responsibly Raised brand to differentiate our meat and other ingredients. We think the Responsibly Raised brand helps to better distinguish our ingredients from other products labeled as “naturally raised.”

We’re also investigating the use of more sustainably grown produce, meaning produce grown by suppliers who we believe respect the environment and their employees. A portion of some of the produce items we serve is organically grown, or sourced locally while in season (by which we mean grown within 350 miles of the restaurant). A portion of our beans is organically grown and a portion is sustainably grown using conservation tillage methods that improve soil conditions, reduce erosion, and help preserve the environment in which the beans are grown. Our commitment to Food With Integrity extends to the dairy products we serve as well. The sour cream and cheese we buy is made with milk that comes from cows that are not given rBGH (recombinant bovine growth hormone). Also, milk used to make much of our cheese and some of our sour cream is sourced from dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows.

We do, however, face challenges associated with pursuing Food With Integrity. There are higher costs and other risks associated with purchasing ingredients grown or raised with an emphasis on quality, sustainability and other responsible practices. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed subtherapeutic antibiotics and for cattle that are not given growth hormones. Crops grown organically or using other responsible practices can take longer to grow and crop yields can be lower. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria for meat, dairy and produce ingredients. Given the costs associated with what we believe are responsible farming practices, and recently due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. However, we believe that in addition to seeking great tasting and nutritious food, consumers are increasingly concerned about where their food comes from and how it is raised. And we believe that as consumers become more educated about better animal welfare and farming practices as well as social accountability, they will foster greater demand for sustainably grown foods in the long term. We believe that increased demand over the long term for the types of meat and produce items we strive to serve will continue to attract the interest and capital investment of larger farms and suppliers. We also understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing Food With Integrity with our desire to provide great food at reasonable prices. If we are able to continue growing while focusing on Food With Integrity our sourcing flexibility should improve over time, though we expect that most of these ingredients and other raw materials will remain more expensive than conventionally raised, commodity-priced equivalents.

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

Food Served Fast … So That Customers Can Enjoy It Slowly. Our employees spend hours preparing our food on-site, but each customer order can be ready in seconds. Customers select exactly what they want and how they want it by speaking directly to the employees that prepared the food and are assembling the order. While we think that our customers return because of the great-tasting food, we also think that they like getting food served fast without having a “fast-food” experience, even when they’re not in a hurry. And while our restaurants often have lines, we try to serve customers as quickly as possible. We’ve even been able to serve more than 300 customers an hour at some locations. The natural flow of our restaurant layout, including the floor plan and the design of our serving line, are designed to make the food ordering process intuitive and, we believe, more efficient. And we constantly strive to improve the speed of service in all of our restaurants, so that we can accommodate more customers and larger orders without disrupting restaurant traffic. For instance, our restaurants accept orders by fax, online or through an iPhone ordering application in order to provide a more convenient experience by allowing customers to avoid standing in line. By emphasizing speed of service without compromising the genuine interactions between our customers and our crews, and by continually making improvements to our restaurants, we believe that we can provide a high quality experience to more and more customers.

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

Restaurant Management and Operations

Culture of Top Performers. In addition to our focus on the food we serve, we have a similarly focused people culture with an emphasis on identifying, hiring and empowering top performing employees. We are committed to creating a performance based culture that leads to the best restaurant experience possible for our employees and our customers. The foundation of that culture starts with hiring the best people in our restaurants. We make an effort to hire employees who share a passion for food and who will operate our restaurants in a way that is consistent with our high standards, yet allows each of their unique personalities and strengths to contribute to our success. We believe we provide attractive career opportunities to crew and managers who are committed to work hard, provide great customer service and have the ability to lead and empower a team of top performers. We provide hands on, shoulder-to-shoulder training to develop the full potential of our restaurant employees. We are committed to developing our people and promoting from within, with about 96% of salaried management and almost 99% of hourly management coming from internal promotions. Our best general managers, who run great restaurants and develop strong, empowered restaurant teams, are promoted to Restaurateur and in that role can earn bonuses for developing people. We’ve leveraged our outstanding Restaurateurs’ leadership by giving many Restaurateurs responsibility for mentoring one or more nearby restaurants. This provides an opportunity for Restaurateurs to develop field leadership roles one restaurant at a time. Restaurateurs who have shown they can successfully run four restaurants by developing teams of all top performers (including at least one Restaurateur), thereby creating a culture of high standards, constant improvement and empowerment in each of their restaurants, can be promoted to apprentice team leaders.

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

The Front Line is Key. Our restaurant and kitchen designs intentionally place crew members up front with customers to reinforce our focus on service, and our open kitchen design allows customers to see that we prepare our food fresh, each and every day. All of our restaurant employees are encouraged to interact with customers no matter their job, whether preparing food or serving customers during our busiest period. We focus on attracting and retaining people who can deliver that experience for each customer “one burrito at a time.” We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way. We believe our focus on creating a positive and interactive experience helps build loyalty and enthusiasm for our brand among general managers, crew members and customers alike.

The Basics. Each restaurant typically has a general manager (a position we’ve characterized as the most important in the company), an apprentice manager (in about three-quarters of our restaurants), one or two hourly service managers, one or two hourly kitchen managers and an average of 21 full and part-time crew members. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We tend to have more employees in our busier restaurants. We cross-train our people so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our general managers and crew members to welcome and interact with customers throughout the day. In addition to the employees serving our customers at each restaurant, we also have a field support system that includes apprentice team leaders, team leaders or area managers, team directors, executive team directors or regional directors, and restaurant support officers.

Supply Chain

Close Relationships with Suppliers. Maintaining the high levels of quality we expect in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our distribution centers purchase from various suppliers we carefully select based on quality and their understanding of our mission, and we seek to develop mutually beneficial long-term relationships with suppliers. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility and supply shortages, and we follow industry news, trade issues, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas) are purchased from a small number of suppliers.

We generally do not purchase raw materials directly from farmers or other suppliers, but have selected and approved suppliers from whom ingredients are purchased for our restaurants. Distribution centers purchase ingredients and other supplies from suppliers we select and approve based on our quality specifications, and purchase within the pricing guidelines and protocols we have established with the suppliers.

Distribution Arrangements. Ingredients and other supplies are delivered to our restaurants from 23 independently owned and operated regional distribution centers.

Marketing

Our marketing has always been based on the belief that the best and most recognizable brands aren’t built through advertising or promotional campaigns alone, but rather through all of the ways people experience the brand. So we pay close attention to all of these details, looking to keep our communications closely aligned with the ways our customers experience Chipotle. Our advertising and promotional programs, in-store communications, and other design elements all help to communicate something about what makes Chipotle different from other fast food companies. Whether it’s engaging with our company via social media, participating in our local events or simply eating a burrito at one of our restaurants, each interaction with a customer affords us an important opportunity to build our brand.

Our advertising has generally included print, outdoor, transit and radio ads, but we are also incorporating online advertising into the mix, and adding strategic promotions that demonstrate how Chipotle is different than other restaurant concepts, or that connect us to like-minded individuals or organizations. Beyond these traditional means, we are exploring new avenues of branded and unbranded content aimed at educating consumers about issues that are important to us, and explaining why we are working to drive positive change in the nation’s food supply. In addition, we continue to generate considerable media coverage, with scores of publications writing favorably about our food, restaurant concept and business, and our food, restaurants and company have been featured in a number of television programs.

We also recognize the need for our marketing to evolve, much as we have evolved our food culture and our unique people culture. To this end, we have been testing more “owned media,” including new video and music programs, and a more visible event strategy that includes the expansion of our “Cultivate” festivals of food, music and ideas, and participation in relevant events in markets around the country. Many of these newer programs allow us to tell our story with more nuance than is afforded by traditional advertising, and help forge stronger emotional connections with our customers. We are also increasing our use of digital, mobile, and social media to our overall marketing mix, giving customers greater opportunity to access Chipotle in ways that are convenient for them, and broadening our ability to engage with our customers individually. Through our first ever customer loyalty program, the “Farm Team,” we are inviting our most loyal and passionate customers to join a program that educates them about many of the things that make Chipotle special, and rewards them for expanding and sharing their knowledge of our company.

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

Competition

We compete with national and regional fast-casual, quick-service and casual dining restaurants. Our competition also includes a variety of locally owned restaurants and the deli sections and in-store cafés of several major grocery store chains. The number, size and strength of competitors vary by region, market and even restaurant. Competitors to our restaurants compete based on a number of factors, including taste, quality, speed of service, price and value, name recognition, location, menu variety, customer service and the ambience and condition of the competitor. Unlike us, a number of our competitors grow through franchising.

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

Restaurant Site Selection

We believe that site selection is critical to our success and thus we devote substantial time and effort to evaluating each potential location. Our site selection process includes the use of external real estate brokers with expertise in specific markets, taking direction from our internal team of real estate managers. Locations proposed by real estate managers are reviewed on site by a team of development management and often leaders from operations as part of a formal site ride, as well as in a written real estate package. We study the surrounding trade area, demographic and business information within that area, and available information on competitors. Based on this analysis, including utilization of predictive modeling using proprietary formulas, we determine projected sales and targeted return on investment. We have been successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, in regional malls and downtown business districts, free-standing buildings, and even an airport location. Our new restaurant development activity has broadened recently to incorporate trade areas or restaurant sites in which we have little or no prior experience, including smaller or more economically mixed communities, highway sites, outlet centers, and restaurants in airports, food courts, or on military sites.

ShopHouse Southeast Asian Kitchen

We believe that the fundamental principles on which our restaurants are based—finding the very best sustainably raised ingredients, prepared and cooked using classical methods in front of the customer, and served in an interactive format by special people dedicated to providing a great dining experience—can be adapted to cuisines other than the food we serve at Chipotle. In order to see how our model works when we use different ingredients and a different style of food, we opened our first ShopHouse Southeast Asian Kitchen during 2011. ShopHouse serves a menu that, like at Chipotle, is focused; main dishes consist of rice or noodle bowls made with steak, chicken, meatballs made with pork and chicken, or tofu. Notwithstanding our opening of ShopHouse and our plans in 2013 to open another ShopHouse restaurant in Washington, D.C. and to introduce ShopHouse to the Los Angeles area, our immediate focus will remain on thoughtfully growing the Chipotle brand.

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

Our Intellectual Property and Trademarks

“Chipotle,” “Chipotle Mexican Grill,” “Unburritable,” “Food With Integrity,” “Fresh Is Not Enough, Anymore,” “The Gourmet Restaurant Where You Eat With Your Hands,” “Responsibly Raised,” “ShopHouse” and a number of related designs and logos are U.S. registered trademarks of Chipotle. We have filed trademark applications for a number of other marks in the U.S. In addition to our U.S. registrations, we have registered trademarks for “Chipotle” and a number of other marks in Canada, the European Union and various other countries, and have filed trademark applications for “Chipotle Mexican Grill,” “Chipotle” and a number of other marks in various countries as well.

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

Information Systems

Chipotle uses an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sales local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point-of-sales system is used to authorize, batch and transmit credit card transactions, to record employee time clock information, and to produce a variety of management reports. Select information that is captured from this system is transmitted to the corporate office on a daily basis, which enables management to continually monitor operating results. We believe that our current point-of-sales systems will be an adequate platform to support our continued expansion. See “Risk Factors—General Business Risks—We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer and employee information” below for a discussion of certain risks associated with our point-of-sales systems.

Employees

As of December 31, 2012, we had about 37,310 employees, including about 3,020 salaried employees and about 34,290 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

Available Information

We maintain a website at www.chipotle.com, including an investor relations section at ir.chipotle.com in which we routinely post important information, such as webcasts of quarterly earnings calls and other investor events in which we participate or host, and any related materials. Our Code of Conduct is also available in this section of our website. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites mentioned above are not incorporated into and should not be considered a part of this report. The references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include our projections of the number of restaurants we expect to open in 2013, our expected comparable restaurant sales results during 2013, our expectations for food cost inflation and food costs as a percentage of revenue in 2013, statements about potential menu price increases in 2013, projections of restaurant development costs and other expenses, statements of our intention to open restaurants in one or more specified locations, statements regarding the potential impact of ongoing economic uncertainty on our business, statements about possible repurchases of our common stock, forecasts of marketing and promotional spending as a percentage of revenue in 2013, and our projections of our effective tax rate for 2013. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in this Item 1A. “Risk Factors,” and elsewhere in this report.

When considering forward-looking statements in this report or that we make in other reports or statements, you should keep in mind the cautionary statements in this report and future reports we file with the SEC. New risks and uncertainties arise from time to time, and we cannot predict when they may arise or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or other developments, except as required by applicable laws and regulations.

Risks Related to our Growth Strategy and Future Expansion

Our sales and profit growth could be adversely affected if comparable restaurant sales increases are less than we expect, and we may not successfully increase comparable restaurant sales or they may decrease.

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants beginning in their 13th full month of operations) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. We expect comparable restaurant sales increases in 2013 to be flat or low single digit increases due to difficult comparisons and ongoing consumer and economic uncertainty.

Our ability to increase comparable restaurant sales depends on many factors, including:

•	changes in consumer preferences and discretionary spending, including weaker consumer spending during periods of economic difficulty or uncertainty;

•	consumer understanding and acceptance of the Chipotle experience and perceptions of the Chipotle brand;

•	our ability to increase menu prices without adversely impacting transaction counts to such a degree that the impact from lower transactions equals or exceeds the benefit of the menu price increase;

•	any “trade down” by customers or other reduction in average check in response to price increases, which could reduce or eliminate the benefit of the price increase on comparable restaurant sales;

•

competition, either from our competitors in the restaurant industry, or from our own restaurants in the event customers who frequent one of our restaurants begin to visit one of our new restaurants instead;

•

executing our strategies effectively, including our development strategy, our marketing and branding strategies, our initiatives to increase the speed at which our crew serves each customer, expanded use of fax service lines and online and other electronic ordering, and introductions of catering options and new menu items, each of which we may not be able to accomplish or which may not have the impact we expect;

•

initial sales performance of new restaurants, which is subject to the risks described below under “Our new restaurants, once opened, may not be profitable, and may adversely impact the sales of our existing restaurants”;

•	weather, road construction and other factors limiting access to our restaurants; and

•	changes in government regulation.

As a result of these factors it is possible that we will not achieve our targeted comparable restaurant sales or that the change in comparable restaurant sales could be negative. A number of these factors are beyond our control, and therefore we cannot assure that we will be able to sustain comparable restaurant sales increases.

Beginning in the second quarter of 2012 our comparable restaurant sales increases decelerated, which we attribute in part to decreased consumer spending and economic uncertainty, and the price of our stock declined significantly in the wake of this deceleration, including a decline of nearly 22% on the trading day following our second quarter 2012 earnings release. Any future deceleration in or failure to meet market expectations for our comparable restaurant sales increases would likely result in another decline in the price of our common stock.

Increasing our sales and profitability depends substantially on our ability to open new restaurants, which is subject to many unpredictable factors.

We operated 1,410 restaurants as of December 31, 2012. We plan to increase the number of our restaurants significantly in the next three years, and plan to open between 165 and 180 new restaurants in 2013. However, we have in the past experienced delays in opening some restaurants and that could happen again as a result of any of the following factors:

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

One of our biggest challenges in opening new restaurants is staffing. We seek to hire only top-performing employees and to promote general managers from our crew, which may make it more difficult for us to staff all the restaurants we intend to open. Constraints on our hiring new employees are described further below under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders.”

Another significant challenge is locating and securing an adequate supply of suitable new restaurant sites. Competition for suitable new restaurant sites in our target markets can be intense, and development and leasing costs are increasing, particularly for urban locations. These factors may be exacerbated by any ongoing economic uncertainty, as developers may continue to delay or be unable to finance new projects. Delays or failures in opening new restaurants due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results. Moreover, as we open and operate more restaurants our rate of expansion relative to the size of our restaurant base will decline, which may in turn slow our sales and profitability growth.

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

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new area, higher fixed costs relating to increased labor and other start-up inefficiencies that are typical of new restaurants, and a larger proportion of our recent openings being in higher rent sites than we have historically targeted. It may also be difficult for us to attract a customer base if we are not able to staff our restaurants with employees who perform to our high standards. If we are unable to build the customer base that we expect for new restaurant locations or overcome the higher fixed costs associated with new restaurant locations, new restaurants may not have similar results as our existing restaurants and may not be profitable. We also have lowered the average development cost for new Chipotle restaurants in the U.S. significantly in recent years, from about $916,000 in 2008 to about $800,000 in 2012. In the event we are not able to achieve the average development costs we expect for 2013 or sustain the benefits achieved in prior years, which could result from inflation, project mismanagement or other reasons, our new restaurant locations could also result in decreased profitability. Additionally, our new restaurant development activity has broadened recently to incorporate trade areas or restaurant sites in which we have little or no prior experience, including smaller or more economically mixed communities, highway sites, outlet centers, and restaurants in airports, food courts, or on military sites. The risks relating to building a customer base and managing development and operating costs may be more significant in some or all of these types of trade areas or restaurant sites.

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

Some of our new restaurants are located in or planned for markets where we have little or no operating experience. For instance, over the past three years we’ve opened five restaurants in London and one restaurant in Paris, our first restaurants outside of North America, and during 2013 we plan to open an additional restaurant in London, an additional restaurant in Paris, and our first restaurant in Germany. New markets, particularly outside the U.S., may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may be less successful than restaurants in our existing markets. Consumers in a new market may not be familiar with the Chipotle brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. Due to lower consumer familiarity with the Chipotle brand in new markets, restaurants opened in these markets, particularly outside the U.S., may have lower average restaurant sales than restaurants opened in existing markets. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. In addition, restaurants in new markets may have higher construction, occupancy or operating costs than restaurants in existing markets, and may also have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability. Some or all of these factors may be more pronounced in markets outside the U.S. due to cultural, regulatory or economic differences with which we are not familiar, which may have a particularly adverse impact on our sales or profitability in those markets and could thereby adversely impact our overall results. Our overall results may also be affected by currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar.

ShopHouse Southeast Asian Kitchen may not contribute to our growth.

We believe that the fundamental principles on which Chipotle restaurants are based—finding the very best sustainably raised ingredients, prepared and cooked using classical methods in front of the customer, and served in an interactive format by special people dedicated to providing a great dining experience—can be adapted to cuisines other than the food we serve at Chipotle. In order to see how our model works when we use different ingredients and a different style of food, we opened ShopHouse Southeast Asian Kitchen during 2011. Notwithstanding our opening of ShopHouse and our plans in 2013 to open another ShopHouse restaurant in Washington D.C. and to introduce ShopHouse to the Los Angeles area, our immediate focus will remain on thoughtfully growing the Chipotle brand. As a result, we do not expect ShopHouse to contribute to our growth in a meaningful way for at least the next several years, and we may determine not to move forward with any further expansion of ShopHouse. This might limit our overall growth over the long term.

Our failure to manage our growth effectively could harm our business and operating results.

As described elsewhere in this report, our plans call for a significant number of new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain general managers and crew. We also are continuing to attempt to improve our field management in an effort to develop additional top-performing general managers more quickly. We may not respond quickly enough to the changing demands that our expansion will impose on management, crew and existing infrastructure, and changes to our operating structure may result in increased costs or inefficiencies that we cannot currently anticipate. Changes as we grow may have a negative impact on the operation of our restaurants, and cost increases resulting from our inability to effectively manage our growth could adversely impact our profitability. We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to foster and maintain our corporate culture could also harm our business and operating results.

Risks Related to Operating in the Restaurant Industry

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and soy oil, has increased markedly in some years, resulting in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, increasing our food costs. Food prices for a number of our key ingredients escalated markedly at various points during 2012 and we expect that there will be additional pricing pressures on some of those ingredients, including beef, chicken, pork, cheese and sour cream during 2013. We could also be adversely impacted by price increases specific to meats raised in accordance with our sustainability and responsibility criteria or other food items we buy as part of our Food With Integrity focus, the markets for which are generally smaller and more concentrated than the markets for commodity food products. Weather related issues, such as freezes or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. Any increase in the prices of the ingredients most critical to our menu, such as chicken, beef, cheese, avocados, beans, rice, tomatoes and pork, would adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales.

Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders.

Labor is a primary component of our operating costs, and we believe good managers and crew are a key part of our success. We devote significant resources to recruiting and training our general managers and crew. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Patient Protection and Affordable Care Act (discussed further under

“Regulatory and Legal Risks—Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs—Labor and Employment Regulations.”), as well as competition, increased minimum wage requirements, and any changes in our restaurant staffing structure would adversely impact our operating costs. Our success also depends in part on the energy and skills of our employees and our ability to hire, motivate and keep qualified employees, especially general managers and crew members. As we grow, we believe we will need to promote or hire additional top-performing field leaders to ensure we hire and motivate good managers and crew, and it may be difficult to identify and keep those field leaders. Our failure to find and keep enough employees who are a good fit with our culture could delay planned restaurant openings, result in higher employee turnover or erode our employee and restaurant cultures, any of which could have a material adverse effect on our business and results of operations. Restaurant operators have traditionally experienced relatively high employee turnover rates. Any increase in our turnover rates for managers or crew could be costly.

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. This may subject us to fines or penalties, and we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. For example, following an audit by the Department of Homeland Security of the work authorization documents of our restaurant employees in Minnesota during 2010, we lost approximately 450 employees, resulting in a temporary increase in labor costs and disruption of our operations, including slower throughput, as we trained new employees, as well as some degree of negative publicity. We are currently undergoing a similar audit in Virginia and the District of Columbia, and in April 2011 we received notice from the office of the U.S. Attorney for the District of Columbia that it is conducting an investigation into these matters through its criminal division. See Note 9 “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Termination of a significant number of employees in those or other markets or across our company would disrupt our operations including slowing our throughput, and could also cause additional adverse publicity and temporary increases in our labor costs as we train new employees. Our financial performance may be materially harmed as a result of any of these factors.

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

Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, subject us to liability to affected customers, and could result in negative publicity about us or the restaurant industry that adversely affects our sales. For instance, on a small number of occasions a Chipotle restaurant has been associated with customer illness, and on those occasions our sales have been adversely impacted, at times even in markets beyond those impacted by the illness. The risk of illnesses associated with our food might increase in connection with an expansion of our catering business or other situations in which our food is served in conditions we cannot control. If our customers become ill from food-borne or localized illnesses or attribute an illness to our food, we could be forced to temporarily close some restaurants. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, would adversely impact our restaurant sales and profitability.

In addition, reports linking nationwide or regional outbreaks of food-borne illnesses have caused us to temporarily suspend serving some produce items in our foods or to otherwise alter our menu. Similarly, past outbreaks of E. coli relating to certain food items caused consumers to avoid certain products and restaurant chains, Asian and European countries have experienced outbreaks of avian flu, and incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as hepatitis A or norovirus) and injuries caused by food tampering have had in the past, and could have in the future, an adverse affect on the price and availability of affected ingredients. If we react to these problems by changing our menu or other key aspects of the Chipotle experience, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to generate sufficient revenue to make our restaurants profitable. Customers may also shift away from us if we choose to pass along to consumers any higher ingredient costs resulting from supply problems associated with outbreaks of food-borne illnesses, which would also have a negative impact on our sales and profitability.

Competition could adversely affect us.

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out and delivery services. Many of our competitors have existed longer than we have and may have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. In addition, our strategy includes opening additional restaurants in existing markets, and as we do so sales may decline in our previously-opened restaurants as customers who frequent our established restaurants begin to visit a newly-opened restaurant instead.

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

Moreover, we may also compete with companies outside the fast casual and quick service and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at customers who want higher-quality food, as well as from convenience stores and casual dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations than we have.

Any of these competitive factors may adversely affect us and reduce our sales and profits.

Failure to receive frequent deliveries of higher-quality food ingredients and other supplies could harm our operations.

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather, a supplier ceasing operations or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. We have almost no long-term contracts with suppliers, and we have relied largely on the same third party distribution network as McDonald’s Corporation, from which we separated in 2006. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. We currently depend on a limited number of suppliers for some of our key ingredients, including beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas. Due to the unique nature of the products we receive from our Food With Integrity suppliers and as described in more detail above, these suppliers could be more difficult to replace if we were no longer able to rely on them. If we have to seek new suppliers and service providers we may be subject to pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen and customers change their dining habits as a result, affected restaurants could experience significant reductions in sales during the shortage or thereafter. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe.

Changes in customer tastes and preferences, spending patterns and demographic trends could cause sales to decline.

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our sales could be impacted by changes in consumer preferences in response to dietary concerns, including preferences regarding items such as calories, sodium, carbohydrates or fat. These changes could result in consumers avoiding our menu items in favor of other foods. Our success also depends to a significant extent on consumer confidence, which is influenced by general economic conditions and discretionary income levels. Negative consumer sentiment has been reported to be impacting the economy to various degrees since the economic crisis of 2008 and 2009, and according to some forecasts will continue to do so during 2013. Our average restaurant sales may decline during economic downturns or periods of uncertainty, which can be caused by various factors such as high unemployment, increasing taxes or other changes in fiscal or monetary policy, high gasoline prices, declining home prices, tight credit markets or foreign political or economic unrest. Any material decline in consumer confidence or a decline in family “food away from home” spending could cause our sales, operating results, profits, business or financial condition to decline. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales may deteriorate.

If we were to experience widespread difficulty renewing existing leases on favorable terms, our revenue or occupancy costs could be adversely affected.

We lease substantially all of the properties on which we operate restaurants, and some of our leases are due for renewal or extension options in the next several years. Some leases are subject to renewal at fair market value, which could involve substantial increases and a smaller number expire without any renewal option. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, any difficulty renewing a significant number of such leases, or any substantial increase in rents associated with lease renewals, could adversely impact us. If we have to close any restaurants due to difficulties in renewing leases, we would lose revenue from the affected restaurants and may not be able to open suitable replacement restaurants. Substantial increases in rents associated with lease renewals would increase our occupancy costs, reducing our restaurant margins.

Regulatory and Legal Risks

Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs.

Employment and Immigration Regulations

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance. For example, a number of lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee record-keeping and related practices with respect to our employees. We could suffer losses from, and we incur legal costs to defend, these or similar cases, and the amount of such losses or costs could be significant. In addition, several states in which we operate and the federal government have from time to time enacted minimum wage increases, and these increases could increase our labor costs.

We also are audited from time to time for compliance with citizenship or work authorization requirements as well, and recent audit activity and federal criminal and civil investigations in this area are described in more detail above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders.” Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized our business may be disrupted as we try to replace lost workers with additional qualified employees. On the other hand, in the event we wrongfully reject work authorization documents, or if our compliance procedures are found to have a disparate impact on a protected class such as a racial minority or based on the citizenship status of applicants, we could be found to be in violation of anti-discrimination laws. We could experience adverse publicity arising from enforcement activity related to work authorization compliance, anti-discrimination compliance, or both, that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Moreover, in addition to the criminal and civil investigations mentioned above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders”, the office of the U.S. Attorney for the District of Columbia and the U.S. Securities and Exchange Commission have informed us that they are conducting parallel investigations into possible criminal and civil securities law violations relating to our employee work authorization compliance and related disclosures and statements as well. All of the foregoing investigations will continue to be expensive and distracting, and could subject us to fines, reputational damage, and other liabilities that could be significant.

The comprehensive U.S. health care reform law enacted in 2010, the Patient Protection and Affordable Care Act, requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect that the requirement that we provide more extensive health benefits to employees than we currently do could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The most significant increase in costs will likely begin in 2014. Such increases will likely be large enough to materially impact our labor costs. Alternatively, if we choose not to provide the required health insurance or if some employees do not qualify for the required insurance, our employee culture may be harmed and we may face adverse publicity that negatively impacts our brand.

Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize employees of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs could increase and our efforts to maintain a culture appealing only to top performing employees could be impaired. Potential changes in labor laws, including the possible passage of all or parts of the proposed Employee Free Choice Act, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.

Americans with Disabilities Act and Similar State Laws

We are subject to the U.S. Americans with Disabilities Act, or ADA, and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We have incurred substantial legal fees in connection with ADA-related complaints in the past, and we may in the future have to modify restaurants, for example by adding access ramps or redesigning certain architectural features, to provide service to or make reasonable accommodations for disabled persons under these laws. The expenses associated with these modifications, or any damages, legal fees and costs associated with litigating or resolving claims under the ADA or similar state laws, could be material.

Nutrition and Food Regulation

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available. The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants will be covered by these national requirements when they go into effect, which may be as early as 2013. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

Local Licensure, Zoning and Other Regulation

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

Environmental Laws

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

Other Aspects of Regulatory Risk

From time to time we are the target of litigation in connection with various laws and regulations that cover our business. The majority of this litigation occurs in California even though currently only about 17% of our restaurants are located there. As we continue to expand in California, or if we are not able to effectively manage the increased litigation risks and expenses we have experienced in California, our business may be adversely impacted to a greater extent than if we did not operate in, or minimized our operations in, California.

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

We’re subject to numerous claims alleging violations of federal and state laws regarding workplace and employment matters, including wages, work hours, overtime, vacation and family leave, discrimination, wrongful termination, and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Our customers also occasionally file complaints or lawsuits against us alleging that we’re responsible for some illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality, operations or our food related disclosure or advertising practices. See “Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs” above, for additional discussion of these types of claims. From time to time, we also face claims alleging that technology we use in our business infringes patents held by third parties. We believe the number of all of the foregoing types of claims has increased as our business has grown and we have become more visible to potential plaintiffs and their lawyers, particularly in California. We are also undergoing government investigations as described elsewhere in this report, including under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders.” Regardless of whether any claims against us are valid, or whether we’re ultimately held liable for such claims, they may be expensive to defend and may divert time and money away from our operations and hurt our performance. A significant judgment for any claims against us could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results.

Risks Related to our Unique Business Strategy

We may not persuade customers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service restaurant segment. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results of operations or the brand identity that we have tried to create. Consumers may also be more price-sensitive during periods of economic difficulty or uncertainty, and we experienced some decrease in traffic during late 2008 and throughout 2009 that we attribute in part to menu price increases. Recent reports have indicated continued consumer uncertainty that may persist during 2013, so our ability to increase sales may be significantly hampered for the foreseeable future. If we do elect to increase menu prices, it may adversely impact our customer traffic.

Our Food With Integrity philosophy subjects us to risks.

The principle of Food With Integrity constitutes a significant part of our business strategy. We use a substantial amount of ingredients grown or raised with an emphasis on practices we believe to be more sustainable or responsible than some conventional practices, and try to make food as fresh as we can. We do, however, face challenges associated with pursuing Food With Integrity. There are higher costs and other risks associated with purchasing ingredients grown or raised with an emphasis on quality, sustainability and other responsible practices. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed sub-therapeutic antibiotics and for cattle that are not given growth hormones. Crops grown organically or using other responsible practices can take longer to grow and crop yields can be lower. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria for meat, dairy and produce ingredients. Given the costs associated with what we believe are more responsible farming practices, and recently due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. Although all of our restaurants generally serve meat from animals raised in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare, we may experience shortages of meat, particularly chicken or steak, meeting these criteria due to suppliers suspending production, market conditions, or other forces beyond our control. A few of our markets have reverted to temporarily serving conventionally raised beef or chicken due to supply shortages, including for brief periods on a regional basis during 2012 and early 2013. Furthermore, as we grow, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. Moreover, we have made a significant commitment to serving local or organic produce when seasonally available, and a small portion of our restaurants also serves produce purchased from farmers markets seasonally as well. These produce initiatives may make it more difficult to keep quality consistent and present additional risk of food-borne illnesses given the greater number of suppliers involved in such a system and the difficulty of imposing our quality assurance programs on all such suppliers. Quality variations and food-borne illness concerns could adversely impact public perceptions of Food With Integrity or our brand generally.

If as a result of any of these factors we are unable to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis, our food costs could increase, adversely impacting our operating margins. These factors could also cause us difficulties in aligning our brand with Food With Integrity, which could make us less popular among our customers and cause sales to decline. Our commitment to Food With Integrity may also leave us open to actions against us or criticism from special interest groups whose ideas regarding food issues differ from ours or who believe we should pursue different or additional goals with our Food With Integrity approach. Any adverse publicity that results from such criticism could damage our brand and adversely impact customer traffic at our restaurants. We may also face adverse publicity or liability for false advertising claims if suppliers, without our knowledge, do not adhere to all of the elements of our Food With Integrity programs, such as responsible meat protocols, requirements for organic or sustainable growing methods, and similar criteria on which we base our purchasing decisions. If any such supplier failures are publicized, our reputation would be harmed and our sales may be adversely impacted.

Additionally, in response to increasing customer awareness and demand, some competitors have also begun to advertise their use of meats raised without the use of antibiotics or growth hormones, dairy products from cows not treated with rBGH, and other ingredients similar to those we seek as part of our Food With Integrity philosophy. If competitors become known for using these types of higher-quality or more sustainable ingredients, it could further limit our supply of these ingredients, and may make it more difficult for us to differentiate Chipotle and our restaurants, which could adversely impact our operating results.

Our success may depend on the continued service and availability of key personnel.

Our Chairman and co-Chief Executive Officer Steve Ells founded our company, has been the principal architect of our business strategy, and has led our growth from a single restaurant in 1993 to over 1,400 restaurants today. Monty Moran, our co-Chief Executive Officer, and Jack Hartung, our Chief Financial Officer, have also served with us for several years and much of our growth has occurred under their direction as well. We believe our executive officers have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership or a new management team were to change or be unsuccessful in implementing our strategy, our growth prospects or future operating results may be adversely impacted.

Our marketing and advertising strategies may not be successful, which could adversely impact our business.

We have developed a marketing and advertising strategy that we believe is unique in the restaurant industry. We have not generally advertised on television and engage in very limited price or value-based promotions. Instead we invest in marketing and advertising strategies that we believe will increase customers’ connection with our brand. If these marketing and advertising investments do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect. In addition, our marketing has increasingly incorporated elements intended to encourage customers to question sources or production methods commonly used to produce food. These elements of our marketing could alienate food suppliers and may potentially lead to an increased risk of disputes or litigation if suppliers or other constituencies believe our marketing is unfair or misleading. Increased costs in connection with any such issues, or any deterioration in our relationships with existing suppliers, could adversely impact us.

General Business Risks

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information.

We accept electronic payment cards for payment in our restaurants. During 2012 approximately 62% of our sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers, including us, have experienced actual or potential security breaches in which credit and debit card information may have been stolen. In August 2004, the merchant bank that processed our credit and debit card transactions informed us that we may have been the victim of a possible theft of card data. As a result, we recorded losses and related expenses totaling $4.3 million from 2004 through 2006.

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

We also are required to collect and maintain personal information about our employees. The collection and use of such information is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding. If the security and information systems of ours or of outsourced third party providers we use to store or process such information are compromised or if we or such third parties otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties, which could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected, which could impair our sales or ability to attract and keep qualified employees.

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, worker’s compensation, general liability, property damage and auto liability. We are self-insured for our health plans, and have purchased a fully-insured stop loss policy to help offset our liability for both individual and aggregate claim costs. We are also responsible for losses up to a certain limit for worker’s compensation, general liability, property damage and auto liability insurance.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. If a greater amount of claims occurs compared to what we estimated, or if medical costs increase beyond what we expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may also produce materially different amounts of expense than reported under these programs, which could adversely impact our results of operations.

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

Seasonal factors also cause our results to fluctuate from quarter to quarter. Our restaurant sales are typically lower during the winter months and the holiday season and during periods of inclement weather (because fewer people are eating out) and higher during the spring, summer and fall months (for the opposite reason). Our restaurant sales will also vary as a result of the number of trading days—that is, the number of days in a quarter when a restaurant is open.

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock price to fall. We believe the market price of our common stock, which has generally traded at a higher price-earnings ratio than stocks of most or all of our peer companies, reflects high market expectations for our future operating results. As a result, if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.

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

As of December 31, 2012, we operated 1,410 restaurants. The table below sets forth the locations (by state or country) of all of our restaurants in operation.

Alabama	5
Arizona	57
Arkansas	2
California	234
Colorado	71
Connecticut	10
Delaware	3
District of Columbia	13
Florida	73
Georgia	18
Idaho	1
Illinois	97
Indiana	19
Iowa	4
Kansas	19
Kentucky	8
Louisiana	2
Maine	2
Maryland	55
Massachusetts	38
Michigan	15
Minnesota	54
Missouri	28
Nebraska	7
Nevada	13
New Hampshire	5
New Jersey	28
New Mexico	3
New York	72
North Carolina	20
Ohio	143
Oklahoma	7
Oregon	15
Pennsylvania	33
Rhode Island	4
South Carolina	7
Tennessee	7
Texas	111
Utah	4
Virginia	61
Vermont	1
Washington	16
Wisconsin	13
Wyoming	1
Canada	5
France	1
United Kingdom	5

Total	1,410

We categorize our restaurants as either end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing or other. Of our restaurants in operation as of December 31, 2012, we had 258 free-standing units, 861 end-cap locations, 233 in-line locations and 58 other. The average restaurant size is about 2,535 square feet and seats about 56 people. Most of our restaurants also feature outdoor patio space.

Our main office is located at 1401 Wynkoop Street, Suite 500, Denver, Colorado, 80202 and our telephone number is (303) 595-4000. We lease our main office and substantially all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” as well as Note 7 “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

We own sixteen properties and operate restaurants on all of them.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 9 “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table describes the per share range of high and low sales prices for shares of our common stock for the quarterly periods indicated, as reported by the New York Stock Exchange (“NYSE”). Our common stock trades on the NYSE under the symbol “CMG.”

	High	Low
2011
First Quarter	$275.00	$213.06
Second Quarter	$308.93	$249.58
Third Quarter	$346.78	$271.53
Fourth Quarter	$347.94	$285.39

	High	Low
2012
First Quarter	$426.57	$336.29
Second Quarter	$442.40	$370.19
Third Quarter	$404.59	$277.26
Fourth Quarter	$322.92	$233.82

As of January 24, 2013, there were approximately 1,321 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, the actual number of unique shareholders represented by these record holders is not known.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2012.

	Total Number of Shares Purchased(1)		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(3)
October	169,500		$266.23		169,500		$89,571,872
Purchased 10/1 through 10/31
November	216,940	(2)	$266.43	(2)	216,940	(2)	$124,272,673
Purchased 11/1 through 11/30
December	86,529		$278.44		86,529		$100,179,379
Purchased 12/1 through 12/31
Total	472,969		$268.56		472,969		$100,179,379

(1)	Shares were repurchased pursuant to repurchase programs announced on February 1, 2012, October 18, 2012, and November 20, 2012. Repurchases under each program were and are limited to $100 million in total repurchase price, and there is no expiration date. The $100 million repurchase program announced in February 2012 was completed in October 2012. The $100 million repurchase program announced in November 2012 includes $25 million conducted through a privately negotiated accelerated share repurchase transaction (“ASR”), with the remaining $75 million being added to an existing open–market repurchase agreement. Except for the ASR, authorization of any ongoing repurchase program may be modified, suspended, or discontinued at any time.

(2)	Includes 65,187 shares that were initially delivered as part of the ASR at an initial price per share of $268.46. The ASR will be completed during the first quarter of 2013, and the final purchase price for the shares repurchased in the ASR will be determined at the end of the repurchase period.
(3)	This column does not include an additional $100 million in authorized repurchases announced on February 5, 2013.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on our common stock. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2007 through December 31, 2012 to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2007. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data.” The data shown below are not necessarily indicative of results to be expected for any future period (in thousands, except per share data).

	For the years ended December 31
	2012	2011	2010	2009	2008
Statement of Income:
Revenue	$2,731,224	$2,269,548	$1,835,922	$1,518,417	$1,331,968

Food, beverage and packaging costs	891,003	738,720	561,107	466,027	431,947
Labor costs	641,836	543,119	453,573	385,072	351,005
Occupancy costs	171,435	147,274	128,933	114,218	98,071
Other operating costs	286,610	251,208	202,904	174,581	164,018
General and administrative expenses	183,409	149,426	118,590	99,149	89,155
Depreciation and amortization	84,130	74,938	68,921	61,308	52,770
Pre-opening costs	11,909	8,495	7,767	8,401	11,624
Loss on disposal of assets	5,027	5,806	6,296	5,956	9,339

Total operating expenses	2,275,359	1,918,986	1,548,091	1,314,712	1,207,929

Income from operations	455,865	350,562	287,831	203,705	124,039
Interest and other income (expense), net	1,820	(857)	1,230	520	3,167

Income before income taxes	457,685	349,705	289,061	204,225	127,206
Provision for income taxes	(179,685)	(134,760)	(110,080)	(77,380)	(49,004)

Net income	$278,000	$214,945	$178,981	$126,845	$78,202

Earnings per share
Basic	$8.82	$6.89	$5.73	$3.99	$2.39
Diluted	$8.75	$6.76	$5.64	$3.95	$2.36
Weighted average common shares outstanding
Basic	31,513	31,217	31,234	31,766	32,766
Diluted	31,783	31,775	31,735	32,102	33,146

	As of December 31
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total current assets	$546,607	$501,192	$406,221	$297,454	$211,072
Total assets	$1,668,667	$1,425,308	$1,121,605	$961,505	$824,985
Total current liabilities	$186,852	$157,453	$123,054	$102,153	$76,788
Total liabilities	$422,741	$381,082	$310,732	$258,044	$202,395
Total shareholders’ equity	$1,245,926	$1,044,226	$810,873	$703,461	$622,590

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with Item 6. “Selected Financial Data” and our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described in Item 1A. “Risk Factors” and elsewhere in this report.

Overview

Chipotle operates fresh Mexican food restaurants serving burritos, tacos, burrito bowls (a burrito without the tortilla) and salads. We began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Through our vision of Food With Integrity, Chipotle is seeking better food from using ingredients that are not only fresh, but that where possible are sustainably and responsibly grown and raised with respect to the animals, the land, and the farmers who produce the food. A similarly focused people culture, with an emphasis on identifying and empowering top performing employees, enables us to develop future leaders from within.

2012 Highlights and Trends

Restaurant Development. As of December 31, 2012, we had 1,410 restaurants, of which 1,399 were located throughout the United States, five were located in Canada, five were located in London, England, and one was located in Paris, France. Our restaurants include one ShopHouse Southeast Asian Kitchen, a restaurant serving Asian-inspired cuisine. New restaurants have contributed substantially to our restaurant sales growth and we opened 183 restaurants in 2012, and expect to open between 165 and 180 restaurants in 2013, including any new ShopHouse restaurants.

Sales Growth. Average restaurant sales were $2.113 million as of December 31, 2012, increasing from $2.013 million as of December 31, 2011. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increases were 7.1% in 2012. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Comparable restaurant sales increases in 2012 were driven primarily by an increase in customer visits as well as the impact of menu price increases. We implemented menu price increases in our Pacific region during the first quarter of both 2012 and 2011, and in our remaining regions during the summer of 2011, and as a result, menu price increases benefitted comparable restaurant sales by 2.8% in 2012. Taking into account the loss of the benefit of menu price increases and our recent transaction trends, as well as ongoing consumer and economic uncertainty, we expect 2013 comparable restaurant sales to be flat or low single digit increases assuming we do not increase menu prices.

Food With Integrity. In all of our restaurants, we endeavor to serve only meats that were raised without the use of subtherapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. In addition, a portion of some of the produce items we serve is organically grown, or sourced locally when in season (by which we mean within 350 miles of our restaurant), and a portion of the beans we serve is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. The sour cream and cheese we buy is made with milk that comes from cows that are not given rBGH. Milk used to make much of our cheese and some of our sour cream is sourced from dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows. We will continue to search for quality ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised beef for short periods during 2012 and the beginning of 2013, and more of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so that customers can avoid those meats if they choose to do so.

Our food costs increased in 2012 as a result of inflationary pressures on many of our ingredients, particularly beef, chicken, and rice, and initiatives to improve the taste and quality of our food. The increase was partially offset by the impact of menu price increases and relief in avocado prices. We expect that food cost inflation will continue in 2013 and that our food costs as a percentage of revenue will increase. If food inflation continues to pressure food costs, we may, after taking into account the general economic environment, consumer confidence, and our sales trends, raise menu prices later in 2013.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors we purchased stock with an aggregate total repurchase price of $206.4 million during 2012. As of December 31, 2012, $100.2 million was available to be repurchased under the current repurchase authorizations, which were announced on October 18, 2012 and November 20, 2012. On February 5, 2013 we announced that our Board of Directors authorized the expenditure of up to an additional $100 million to repurchase shares of our common stock. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

On November 20, 2012, we also entered into a privately negotiated accelerated share repurchase transaction (“ASR”) to repurchase $25 million of our common stock. The $25 million is part of the $100 million repurchase program announced on November 20, 2012. We advanced the $25 million upon commencement of the transaction and received 65,187 shares, which represented 70% of the total number of shares to be repurchased calculated using the closing price on the commencement date. The final number of shares to be repurchased under the ASR will be determined based generally on the volume-weighted average share price of our common stock over a specified period. The ASR will be completed during the first quarter of 2013.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for the years indicated.

	For the years ended December 31
	2012	2011	2010
Beginning of year	1,230	1,084	956
Openings	183	150	129
Relocations	(3)	(4)	(1)

Total restaurants at end of year	1,410	1,230	1,084

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our restaurant operating costs and depreciation and amortization increase.

Revenue

	For the years ended December 31			% increase 2012 over 2011	% increase 2011 over 2010
	2012	2011	2010
	(dollars in millions)
Revenue	$2,731.2	$2,269.5	$1,835.9	20.3%	23.6%
Average restaurant sales	$2.113	$2.013	$1.840	5.0%	9.4%
Comparable restaurant sales increases	7.1%	11.2%	9.4%
Number of restaurants as of the end of the period	1,410	1,230	1,084	14.6%	13.5%
Number of restaurants opened in the period, net of relocations	180	146	128

The significant factors contributing to our increases in sales were new restaurant openings and comparable restaurant sales increases. Restaurant sales from restaurants not yet in the comparable base contributed to $304.7 million of the increase in sales in 2012, of which $134.8 million was attributable to restaurants opened during the year. In 2011, restaurant sales from restaurants not yet in the comparable restaurant base contributed to $237.9 million of the increase in sales, of which $92.8 million was attributable to restaurants opened in 2011.

Comparable restaurant sales increases contributed $156.4 million and $195.6 million of the increase in restaurant sales in 2012 and 2011, respectively. Comparable restaurant sales growth in 2012 and 2011 was due primarily to increases in customer visits, as well as the impact of menu price increases.

Food, Beverage and Packaging Costs

	For the years ended December 31			% increase 2012 over 2011	% increase 2011 over 2010
	2012	2011	2010
	(dollars in millions)
Food, beverage and packaging	$891.0	$738.7	$561.1	20.6%	31.7%
As a percentage of revenue	32.6%	32.5%	30.6%

Food, beverage and packaging costs increased as a percentage of revenue in 2012 due to inflation on many food items, primarily beef, chicken, and rice, and initiatives to improve the taste and quality of our food. The increase was partially offset by the impact of menu price increases, and relief in avocado prices. We expect that food cost inflation will continue in 2013 and that our food costs as a percentage of revenue will increase.

Food, beverage and packaging costs increased as a percentage of revenue in 2011 due to inflation on most food items, including avocados, beef, chicken, and dairy, partially offset by the impact of menu price increases.

Labor Costs

	For the years ended December 31			% increase 2012 over 2011	% increase 2011 over 2010
	2012	2011	2010
	(dollars in millions)
Labor costs	$641.8	$543.1	$453.6	18.2%	19.7%
As a percentage of revenue	23.5%	23.9%	24.7%

Labor costs as a percentage of revenue decreased in 2012 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by increased average wage rates.

Labor costs as a percentage of revenue decreased in 2011 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by increased average wage rates, as well as labor inefficiencies.

Occupancy Costs

	For the years ended December 31			% increase 2012 over 2011	% increase 2011 over 2010
	2012	2011	2010
	(dollars in millions)
Occupancy costs	$171.4	$147.3	$128.9	16.4%	14.2%
As a percentage of revenue	6.3%	6.5%	7.0%

Occupancy costs decreased as a percentage of revenue in 2012 and in 2011 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the years ended December 31			% increase 2012 over 2011	% increase 2011 over 2010
	2012	2011	2010
	(dollars in millions)
Other operating costs	$286.6	$251.2	$202.9	14.1%	23.8%
As a percentage of revenue	10.5%	11.1%	11.1%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs decreased as a percentage of revenue in 2012 due primarily to the benefit of higher average restaurant sales on a partially fixed-cost base and lower marketing and promotional spend as a percentage of revenue. We expect marketing and promotional spend as a percentage of revenue to increase in 2013.

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

General and Administrative Expenses

	For the years ended December 31			% increase 2012 over 2011	% increase 2011 over 2010
	2012	2011	2010
	(dollars in millions)
General and administrative expense	$183.4	$149.4	$118.6	22.7%	26.0%
As a percentage of revenue	6.7%	6.6%	6.5%

The increase in general and administrative expenses in dollar terms in 2012 primarily resulted from an increase in non-cash stock-based compensation expense due to awards granted in 2012 with a higher stock price on the date of grant and additional expense related to non-vested stock awards subject to performance conditions, and costs from our biennial All Managers’ Conference which we held during the year.

The increase in general and administrative expenses in dollar terms in 2011 primarily resulted from an increase in non-cash stock-based compensation expense due to awards granted in 2011 with a significantly higher stock price on the date of grant as well as hiring more employees as we grew. These increases were partially offset by costs from the biennial All Managers’ Conference held during the third quarter of 2010.

Depreciation and Amortization

	For the years ended December 31			% increase 2012 over 2011	% increase 2011 over 2010
	2012	2011	2010
	(dollars in millions)
Depreciation and amortization	$84.1	$74.9	$68.9	12.3%	8.7%
As a percentage of revenue	3.1%	3.3%	3.8%

As a percentage of total revenue, depreciation and amortization decreased in 2012 and 2011 as a result of the benefit of higher average restaurant sales on a partially fixed-cost base.

Income Tax Provision

	For the years ended December 31			% increase 2012 over 2011	% increase 2011 over 2010
	2012	2011	2010
	(dollars in millions)
Provision for income taxes	$179.7	$134.8	$110.1	33.3%	22.4%
Effective tax rate	39.3%	38.5%	38.1%

The 2012 effective tax rate increased from 2011 primarily due to expiration of certain federal credits, a smaller benefit from food donations, and higher foreign losses which we are not yet able to recognize. The increase was partially offset by prior period adjustments. The 2012 effective tax rate would have been lower by approximately 0.5% if certain federal credits that will be realized in the 2012 tax return had been recognized. Because these credits were authorized by Congress in January 2013, the benefit of the credits will be recognized in the first quarter of 2013. We estimate our 2013 annual effective tax rate will be 38.5%, including 0.5% estimated benefit related to the 2012 reinstated federal tax benefits.

The 2011 effective tax rate increased primarily due to an increase in the state rate, smaller benefit from food donations and one-time adjustments partially offset by the one-time employment tax credits.

Quarterly Financial Data/Seasonality

The following table presents consolidated statement of income and comprehensive income data for each of the eight quarters in the period ended December 31, 2012. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$640.6	$690.9	$700.5	$699.2
Operating income	$102.2	$133.8	$117.7	$102.2
Net income	$62.7	$81.7	$72.3	$61.4
Number of restaurants opened in quarter	32	55	36	60
Comparable restaurant sales increase	12.7%	8.0%	4.8%	3.8%

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$509.4	$571.6	$591.9	$596.7
Operating income	$74.8	$83.9	$98.0	$93.9
Net income	$46.4	$50.7	$60.4	$57.5
Number of restaurants opened in quarter	12	39	32	67
Comparable restaurant sales increase	12.4%	10.0%	11.3%	11.1%

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $472.9 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions (including up to $100.2 million in repurchases under programs authorized as of December 31, 2012), to maintain our existing restaurants and for general corporate purposes. We also have a long term investments balance of $190.9 million, which consists of U.S. treasury notes and certificate of deposit products with maturities of 13 months to approximately 2 years. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

While operations continue to provide cash, our primary use of cash is in new restaurant development. Our total capital expenditures for 2012 were $197.0 million, and we expect to incur capital expenditures of about $210 million in 2013, of which $160 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder primarily relates to restaurant reinvestments. In 2012, for Chipotle restaurants in the U.S., we spent on average about $800,000 in development and construction costs per restaurant, net of landlord reimbursements, and about $820,000, net of landlord reimbursements, for all restaurants including international locations. For new restaurants to be opened in 2013, we anticipate average development costs will be similar to 2012.

Contractual Obligations

Our contractual obligations as of December 31, 2012 were as follows:

	2012
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$2,466,303	$158,981	$323,013	$325,962	$1,658,347
Deemed landlord financing	$5,505	$394	$795	$844	$3,472
Other contractual obligations(1)	$126,218	$125,106	$1,082	$30	$—

Total contractual cash obligations	$2,598,026	$284,481	$324,890	$326,836	$1,661,819

(1)	We enter into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under construction contractor and subcontractor agreements, orders related to produce and other ingredients, orders submitted for equipment for restaurants under construction, and marketing initiatives and corporate sponsorships.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we had no off-balance sheet arrangements or obligations.

Inflation

The primary areas of our operations affected by inflation are food, healthcare costs, labor, fuel, utility costs, materials used in the construction of our restaurants, and insurance. Although almost all of our crew members make more than the minimum wage, increases in the applicable federal or state minimum wage may have an impact on our labor costs. Additionally, many of our leases require us to pay taxes, maintenance, utilities and insurance, all of which are generally subject to inflationary increases.

Critical Accounting Estimates

We describe our significant accounting policies in Note 1 of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our financial statements:

Leases

We lease most of our restaurant locations. Our leases contain escalating rentals over the lease term as well as optional renewal periods. We account for our leases by recognizing rent expense on a straight-line basis over the lease term including reasonably assured renewal periods. We have estimated that our lease term, including reasonably assured renewal periods, is the lesser of the lease term or 20 years. If the estimate of our reasonably assured lease terms were changed, our depreciation and rent expense could differ materially.

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock-only stock appreciation rights, or SOSARs, which requires assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility assumption was based on our historical data and implied volatility, and the expected life assumptions were based on our historical data. Similarly, the compensation expense of performance share awards and SOSARs with performance-based vesting conditions is based in part on the estimated probability of our achieving levels of performance associated with particular levels of payout for performance shares and with vesting for performance SOSARs. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, and different assumptions may have resulted in different conclusions regarding the probability of our achieving future levels of performance relevant to the payout levels for the awards. Had we arrived at different assumptions of stock price volatility or expected lives of our SOSARs, or different assumptions regarding the probability of our achieving future levels of performance with respect to performance share awards and performance SOSARs, our stock-based compensation expense and results of operations could have been different.

Insurance Liability

We maintain various insurance policies for workers’ compensation, general liability and auto damage with varying deductibles as high as $1 million, and for property which generally has a $1.5 million deductible. We are self insured for employee health but have third party insurance coverage to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, which would result in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs. The total estimated insurance liabilities as of December 31, 2012 were $27.8 million.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2012 and 2011. Although we have recorded liabilities related to a number of legal actions, our estimates used to determine the amount of these liabilities may not be accurate, and there are other legal actions for which we have not recorded a liability. As a result, in the event legal actions for which we have not accrued a liability or for which our accrued liabilities are not accurate are resolved, such resolution may affect our operating results and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2012, we had $470.8 million in investments and interest-bearing cash accounts, including an insurance related restricted trust account classified in other assets, and $199.4 million in accounts with an earnings credit we classify as interest income, which combined earned a weighted average interest rate of 0.33%.

Commodity Price Risks

We are also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. However, a portion of the dollar value of goods purchased by us is effectively at spot prices. Generally our pricing protocols with suppliers can remain in effect for periods ranging from one to 18 months, depending on the outlook for prices of the particular ingredient. In several cases, we have minimum purchase obligations. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 8, 2013

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$322,553	$401,243
Accounts receivable, net of allowance for doubtful accounts of $1,187 and $208 as of December 31, 2012 and 2011, respectively	16,800	8,389
Inventory	11,096	8,913
Current deferred tax asset	8,862	6,238
Prepaid expenses and other current assets	27,378	21,404
Income tax receivable	9,612	—
Investments	150,306	55,005

Total current assets	546,607	501,192
Leasehold improvements, property and equipment, net	866,703	751,951
Long term investments	190,868	128,241
Other assets	42,550	21,985
Goodwill	21,939	21,939

Total assets	$1,668,667	$1,425,308

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$58,700	$46,382
Accrued payroll and benefits	71,731	60,241
Accrued liabilities	56,278	46,456
Current portion of deemed landlord financing	143	133
Income tax payable	—	4,241

Total current liabilities	186,852	157,453
Deferred rent	167,057	143,284
Deemed landlord financing	3,386	3,529
Deferred income tax liability	48,947	64,381
Other liabilities	16,499	12,435

Total liabilities	422,741	381,082

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2012 and 2011	—	—
Common stock $0.01 par value, 230,000 shares authorized, and 34,912 and 34,357 shares issued as of December 31, 2012 and 2011, respectively	349	344
Additional paid-in capital	816,612	676,652
Treasury stock, at cost, 3,819 and 3,105 common shares at December 31, 2012 and 2011, respectively	(521,518)	(304,426)
Accumulated other comprehensive income	1,024	197
Retained earnings	949,459	671,459

Total shareholders’ equity	1,245,926	1,044,226

Total liabilities and shareholders’ equity	$1,668,667	$1,425,308

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31
	2012	2011	2010
Revenue	$2,731,224	$2,269,548	$1,835,922

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	891,003	738,720	561,107
Labor	641,836	543,119	453,573
Occupancy	171,435	147,274	128,933
Other operating costs	286,610	251,208	202,904
General and administrative expenses	183,409	149,426	118,590
Depreciation and amortization	84,130	74,938	68,921
Pre-opening costs	11,909	8,495	7,767
Loss on disposal of assets	5,027	5,806	6,296

Total operating expenses	2,275,359	1,918,986	1,548,091

Income from operations	455,865	350,562	287,831
Interest and other income (expense), net	1,820	(857)	1,230

Income before income taxes	457,685	349,705	289,061
Provision for income taxes	(179,685)	(134,760)	(110,080)

Net income	$278,000	$214,945	$178,981

Other comprehensive income:
Foreign currency translation adjustments	827	(409)	577

Comprehensive income	$278,827	$214,536	$179,558

Earnings per share:
Basic	$8.82	$6.89	$5.73

Diluted	$8.75	$6.76	$5.64

Weighted average common shares outstanding:
Basic	31,513	31,217	31,234

Diluted	31,783	31,775	31,735

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount		Shares	Amount
Balance, December 31, 2009	33,473	$335	$539,880	1,990	$(114,316)	$277,533	$29	$703,461
Stock-based compensation	166	2	22,278					22,280
Employee stock plan transactions	320	3	17,647					17,650
Excess tax benefit on stock-based compensation			14,526					14,526
Acquisition of treasury stock				895	(126,602)			(126,602)
Net income						178,981		178,981
Foreign currency translation adjustment							577	577

Balance, December 31, 2010	33,959	340	594,331	2,885	(240,918)	456,514	606	810,873
Stock-based compensation	3		42,965					42,965
Employee stock plan transactions	395	4	570					574
Excess tax benefit on stock-based compensation			38,786					38,786
Acquisition of treasury stock				220	(63,508)			(63,508)
Net income						214,945		214,945
Foreign currency translation adjustment							(409)	(409)

Balance, December 31, 2011	34,357	344	676,652	3,105	(304,426)	671,459	197	1,044,226
Stock-based compensation	83	1	66,273					66,274
Employee stock plan transactions	472	4	477					481
Excess tax benefit on stock-based compensation			73,210					73,210
Acquisition of treasury stock				714	(217,092)			(217,092)
Net income						278,000		278,000
Foreign currency translation adjustment							827	827

Balance, December 31, 2012	34,912	$349	$816,612	3,819	$(521,518)	$949,459	$1,024	$1,245,926

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years ended December 31
	2012	2011	2010
Operating activities
Net income	$278,000	$214,945	$178,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,130	74,938	68,921
Deferred income tax provision (benefit)	(18,057)	11,935	10,479
Loss on disposal of assets	5,027	5,806	6,296
Bad debt allowance	1,046	239	(151)
Stock-based compensation expense	64,276	41,382	21,381
Excess tax benefit on stock-based compensation	(73,210)	(38,786)	(14,526)
Other	522	2,501	—
Changes in operating assets and liabilities:
Accounts receivable	(9,438)	(2,970)	(743)
Inventory	(2,180)	(1,816)	(1,481)
Prepaid expenses and other current assets	(5,954)	(5,399)	(1,632)
Other assets	(20,539)	(7,350)	(8,956)
Accounts payable	7,849	9,432	6,989
Accrued liabilities	21,307	17,451	16,607
Income tax payable/receivable	59,357	66,555	(13,209)
Deferred rent	23,765	19,624	17,261
Other long-term liabilities	4,062	2,609	2,974

Net cash provided by operating activities	419,963	411,096	289,191

Investing activities
Purchases of leasehold improvements, property and equipment	(197,037)	(151,147)	(113,215)
Acquisition of interests in equity method investment	—	(586)	(1,900)
Purchases of investments	(213,462)	(183,251)	(125,000)
Maturities of investments	55,000	124,766	50,234

Net cash used in investing activities	(355,499)	(210,218)	(189,881)

Financing activities
Acquisition of treasury stock	(217,092)	(63,508)	(126,602)
Proceeds from employee stock plan transactions	481	574	17,650
Excess tax benefit on stock-based compensation	73,210	38,786	14,526
Payments on deemed landlord financing	(133)	(120)	(96)

Net cash used in financing activities	(143,534)	(24,268)	(94,522)

Effect of exchange rate changes on cash and cash equivalents	380	(205)	484
Net change in cash and cash equivalents	(78,690)	176,405	5,272
Cash and cash equivalents at beginning of period	401,243	224,838	219,566

Cash and cash equivalents at end of period	$322,553	$401,243	$224,838

Supplemental disclosures of cash flow information
Income taxes paid	$138,385	$56,270	$112,150

Increase in purchases of leasehold improvements, property and equipment accrued in accounts payable	$4,455	$3,249	$1,480

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has five restaurants in Canada, five in London, England, and one in Paris, France. Further, the Company operates one ShopHouse Southeast Asian Kitchen, serving fast-casual, Asian inspired cuisine. The Company manages its operations based on six regions and has aggregated its operations to one reportable segment.

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

The Company sells gift cards which do not have an expiration date and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the Company determines the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. During the fourth quarter of 2012, the Company revised its estimated breakage rate from 5% to 4% of gift card sales. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over a six month period beginning at the date of the gift card sale. Gift card breakage is included in revenue in the consolidated statement of income and comprehensive income. Breakage recognized during the years ended December 31, 2012, 2011 and 2010 was $2,070, $1,524 and $1,188, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of tenant improvement receivables, payroll-related tax receivables, receivables from third party gift card distributors, vendor rebates, and receivables arising from the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable based on a specific review of account balances. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

Inventory

Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or market. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas) are purchased from a small number of suppliers.

Investments

The Company’s investments consist of U.S. treasury notes and CDARS, certificates of deposit placed through an account registry service, with maturities up to approximately two years and classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, which the Company has determined approximates fair value as of December 31, 2012 and 2011. Fair market value of U.S. treasury notes is measured on a recurring basis based on Level 1 inputs and fair market value of CDARS is measured on a recurring basis based on Level 2 inputs (level inputs are described below under “Fair Value Measurements”). The Company recognizes impairment charges on its investments in the consolidated statement of income and comprehensive income when management believes the decline in the fair value of the investment is other-than-temporary. No impairment charges were recognized on the Company’s investments for the years ended December 31, 2012, 2011 and 2010.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $10,038, $9,616 and $8,167 for the years ended December 31, 2012, 2011 and 2010, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss, if any, is reflected in loss on disposal of assets in the consolidated statement of income and comprehensive income.

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	4-10 years
Equipment	3-7 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually, and the Company is required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company’s analysis, no impairment charges were recognized on goodwill for the years ended December 31, 2012, 2011 and 2010.

Other Assets

Other assets consist primarily of restricted cash assets of $24,799 and $15,313 as of December 31, 2012 and 2011, respectively, a rabbi trust as described further in Note 6, transferable liquor licenses which are carried at the lower of fair value or cost, and a prepaid tax asset related to an intercompany transfer of international intellectual property. Restricted cash assets are primarily related to insurance related restricted trust assets.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level. The Company manages its restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2012, 2011 and 2010, an aggregate impairment charge of $0, $380 and $751, respectively, was recognized in loss on disposal of assets in the consolidated statement of income and comprehensive income. The impairment charges resulted primarily from office or restaurant closures or relocations. Fair value of the restaurants was determined using Level 3 inputs (as described below under “Fair Value Measurements”) based on a discounted cash flows method at a market level through the estimated date of closure.

Income Taxes

The Company recognizes deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. The deferred income tax impacts of investment tax credits are recognized as an immediate adjustment to income tax expense. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset. When it is more likely than not that a position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is greater than 50% likely of being realized after settlement with a tax authority. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes in the consolidated statement of income and comprehensive income.

Restaurant Pre-Opening Costs

Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.

Insurance Liability

The Company maintains various insurance policies including workers’ compensation, employee health, general liability, automobile, and property damage. Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and, where applicable, claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted. As of December 31, 2012 and 2011, $22,540 and $17,437, respectively, of the estimated liability was included in accrued payroll and benefits and $5,220 and $4,250, respectively, was included in accrued liabilities in the consolidated balance sheet.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $34,999, $31,902 and $26,190 for the years ended December 31, 2012, 2011 and 2010, respectively. Advertising and marketing costs are included in other operating costs in the consolidated statement of income and comprehensive income.

Rent

Rent expense for the Company’s leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term is the lesser of 20 years inclusive of reasonably assured renewal periods, or the lease term. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Pre-opening rent is included in pre-opening costs in the consolidated income statement. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.

Additionally, certain of the Company’s operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense provided the achievement of that target is considered probable.

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

Foreign Currency Translation

The Company’s international operations generally use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income in the consolidated statement of shareholders’ equity.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments. Approximately half of the Company’s cash and investment balances are not federally backed or federally insured. Credit card transactions at the Company’s restaurant are processed by one service provider.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through the date of issuance.

Recently Issued Accounting Standards

Effective October 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies how entities test indefinite-lived intangible assets for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The adoption of ASU 2012-02 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

2. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:

	December 31
	2012	2011
Land	$11,062	$11,062
Leasehold improvements and buildings	996,080	849,102
Furniture and fixtures	100,416	89,180
Equipment	204,062	172,776

	1,311,620	1,122,120
Accumulated depreciation	(444,917)	(370,169)

	$866,703	$751,951

Accrued liabilities were as follows:

	December 31
	2012	2011
Gift card liability	$22,736	$18,012
Transaction tax payable	13,499	12,121
Other accrued expenses	20,043	16,323

	$56,278	$46,456

3. Income Taxes

The components of the provision for income taxes are as follows:

	Years ended December 31
	2012	2011	2010
Current tax:
U.S. Federal	$166,386	$100,983	$83,850
U.S. State	31,231	21,848	15,745
Foreign	125	(6)	6

	197,742	122,825	99,601

Deferred tax:
U.S. Federal	(16,024)	12,080	10,058
U.S. State	(2,013)	(50)	6
Foreign	(1,578)	(711)	—

	(19,615)	11,319	10,064

Valuation allowance	1,558	616	415

Provision for income taxes	$179,685	$134,760	$110,080

Actual taxes paid for each tax period were less than the current tax expense due to the excess tax benefit on stock-based compensation of $73,210, $38,786, and $14,526 during the years ended December 31 2012, 2011, and 2010, respectively.

The effective tax rate differs from the statutory tax rates as follows:

	Years ended December 31
	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	4.1	4.1	3.5
Federal credits	—	(0.8)	(0.4)
Other	0.2	0.2	—

Effective income tax rates	39.3%	38.5%	38.1%

In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that can be reflected in the Company’s U.S. tax return for 2012; however, since this law was enacted in 2013, the financial statement benefit of such credits cannot be reflected until the first quarter of 2013. The lack of availability of such credits caused the 2012 effective tax rate to be approximately 0.5% higher than it would have been had the credits been approved in 2012.

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

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31
	2012	2011
Long-term deferred income tax liability:
Leasehold improvements, property and equipment	$136,040	$127,706
Goodwill and other assets	1,166	990

Total long-term deferred income tax liability	137,206	128,696

Long-term deferred income tax asset:
Deferred rent	41,041	35,645
Gift card liability	480	373
Capitalized transaction costs	505	504
Stock-based compensation and other employee benefits	46,515	28,079
Foreign net operating loss carry-forwards	2,992	1,397
Other	72	—
Valuation allowance	(3,346)	(1,683)

Total long-term deferred income tax asset	88,259	64,315

Net long-term deferred income tax liability	48,947	64,381

Current deferred income tax liability:
Prepaid assets and other	2,086	1,982

Total current deferred income tax liability	2,086	1,982

Current deferred income tax asset:
Allowances, reserves and other	10,433	8,094
Other employee benefits	573	234
Valuation allowance	(58)	(108)

Total current deferred income tax asset	10,948	8,220

Net current deferred income tax asset	8,862	6,238

Total deferred income tax liability	$40,085	$58,143

As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits. There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statutes of limitations. The Company is open to federal and state tax audits until the applicable statutes of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2009. For the majority of states where the Company has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2008. The Company’s foreign net operating losses begin expiring in 2015.

4. Shareholders’ Equity

Through December 31, 2012, the Company had announced authorizations by its Board of Directors of six separate plans to repurchase shares of common stock, which in the aggregate authorized expenditures of up to $600 million. The shares may be purchased from time to time in open market transactions, subject to market conditions.

On November 20, 2012 the Company entered into a privately negotiated accelerated share repurchase transaction (“ASR”) to repurchase $25,000 of its common stock. The Company advanced $25,000 on

November 20, 2012 and received 65 shares, which represented 70% of the total number of shares to be repurchased calculated using the closing price on November 20, 2012. The final number of shares to be repurchased under the ASR will be determined on the volume-weighted average share price of the Company’s common stock over a specified period. The ASR will be completed during the first quarter of 2013.

The shares of common stock repurchased under authorized programs, including the ASR, were 686, 220 and 828 for a total cost of $206,394, $63,508 and $115,885 during 2012, 2011 and 2010, respectively. As of December 31, 2012, $100,179 was available to be repurchased under the authorized programs. Treasury shares totaling 3,819 are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors.

On February 5, 2013, the Company announced that its Board of Directors authorized the repurchase of up to an additional $100 million to repurchase shares of common stock.

During 2012 and 2010, shares of common stock were netted and surrendered as payment for applicable tax withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. In the year ended 2012, the Company repurchased 28 shares for a total cost of $10,698, and in the year ended 2010, the Company repurchased 67 shares for a total cost of $10,717.

5. Stock Based Compensation

The Company issues shares pursuant to the Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan (the “2011 Incentive Plan”). Shares issued prior to the 2011 Incentive Plan were issued subject to previous stock plans. For purposes of counting the shares remaining available under the 2011 Incentive Plan, each share issuable pursuant to outstanding full value awards, such as restricted stock units and performance shares, will count as two shares used, whereas each share underlying a stock appreciation right or stock option will count as one share used. Under the 2011 Incentive Plan, 3,360 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 2,760 represent shares that were authorized for issuance but not issued at December 31, 2012. The 2011 Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted, to determine the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for stock awards granted under the 2011 Incentive Plan cannot be less than fair market value at the date of grant.

The Company granted stock options prior to 2008, and has granted stock only stock appreciation rights (“SOSARs”) since that time. SOSARs vest equally over two and three years and expire after seven years. Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. Compensation expense on performance shares, which is based on the quantity of awards the Company has determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Stock-based compensation expense, including options, SOSARs and stock awards, was $66,274 ($40,361 net of tax) in 2012, $42,965 ($26,166 net of tax) in 2011 and $22,280 ($13,713 net of tax) in 2010. During the first quarter of 2012, the Company increased its estimate of the number of non-vested stock awards subject to performance conditions that are probable of vesting, which resulted in a cumulative adjustment to expense of $5,578 ($3,397 net of tax and $0.11 impact to basic and diluted earnings per share for 2012). For the years ended December 31, 2012, 2011 and 2010, $1,998, $1,583 and $899, respectively, of stock-based compensation expense was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

The tables below summarize the option and SOSAR activity under the stock incentive plans (in thousands, except years and per share data):

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	1,486	$157.07	1,451	$82.56	1,245	$66.08
Granted	617	$371.70	587	$268.73	561	$104.23
Exercised	(592)	$80.31	(536)	$76.78	(325)	$56.95
Forfeited	(62)	$274.25	(16)	$173.05	(28)	$84.60
Expired	—	$—	—	$—	(2)	$22.00

Outstanding, end of year	1,449	$274.92	1,486	$157.07	1,451	$82.56

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	1,449	$274.92	5.3	$76,791
Vested and expected to vest as of December 31, 2012	1,422	$273.70	5.3	$76,444
Exercisable as of December 31, 2012	68	$139.05	3.9	$11,754

The SOSARs granted during 2012 include 191 SOSARs that contain performance conditions. The total intrinsic value of options and SOSARs exercised during the years ended December 31, 2012, 2011 and 2010 was $183,097, $113,752 and $32,957. Unearned compensation as of December 31, 2012 was $40,752 for options and SOSAR awards, and is expected to be recognized over a weighted average period of 1.4 years.

A summary of non-vested stock award activity under the stock incentive plans is as follows (in thousands, except per share data):

	2012		2011		2010
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Outstanding, beginning of year	207	$153.40	205	$148.22	257	$71.03
Granted	1	$401.56	6	$272.28	118	$215.76
Vested	(83)	$55.92	(3)	$87.36	(166)	$78.85
Forfeited	(5)	$267.23	(1)	$53.36	(4)	$53.36

Outstanding, end of year	120	$218.34	207	$153.40	205	$148.22

At December 31, 2012, 111 of the outstanding non-vested stock awards were subject to both service and performance vesting conditions. The quantity of shares that ultimately vest is determined based on the cumulative cash flow from operations reached during the three year period ending on September 30, 2013. If the cumulative cash flow from operations during the three year period does not reach a specified level, no shares will vest. Unearned compensation as of December 31, 2012 was $6,671 for non-vested stock awards the Company has determined are probable of vesting, and is expected to be recognized over a weighted average period of 0.7 years. The fair value of shares earned as of the vesting date during the year ended December 31, 2012, 2011, and 2010 was $31,309, $961, and $25,369, respectively.

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value SOSAR awards granted for each year:

	2012	2011	2010
Risk-free interest rate	0.4%	1.6%	1.5%
Expected life (years)	3.4	3.4	3.4
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	39.1%	51.0%	51.1%
Weighted-average Black-Scholes fair value per share at date of grant	$104.97	$101.91	$39.52

The Company has not paid dividends to date and does not plan to pay dividends in the near future. The risk-free interest rate is based upon U.S. Treasury rates for instruments with similar terms. The volatility assumption was based on our historical data and implied volatility, and the expected life assumptions were based on our historical data.

6. Employee Benefit Plans

The Company maintains the Chipotle Mexican Grill 401(k) plan (the “401(k) Plan”). The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2012, 2011 and 2010, Company matching contributions totaled approximately $2,431, $2,039 and $1,734, respectively.

In February 2012, the Company began offering an employee stock purchase plan (“ESPP”). Under the ESPP, 250 shares of common stock have been authorized and reserved for issuances to eligible employees. Employees become eligible to contribute after one year of service with the Company and may contribute up to 15% of their base earnings, subject to an annual maximum dollar amount, toward the monthly purchase of the Company’s common stock. During 2012, there were 1 shares issued under the ESPP.

The Company also maintains the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2012 and 2011 were $10,037 and $6,802, respectively, and are included in other long-term liabilities in the consolidated balance sheet. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2012, 2011 and 2010, the Company made deferred compensation matches of $213, $179 and $156 respectively, to the Deferred Plan.

Prior to the first quarter of 2012, the Deferred Plan was unfunded, with all earnings and losses recorded in general and administrative expenses in the consolidated statement of income and comprehensive income. The total expense recognized related to the unfunded portion of the Deferred Plan including the matching contributions was $487, $20 and $610 for the years ended December 31, 2012, 2011 and 2010, respectively. During the first quarter of 2012, the Company elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs (quoted prices for identical assets in active markets), and the fair value of the investments in the rabbi trust was $10,037 as of December 31, 2012. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income and comprehensive income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the Deferred Plan liability. The Company recorded $240 of unrealized gains on investments held in the rabbi trust during twelve months ended December 31, 2012.

7. Leases

The Company generally operates its restaurants in leased premises. Lease terms for traditional shopping center or building leases generally include combined initial and option terms of 20-25 years. Ground leases generally include combined initial and option terms of 30-40 years. The option terms in each of these leases are typically in five-year increments. Typically, the lease includes rent escalation terms every five years including fixed rent escalations, escalations based on inflation indexes, and fair market value adjustments. Certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. The leases generally provide for the payment of common area maintenance, property taxes, insurance and various other use and occupancy costs by the Company. In addition, the Company is the lessee under non-cancelable leases covering certain offices.

Future minimum lease payments required under existing operating leases as of December 31, 2012 are as follows:

2013	$158,981
2014	161,042
2015	161,971
2016	162,451
2017	163,511
Thereafter	1,658,347

Total minimum lease payments	$2,466,303

Minimum lease payments have not been reduced by minimum sublease rentals of $6,099 due in the future under non-cancelable subleases.

Rental expense consists of the following:

	For the years ended December 31
	2012	2011	2010
Minimum rentals	$152,935	$130,827	$114,750
Contingent rentals	$1,917	$1,754	$1,602
Sublease rental income	$(1,623)	$(1,390)	$(1,227)

The Company has six sales and leaseback transactions. These transactions do not qualify for sale leaseback accounting because of the Company’s deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $3,529 as of December 31, 2012. The future minimum lease payments for each of the next five years and thereafter for deemed landlord financing obligations are as follows:

2013	$394
2014	394
2015	401
2016	421
2017	423
Thereafter	3,472

Total minimum lease payments	5,505
Less: Interest implicit in lease	(1,976)

Total deemed landlord financing	$3,529

8. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options, SOSARs and non-vested stock awards. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. SOSARs to purchase 360, 240 and 340 shares of common stock were excluded from the calculation of 2012, 2011 and 2010 diluted EPS, respectively, because they were anti-dilutive. In addition, 449, 224 and 60 stock awards subject to performance conditions were excluded from the 2012, 2011 and 2010 calculations of diluted EPS. The following table sets forth the computations of basic and dilutive earnings per share:

	Year ended December 31
	2012	2011	2010
Net income	$278,000	$214,945	$178,981
Shares:
Weighted average number of common shares outstanding	31,513	31,217	31,234
Dilutive stock options and SOSARs	254	497	422
Dilutive non-vested stock awards	16	61	79

Diluted weighted average number of common shares outstanding	31,783	31,775	31,735

Basic earnings per share	$8.82	$6.89	$5.73

Diluted earnings per share	$8.75	$6.76	$5.64

9. Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, commitment for food purchases, and corporate sponsorships. As of December 31, 2012, total purchase obligations were $126,218.

Litigation

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

In the individual Antoninetti action, the district court entered a ruling in which it found that although the Company’s counter height violated the ADA, the Company provided the plaintiff with an equivalent facilitation, and awarded attorney’s fees and minimal damages to the plaintiff. The Company and the plaintiff appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit, and on July 26, 2010, the appeals court entered a ruling finding that the Company violated the ADA and did not provide the plaintiff with an equivalent facilitation, and remanded the case to the district court. On March 21, 2012, the district court reaffirmed its original award of minimal damages to the plaintiff and denied further injunctive relief. On July 18, 2012, the district court ordered a final judgment awarding the plaintiff a portion of the attorney’s fees and costs originally sought, and on December 26, 2012, the court of appeals awarded the plaintiff additional attorney’s fees and costs for the appellate portion of the case.

In the purported class action cases, on August 28, 2012, the district court denied the plaintiffs’ motion for class certification. As a result, each plaintiff may only pursue claims against the Company in those cases on an individual basis. The plaintiff filed a motion for reconsideration of the decision on class certification, which was denied by the court on January 14, 2013.

The Company lowered the height of its serving line walls throughout California some time ago, which makes injunctive relief in these cases moot, and has the lower serving line walls in a significant majority of the Company’s restaurants outside of California as well. The Company will continue to vigorously defend the ongoing class action cases. Due to the possibility of further appeals and the uncertainties of litigation, it is not possible at this time to reasonably estimate any additional potential liability from those cases.

Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations

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

Shareholder Derivative Actions

On July 12, 2012, Ralph B. Richey filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of the Company’s Board of Directors breached their fiduciary duties in connection with employee work authorization compliance matters. On September 21, 2012, Joanne Nelson filed a shareholder derivative action in the same court alleging that the members of the Company’s Board of Directors and the Company’s Chief Financial Officer breached their fiduciary duties, caused waste of corporate assets, and were unjustly enriched in connection with employee work authorization compliance matters, as well as in connection with the Company’s alleged failure to disclose material information about the Company’s business results and prospects, and in connection with compensation paid to some of the Company’s officers. On October 4, 2012, Francis Schmitz filed a shareholder derivative action in the same court, making allegations substantially the same as those in the Nelson complaint. Each of these actions purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records, in part regarding the matters described above under “-Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations.” On January 17, 2013, these three shareholder derivative actions were consolidated by the court and will proceed as a single action. The Company intends to defend the cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.

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

10. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2012
	March 31	June 30	September 30	December 31
Revenue	$640,603	$690,932	$700,528	$699,161
Operating income	$102,224	$133,790	$117,663	$102,188
Net income	$62,664	$81,683	$72,300	$61,353
Basic earnings per share	$2.00	$2.58	$2.28	$1.96
Diluted earnings per share	$1.97	$2.56	$2.27	$1.95

	2011
	March 31	June 30	September 30	December 31
Revenue	$509,384	$571,561	$591,854	$596,749
Operating income	$74,821	$83,863	$98,010	$93,868
Net income	$46,382	$50,657	$60,433	$57,473
Basic earnings per share	$1.49	$1.63	$1.93	$1.84
Diluted earnings per share	$1.46	$1.59	$1.90	$1.81

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2012 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Chipotle Mexican Grill, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012. This report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited Chipotle Mexican Grill, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chipotle Mexican Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chipotle Mexican Grill, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 8, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of December 31, 2012. All options/SOSARs reflected are options to purchase common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)

Equity Compensation Plans Approved by Security Holders:	1,569,151	$274.92	3,009,564

Equity Compensation Plans Not Approved by Security Holders:	None.	N/A	None.

Total	1,569,151	$274.92	3,009,564

(1)	Includes shares issuable in connection with performance shares, which will be issued based on our achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options and SOSARs only.
(2)	Includes 2,760,418 shares remaining available under the Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan, and 249,146 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2012, all of the shares available for grant under the Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan may instead be issued in the form of restricted stock, restricted stock units, performance shares or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Date: February 8, 2013

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

Signature	Date	Title
/s/ STEVE ELLS Steve Ells	February 8, 2013	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ MONTGOMERY F. MORAN Montgomery F. Moran	February 8, 2013	Co-Chief Executive Officer (principal executive officer)

/s/ JOHN R. HARTUNG John R. Hartung	February 8, 2013	Chief Financial Officer (principal financial and accounting officer)

/s/ ALBERT S. BALDOCCHI Albert S. Baldocchi	February 8, 2013	Director

/s/ JOHN S. CHARLESWORTH John S. Charlesworth	February 4, 2013	Director

/s/ NEIL W. FLANZRAICH Neil W. Flanzraich	February 8, 2013	Director

/s/ PATRICK J. FLYNN Patrick J. Flynn	February 8, 2013	Director

/s/ DARLENE J. FRIEDMAN Darlene J. Friedman	February 8, 2013	Director

/s/ JEFFREY B. KINDLER Jeffrey B. Kindler	February 8, 2013	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Stock Certificate for Shares of Common Stock.(3)

10.1†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Cash Incentive Plan.(4)

10.2†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan.(5)

10.2.1†	Form of 2007 Stock Option Agreement.(6)

10.2.2†	Form of 2008 Stock Appreciation Rights Agreement.(7)

10.2.3†	Form of Board Restricted Stock Units Agreement.(8)

10.2.4†	Form of 2009 Stock Appreciation Rights Agreement.(9)

10.2.5†	Form of Performance Share Agreement.(5)

10.2.6†	Form of 2011 Stock Appreciation Rights Agreement.(5)

10.2.7†	Form of 2011 Performance-Based Stock Appreciation Rights Agreement.(5)

10.3†	Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan.(10)

10.3.1†	Form of Stock Appreciation Rights Agreement.(11)

10.3.2†	Form of Performance-Based Stock Appreciation Rights Agreement.(11)

10.3.3†	Amendment No. 1 to Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan.(3)

10.4	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders.(12)

10.5	Separation Agreement dated September 7, 2006 between Chipotle Mexican Grill, Inc. and McDonald’s Corporation.(13)

10.6†	Board Pay Policies.(14)

10.7†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(6)

10.7.1†	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(15)

10.7.2†	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(16)

10.9†	Form of Director and Officer Indemnification Agreement.(17)

10.10†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan.(3)

21.1	Subsidiaries of Chipotle Mexican Grill, Inc.

23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.).

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chairman and Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheet as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.

†-	denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
(2)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009 (File No. 001-32731).
(3)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 10, 2012 (File No. 001-32731).
(4)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2008 (File No. 001-32731).
(5)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 17, 2011 (File No. 001-32731).
(6)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007 (File No. 001-32731)
(7)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008 (File No. 001-32731)
(8)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on July 21, 2011 (File No. 001-32731).
(9)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009 (File No. 001-32731).
(10)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011 (File No. 001-32731).
(11)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on April 20, 2012 (File No. 001-32731).
(12)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006 (File No. 001-32731).
(13)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 8, 2006 (File No. 333-137177).
(14)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on July 27, 2010 (File No. 001-32731).
(15)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 1, 2007 (File No. 001-32731).
(16)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on October 31, 2007 (File No. 001-32731).
(17)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007 (File No. 001-32731).