Form 10-Q
period 2013-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2013-04-19
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 15, 2013 there were 30,910,619 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	March 31	December 31
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$346,930	$322,553
Accounts receivable, net of allowance for doubtful accounts of $1,185 and $1,187 as of March 31, 2013 and December 31, 2012, respectively	15,475	16,800
Inventory	11,431	11,096
Current deferred tax asset	9,382	8,862
Prepaid expenses and other current assets	31,723	27,378
Income tax receivable	—	9,612
Investments	160,573	150,306

Total current assets	575,514	546,607
Leasehold improvements, property and equipment, net	875,597	866,703
Long term investments	195,520	190,868
Other assets	44,100	42,550
Goodwill	21,939	21,939

Total assets	$1,712,670	$1,668,667

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$56,629	$58,700
Accrued payroll and benefits	44,779	71,731
Accrued liabilities	49,468	56,421
Income tax payable	31,240	—

Total current liabilities	182,116	186,852
Deferred rent	172,917	167,057
Deferred income tax liability	47,575	48,947
Other liabilities	21,971	19,885

Total liabilities	424,579	422,741

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2013 and December 31, 2012, respectively	—	—
Common stock $0.01 par value, 230,000 shares authorized, and 34,938 and 34,912 shares issued as of March 31, 2013 and December 31, 2012, respectively	349	349
Additional paid-in capital	834,262	816,612
Treasury stock, at cost, 4,005 and 3,819 common shares at March 31, 2013 and December 31, 2012, respectively	(572,483)	(521,518)
Accumulated other comprehensive income (loss)	(80)	1,024
Retained earnings	1,026,043	949,459

Total shareholders’ equity	1,288,091	1,245,926

Total liabilities and shareholders’ equity	$1,712,670	$1,668,667

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31
	2013	2012
Revenue	$726,751	$640,603

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	239,589	206,590
Labor	171,469	151,985
Occupancy	47,620	40,509
Other operating costs	76,656	66,179
General and administrative expenses	44,211	49,334
Depreciation and amortization	22,936	20,084
Pre-opening costs	2,886	2,448
Loss on disposal of assets	1,340	1,250

Total operating expenses	606,707	538,379

Income from operations	120,044	102,224
Interest and other income, net	266	434

Income before income taxes	120,310	102,658
Provision for income taxes	(43,726)	(39,994)

Net income	$76,584	$62,664

Earnings per share:
Basic	$2.47	$2.00

Diluted	$2.45	$1.97

Weighted average common shares outstanding:
Basic	31,012	31,410

Diluted	31,229	31,846

Comprehensive income	$75,480	$63,347

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31
	2013	2012
Operating activities
Net income	$76,584	$62,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,936	20,084
Deferred income tax provision (benefit)	(1,923)	1,803
Loss on disposal of assets	1,340	1,250
Bad debt allowance	9	12
Stock-based compensation expense	15,387	20,240
Excess tax benefit on stock-based compensation	(1,869)	(68,392)
Other	177	78
Changes in operating assets and liabilities:
Accounts receivable	1,309	(710)
Inventory	(340)	(1,102)
Prepaid expenses and other current assets	(4,376)	(4,738)
Other assets	(1,588)	(9,946)
Accounts payable	773	2,909
Accrued liabilities	(33,893)	(31,435)
Income tax payable/receivable	42,721	29,260
Deferred rent	5,880	5,130
Other long-term liabilities	2,123	2,269

Net cash provided by operating activities	125,250	29,376

Investing activities
Purchases of leasehold improvements, property and equipment	(36,495)	(41,864)
Purchases of investments	(54,598)	(60,382)
Maturities of investments	39,500	—

Net cash used in investing activities	(51,593)	(102,246)

Financing activities
Acquisition of treasury stock	(50,965)	(27,011)
Proceeds from employee stock plan transactions	155	81
Excess tax benefit on stock-based compensation	1,869	68,392
Other financing payments	(35)	(33)

Net cash provided by (used in) financing activities	(48,976)	41,429

Effect of exchange rate changes on cash and cash equivalents	(304)	389
Net change in cash and cash equivalents	24,377	(31,052)
Cash and cash equivalents at beginning of period	322,553	401,243

Cash and cash equivalents at end of period	$346,930	$370,191

Supplemental disclosures of cash flow information
Decrease in purchases of leasehold improvements, property and equipment accrued in accounts payable	$2,813	$149

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has five restaurants in Canada, six in London, England, and one in Paris, France. As of March 31, 2013, the Company operated 1,458 restaurants, including one ShopHouse Southeast Asian Kitchen. The Company has transitioned the management of its operations from six regions to seven regions and has aggregated its operations to one reportable segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Certain amounts in prior periods have been reclassified to conform to the current year presentation. During the first quarter of 2013, the Company reclassified amounts related to lease financing liabilities from deemed landlord financing to other liabilities, and from current portion of deemed landlord financing to accrued liabilities. Such reclassifications did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

2. Adoption of New Accounting Principles

Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The adoption of ASU 2013-02 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

3. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments, all of which are classified as held-to-maturity, are carried at amortized cost, which approximates fair value. Investments consist of U.S. treasury notes and CDARS, certificates of deposit placed through an account registry service, with maturities up to approximately two years. Fair market value of U.S. treasury notes is measured using level 1 inputs (quoted prices for identical assets in active markets) and fair market value of CDARS is measured based on level 2 inputs (quoted prices for identical assets in markets that are not active).

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $11,830 and $10,037 as of March 31, 2013 and December 31, 2012, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the deferred plan liability. For the three months ended March 31, 2013 and 2012, the Company recorded $284 and $201, respectively, of unrealized gains on investments held in the rabbi trust.

4. Income Taxes

In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that will be reflected in the Company’s U.S. tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $3,275 was reflected in the provision for income taxes in the consolidated statement of income and comprehensive income during the three months ended March 31, 2013, benefitting the tax rate by 2.7% in the quarter.

5. Shareholders’ Equity

The Company has announced authorizations by its Board of Directors of repurchases of shares of common stock, which in the aggregate authorized expenditures of up to $700,000. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.

On November 20, 2012 the Company entered into a privately negotiated accelerated share repurchase transaction (“ASR”) to repurchase $25,000 of its common stock. The Company advanced $25,000 on November 20, 2012 and received 65 shares, which represented 70% of the total number of shares to be repurchased calculated using the closing price on November 20, 2012. The agreement was settled in February 2013, and the Company received an additional 22 shares, resulting in a weighted-average price per share of $287.20 for the ASR.

During the three months ended March 31, 2013, the shares of common stock repurchased under authorized programs, including the ASR, was 186 for a total cost of $50,965. The cumulative shares repurchased under authorized programs as of March 31, 2013 are 3,910 for a total cost of $551,068. As of March 31, 2013, $149,219 was available to repurchase shares under the current repurchase authorization. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

6. Stock-based Compensation

During the first quarter of 2013, the Company granted stock only stock appreciation rights (“SOSARs”) on 662 shares of its common stock to eligible employees, of which 191 include performance conditions. The grant date fair value of the SOSARs was $82.03 per share with an exercise price of $318.45 per share based on the closing price of common stock on the date of grant. The SOSARs (other than those subject to performance conditions) vest in two equal installments on the second and third anniversary of the grant date.

Total stock-based compensation expense was $15,655 ($9,534 net of tax) for the three months ended March 31, 2013, and was $20,760 ($12,659 net of tax) for the three months ended March 31, 2012. A portion of stock-based compensation totaling $268 and $520 for the three months ended March 31, 2013 and 2012, respectively, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the three months ended March 31, 2013, 54 options or SOSARs were exercised, and 22 options or SOSARs were forfeited.

7. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SOSARs and non-vested stock awards (collectively “stock awards”). For the three months ended March 31, 2013 and 2012, 678 and 257 stock awards, respectively, were excluded from the calculation of diluted EPS because they were anti-dilutive. In addition, 509 and 416 stock awards for the three months ended March 31, 2013 and 2012, respectively, were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended March 31
	2013	2012
Net income	$76,584	$62,664
Shares:
Weighted average number of common shares outstanding	31,012	31,410
Dilutive stock awards	217	436

Diluted weighted average number of common shares outstanding	31,229	31,846

Basic earnings per share	$2.47	$2.00

Diluted earnings per share	$2.45	$1.97

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

Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations

Following an inspection during 2010 by the U.S. Department of Homeland Security, or DHS, of the work authorization documents of the Company’s restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS, or ICE, issued to the Company a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding the Company’s review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. The Company approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, the Company was also requested by DHS to provide the work authorization documents of restaurant employees in the District of Columbia and Virginia, and the Company provided the requested documents in January 2011, and subsequently received additional requests for work authorization documents covering a small number of individual restaurants as well. In April 2011, the Company also received notice from the office of the U.S. Attorney for the District of Columbia that it is conducting an investigation into these matters through its criminal division. In April 2013 the civil division of the U.S. Attorney’s Office for the District of Columbia requested work authorization documents for all of the Company’s employees since 2007, plus employee lists and other documents concerning work authorization. The Company believes its practices with regard to the work authorization of its employees, including the review and retention of work authorization documents, are in compliance with applicable law. However, the termination of large numbers of employees in a short period of time does disrupt restaurant operations and results in a temporary increase in labor costs as new employees are trained.

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

Shareholder Derivative Actions

On July 12, 2012, Ralph B. Richey filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of the Company’s Board of Directors breached their fiduciary duties in connection with employee work authorization compliance matters. On September 21, 2012, Joanne Nelson filed a shareholder derivative action in the same court alleging that the members of the Company’s Board of Directors and the Company’s Chief Financial Officer breached their fiduciary duties, caused waste of corporate assets, and were unjustly enriched in connection with employee work authorization compliance matters, as well as in connection with the Company’s alleged failure to disclose material information about the Company’s business results and prospects, and in connection with compensation paid to some of the Company’s officers. On October 4, 2012, Francis Schmitz filed a shareholder derivative action in the same court, making allegations substantially the same as those in the Nelson complaint. Each of these actions purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records, in part regarding the matters described above under “-Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations.” On January 17, 2013, these three shareholder derivative actions were consolidated by the court and will proceed as a single action. On March 20, 2013, an amended and consolidated complaint for the cases was filed by plaintiff Saleem Mohammed. The Company intends to defend the cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of the number and type of restaurants we intend to open, potential changes in comparable restaurant sales, statements regarding possible menu price increases, projections of food cost trends and marketing spending, discussion of possible stock repurchases, and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1.A of this report.

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

2013 Highlights

Restaurant Development. As of March 31, 2013, we had 1,458 restaurants, of which 1,446 were located throughout the United States, five in Canada, six in London, England, and one in Paris, France. Our restaurants include one ShopHouse Southeast Asian Kitchen, our new concept serving Asian inspired cuisine. New restaurants have contributed substantially to our revenue growth. We opened 48 restaurants during the three months ended March 31, 2013. We expect to open 165 to 180 restaurants in 2013, including any new ShopHouse restaurants.

Sales Growth. Average restaurant sales were $2.105 million as of March 31, 2013. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increased 1.0% for the first three months of 2013. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. Comparable restaurant sales increases in the first three months of 2013 were driven primarily by an increase in customer visits and the impact of menu price increases in the Pacific region in March 2012. Comparable restaurant sales were negatively impacted in 2013 due to the first quarter of 2012 having two more days of sales than the first quarter of 2013 as a result of leap day as well as the Easter holiday falling in the first quarter of 2013 instead of the second quarter, as in 2012. Taking into account the loss of the benefit of menu price increases from previous years, our recent transaction trends, as well as ongoing consumer and economic uncertainty, we expect our full year comparable restaurant sales increases in 2013 to be flat or low single digit increases assuming we do not increase menu prices.

Food With Integrity. In all of our restaurants, we endeavor to serve only meats that were raised without the use of subtherapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. In addition, a portion of some of the produce items we serve is organically grown, or sourced locally when in season (by which we mean within 350 miles of our restaurant), and a portion of the beans we serve is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. The sour cream and cheese we buy is made with milk that comes from cows that are not given rBGH. Milk used to make much of our cheese and sour cream is sourced from dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows. We will continue to search for quality ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised beef for periods during the first quarter of 2013 and some are continuing to serve conventionally raised beef, and more of our restaurants may periodically serve conventionally raised meats in the future due to additional supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so that customers can avoid those meats if they choose to do so.

Our food costs increased as a percentage of revenue in the first quarter of 2013 as compared to the first quarter of 2012 as a result of inflationary pressures on many of our ingredients, particularly salsa ingredients and other produce, as well as dairy and chicken. This increase was partially offset by the impact of menu price increases in the Pacific region in March 2012, as well as relief in avocado prices. We expect that food cost inflation will continue in 2013 and that our food costs as a percentage of revenue will increase. If food inflation continues to pressure food costs, we may, after taking into account the general economic environment, consumer confidence, and our sales trends, raise menu prices later in 2013.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors we purchased stock with an aggregate total repurchase price of $51.0 million during the first quarter of 2013. As of March 31, 2013, $149.2 million was available to be repurchased under the current repurchase authorizations. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

On November 20, 2012, we entered into a privately negotiated accelerated share repurchase transaction (“ASR”) to repurchase $25 million of our common stock. We advanced the $25 million upon commencement of the transaction and received 65,187 shares, which represented 70% of the total number of shares to be repurchased calculated using the closing price on the commencement date. The agreement was settled in February 2013, and we received an additional 21,860 shares, resulting in a weighted-average price per share of $287.20 for the ASR.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended March 31
	2013	2012
Beginning of period	1,410	1,230
Openings	48	32
Relocations	—	—

Total restaurants at end of period	1,458	1,262

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended March 31		% increase
	2013	2012
	(dollars in millions)
Revenue	$726.8	$640.6	13.4%
Average restaurant sales	$2.105	$2.072	1.6%
Comparable restaurant sales increases	1.0%	12.7%
Number of restaurants as of the end of the period	1,458	1,262	15.5%
Number of restaurants opened in the period,net of relocations	48	32

The significant factors contributing to our increase in revenue were new restaurant openings and comparable restaurant sales increases. Revenue from restaurants not in the comparable restaurant base contributed $80.8 million of the increase, of which $11.5 million was attributable to restaurants opened in 2013. Comparable restaurant sales increases contributed $5.6 million of the increase in revenue, primarily due to increases in customer visits, and the impact of menu price increases in the Pacific region in March 2012.

Food, Beverage and Packaging Costs

	For the three months ended March 31		% increase
	2013	2012
	(dollars in millions)
Food, beverage and packaging	$239.6	$206.6	16.0%
As a percentage of revenue	33.0%	32.2%

Food, beverage and packaging costs increased as a percentage of revenue due to inflation on many of our food items, including salsa ingredients and other produce, as well as dairy and chicken. These increases were partially offset by the impact of menu price increases in the Pacific region in March 2012, as well as relief in avocado prices. We expect that food cost inflation will continue in 2013 and that our food costs as a percent of revenue will continue to increase.

Labor Costs

	For the three months ended March 31		% increase
	2013	2012
	(dollars in millions)
Labor costs	$171.5	$152.0	12.8%
As a percentage of revenue	23.6%	23.7%

Labor costs as a percentage of revenue remained relatively consistent.

Occupancy Costs

	For the three months ended March 31		% increase
	2013	2012
	(dollars in millions)
Occupancy costs	$47.6	$40.5	17.6%
As a percentage of revenue	6.6%	6.3%

Occupancy costs increased as a percentage of revenue primarily due to impact of two fewer days of sales in 2013 compared to 2012.

Other Operating Costs

	For the three months ended March 31		% increase
	2013	2012
	(dollars in millions)
Other operating costs	$76.7	$66.2	15.8%
As a percentage of revenue	10.5%	10.3%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs increased as a percentage of revenue due primarily to higher spend on marketing and promotion and other restaurant service costs. We expect to increase marketing and promotional spend during the remainder of 2013, resulting in greater other operating costs as a percentage of revenue for the remainder of 2013.

General and Administrative Expenses

	For the three months ended March 31		% decrease
	2013	2012
	(dollars in millions)
General and administrative expense	$44.2	$49.3	-10.4%
As a percentage of revenue	6.1%	7.7%

The decrease in general and administrative expenses primarily resulted from a decrease in non-cash stock-based compensation expense, due to the inclusion during the three months ended March 31, 2012 of additional expense of $5.6 million related to non-vested stock awards subject to performance conditions, as well as from a decrease of $2.9 million in the employer portion of taxes paid primarily from fewer stock award exercises and vesting during 2013 as compared to 2012. This decrease was partially offset by increased costs as we grew.

Depreciation and Amortization

	For the three months ended March 31		% increase
	2013	2012
	(dollars in millions)
Depreciation and amortization	$22.9	$20.1	14.2%
As a percentage of revenue	3.2%	3.1%

The increase in depreciation and amortization in dollar terms was primarily due to restaurants opened in 2013 and 2012. Depreciation and amortization remained consistent as a percentage of revenue.

Provision for Income Taxes

	For the three months ended March 31		% increase
	2013	2012
	(dollars in millions)
Provision for income taxes	$43.7	$40.0	9.3%
Effective tax rate	36.3%	39.0%

We expect our 2013 estimated annual effective tax to be 38.5% compared to 39.3% for 2012. Congress extended certain tax credits in January 2013 that impacted the 2013 annual effective tax rate favorably by 1.1%. The favorable annual tax rate impact includes 0.6% related to the estimated federal tax credit benefit in 2012 and 0.5% related to the estimated federal tax credit benefit in 2013. These benefits were partially offset by a higher state tax rate and foreign losses. The 2012 estimated federal tax credits were recorded in the first quarter of 2013 benefitting the tax rate by 2.7% in the quarter.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $703.0 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of March 31, 2013 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changing Interest Rates

We’re exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2013, we had $484.6 million in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $205.1 million accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.29%.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2013 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 8 “Commitments and Contingencies” in our notes to condensed consolidated financial statements included in Item 1. “Financial Statements and Supplementary Data.”

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2013.

	Total Number of Shares Purchased(1)		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January	63,200		$297.95		63,200		$81,348,939
Purchased 1/1 through 1/31
February	72,860	(2)	$323.07	(2)	72,860	(2)	$165,309,867
Purchased 2/1 through 2/28
March	50,000		$321.81		50,000		$149,219,290
Purchased 3/1 through 3/31
Total	186,060		$314.20		186,060		$149,219,290

(1)	Shares were repurchased pursuant to repurchase programs announced on October 18, 2012 and November 20, 2012. Repurchases under each program were and are limited to $100 million in total repurchase price, and there is no expiration date. The $100 million repurchase program announced in November 2012 included $25 million conducted through a privately negotiated accelerated share repurchase transaction (“ASR”) that was settled in February 2013, with the remaining $75 million being added to an existing open–market repurchase agreement. Authorization of any ongoing repurchase program may be modified, suspended, or discontinued at any time.
(2)	Includes 21,860 shares that were delivered in settlement of the ASR, resulting in a weighted-average price per share of $287.20 for the ASR.
(3)	This column reflects the addition in February of another $100 million in authorized repurchases announced on February 5, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/S/ JOHN R. HARTUNG

Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: April 18, 2013

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Common Stock.*

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2013 (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013; and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).