Form 10-Q
period 2013-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2013-07-19
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 15, 2013 there were 30,869,464 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	June 30	December 31
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$281,632	$322,553
Accounts receivable, net of allowance for doubtful accounts of $1,215 and $1,187 as of June 30, 2013 and December 31, 2012, respectively	14,961	16,800
Inventory	11,270	11,096
Current deferred tax asset	10,045	8,862
Prepaid expenses and other current assets	34,938	27,378
Income tax receivable	—	9,612
Investments	202,164	150,306

Total current assets	555,010	546,607
Leasehold improvements, property and equipment, net	895,819	866,703
Long term investments	290,284	190,868
Other assets	45,879	42,550
Goodwill	21,939	21,939

Total assets	$1,808,931	$1,668,667

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$63,305	$58,700
Accrued payroll and benefits	69,564	71,731
Accrued liabilities	46,013	56,421
Income tax payable	3,825	—

Total current liabilities	182,707	186,852
Deferred rent	178,809	167,057
Deferred income tax liability	57,464	48,947
Other liabilities	22,508	19,885

Total liabilities	441,488	422,741

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2013 and December 31, 2012, respectively	—	—
Common stock $0.01 par value, 230,000 shares authorized, and 34,966 and 34,912 shares issued as of June 30, 2013 and December 31, 2012, respectively	350	349
Additional paid-in capital	855,893	816,612
Treasury stock, at cost, 4,090 and 3,819 common shares at June 30, 2013 and December 31, 2012, respectively	(602,583)	(521,518)
Accumulated other comprehensive income (loss)	(113)	1,024
Retained earnings	1,113,896	949,459

Total shareholders’ equity	1,367,443	1,245,926

Total liabilities and shareholders’ equity	$1,808,931	$1,668,667

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Revenue	$816,786	$690,932	$1,543,537	$1,331,535

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	270,510	221,517	510,099	428,107
Labor	185,804	159,895	357,273	311,880
Occupancy	48,564	41,758	96,184	82,267
Other operating costs	86,296	66,353	162,952	132,532
General and administrative expenses	50,952	42,295	95,163	91,629
Depreciation and amortization	23,597	20,543	46,533	40,627
Pre-opening costs	3,246	3,306	6,132	5,754
Loss on disposal of assets	1,399	1,475	2,739	2,725

Total operating expenses	670,368	557,142	1,277,075	1,095,521

Income from operations	146,418	133,790	266,462	236,014
Interest and other income, net	330	377	596	811

Income before income taxes	146,748	134,167	267,058	236,825
Provision for income taxes	(58,895)	(52,484)	(102,621)	(92,478)

Net income	$87,853	$81,683	$164,437	$144,347

Earnings per share:

Basic	$2.84	$2.58	$5.31	$4.57

Diluted	$2.82	$2.56	$5.27	$4.53

Weighted average common shares outstanding:
Basic	30,901	31,696	30,956	31,553

Diluted	31,176	31,951	31,202	31,899

Comprehensive income	$87,820	$80,625	$163,300	$143,972

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30
	2013	2012
Operating activities
Net income	$164,437	$144,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,533	40,627
Deferred income tax provision (benefit)	7,301	(1,659)
Loss on disposal of assets	2,739	2,725
Bad debt allowance	39	185
Stock-based compensation expense	34,333	37,677
Excess tax benefit on stock-based compensation	(4,251)	(73,652)
Other	262	207
Changes in operating assets and liabilities:
Accounts receivable	1,795	(2,147)
Inventory	(181)	(1,593)
Prepaid expenses and other current assets	(7,596)	(6,893)
Other assets	(3,365)	(10,213)
Accounts payable	6,078	4,899
Accrued liabilities	(12,551)	(12,705)
Income tax payable/receivable	17,688	34,964
Deferred rent	11,794	11,446
Other long-term liabilities	2,698	2,660

Net cash provided by operating activities	267,753	170,875

Investing activities
Purchases of leasehold improvements, property and equipment	(80,130)	(90,332)
Purchases of investments	(230,397)	(110,870)
Maturities of investments	78,750	—

Net cash used in investing activities	(231,777)	(201,202)

Financing activities
Acquisition of treasury stock	(81,065)	(39,597)
Proceeds from employee stock plan transactions	261	167
Excess tax benefit on stock-based compensation	4,251	73,652
Other financing payments	(70)	(65)

Net cash provided by (used in) financing activities	(76,623)	34,157

Effect of exchange rate changes on cash and cash equivalents	(274)	(276)
Net change in cash and cash equivalents	(40,921)	3,554
Cash and cash equivalents at beginning of period	322,553	401,243

Cash and cash equivalents at end of period	$281,632	$404,797

Supplemental disclosures of cash flow information
Increase (decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(1,432)	$4,687

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has five restaurants in Canada, six in London, England, and one in Paris, France. As of June 30, 2013, the Company operated 1,502 restaurants, including two ShopHouse Southeast Asian Kitchen restaurants. The Company manages its operations based on seven regions and has aggregated its operations to one reportable segment.

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

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $12,091 and $10,037 as of June 30, 2013 and December 31, 2012, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the deferred plan liability. The Company recorded $147 of unrealized losses on investments held in the rabbi trust during the three months ended June 30, 2013, and $138 of unrealized gains on investments held in the rabbi trust during the six months ended June 30, 2013. The Company recorded $292 and $91 of unrealized losses on investments held in the rabbi trust during the three and six months ended June 30, 2012, respectively.

4. Income Taxes

In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that will be reflected in the Company’s U.S. tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $3,275 was reflected in the provision for income taxes in the consolidated statement of income and comprehensive income during the first quarter of 2013.

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

During the six months ended June 30, 2013 the shares of common stock repurchased under authorized programs, including the ASR, was 270 for a total cost of $80,612. The cumulative shares repurchased under authorized programs as of June 30, 2013 are 3,993 for a total cost of $580,715. As of June 30, 2013, $119,575 was available to repurchase shares under the current repurchase authorization. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

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

Total stock-based compensation expense was $19,243 and $34,898 ($11,704 and $21,225 net of tax) for the three and six months ended June 30, 2013, respectively, and was $18,045 and $38,805 ($11,004 and $23,663 net of tax) for the three and six months ended June 30, 2012, respectively. A portion of stock-based compensation totaling $297 and $565 for the three and six months ended June 30, 2013, and $608 and $1,128 for the three and six months ended June 30, 2012, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the six months ended June 30, 2013, 93 options or SOSARs were exercised, 42 SOSARs were forfeited, and 6 non-vested stock awards vested.

7. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SOSARs and non-vested stock awards (collectively “stock awards”). For the three and six months ended June 30, 2013, 883 and 781 stock awards were excluded from the calculation of diluted EPS, and for the three and six months ended June 30, 2012, 365 and 311 stock awards, were excluded from the calculation of diluted EPS because they were anti-dilutive. In addition, 437 and 473 stock awards for the three and six months ended June 30, 2013 and 492 and 454 stock awards for the three and six months ended June 30, 2012 were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Net income	$87,853	$81,683	$164,437	$144,347
Shares:
Weighted average number of common shares outstanding	30,901	31,696	30,956	31,553
Dilutive stock awards	275	255	246	346

Diluted weighted average number of common shares outstanding	31,176	31,951	31,202	31,899

Basic earnings per share	$2.84	$2.58	$5.31	$4.57

Diluted earnings per share	$2.82	$2.56	$5.27	$4.53

8. Commitments and Contingencies

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

Shareholder Derivative Actions

On July 12, 2012, Ralph B. Richey filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of the Company’s Board of Directors breached their fiduciary duties in connection with employee work authorization compliance matters. On September 21, 2012, Joanne Nelson filed a shareholder derivative action in the same court alleging that the members of the Company’s Board of Directors and the Company’s Chief Financial Officer breached their fiduciary duties, caused waste of corporate assets, and were unjustly enriched in connection with employee work authorization compliance matters, as well as in connection with the Company’s alleged failure to disclose material information about the Company’s business results and prospects, and in connection with compensation paid to some of the Company’s officers. On October 4, 2012, Francis Schmitz filed a shareholder derivative action in the same court, making allegations substantially the same as those in the Nelson complaint. Each of these actions purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records, in part regarding the matters described above under “-Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations.” On January 17, 2013, these three shareholder derivative actions were consolidated by the court and will proceed as a single action. On March 20, 2013, an amended and consolidated complaint for the cases was filed by plaintiff Saleem Mohammed. On May 22, 2013, the Company filed a motion to dismiss the consolidated cases, and a ruling on the motion remains pending. The Company intends to defend the cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.

Shareholder Class Actions

On August 16, 2012, City of Dania Beach Police & Firefighters Retirement System filed a complaint in the U.S. District Court for the District of Colorado on behalf of a purported class of purchasers of shares of the Company’s common stock between February 1, 2012 and July 19, 2012. On August 17, 2012, Sonia Kim filed a complaint in the U.S. District Court for the District of Colorado that was otherwise identical to the City of Dania Beach Police & Firefighters complaint. The complaints purported to state claims against the Company, each of its co-Chief Executive Officers and its Chief Financial Officer under Sections 10(b) and 20(a) of the Exchange Act and related rules and regulations, based on the Company’s alleged failure during the claimed class period to disclose material information about the Company’s business results and prospects. The lead plaintiff in the consolidated actions determined not to pursue the case, and joined with the Company in filing a stipulated dismissal of the case on July 3, 2013. As a result, these actions were terminated without any findings of liability or other adverse determinations related to the Company, its disclosures or any of its officers, and without any liability other than each party’s liability for its own attorney’s fees and costs.

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

2013 Highlights

Restaurant Development. As of June 30, 2013, we had 1,502 restaurants, of which 1,490 were located throughout the United States, five in Canada, six in London, England, and one in Paris, France. Our restaurants include two ShopHouse Southeast Asian Kitchen restaurants, our new concept serving Asian inspired cuisine. New restaurants have contributed substantially to our revenue growth. We opened 92 restaurants during the six months ended June 30, 2013. We expect to open 165 to 180 restaurants in 2013, including up to four additional ShopHouse restaurants.

Sales Growth. Average restaurant sales were $2.119 million as of June 30, 2013. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increased 3.4% for the first six months of 2013, and 5.5% for the second quarter of 2013. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. Comparable restaurant sales increases in the first six months of 2013 were driven primarily by an increase in customer visits; and comparable restaurant sales increases for the second quarter of 2013 were driven primarily by an increase in customer visits and one additional day of sales as Easter fell in the first quarter of 2013, instead of the second quarter as in 2012. Taking into account our recent transaction trends, we expect our full year comparable restaurant sales increases in 2013 to be in the low to mid-single digits.

During the first half of 2013, we launched our catering service in select markets, and we expect to offer catering in all of our Chipotle restaurants in the U.S. by the end of the year.

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

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised beef and chicken for periods during the first half of 2013 and some are continuing to serve conventionally raised beef, and more of our restaurants may periodically serve conventionally raised meats in the future due to additional supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so that customers can avoid those meats if they choose to do so.

Our food costs increased as a percentage of revenue for the first six months of 2013 as compared to 2012 as a result of inflationary pressures on many of our ingredients, particularly salsa ingredients due in part to tomatillo shortages in Mexico, as well as dairy and chicken, partially offset by relief in avocado prices, as well as the impact of purchasing more conventionally raised beef. We expect that food cost inflation will continue in 2013 and that our food costs as a percentage of revenue will increase modestly.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors we purchased stock with an aggregate total repurchase price of $80.6 million during the first six months of 2013. As of June 30, 2013, $119.6 million was available to be repurchased under the current repurchase authorizations. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended June 30		For the six months ended June 30
	2013	2012	2013	2012

Beginning of period	1,458	1,262	1,410	1,230
Openings	44	55	92	87
Relocations	—	(1)	—	(1)

Total restaurants at end of period	1,502	1,316	1,502	1,316

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Revenue	$816.8	$690.9	18.2%	$1,543.5	$1,331.5	15.9%
Average restaurant sales	$2.119	$2.106	0.6%	$2.119	$2.106	0.6%
Comparable restaurant sales increases	5.5%	8.0%		3.4%	10.2%
Number of restaurants as of the end of the period	1,502	1,316	14.1%	1,502	1,316	14.1%
Number of restaurants opened in the period, net of relocations	44	54		92	86

The significant factors contributing to our increase in revenue were new restaurant openings and comparable restaurant sales increases. Revenue for the three and six months ended June 30, 2013 from restaurants not in the comparable restaurant base contributed $88.7 million and $169.5 million of the increase in sales, respectively, of which $29.1 million and $40.6 million was attributable to restaurants opened in 2013. Comparable restaurant sales increases contributed $37.2 million of the increase in sales for the second quarter of 2013, and $42.8 million of the increase in sales for the first half of 2013. Comparable restaurant sales growth for the first half of 2013 was primarily due to increases in customer visits.

Food, Beverage and Packaging Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Food, beverage and packaging	$270.5	$221.5	22.1%	$510.1	$428.1	19.2%
As a percentage of revenue	33.1%	32.1%		33.0%	32.2%

Food, beverage and packaging costs increased as a percentage of revenue for the three and six months ended June 30, 2013 as a result of inflation on many of our food items, particularly salsa ingredients due in part to tomatillo shortages in Mexico, as well as dairy and chicken, partially offset by relief in avocado prices, as well as the impact of purchasing more conventionally raised beef.

Labor Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Labor costs	$185.8	$159.9	16.2%	$357.3	$311.9	14.6%
As a percentage of revenue	22.7%	23.1%		23.1%	23.4%

Labor costs as a percentage of revenue decreased in the three and six months ended June 30, 2013 primarily due to higher average restaurant sales and improvements in staffing leading to lower overtime hours.

Occupancy Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Occupancy costs	$48.6	$41.8	16.3%	$96.2	$82.3	16.9%
As a percentage of revenue	5.9%	6.0%		6.2%	6.2%

Occupancy costs as a percentage of revenue remained relatively consistent in the three and six months ended June 30, 2013.

Other Operating Costs

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Other operating costs	$86.3	$66.4	30.1%	$163.0	$132.5	23.0%
As a percentage of revenue	10.6%	9.6%		10.6%	10.0%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs increased as a percentage of revenue in the three and six months ended June 30, 2013 due primarily to higher spend on marketing and promotion.

General and Administrative Expenses

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
General and administrative expense	$51.0	$42.3	20.5%	$95.2	$91.6	3.9%
As a percentage of revenue	6.2%	6.1%		6.2%	6.9%

The increase in general and administrative expenses in dollar terms in the three months ended June 30, 2013 primarily resulted from increased payroll and bonus costs as we grew, increased legal costs, and increased non-cash stock-based compensation expense.

The increase in general and administrative expenses in dollar terms in the six months ended June 30, 2013 primarily resulted from increased payroll and bonus costs as we grew, and increased legal costs. These increases were offset by a decrease in non-cash stock-based compensation expense due to expenses in the first half of 2012 related to non-vested stock awards subject to performance conditions, as well as from a decrease in the employer portion of taxes paid, primarily from fewer stock award exercises and vesting during 2013 as compared to 2012.

Depreciation and Amortization

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Depreciation and amortization	$23.6	$20.5	14.9%	$46.5	$40.6	14.5%
As a percentage of revenue	2.9%	3.0%		3.0%	3.1%

The increase in depreciation and amortization in dollar terms was primarily due to restaurants opened in 2013 and 2012. Depreciation and amortization remained relatively consistent as a percentage of revenue.

Provision for Income Taxes

	For the three months ended June 30		% increase	For the six months ended June 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Provision for income taxes	$58.9	$52.5	12.2%	$102.6	$92.5	11.0%
Effective tax rate	40.1%	39.1%		38.4%	39.0%

We expect our 2013 estimated annual effective tax to be 38.9% compared to 39.3% for 2012. Congress extended certain tax credits in January 2013 that impacted the 2013 annual effective tax rate favorably by 1.1%. The favorable annual tax rate impact includes 0.6% related to the estimated federal tax credit benefit in 2012 and 0.5% related to the estimated federal tax credit benefit in 2013. These benefits were partially offset by non-recurring adjustments related to state income taxes in the second quarter, as well as a higher estimated state tax rate.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $774.1 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of June 30, 2013 we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We’re exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2013, we had $572.5 million in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $181.2 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.32%.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2013 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 8 “Commitments and Contingencies” in our notes to condensed consolidated financial statements included in Item 1. “Financial Statements and Supplementary Data.”

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2013.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April	39,956	(3)	$339.00	38,700	$136,127,773
Purchased 4/1 through 4/30
May	21,731		$369.73	21,731	$128,093,234
Purchased 5/1 through 5/31
June	23,500		$362.48	23,500	$119,574,911
Purchased 6/1 through 6/30
Total	85,187		$353.32	83,931	$119,574,911

(1)	Shares were repurchased pursuant to a repurchase program announced on November 20, 2012. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the ongoing repurchase program may be modified, suspended, or discontinued at any time.
(2)	This column reflects an additional $100 million in authorized repurchases announced on February 5, 2013. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.
(3)	Includes 1,256 shares of common stock that were surrendered by participants under the Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan as payment of applicable tax withholding on the vesting of shares of restricted stock units. Shares surrendered by the participants pursuant to the terms of that plan and the applicable award agreements are deemed repurchased by us, but are not part of publicly announced share repurchase programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: July 18, 2013

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.

3.3	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.**

4.1	Form of Stock Certificate for Common Stock.*

10.1	Chipotle Mexican Grill, Inc. 2014 Cash Incentive Plan

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2013 (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013; and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).