Form 10-Q
period 2013-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2013-10-18
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 14, 2013 there were 30,944,400 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	September 30 2013	December 31 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$308,076	$322,553
Accounts receivable, net of allowance for doubtful accounts of $1,200 and $1,187 as of September 30, 2013 and December 31, 2012, respectively	14,575	16,800
Inventory	12,509	11,096
Current deferred tax asset	9,829	8,862
Prepaid expenses and other current assets	34,696	27,378
Income tax receivable	—	9,612
Investments	224,097	150,306

Total current assets	603,782	546,607
Leasehold improvements, property and equipment, net	936,023	866,703
Long term investments	303,700	190,868
Other assets	45,988	42,550
Goodwill	21,939	21,939

Total assets	$1,911,432	$1,668,667

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$70,267	$58,700
Accrued payroll and benefits	60,406	71,731
Accrued liabilities	47,800	56,421
Income tax payable	1,225	—

Total current liabilities	179,698	186,852
Deferred rent	185,980	167,057
Deferred income tax liability	56,522	48,947
Other liabilities	23,490	19,885

Total liabilities	445,690	422,741

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2013 and December 31, 2012, respectively	—	—
Common stock $0.01 par value, 230,000 shares authorized, and 35,066 and 34,912 shares issued as of September 30, 2013 and December 31, 2012, respectively	351	349
Additional paid-in capital	885,891	816,612
Treasury stock, at cost, 4,131 and 3,819 common shares at September 30, 2013 and December 31, 2012, respectively	(619,173)	(521,518)
Accumulated other comprehensive income	1,398	1,024
Retained earnings	1,197,275	949,459

Total shareholders’ equity	1,465,742	1,245,926

Total liabilities and shareholders’ equity	$1,911,432	$1,668,667

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Revenue	$826,907	$700,528	$2,370,444	$2,032,063

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	277,503	228,566	787,602	656,673
Labor	188,709	162,655	545,982	474,535
Occupancy	50,128	43,777	146,312	126,044
Other operating costs	89,060	73,728	252,012	206,260
General and administrative expenses	52,726	48,606	147,889	140,235
Depreciation and amortization	24,618	21,362	71,151	61,989
Pre-opening costs	4,604	2,772	10,736	8,526
Loss on disposal of assets	2,405	1,399	5,144	4,124

Total operating expenses	689,753	582,865	1,966,828	1,678,386

Income from operations	137,154	117,663	403,616	353,677
Interest and other income, net	765	547	1,361	1,358

Income before income taxes	137,919	118,210	404,977	355,035
Provision for income taxes	(54,540)	(45,910)	(157,161)	(138,388)

Net income	$83,379	$72,300	$247,816	$216,647

Earnings per share:
Basic	$2.70	$2.28	$8.01	$6.86

Diluted	$2.66	$2.27	$7.93	$6.80

Weighted average common shares outstanding:
Basic	30,897	31,643	30,937	31,583

Diluted	31,296	31,846	31,234	31,881

Comprehensive income	$84,890	$73,260	$248,190	$217,232

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30
	2013	2012
Operating activities
Net income	$247,816	$216,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,151	61,989
Deferred income tax provision (benefit)	6,585	(5,792)
Loss on disposal of assets	5,144	4,124
Bad debt allowance	24	906
Stock-based compensation expense	50,622	52,252
Excess tax benefit on stock-based compensation	(17,694)	(74,576)
Other	403	367
Changes in operating assets and liabilities:
Accounts receivable	2,200	(7,059)
Inventory	(1,415)	(1,047)
Prepaid expenses and other current assets	(7,304)	(3,243)
Other assets	(3,428)	(10,867)
Accounts payable	3,389	8,368
Accrued liabilities	(19,966)	(12,626)
Income tax payable/receivable	28,531	44,137
Deferred rent	18,939	16,834
Other long-term liabilities	3,718	3,523

Net cash provided by operating activities	388,715	293,937

Investing activities
Purchases of leasehold improvements, property and equipment	(136,665)	(137,505)
Purchases of investments	(293,929)	(128,870)
Maturities of investments	106,750	—

Net cash used in investing activities	(323,844)	(266,375)

Financing activities
Acquisition of treasury stock	(97,655)	(82,561)
Proceeds from employee stock plan transactions	291	249
Excess tax benefit on stock-based compensation	17,694	74,576
Other financing payments	(106)	(99)

Net cash used in financing activities	(79,776)	(7,835)

Effect of exchange rate changes on cash and cash equivalents	428	179
Net change in cash and cash equivalents	(14,477)	19,906
Cash and cash equivalents at beginning of period	322,553	401,243

Cash and cash equivalents at end of period	$308,076	$421,149

Supplemental disclosures of cash flow information
Increase in purchases of leasehold improvements, property and equipment accrued in accounts payable	$8,181	$10,331

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants throughout the United States. The Company also has six restaurants in Canada, six in England, one in France, and one in Germany. As of September 30, 2013, the Company operated 1,539 restaurants, including three ShopHouse Southeast Asian Kitchen restaurants. The Company manages its operations based on seven regions and has aggregated its operations to one reportable segment.

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

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $12,771 and $10,037 as of September 30, 2013 and December 31, 2012, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the deferred plan liability. The Company recorded $289 and $427 of unrealized gains on investments held in the rabbi trust during the three and nine months ended September 30, 2013, respectively. The Company recorded $242 and $151 of unrealized gains on investments held in the rabbi trust during the three and nine months ended September 30, 2012, respectively.

4. Income Taxes

In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that were reflected in the Company’s U.S. tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $3,275 was reflected in the provision for income taxes in the consolidated statement of income and comprehensive income during the first quarter of 2013.

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

During the nine months ended September 30, 2013 shares of common stock repurchased under authorized programs, including the ASR, was 311 for a total cost of $97,202. The cumulative shares repurchased under authorized programs as of September 30, 2013 are 4,034 for a total cost of $597,305. As of September 30, 2013, $102,986 was available to repurchase shares under the current repurchase authorization. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

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

Total stock-based compensation expense was $16,567 and $51,465 ($10,069 and $31,280 net of tax) for the three and nine months ended September 30, 2013, respectively, and was $15,039 and $53,844 ($9,171 and $32,834 net of tax) for the three and nine months ended September 30, 2012. A portion of stock-based compensation totaling $278 and $843 for the three and nine months ended September 30, 2013, and $464 and $1,592 for the three and nine months ended September 30, 2012, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the nine months ended September 30, 2013, 245 options or SOSARs were exercised, 55 SOSARs were forfeited, and 6 non-vested stock awards vested.

7. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to stock options, SOSARs and non-vested stock awards (collectively “stock awards”). For the three and nine months ended September 30, 2013, 7 and 523 stock awards were excluded from the calculation of diluted EPS, and for the three and nine months ended September 30, 2012, 413 and 345 stock awards, were excluded from the calculation of diluted EPS because they were anti-dilutive. In addition, 287 and 411 stock awards for the three and nine months ended September 30, 2013 and 492 and 467 stock awards for the three and nine months ended September 30, 2012 were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Net income	$83,379	$72,300	$247,816	$216,647
Shares:
Weighted average number of common shares outstanding	30,897	31,643	30,937	31,583
Dilutive stock awards	399	203	297	298

Diluted weighted average number of common shares outstanding	31,296	31,846	31,234	31,881

Basic earnings per share	$2.70	$2.28	$8.01	$6.86

Diluted earnings per share	$2.66	$2.27	$7.93	$6.80

8. Commitments and Contingencies

Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations

Following an inspection during 2010 by the U.S. Department of Homeland Security, or DHS, of the work authorization documents of the Company’s restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS, or ICE, issued to the Company a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding the Company’s review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. The Company approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, the Company was also requested by DHS to provide the work authorization documents of restaurant employees in the District of Columbia and Virginia, and the Company provided the requested documents in January 2011, and subsequently received additional requests for work authorization documents covering all of the Company’s employees since 2007, plus employee lists and other documents concerning work authorization. The Company believes its practices with regard to the work authorization of its employees, including the review and retention of work authorization documents, are in compliance with applicable law. However, the termination of large numbers of employees in a short period of time does disrupt restaurant operations and results in a temporary increase in labor costs as new employees are trained.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of the number and timing of new restaurant openings, potential changes in comparable restaurant sales, statements regarding possible menu price increases, projections of food cost trends, discussion of possible stock repurchases, and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1.A of this report.

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

2013 Highlights

Restaurant Development. As of September 30, 2013, we had 1,539 restaurants, of which 1,525 were located throughout the United States, with an additional six in Canada, six in England, one in France, and one in Germany. Our restaurants include three ShopHouse Southeast Asian Kitchen restaurants, our new concept serving Asian inspired cuisine. New restaurants have contributed substantially to our revenue growth. We opened 129 restaurants during the nine months ended September 30, 2013, and we expect new restaurant openings for the full year to be at or above the high end of the range of 165 to 180 new restaurants we’ve previously announced. We also expect to open 180 to 195 new restaurants in 2014. We expect new restaurant openings for the remainder of 2013 and full year 2014 to include as many as five additional ShopHouse restaurants.

Sales Growth. Average restaurant sales were $2.140 million as of September 30, 2013. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increased 4.3% for the first nine months of 2013, and 6.2% for the third quarter of 2013. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. Comparable restaurant sales increases in the first nine months of 2013 were driven primarily by an increase in customer visits. Taking into account our recent transaction trends, we expect our full year comparable restaurant sales increases in 2013 to be in the mid-single digits, and we expect 2014 comparable restaurant sales to be in the low single digits assuming we do not increase menu prices. Based on continued food cost inflation as well as higher food costs as we transition to non-GMO ingredients as described below under “Food With Integrity,” we are now likely to increase menu prices at some point during 2014.

During the first nine months of 2013, we launched our catering service in select markets, and we expect to offer catering in most of our Chipotle restaurants in the U.S. by the end of the year.

Food With Integrity. In all of our restaurants, we endeavor to serve only meats that were raised without the use of subtherapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. We have begun to brand these meats as “Responsibly Raised™.” In addition, a portion of some of the produce items we serve is organically grown, or sourced locally when in season (by which we mean within 350 miles of our restaurant), and a portion of the beans we serve is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. The sour cream and cheese we buy is made with milk that comes from cows that are not given rBGH. Milk used to make much of our cheese and sour cream is sourced from dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows. Further, we disclose on our website which ingredients contain genetically modified organisms, or GMOs, and we are working to replace GMOs in our food with non-GMO ingredients. We will continue to search for quality ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

One of our primary goals is for all of our restaurants to serve meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised beef and chicken for periods during the first nine months of 2013, and some are continuing to serve conventionally raised beef, due to supply constraints for our Responsibly Raised meats. More of our restaurants may periodically serve conventionally raised meats in the future due to additional supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so that customers can avoid those meats if they choose to do so.

Our food costs increased as a percentage of revenue for the first nine months of 2013 as compared to 2012 as a result of inflationary pressures on many of our ingredients, particularly salsa ingredients, as well as dairy and chicken, partially offset by relief in avocado prices, as well as the impact of purchasing more conventionally raised beef. We expect that food cost inflation will persist and that our food costs as a percentage of revenue will increase modestly for the remainder of 2013, and we expect that food cost inflation will continue into 2014.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors we purchased stock with an aggregate total repurchase price of $97.2 million during the first nine months of 2013. As of September 30, 2013, $103.0 million was available to be repurchased under the current repurchase authorizations. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended September 30		For the nine months ended September 30
	2013	2012	2013	2012
Beginning of period	1,502	1,316	1,410	1,230
Openings	37	36	129	123
Relocations	—	(2)	—	(3)

Total restaurants at end of period	1,539	1,350	1,539	1,350

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Revenue	$826.9	$700.5	18.0%	$2,370.4	$2,032.1	16.7%
Average restaurant sales	$2.140	$2.119	1.0%	$2.140	$2.119	1.0%
Comparable restaurant sales increases	6.2%	4.8%		4.3%	8.3%
Number of restaurants as of the end of the period	1,539	1,350	14.0%	1,539	1,350	14.0%
Number of restaurants opened in the period,net of relocations	37	34		129	120

The significant factors contributing to our increase in revenue were new restaurant openings and comparable restaurant sales increases. Revenue for the three and nine months ended September 30, 2013 from restaurants not in the comparable restaurant base contributed $83.3 million and $252.8 million of the increase in sales, respectively, of which $47.1 million and $87.8 million was attributable to restaurants opened in 2013. Comparable restaurant sales increases contributed $43.1 million of the increase in sales for the third quarter of 2013, and $85.9 million of the increase in sales for the first nine months of 2013. Comparable restaurant sales growth for the first nine months of 2013 was primarily due to increases in customer visits.

Food, Beverage and Packaging Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Food, beverage and packaging	$277.5	$228.6	21.4%	$787.6	$656.7	19.9%
As a percentage of revenue	33.6%	32.6%		33.2%	32.3%

Food, beverage and packaging costs increased as a percentage of revenue for the three months ended September 30, 2013 as a result of inflation on many of our food items, particularly salsa ingredients, as well as dairy and chicken, and more expensive oils as we began converting from GMO soy oil to non-GMO sunflower and rice bran oils. The increase was partially offset by the impact of purchasing more conventionally raised beef due to supply constraints for our Responsibly Raised beef.

Food, beverage and packaging costs increased as a percentage of revenue for the nine months ended September 30, 2013 as a result of inflation on many of our food items, particularly salsa ingredients, as well as dairy, chicken and oils, partially offset by relief in avocado prices, as well as the impact of purchasing more conventionally raised beef due to supply constraints. We expect that food cost inflation will persist and that our food costs as a percentage of revenue will increase modestly for the remainder of 2013, and we expect that food cost inflation will continue into 2014.

Labor Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Labor costs	$188.7	$162.7	16.0%	$546.0	$474.5	15.1%
As a percentage of revenue	22.8%	23.2%		23.0%	23.4%

Labor costs as a percentage of revenue decreased in the three and nine months ended September 30, 2013 primarily due to the benefit of higher average restaurant sales.

Occupancy Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Occupancy costs	$50.1	$43.8	14.5%	$146.3	$126.0	16.1%
As a percentage of revenue	6.1%	6.2%		6.2%	6.2%

Occupancy costs as a percentage of revenue remained relatively consistent in the three and nine months ended September 30, 2013.

Other Operating Costs

	For the three months ended September 30		% increase	For the nine months ended September 30		% increase
	2013	2012		2013	2012
	(dollars in millions)
Other operating costs	$89.1	$73.7	20.8%	$252.0	$206.3	22.2%
As a percentage of revenue	10.8%	10.5%		10.6%	10.2%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs increased as a percentage of revenue in the three and nine months ended September 30, 2013 due primarily to higher spend on marketing and promotion. We expect marketing and promotion spend as a percentage of revenue to increase moderately in 2014.

General and Administrative Expenses

	For the three months ended September 30%			For the nine months ended September 30%
	2013	2012	increase	2013	2012	increase
	(dollars in millions)
General and administrative expense	$52.7	$48.6	8.5%	$147.9	$140.2	5.5%
As a percentage of revenue	6.4%	6.9%		6.2%	6.9%

The increase in general and administrative expenses in dollar terms in the three months ended September 30, 2013 primarily resulted from increased payroll and benefits costs as we grew, increased legal costs as well as non-cash stock-based compensation expense, partially offset by costs from our biennial All Manager’s Conference held during the third quarter of 2012.

The increase in general and administrative expenses in dollar terms in the nine months ended September 30, 2013 primarily resulted from increased payroll and benefits costs as we grew, and increased legal costs. These increases were partially offset by costs from our biennial All Manager’s Conference held during the third quarter of 2012, as well as by a decrease in non-cash stock-based compensation expense due to expenses in the first nine months of 2012 related to non-vested stock awards subject to performance conditions.

Depreciation and Amortization

	For the three months ended September 30%			For the nine months ended September 30%
	2013	2012	increase	2013	2012	increase
	(dollars in millions)
Depreciation and amortization	$24.6	$21.4	15.2%	$71.2	$62.0	14.8%
As a percentage of revenue	3.0%	3.0%		3.0%	3.1%

The increase in depreciation and amortization in dollar terms was primarily due to restaurants opened in 2013 and 2012. Depreciation and amortization remained relatively consistent as a percentage of revenue.

Provision for Income Taxes

	For the three months ended September 30%			For the nine months ended September 30%
	2013	2012	increase	2013	2012	increase
	(dollars in millions)
Provision for income taxes	$54.5	$45.9	18.8%	$157.2	$138.4	13.6%
Effective tax rate	39.5%	38.8%		38.8%	39.0%

We expect our 2013 estimated annual effective tax rate to be 38.9% compared to 39.3% for 2012. Congress extended certain tax credits in January 2013 that impacted the 2013 annual effective tax rate favorably by 1.1%. The favorable annual tax rate impact includes 0.6% related to the estimated federal tax credit benefit in 2012 and 0.5% related to the estimated federal tax credit benefit in 2013. These benefits were partially offset by non-recurring adjustments related to state income taxes in the first nine months of 2013, as well as a higher estimated state tax rate. Congress has not extended to 2014 the tax credits from which we benefitted in 2013, and as a result we estimate that our 2014 annual effective tax rate will increase to approximately 39.9%.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $835.9 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We’re exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2013, we had $611.2 million in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $219.1 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.33%.

Commodity Price Risks

We are also exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. However, a majority of the dollar value of goods purchased by us is effectively at spot prices. Generally our pricing protocols with suppliers can remain in effect for periods ranging from one to 18 months, depending on the outlook for prices of the particular ingredient. In several cases, we have minimum purchase obligations. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose not to increase menu prices at the same pace for competitive or other reasons.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2013 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 8 “Commitments and Contingencies” in our notes to condensed consolidated financial statements included in Item 1. “Financial Statements and Supplementary Data.”

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July	16,518	$388.46	16,518	$113,158,250
Purchased 7/1 through 7/31
August	14,698	$406.14	14,698	$107,188,791
Purchased 8/1 through 8/31
September	10,066	$417.50	10,066	$102,986,243
Purchased 9/1 through 9/30
Total	41,282	$401.84	41,282	$102,986,243

(1)	Shares were repurchased pursuant to a repurchase program announced on November 20, 2012. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the ongoing repurchase program may be modified, suspended, or discontinued at any time.
(2)	This column reflects an additional $100 million in authorized repurchases announced on February 5, 2013. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: October 17, 2013

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.**

3.3	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.***

4.1	Form of Stock Certificate for Common Stock.*

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2013 (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013; and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q filed on July 19, 2013 (File No. 001-32731).
***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).