Form 10-K
period 2013-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2014-02-05
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $7.10 billion, based on the closing price of the registrant’s common stock on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 30, 2014, there were 31,024,168 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2014 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013.

PART I

ITEM 1.	BUSINESS

General

Chipotle Mexican Grill, Inc. and its subsidiaries (“Chipotle”, the “Company”, or “we”) operate Chipotle Mexican Grill restaurants, which serve a focused menu of burritos, tacos, burrito bowls (a burrito without the tortilla) and salads, made using fresh ingredients. As of December 31, 2013, we operated 1,572 Chipotle restaurants throughout the United States, as well as seven in Canada, six in England, two in France, and one in Germany. Additionally, our restaurants include six ShopHouse Southeast Asian Kitchen restaurants, serving Asian-inspired cuisine, and we are an investor in a consolidated entity that owns and operates one Pizzeria Locale, a fast casual pizza concept, resulting in a total of 1,595 restaurants as of December 31, 2013. We focus on trying to find the highest quality ingredients we can to make great tasting food; on building a special people culture that is centered on creating a team of top performers empowered to achieve high standards; on building restaurants that are operationally efficient and aesthetically pleasing; and on doing all of this with increasing awareness and respect for the environment. We have grown substantially over the past five years, and expect to open between 180 and 195 additional restaurants in 2014, including a small number of ShopHouse and/or Pizzeria Locale restaurants.

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

We manage our operations and restaurants based on seven regions that aggregate into one reportable segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2013, 2012, and 2011, and our total assets as of December 31, 2013 and 2012, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data.” Substantially all of our revenues are generated and assets are located in the U.S. For a discussion of risks related to our international operations, see “Risks Related to Our Growth Strategy and Future Expansion—Our expansion into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors” in Item 1A, Risk Factors.

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

In all of our restaurants, we endeavor to serve only meats that were raised without the use of subtherapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. We brand these meats as “Responsibly RaisedTM.” One of our primary goals is for all of our restaurants to serve meats raised to meet our standards, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised beef and chicken for periods during 2013, and some are continuing to serve conventionally raised beef, due to supply constraints for our Responsibly Raised meats. More of our restaurants may periodically serve conventionally raised meats in the future due to additional supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant so that customers can avoid those meats if they choose to do so.

We also seek to use more sustainably grown produce, meaning produce grown by suppliers who we believe respect the environment and their employees. A portion of some of the produce items we serve is organically grown, and/or sourced locally while in season (by which we mean grown within 350 miles of the restaurant where it is served). A portion of our beans is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion, and help preserve the environment in which the beans are grown. Our commitment to Food With Integrity extends to the dairy products we serve as well. The sour cream and cheese we buy is made with milk that comes from cows that are not given rBGH (recombinant bovine growth hormone). Also, milk used to make much of our cheese and sour cream is sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows. Further, we disclose on our website which ingredients contain genetically modified organisms, or GMOs, and we are working to replace ingredients containing GMOs in our food (not including beverages) with non-GMO ingredients. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet containing GMOs. Because of the prevalence of GMOs in a number of important feed crops, most grains used as animal feed in the U.S. are genetically modified.

We do face challenges associated with pursuing Food With Integrity. There are higher costs and other risks associated with purchasing ingredients grown or raised with an emphasis on quality, environmental sustainability and other responsible practices. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed subtherapeutic antibiotics and for cattle that are not given growth hormones. Crops grown organically or using other responsible practices can take longer to grow and crop yields can be lower. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria for meat, dairy and produce ingredients. Given the costs associated with what we believe are responsible farming practices, many large suppliers have not found it economical to pursue business in this area. However, we believe that in addition to seeking great tasting and nutritious food, consumers are increasingly concerned about where their food comes from and how it is raised. And we believe that as consumers become more educated about better animal welfare and farming practices as well as social accountability, they will foster greater demand for sustainably grown foods in the long term. We believe that increased demand over the long term for the types of meat and produce items we strive to serve will continue to attract the interest and capital investment of larger farms and suppliers. We also understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing Food With Integrity with our desire to provide great food at reasonable prices. If we are able to continue growing while focusing on Food With Integrity, our sourcing flexibility should improve over time, though we expect that most of these ingredients and other raw materials will remain more expensive than conventionally raised, commodity-priced equivalents.

A Few Things, Thousands of Ways. Chipotle restaurants serve only a few things: burritos, burrito bowls, tacos and salads. But because customers can choose from four different meats, two types of beans and a variety of extras such as salsas, guacamole, cheese and lettuce, there’s enough variety to extend our menu to provide countless choices. We plan to keep a simple menu, but we’ll consider additions that we think make sense, such as the recent introduction in select markets of Sofritas, our new vegan protein option made with braised organic tofu. And if customers can’t find something on the menu that’s quite what they’re after, we encourage them to let us know. If we can make it from the ingredients we have, we’ll do it.

In preparing our food, we use stoves and grills, pots and pans, cutting knives, wire whisks and other kitchen utensils, walk-in refrigerators stocked with a variety of fresh ingredients, herbs and spices and dry goods such as rice. Ingredients we use include chicken and steak that is marinated and grilled in our restaurants, carnitas (seasoned and braised pork), barbacoa (spicy shredded beef) and vegetarian pinto and black beans. We add our rice, which is tossed with lime juice and freshly chopped cilantro, as well as freshly shredded cheese, sour cream, lettuce, peppers and onions, depending on each customer’s request. We use various herbs, spices and seasonings to prepare our meats and vegetables. We also provide a variety of extras such as guacamole, salsas and tortilla chips seasoned with fresh lime juice and kosher salt. In addition to sodas, fruit drinks and organic milk, most of our restaurants also offer a selection of beer and margaritas. Our food is prepared from scratch, with the majority prepared in our restaurants while some is prepared with the same fresh ingredients in larger batches in commissaries.

Food Served Fast … So That Customers Can Enjoy It Slowly. Our employees spend hours preparing our food on-site, but each customer order can be ready in seconds. Customers select exactly what they want and how they want it by speaking directly to the employees that prepared the food and are assembling the order. While we think that our customers return because of the great-tasting food, we also think that they like getting food served fast without having a typical “fast-food” experience. And while our restaurants often have lines, we try to serve customers as quickly as possible. We do this by focusing on what we call the “four pillars” of throughput. The four pillars are having a dedicated expeditor, who works just before the cashier to get drink and side orders and bag to-go orders; a dedicated linebacker, to make sure the serving line is stocked with all our ingredients so the employees on the line can focus on each customer’s order; proper mise en place; and ensuring that we have “aces in their places”, or the best employees at each position during all of our peak periods. When we do this our customers are served quickly without feeling rushed. We’ve even been able to serve more than 300 customers an hour at some locations. The natural flow of our restaurant layout, including the floor plan and the design of our serving line, are designed to make the food ordering process intuitive and, we believe, more efficient. And we constantly strive to improve the speed of service in all of our restaurants, so that we can accommodate more customers and larger orders without disrupting restaurant traffic. For instance, our restaurants accept orders by fax, online or through an iPhone or Android ordering application in order to provide a more convenient experience by allowing customers to avoid standing in line. By emphasizing speed of service without compromising the genuine interactions between our customers and our crews, and by continually making improvements to our restaurant operations, we believe that we can provide a high quality experience to more and more customers.

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

Restaurant Management and Operations

Culture of Top Performers. In addition to our focus on the food we serve, we have a similarly focused people culture with an emphasis on identifying, hiring and empowering top performing employees. We are committed to creating a performance based culture that leads to the best restaurant experience possible for our employees and our customers. The foundation of that culture starts with hiring the best people in our restaurants. We make an effort to hire employees who share a passion for food and who will operate our restaurants in a way that is consistent with our high standards, yet allows each of their unique personalities and strengths to contribute to our success. We believe we provide attractive career opportunities to crew and managers who are committed to work hard, provide great customer service and have the ability to lead and empower a team of top performers. We provide hands on, shoulder-to-shoulder training to develop the full potential of our restaurant employees. We are committed to developing our people and promoting from within, with about 85% of salaried management and about 96% of hourly management coming from internal promotions. Our best general managers, who run great restaurants and develop strong, empowered restaurant teams, are promoted to Restaurateur and in that role can earn bonuses for developing people. We’ve leveraged our outstanding Restaurateurs’ leadership by giving many Restaurateurs responsibility for mentoring one or more nearby restaurants. This provides an opportunity for Restaurateurs to develop field leadership roles one restaurant at a time. Restaurateurs who have shown they can successfully run four restaurants by developing teams of all top performers (including at least one Restaurateur), thereby creating a culture of high standards, constant improvement and empowerment in each of their restaurants, can be promoted to apprentice team leaders.

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

The Front Line is Key. Our restaurant and kitchen designs intentionally place crew members up front with customers to reinforce our focus on service, and our open kitchen design allows customers to see that we prepare our food fresh, each and every day. All of our restaurant employees are encouraged to interact with customers no matter their job, whether preparing food or serving customers during our busiest period. We focus on attracting and retaining people who can deliver that experience for each customer. We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way. We believe our focus on creating a positive and interactive experience helps build loyalty and enthusiasm for our brand among general managers, crew members and customers alike.

The Basics. Each restaurant typically has a general manager (a position we’ve characterized as the most important in the company), an apprentice manager (in more than three-quarters of our restaurants), one to three hourly service managers, one or two hourly kitchen managers and an average of 23 full and part-time crew members. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We tend to have more employees in our busier restaurants. We cross-train our people so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our general managers and crew members to welcome and interact with customers throughout the day. In addition to the employees serving our customers at each restaurant, we also have a field support system that includes apprentice team leaders, team leaders or area managers, team directors, executive team directors or regional directors, and restaurant support officers.

Supply Chain

Close Relationships with Suppliers. Maintaining the high levels of quality we expect in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our 23 independently owned and operated regional distribution centers purchase from various suppliers we carefully select based on quality and their understanding of our mission, and we seek to develop mutually beneficial long-term relationships with suppliers. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols, and our distribution centers purchase within the pricing guidelines and protocols we have established with the suppliers. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility and supply shortages, and we follow industry news, trade issues, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas) are purchased from a small number of suppliers.

Distribution Arrangements. Ingredients and other supplies are delivered to our restaurants by our independently owned and operated regional distribution centers.

Marketing

A great dining experience in our restaurants is our most powerful marketing of all. But there is still a need to introduce our brand to consumers, and to help them understand what makes Chipotle different than other restaurants. So we pay close attention to all of these details, monitoring customer sentiment and awareness of Chipotle and keeping our communications closely aligned with the ways our customers experience our brand. Our advertising and promotional programs, in-store communications, and other design elements all help to communicate something about what makes Chipotle different from other fast food companies. Whether it’s engaging with our company via social media, participating in our local events or simply eating a burrito at one of our restaurants, each interaction with a customer affords us an important opportunity to build our brand.

Our advertising has generally included print, outdoor, transit and radio ads, but we are also incorporating online advertising into the mix, and adding strategic promotions that demonstrate how Chipotle is different than other restaurant concepts, or that connect us to like-minded individuals or organizations. Beyond these traditional means, we are continuing to explore and pioneer new avenues of branded content aimed at educating consumers about issues that are important to us, and explaining why we are working to drive positive change in the nation’s food supply. In addition, we continue to generate considerable media coverage, with scores of publications writing favorably about our food, restaurant concept and business.

We also recognize the need for our marketing to evolve, much as we have evolved our food culture and our unique people culture. To this end, we have been developing more “owned media,” including new video and music programs, and a more visible event strategy that includes our “Cultivate” festivals of food, music and ideas, and participation in relevant events in markets around the country. Many of these newer programs allow us to tell our story with more nuance than is afforded by traditional advertising, and help forge stronger emotional connections with our customers. We are also increasing our use of digital, mobile, and social media to our overall marketing mix, giving customers greater opportunity to access Chipotle in ways that are convenient for them, and broadening our ability to engage with our customers individually.

Collectively, these efforts and our excellent restaurant teams have helped us create considerable word-of-mouth publicity, with our customers learning about us and telling others, allowing us to build awareness and loyalty with relatively low advertising expenditures, even in a competitive category, and to differentiate Chipotle as a company that is committed to doing the right things in every facet of our business.

Competition

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out and delivery services. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. Unlike us, a number of our competitors grow through franchising.

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

We believe we are well-positioned to continue to grow our market position in existing and new markets given current consumer trends, including increasing awareness and concern among consumers about what they eat and how it is prepared and the increasing prevalence of the fast-casual segment. Some of our competitors have formats that might resemble ours, but we believe that Chipotle has become one of the most recognized fast-casual restaurants and that we are known for our focus on having teams of top-performing employees prepare food using a variety of fresh ingredients in an open restaurant kitchen to create delicious food, as well as our commitment to “Food With Integrity”, which we think adds up to a high quality customer experience in our restaurants. We believe these elements represent significant competitive advantages in the segment in which we operate.

Restaurant Site Selection

We believe that site selection is critical to our success and thus we devote substantial time and effort to evaluating each potential location. Our site selection process includes the use of external real estate brokers with expertise in specific markets, taking direction from our internal team of real estate managers. Locations proposed by real estate managers are reviewed by development management and at times leaders from operations as part of a formal site ride, as well as in a written real estate package. We study the surrounding trade area, demographic and business information within that area, and available information on competitors. Based on this analysis, including utilization of predictive modeling using proprietary formulas, we determine projected sales and targeted return on investment. We have been successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, in regional malls and downtown business districts, free-standing buildings, food courts, and airports. Our new restaurant development activity has broadened to incorporate trade areas or restaurant sites in which we have little or no prior experience, including smaller or more economically mixed communities, highway sites, outlet centers, and on military sites.

ShopHouse Southeast Asian Kitchen and Pizzeria Locale

We believe that the fundamental principles on which our restaurants are based—finding the very best sustainably raised ingredients, prepared and cooked using classical methods in front of the customer, and served in an interactive format by special people dedicated to providing a great dining experience—can be adapted to cuisines other than the food we serve at Chipotle.

In order to see how our model works when we use different ingredients and a different style of food, we opened our first ShopHouse Southeast Asian Kitchen during 2011 and we opened five additional ShopHouse restaurants during 2013. ShopHouse serves a menu that, like at Chipotle, is focused; main dishes consist of rice or noodle bowls made with steak, chicken, meatballs made with pork and chicken, or tofu. Further, during 2013, we invested in a consolidated entity that owns and operates one Pizzeria Locale, a fast casual pizza concept serving a menu that includes classic pizzas and salads, from a selection of high-quality ingredients.

Notwithstanding our opening of ShopHouse and investment in Pizzeria Locale, and our plans in 2014 for a small number of additional ShopHouse and/or Pizzeria Locale restaurants, our immediate focus will remain on thoughtfully growing the Chipotle brand.

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

Information Systems

We use an integrated information system to manage the flow of information within each restaurant and between the restaurants and our corporate offices and which is accessible remotely by our field staff. This system includes a point-of-sales local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point-of-sales system is used to authorize, batch and transmit credit card transactions, to record employee time clock information, and to produce a variety of management reports. Select information that is captured from this system is transmitted to our corporate offices on a daily basis, which enables management to continually monitor operating results. We believe that our current point-of-sales systems will be an adequate platform to support our continued expansion. See “Risk Factors—General Business Risks—We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer and employee information” below for a discussion of certain risks associated with our point-of-sales systems.

Employees

As of December 31, 2013, we had about 45,340 employees, including about 3,740 salaried employees and about 41,600 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include our projections of the number of restaurants we expect to open in 2014, our expected comparable restaurant sales results during 2014, our expectations for food cost inflation and food costs as a percentage of revenue in 2014, statements about potential menu price increases in 2014, projections of restaurant development costs and other expenses, statements of our intention to open restaurants in one or more specified locations, statements regarding the potential impact of ongoing economic uncertainty on our business, statements about possible repurchases of our common stock, forecasts of marketing and promotional spending and general and administrative expenses as a percentage of revenue in 2014, and our projections of our effective tax rate for 2014, and other statements of our expectations and plans. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in this Item 1A. “Risk Factors,” and elsewhere in this report.

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

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants beginning in their 13th full month of operations) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. We expect comparable restaurant sales increases in 2014 to be in the low to mid-single digits, excluding any menu price increases, due in part to difficult comparisons with 2013.

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

Past declines in our comparable restaurant sales increases have significantly impacted our stock price. Beginning in the second quarter of 2012, prior to which we had been experiencing strong comparable restaurant sales growth momentum, our comparable restaurant sales increases decelerated and the price of our stock declined significantly in the wake of this deceleration, including a decline of nearly 22% on the trading day following our second quarter 2012 earnings release. Any future deceleration in or failure to meet market expectations for our comparable restaurant sales increases would likely result in another significant decline in the price of our common stock.

Increasing our sales and profitability depends substantially on our ability to open new restaurants in sites and on terms attractive to us, which is subject to many unpredictable factors.

There were 1,595 restaurants in operation as of December 31, 2013. We plan to increase the number of our restaurants significantly in the next three years, and plan to open between 180 and 195 new restaurants in 2014. However, we have in the past experienced delays in opening some restaurants and that could happen again as a result of any of the following factors:

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

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new area, higher fixed costs relating to increased labor and other start-up inefficiencies that are typical of new restaurants, and a larger proportion of our recent openings being in higher rent sites than we have historically targeted. It may also be difficult for us to attract a customer base if we are not able to staff our restaurants with employees who perform to our high standards. If we are unable to build the customer base that we expect for new restaurant locations or overcome the higher fixed costs associated with new restaurant locations, new restaurants may not have similar results as our existing restaurants and may not be profitable. We also have lowered the average development cost, net of landlord reimbursements, for new Chipotle restaurants in the U.S. significantly in recent years, from about $916,000 in 2008 to about $800,000 in 2013. In 2014, we expect average development costs to increase about 5%. In the event we are not able to achieve the average development costs we expect for 2014 or sustain the benefits achieved in prior years, which could result from inflation, project mismanagement or other reasons, our new restaurant locations could also result in decreased profitability. Additionally, our new restaurant development activity has broadened recently to incorporate trade areas or restaurant sites in which we have little or no prior experience, including smaller or more economically mixed communities, highway sites, outlet centers, and restaurants in airports, food courts, or on military sites. The risks relating to building a customer base and managing development and operating costs may be more significant in some or all of these types of trade areas or restaurant sites.

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

Our expansion into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors.

In 2008, we opened our first restaurant outside the U.S., in Toronto, Canada. In 2010 we opened our first restaurant in the United Kingdom in London, in 2012 we opened our first restaurant in France in Paris, and in 2013 we opened our first restaurant in Germany in Frankfurt. As of December 31, 2013, 16 of our restaurants were located outside of the U.S. As a result of our small number of restaurants outside the U.S. and the relatively short time we have been operating those restaurants, we have lower brand awareness, lower sales and/or transaction counts, and less operating experience in these markets. The markets in which we’ve opened restaurants outside the U.S., and any additional new markets we enter outside the U.S. in the future, have different competitive conditions, consumer tastes and discretionary spending patterns than our U.S. markets. As a result, new restaurants outside the U.S. may be less successful than restaurants in our existing markets. Specifically, due to lower consumer familiarity with the Chipotle brand, differences in customer tastes or spending patterns, or for other reasons, sales at restaurants opened outside the U.S. may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability. To build brand awareness in international markets, we may need to make greater investments in advertising and promotional activity than we originally planned, which could negatively impact the profitability of our operations in those markets.

We may also find it more difficult in international markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. In addition, restaurants outside the U.S. have had higher construction, occupancy and operating costs than restaurants in existing markets, and we may have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Markets outside the U.S. may also have regulatory differences with the U.S. with which we are not familiar, or that subject us to significant additional expense or to which we are not able to successfully adapt, which may have a particularly adverse impact on our sales or profitability in those markets and could adversely impact our overall results. Our overall results may also be affected by currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar.

ShopHouse Southeast Asian Kitchen and Pizzeria Locale may not contribute to our growth.

We believe that the fundamental principles on which Chipotle restaurants are based—finding the very best sustainably raised ingredients, prepared and cooked using classical methods in front of the customer, and served in an interactive format by special people dedicated to providing a great dining experience—can be adapted to cuisines other than the food we serve at Chipotle. In order to see how our model works when we use different ingredients and a different style of food, we opened ShopHouse Southeast Asian Kitchen during 2011 and now have a total of six ShopHouse restaurants, in Washington D.C. and the Los Angeles area. We also announced in late 2013 that we have invested in a company operating a new fast casual Pizzeria Locale restaurant in Denver, Colorado, and that we plan to invest in and assist with the expansion of Pizzeria Locale in the future. ShopHouse and Pizzeria Locale are new brands and they have lower brand awareness, lower sales and less operating experience than most Chipotle restaurants, and may not achieve the same restaurant economics as Chipotle restaurants. Notwithstanding our opening of ShopHouse and investment in Pizzeria Locale, our immediate focus will remain on thoughtfully growing the Chipotle brand. As a result, we do not expect ShopHouse or Pizzeria Locale to contribute to our growth in a meaningful way for at least the next several years, and we may determine not to move forward with any further expansion of ShopHouse or Pizzeria Locale. This would limit our overall growth over the long term.

Our failure to manage our growth effectively could harm our business and operating results.

As described elsewhere in this report, our plans call for a significant number of new restaurants. Our existing restaurant management systems, financial and management controls, information systems and personnel may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain general managers, crew and corporate staff. We also are continuing to attempt to improve our field management in an effort to develop additional top-performing general managers more quickly. We may not respond quickly enough to the changing demands that our expansion will impose on management, crew and existing infrastructure, and changes to our operating structure may result in increased costs or inefficiencies that we cannot currently anticipate. Changes as we grow may have a negative impact on the operation of our restaurants, and cost increases resulting from our inability to effectively manage our growth could adversely impact our profitability. We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to foster and maintain our corporate culture could also harm our business and operating results.

Risks Related to Operating in the Restaurant Industry

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and cooking oils, has increased markedly in some years, resulting in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, increasing our food costs. Food prices for a number of our key ingredients escalated markedly at various points during 2013 and we expect that there will be additional pricing pressures on some of those ingredients, including avocados, beef, dairy and chicken during 2014. We could also be adversely impacted by price increases specific to meats raised in accordance with our sustainability and responsibility criteria or other food items we buy as part of our Food With Integrity focus, the markets for which are generally smaller and more concentrated than the markets for commodity food products. Weather related issues, such as freezes or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. For instance, two years of drought conditions in parts of the U.S. have resulted in significant increases in beef prices during late 2013 and early 2014. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price or availability of some of our ingredients. Any increase in the prices of the ingredients most critical to our menu, such as chicken, beef, cheese, avocados, beans, rice, tomatoes and pork, would adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales, and could also have an adverse impact on our brand.

Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders.

Labor is a primary component of our operating costs, and we believe good managers and crew are a key part of our success. We devote significant resources to recruiting and training our general managers and crew. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Patient Protection and Affordable Care Act, or the Affordable Care Act, (discussed further under “Regulatory and Legal Risks—The effect of recent changes to U.S. healthcare laws may increase our healthcare costs and negatively impact our financial results,”), as well as competition, increased minimum wage requirements, paid sick leave or vacation accrual mandates, and any changes in our restaurant staffing structure would adversely impact our operating costs. Our success also depends in part on the energy and skills of our employees and our ability to hire, motivate and keep qualified employees, especially general managers and crew members. As we grow, we believe we will need to promote or hire additional top-performing field leaders to ensure we hire and motivate good managers and crew, and it may be difficult to identify and keep those field leaders. Our failure to find and keep enough employees who are a good fit with our culture could delay planned restaurant openings, result in higher employee turnover or erode our employee and restaurant cultures, any of which could have a material adverse effect on our business and results of operations. Restaurant operators have traditionally experienced relatively high employee turnover rates. Any increase in our turnover rates for managers or crew could be costly and could negatively impact our operations.

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government, to verify employment eligibility for all employees throughout our company. However, use of E-Verify does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties, and we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. For example, following an audit by the Department of Homeland Security of the work authorization documents of our restaurant employees in Minnesota during 2010, we lost approximately 450 employees, resulting in a temporary increase in labor costs and disruption of our operations, including slower throughput, as we trained new employees, as well as some degree of negative publicity. The resulting broad-based civil and criminal investigations by the U.S. Attorney for the District of Columbia and U.S. Securities and Exchange Commission of our compliance with work authorization requirements and related disclosures and statements are ongoing. See Note 9 “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Termination of a significant number of employees in specific markets or across our company would disrupt our operations including slowing our throughput, and could also cause additional adverse publicity and temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. Our financial performance may be materially harmed as a result of any of these factors.

Because we do not franchise, risks associated with hiring and maintaining a large workforce, including increases in wage rates or the cost of employee benefits, compliance with laws and regulations related to the hiring, payment and termination of employees, and employee-related litigation, may be more pronounced for us than for restaurant companies at which some or all of these risks are borne by franchisees or other operating contractors.

Instances of food-borne or localized illnesses could cause the temporary closure of some restaurants or result in negative publicity, thereby resulting in a decline in our sales, and could adversely affect the price and availability of the meat, produce or dairy we use to prepare our food.

Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, may subject us to liability to affected customers, and could result in negative publicity about us or the restaurant industry that adversely affects our sales. For instance, on a small number of occasions a Chipotle restaurant has been associated with customer illness, and on those occasions our sales have been adversely impacted, at times even in markets beyond those impacted by the illness. We may be at a higher risk for food-borne illness outbreaks than some competitors due to our use of fresh produce and meats rather than frozen, and our reliance on employees cooking with traditional methods rather than automation. If our customers become ill from food-borne or localized illnesses or if an illness is attributed to our food, even incorrectly, we could also be forced to temporarily close some restaurants. In addition, reports linking nationwide or regional outbreaks of food-borne illnesses have caused us to temporarily suspend serving some produce items in our foods or to otherwise alter our menu. Similarly, past outbreaks of E. coli relating to certain food items caused consumers to avoid certain products and restaurant chains, Asian and European countries have experienced outbreaks of avian flu, and incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as hepatitis A or norovirus) and injuries caused by food tampering have had in the past, and could have in the future, an adverse affect on the price and availability of affected ingredients. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, would adversely impact our restaurant sales and profitability. Furthermore, if we react to these problems by changing our menu or other key aspects of the Chipotle experience, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to generate sufficient revenue to make our restaurants profitable. Customers may also shift away from us if we choose to pass along to consumers any higher ingredient costs resulting from supply problems associated with outbreaks of food-borne illnesses, which would also have a negative impact on our sales and profitability. The risk of illnesses associated with our food might increase in connection with an expansion of our catering business or other situations in which our food is served in conditions we cannot control.

Competition could adversely affect us.

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out and delivery services. Many of our competitors have existed longer than we have and may have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. Some of these competitors, and other fast casual concepts, have sought to duplicate various elements of our business operations, and more chains may copy us to varying degrees in the future. Additionally, our newer concepts, ShopHouse Southeast Asian Kitchen and Pizzeria Locale, operate in markets in which there are numerous competitors, including a number of large and well-known brands. A number of other companies or individuals in the restaurant industry have recently opened or invested in fast-casual pizza concepts. In addition, our strategy includes opening additional restaurants in existing markets, and as we do so sales may decline in our previously-opened restaurants as customers who frequent our established restaurants begin to visit a newly-opened restaurant instead.

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

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather, a supplier ceasing operations or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. We have almost no long-term contracts with suppliers, and we have relied largely on a third party distribution network with a limited number of distribution partners. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. We currently depend on a limited number of suppliers for some of our key ingredients, including beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas. Due to the unique nature of the products we receive from our Food With Integrity suppliers and as described in more detail below under “Risks Related to our Unique Business Strategy—We may not persuade customers of the benefits of paying our prices for higher-quality food,” these suppliers could be more difficult to replace if we were no longer able to rely on them. If we have to seek new suppliers and service providers we may be subject to pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen and customers change their dining habits as a result, affected restaurants could experience significant reductions in sales during the shortage or thereafter. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe.

Changes in customer tastes and preferences, spending patterns and demographic trends could cause sales to decline.

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our sales could be impacted by changes in consumer preferences in response to dietary concerns, including preferences regarding items such as calories, sodium, carbohydrates or fat. These changes could result in consumers avoiding our menu items in favor of other foods, and our focus on a limited menu could make the consequences of a change in consumer preferences more severe than our competitors may face. Our success also depends to a significant extent on consumer confidence, which is influenced by general economic conditions and discretionary income levels. Our average restaurant sales may decline during economic downturns or periods of uncertainty, which can be caused by various factors such as high unemployment, increasing taxes, interest rates, or other changes in fiscal or monetary policy, high gasoline prices, declining home prices, tight credit markets or foreign political or economic unrest. Any material decline in consumer confidence or a decline in family “food away from home” spending could cause our sales, operating results, profits, business or financial condition to decline. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales may deteriorate.

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

Employment and Immigration Regulations

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance. For example, a number of lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee record-keeping and related practices with respect to our employees. We could suffer losses from, and we incur legal costs to defend, these or similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, paid sick leave and mandatory vacation accruals, and similar requirements and these changes could increase our labor costs. In addition, see “The effect of recent changes to U.S. healthcare laws may increase our healthcare costs and negatively impact our financial results” below for a discussion of risks related to recent changes in U.S. healthcare laws.

We also are audited from time to time for compliance with citizenship or work authorization requirements as well, and recent audit activity and federal criminal and civil investigations in this area are described in more detail above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders,” as well as in Note 9 “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized our business may be disrupted as we try to replace lost workers with additional qualified employees. On the other hand, in the event we wrongfully reject work authorization documents, or if our compliance procedures are found to have a disparate impact on a protected class such as a racial minority or based on the citizenship status of applicants, we could be found to be in violation of anti-discrimination laws. We could experience adverse publicity arising from enforcement activity related to work authorization compliance, anti-discrimination compliance, or both, that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Moreover, in addition to the criminal and civil investigations mentioned above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders,” the office of the U.S. Attorney for the District of Columbia and the U.S. Securities and Exchange Commission have informed us that they are conducting parallel investigations into possible criminal and civil securities law violations relating to our employee work authorization compliance and related disclosures and statements as well. All of the foregoing investigations will continue to be expensive and distracting, and could subject us to fines, reputational damage, and other liabilities that could be significant.

Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize employees of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs could increase and our efforts to maintain a culture appealing only to top performing employees could be impaired. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.

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

Nutrition and Food Regulation

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available. The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants will be covered by these national requirements when they go into effect, which may be as early as 2014. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

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

Other Aspects of Regulatory Risk

From time to time we are the target of litigation in connection with various laws and regulations that cover our business. Much of this litigation occurs in California even though currently only about 18% of our restaurants are located there. As we continue to expand in California, or if we are not able to effectively manage the increased litigation risks and expenses we have experienced in California, our business may be adversely impacted to a greater extent than if we did not operate in, or minimized our operations in, California.

Because we do not franchise, the costs of compliance and other risks associated with government regulation of our business, as described above, may be more pronounced for us than for restaurant companies at which some or all of these risks are borne by franchisees or other operating contractors.

The effect of recent changes to U.S. healthcare laws may increase our healthcare costs and negatively impact our financial results.

We offer eligible full-time and part-time U.S. employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. However, under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, changes that become effective in 2014, and especially the employer mandate and employer penalties that are scheduled to become effective in 2015, may increase our labor costs significantly. Changes in the law for 2014, including the imposition of a penalty on individuals who do not obtain healthcare coverage, may result in employees who are currently eligible but elect not to participate in our healthcare plans now finding it more advantageous to do so, which may increase our healthcare costs. In 2015, we will either adopt a qualifying plan under the Affordable Care Act for our full-time hourly employees, which will likely increase our healthcare expenses significantly, or we will be subject to employer penalties, which could also significantly increase our labor costs. It is also possible that making changes or failing to make changes in the healthcare plans we offer will make us less attractive to our current or potential employees. And in any event, implementing the requirements of the Affordable Care Act is likely to impose some additional administrative costs on us. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

We’re subject to numerous claims alleging violations of federal and state laws regarding workplace and employment matters, including wages, work hours, overtime, vacation and family leave, discrimination, wrongful termination, and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Our customers also occasionally file complaints or lawsuits against us alleging that we’re responsible for some illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality, operations or our food related disclosure or advertising practices. See “Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs” above, for additional discussion of these types of claims. From time to time, we also face claims alleging that technology we use in our business infringes patents held by third parties. In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We have been subject to a number of these actions and may be subject to additional actions of this type in the future. We are also undergoing government investigations as described elsewhere in this report, including in Note 9 “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

We believe the number of many of the foregoing types of claims has increased as our business has grown and we have become more visible to potential plaintiffs and their lawyers, particularly in California. Regardless of whether any claims against us are valid, or whether we’re ultimately held liable for such claims, they may be expensive to defend and may divert time and money away from our operations and hurt our performance. A significant judgment for any claims against us could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations, whether directed at us or at fast casual or quick-service restaurants generally, may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results.

Risks Related to our Unique Business Strategy

We may not persuade customers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service restaurant segment. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results of operations or the brand identity that we have tried to create. Consumers may also be more price-sensitive during periods of economic difficulty or uncertainty, and we experienced some decrease in traffic during late 2008 and throughout 2009 that we attribute in part to menu price increases. Recent reports have indicated continued consumer uncertainty that may persist during 2014, so our ability to increase menu prices or customer visits may be significantly hampered for the foreseeable future. We have announced that we are likely to increase menu prices during 2014, and if we do so it may adversely impact our customer traffic.

Our Food With Integrity philosophy subjects us to risks.

The principle of Food With Integrity constitutes a significant part of our business strategy. We use a substantial amount of ingredients grown or raised with an emphasis on practices we believe to be more sustainable or responsible than some conventional practices, and try to make food as fresh as we can. We do, however, face challenges associated with pursuing Food With Integrity. There are higher costs and other risks associated with purchasing ingredients grown or raised with an emphasis on quality, sustainability and other responsible practices. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed sub-therapeutic antibiotics and for cattle that are not given growth hormones. Crops grown organically or using other responsible practices can take longer to grow and crop yields can be lower. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria for meat, dairy and produce ingredients. Given the costs associated with what we believe are more responsible farming practices, and in some years due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. Although all of our restaurants generally serve meat from animals raised in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare, we may experience shortages of meat, particularly chicken or steak, meeting these criteria due to suppliers suspending production, market conditions, or other forces beyond our control. A few of our markets have reverted to temporarily serving conventionally raised beef or chicken due to supply shortages, including ongoing shortages of beef meeting our protocols during 2013 and early 2014. Furthermore, as we grow, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. Moreover, we have made a significant commitment to serving local or organic produce when seasonally available, and a small portion of our restaurants also serves produce purchased from farmers markets seasonally as well. These produce initiatives may make it more difficult to keep quality consistent, and present additional risk of food-borne illnesses given the greater number of suppliers involved in such a system and the difficulty of imposing our quality assurance programs on all such suppliers. Quality variations and food-borne illness concerns could adversely impact public perceptions of Food With Integrity or our brand generally.

If as a result of any of these factors we are unable to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis, our food costs could increase, adversely impacting our operating margins. These factors could also cause us difficulties in aligning our brand with Food With Integrity, which could make us less popular among our customers and cause sales to decline. Our commitment to Food With Integrity may also leave us open to actions against us or criticism from special interest groups whose ideas regarding food issues differ from ours or who believe we should pursue different or additional goals with our Food With Integrity approach. Any adverse publicity that results from such criticism could damage our brand and adversely impact customer traffic at our restaurants. We may also face adverse publicity or liability for false advertising claims if suppliers do not adhere to all of the elements of our Food With Integrity programs, such as responsible meat protocols, requirements for organic or sustainable growing methods, and similar criteria on which we base our purchasing decisions. If any such supplier failures occur and are publicized, our reputation would be harmed and our sales may be adversely impacted.

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

Our Chairman and co-Chief Executive Officer Steve Ells founded our company, has been the principal architect of our business strategy, and has led our growth from a single restaurant in 1993 to over 1,500 restaurants today. Monty Moran, our co-Chief Executive Officer, and Jack Hartung, our Chief Financial Officer, have also served with us for several years and much of our growth has occurred under their direction as well. We believe our executive officers, each of whom is an at-will employee without any employment contract, have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership, or if a new management team were to be unsuccessful in executing our strategy or were to change important elements of our current strategy, our growth prospects or future operating results may be adversely impacted.

Our marketing and advertising strategies may not be successful, which could adversely impact our business.

We have developed a marketing and advertising strategy that we believe is unique in the restaurant industry. We have not generally advertised on television and engage in very limited price or value-based promotions. Instead we invest in marketing and advertising strategies that we believe will increase customers’ connection with our brand. If these marketing and advertising investments do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect. In addition, our marketing has increasingly incorporated elements intended to encourage customers to question sources or production methods commonly used to produce food. These elements of our marketing could alienate food suppliers and other food industry groups and may potentially lead to an increased risk of disputes or litigation if suppliers or other constituencies believe our marketing is unfair or misleading. Increased costs in connection with any such issues, or any deterioration in our relationships with existing suppliers, could adversely impact us or our reputation. Furthermore, if these messages do not resonate with our customers or potential customers, the value of our brands may be eroded.

We have also implemented strategies such as remote ordering and catering options in an effort to increase overall sales. Our catering program, in particular, is new and untested and may not increase our sales to the degree we expect, or at all. Catering and other out-of-restaurant sales options also introduce new operating procedures to our restaurants and we may not successfully execute these procedures, which could adversely impact the customer experience in our restaurants and thereby harm our sales and customer perception of our brand.

General Business Risks

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information.

We accept electronic payment cards for payment in our restaurants. During 2013 approximately 64% of our sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in late 2013 and early 2014. In August 2004, the merchant bank that processed our credit and debit card transactions informed us that we may have been the victim of a possible theft of card data. As a result, we recorded losses and related expenses totaling $4.3 million from 2004 through 2006.

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

We also are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding. At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If the security and information systems of ours or of outsourced third party providers we use to store or process such information are compromised or if we or such third parties otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties, which could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected, which could impair our sales or ability to attract and keep qualified employees.

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, worker’s compensation, general liability, property damage and auto liability. We are self-insured for our employee health plans but have third party insurance coverage to limit exposure for both individual and aggregate claim costs. We are also responsible for losses up to a certain limit for worker’s compensation, general liability, property damage and auto liability insurance.

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

Negative publicity relating to our restaurants or our company could adversely impact our reputation, which may significantly harm us.

We depend in part on customers’ perception of and connection to our brand. We may experience negative publicity from time to time relating to food quality, customer complaints, restaurant facilities, advertising and other business practices, litigation alleging illness or injury, regulatory issues, our suppliers’ potential failure to adhere to elements of our Food With Integrity protocols, other issues regarding the integrity of our suppliers’ food processing, employee relationships, or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one or more restaurants or any of the foregoing topics may extend far beyond the restaurant(s) involved and affect many more, or even all, of our restaurants. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that may be generated. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations.

Negative publicity may adversely impact customers’ perception of us, which could adversely impact our sales. If the impact of any such negative publicity is particularly long-lasting, the value of our brand may suffer and our ability to grow could be diminished. Additionally, negative publicity about our employment practices may affect our reputation among employees and potential employees, which could make it more difficult for us to attract and retain top-performing employees. That could adversely impact the quality of the customer experience we can offer and our operations generally, and may increase our labor costs as well.

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

Our quarterly results may fluctuate significantly and could fail to meet the expectations of securities analysts and investors because of various factors, including:

•	changes in comparable restaurant sales and customer visits, including as a result of changes in consumer confidence;

•	our ability to raise menu prices without adversely impacting customer traffic;

•	changes in consumer preferences and discretionary spending;

•	labor availability and wages of restaurant management and crew, as well as temporary fluctuations in labor costs as a result of large-scale changes in workforce;

•	fluctuations in supply costs, particularly for our most significant food items;

•	the timing of new restaurant openings and related revenues and expenses;

•	operating costs at newly opened restaurants, which are often materially greater during the first several months of operation;

•	the impact of inclement weather, natural disasters and other calamities, such as freezes that have impacted produce crops and droughts that have impacted livestock and the supply of certain meats;

•	variations in general economic conditions, including the impact of declining interest rates on our interest income;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our restaurants;

•	increases in infrastructure costs;

•	litigation, settlement costs and related legal expense;

•	tax expenses, impairment charges and other non-operating costs; and

•	potential distraction or unusual expenses associated with our expansion into international markets or initiatives to expand new concepts.

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

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock price to fall. We believe the market price of our common stock, which has generally traded at a higher price-earnings ratio than stocks of most or all of our peer companies, reflects high market expectations for our future operating results. The trading market for our common stock has been volatile at times as well. As a result, if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.

Our anti-takeover provisions may delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Certain provisions in our corporate documents and Delaware law may delay or prevent a change in control of us, which could adversely affect the price of our common stock. Our amended and restated certificate of incorporation and amended and restated bylaws contain some provisions that may make the acquisition of control of us without the approval of our board of directors more difficult, including provisions relating to the nomination, election and removal of directors, the structure of the board of directors and limitations on actions by our shareholders. In addition, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2013, there were 1,595 Chipotle and other concept restaurants in operation. The table below sets forth the locations (by state or country) of all restaurants in operation.

Alabama	7
Arizona	63
Arkansas	2
California	288
Colorado	72
Connecticut	14
Delaware	3
District of Columbia	17
Florida	84
Georgia	25
Idaho	2
Illinois	104
Indiana	22
Iowa	6
Kansas	21
Kentucky	11
Louisiana	2
Maine	2
Maryland	59
Massachusetts	40
Michigan	18
Minnesota	55
Missouri	31
Nebraska	8
Nevada	13
New Hampshire	5
New Jersey	34
New Mexico	3
New York	84
North Carolina	23
Ohio	148
Oklahoma	8
Oregon	15
Pennsylvania	37
Rhode Island	5
South Carolina	11
Tennessee	11
Texas	119
Utah	4
Virginia	69
Vermont	1
Washington	17
Wisconsin	15
Wyoming	1
Canada	7
France	2
Germany	1
United Kingdom	6

Total	1,595

We categorize our restaurants as either end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing or other. Of our restaurants in operation as of December 31, 2013, we had 970 end-cap locations, 264 in-line locations, 283 free-standing units, and 78 other. The average restaurant size is about 2,580 square feet and seats about 56 people. Many of our restaurants also feature outdoor patio space.

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

	High	Low
2012
First Quarter	$426.57	$336.29
Second Quarter	$442.40	$370.19
Third Quarter	$404.59	$277.26
Fourth Quarter	$322.92	$233.82

	High	Low
2013
First Quarter	$334.89	$266.02
Second Quarter	$379.15	$316.87
Third Quarter	$429.78	$362.30
Fourth Quarter	$550.28	$420.20

As of January 30, 2014, there were approximately 1,100 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, the actual number of unique shareholders represented by these record holders is not known.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2013.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October	65,691	(2)	$503.23	9,853	$98,391,729
Purchased 10/1 through 10/31
November	7,461		$535.45	7,461	$94,396,728
Purchased 11/1 through 11/30
December	8,012		$523.56	8,012	$90,202,004
Purchased 12/1 through 12/31
Total	81,164		$508.19	25,326	$90,202,004

(1)	Shares were repurchased pursuant to repurchase programs announced on November 20, 2012 and February 5, 2013. Repurchases under each program were and are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of any ongoing repurchase program may be modified, suspended, or discontinued at any time.
(2)	Includes 55,838 shares of common stock that were surrendered by participants under the Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan as payment of statutory minimum tax withholding on the vesting of performance shares and payout of the awards. Shares surrendered by the participants pursuant to the terms of that plan and the applicable award agreements are deemed repurchased by us, but are not part of publicly announced share repurchase programs.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on our common stock. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2008 through December 31, 2013 to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2008. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	For the years ended December 31
	2013	2012	2011	2010	2009
Statement of Income:
Revenue	$3,214,591	$2,731,224	$2,269,548	$1,835,922	$1,518,417

Food, beverage and packaging costs	1,073,514	891,003	738,720	561,107	466,027
Labor costs	739,800	641,836	543,119	453,573	385,072
Occupancy costs	199,107	171,435	147,274	128,933	114,218
Other operating costs	347,401	286,610	251,208	202,904	174,581
General and administrative expenses	203,733	183,409	149,426	118,590	99,149
Depreciation and amortization	96,054	84,130	74,938	68,921	61,308
Pre-opening costs	15,511	11,909	8,495	7,767	8,401
Loss on disposal of assets	6,751	5,027	5,806	6,296	5,956

Total operating expenses	2,681,871	2,275,359	1,918,986	1,548,091	1,314,712

Income from operations	532,720	455,865	350,562	287,831	203,705
Interest and other income (expense), net	1,751	1,820	(857)	1,230	520

Income before income taxes	534,471	457,685	349,705	289,061	204,225
Provision for income taxes	(207,033)	(179,685)	(134,760)	(110,080)	(77,380)

Net income	$327,438	$278,000	$214,945	$178,981	$126,845

Earnings per share
Basic	$10.58	$8.82	$6.89	$5.73	$3.99
Diluted	$10.47	$8.75	$6.76	$5.64	$3.95
Weighted average common shares outstanding
Basic	30,957	31,513	31,217	31,234	31,766
Diluted	31,281	31,783	31,775	31,735	32,102

	As of December 31
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total current assets	$666,307	$546,607	$501,192	$406,221	$297,454
Total assets	$2,009,280	$1,668,667	$1,425,308	$1,121,605	$961,505
Total current liabilities	$199,228	$186,852	$157,453	$123,054	$102,153
Total liabilities	$470,992	$422,741	$381,082	$310,732	$258,044
Total shareholders’ equity	$1,538,288	$1,245,926	$1,044,226	$810,873	$703,461

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Chipotle operates fresh Mexican food restaurants serving burritos, tacos, burrito bowls (a burrito without the tortilla) and salads. We began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Our approach is also guided by our belief in an idea we call “Food With Integrity.” Our objective is to find the highest quality ingredients we can—ingredients that are grown or raised with respect for the environment, animals, and people who grow or raise the food. A similarly focused people culture, with an emphasis on identifying and empowering top performing employees, enables us to develop future leaders from within.

2013 Highlights and Trends

Restaurant Development. As of December 31, 2013, we had 1,595 restaurants in operation, including 1,572 Chipotle restaurants throughout the United States, with an additional seven in Canada, six in England, two in France, and one in Germany. Our restaurants include six ShopHouse Southeast Asian Kitchen restaurants, serving Asian-inspired cuisine, and we are an investor in a consolidated entity that owns and operates one Pizzeria Locale, a fast casual pizza concept. New restaurants have contributed substantially to our restaurant sales growth and we opened 185 restaurants in 2013, and expect to open between 180 and 195 restaurants in 2014, including a small number of ShopHouse and/or Pizzeria Locale restaurants.

Sales Growth. Average restaurant sales were $2.169 million as of December 31, 2013, increasing from $2.113 million as of December 31, 2012. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increases were 5.6% in 2013. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Comparable restaurant sales increases in 2013 were driven primarily by an increase in customer visits. We expect 2014 comparable restaurant sales to be in the low to mid-single digits assuming we do not increase menu prices. Based on continued food cost inflation, we are likely to increase menu prices at some point during 2014, most likely the second half of the year.

During 2013, we launched our catering service in Chipotle restaurants throughout the U.S, except New York City where we expect to introduce catering later in 2014. Catering represented approximately 1% of sales in markets in which catering was offered during the fourth quarter.

Food With Integrity. In all of our restaurants, we endeavor to serve only meats that were raised without the use of subtherapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. We brand these meats as “Responsibly RaisedTM.” In addition, a portion of some of the produce items we serve is organically grown, and/or sourced locally when in season (by which we mean within 350 miles of the restaurant where it is served), and a portion of the beans we serve is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. The sour cream and cheese we buy is made with milk that comes from cows that are not given rBGH. Milk used to make much of our cheese and our sour cream is sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows. Further, we disclose on our website which ingredients contain genetically modified organisms, or GMOs, and we are working to replace ingredients containing GMOs in our food (not including beverages) with non-GMO ingredients. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet containing GMOs. We will continue to search for quality ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised beef and chicken for periods during 2013 and some are continuing to serve conventionally raised beef, due to supply constraints for our Responsibly Raised meats. More of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so that customers can avoid those meats if they choose to do so.

Our food costs increased as a percentage of revenue in 2013 as a result of inflationary pressures on many of our ingredients, particularly salsa ingredients, as well as dairy, cooking oils, and chicken. We expect that food cost inflation will continue into 2014.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors we purchased shares of our common stock with an aggregate total repurchase price of $110.0 million during 2013. As of December 31, 2013, $90.2 million was available to be repurchased under the current repurchase authorization announced on February 5, 2013. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

On November 20, 2012, we entered into a privately negotiated accelerated share repurchase transaction (“ASR”) to repurchase $25 million of our common stock. We advanced the $25 million upon commencement of the transaction and received 65,187 shares, which represented 70% of the total number of shares to be repurchased calculated using the closing price on the commencement date. The agreement was settled in February 2013, and we received an additional 21,860 shares, resulting in a weighted-average share price per share of $287.20 for the ASR.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for the years indicated.

	For the years ended December 31
	2013	2012	2011
Beginning of year	1,410	1,230	1,084
Openings	185	183	150
Relocations	—	(3)	(4)

Total restaurants at end of year	1,595	1,410	1,230

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our restaurant operating costs and depreciation and amortization increase.

Revenue

	For the years ended December 31			% increase 2013 over 2012	% increase 2012 over 2011
	2013	2012	2011
	(dollars in millions)
Revenue	$3,214.6	$2,731.2	$2,269.5	17.7%	20.3%
Average restaurant sales	$2.169	$2.113	$2.103	2.7%	0.5%
Comparable restaurant sales increases	5.6%	7.1%	11.2%
Number of restaurants as of the end of the period	1,595	1,410	1,230	13.1%	14.6%
Number of restaurants opened in the period, net of relocations	185	180	146

The significant factors contributing to our increases in sales were new restaurant openings and comparable restaurant sales increases. Restaurant sales from restaurants not yet in the comparable base contributed $333.9 million of the increase in sales in 2013, of which $156.6 million was attributable to restaurants opened during the year. In 2012, restaurant sales from restaurants not yet in the comparable restaurant base contributed $304.7 million of the increase in sales, of which $134.8 million was attributable to restaurants opened in 2012.

Comparable restaurant sales increases contributed $150.3 million and $156.4 million of the increase in restaurant sales in 2013 and 2012, respectively. Comparable restaurant sales growth in 2013 was due primarily to increases in customer visits, and comparable restaurant sales growth in 2012 was due primarily to increases in customer visits, as well as the impact of menu price increases.

Food, Beverage and Packaging Costs

	For the years ended December 31			% increase 2013 over 2012	% increase 2012 over 2011
	2013	2012	2011
	(dollars in millions)
Food, beverage and packaging	$1,073.5	$891.0	$738.7	20.5%	20.6%
As a percentage of revenue	33.4%	32.6%	32.5%

Food, beverage and packaging costs increased as a percentage of revenue in 2013 due to inflation on many food items, particularly salsa ingredients, as well as dairy, cooking oils, and chicken. We expect that food cost inflation will continue into 2014.

Food, beverage and packaging costs increased as a percentage of revenue in 2012 due to inflation on many food items, primarily beef, chicken, and rice, and initiatives to improve the taste and quality of our food. The increase was partially offset by the impact of menu price increases, and relief in avocado prices.

Labor Costs

	For the years ended December 31			% increase 2013 over 2012	% increase 2012 over 2011
	2013	2012	2011
	(dollars in millions)
Labor costs	$739.8	$641.8	$543.1	15.3%	18.2%
As a percentage of revenue	23.0%	23.5%	23.9%

Labor costs as a percentage of revenue decreased in 2013 due primarily to the benefit of higher average restaurant sales.

Labor costs as a percentage of revenue decreased in 2012 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by increased average wage rates.

Occupancy Costs

	For the years ended December 31			% increase 2013 over 2012	% increase 2012 over 2011
	2013	2012	2011
	(dollars in millions)
Occupancy costs	$199.1	$171.4	$147.3	16.1%	16.4%
As a percentage of revenue	6.2%	6.3%	6.5%

Occupancy costs decreased as a percentage of revenue in 2013 and in 2012 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the years ended December 31			% increase 2013 over 2012	% increase 2012 over 2011
	2013	2012	2011
	(dollars in millions)
Other operating costs	$347.4	$286.6	$251.2	21.2%	14.1%
As a percentage of revenue	10.8%	10.5%	11.1%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs increased as a percentage of revenue in 2013 due primarily to higher spend on marketing and promotions. We expect marketing and promotional spend as a percentage of revenue to increase in 2014.

Other operating costs decreased as a percentage of revenue in 2012 due primarily to the benefit of higher average restaurant sales on a partially fixed-cost base and lower marketing and promotional spend as a percentage of revenue.

General and Administrative Expenses

	For the years ended December 31			% increase 2013 over 2012	% increase 2012 over 2011
	2013	2012	2011
	(dollars in millions)
General and administrative expense	$203.7	$183.4	$149.4	11.1%	22.7%
As a percentage of revenue	6.3%	6.7%	6.6%

The increase in general and administrative expenses in dollar terms in 2013 primarily resulted from increased payroll and benefits costs as we grew and increased legal costs, partially offset by costs from our biennial All Managers’ Conference, or AMC, held in the third quarter of 2012, as well as a decrease in 2013 in non-cash stock-based compensation expense due to expenses in 2012 related to non-vested stock awards subject to performance conditions. We expect general and administrative expenses to increase as a percentage of revenue in 2014 due primarily to higher estimated non-cash stock-based compensation expense of about $100 million given the current stock price and an increase in the number of shares granted, and the 2014 AMC.

The increase in general and administrative expenses in dollar terms in 2012 primarily resulted from an increase in non-cash stock-based compensation expense due to awards granted in 2012 with a higher stock price on the date of grant and additional expense related to non-vested stock awards subject to performance conditions, and costs from our biennial AMC.

Depreciation and Amortization

	For the years ended December 31			% increase 2013 over 2012	% increase 2012 over 2011
	2013	2012	2011
	(dollars in millions)
Depreciation and amortization	$96.1	$84.1	$74.9	14.2%	12.3%
As a percentage of revenue	3.0%	3.1%	3.3%

As a percentage of total revenue, depreciation and amortization decreased in 2013 and 2012 as a result of the benefit of higher average restaurant sales on a partially fixed cost base.

Income Tax Provision

	For the years ended December 31			% increase 2013 over 2012	% increase 2012 over 2011
	2013	2012	2011
	(dollars in millions)
Provision for income taxes	$207.0	$179.7	$134.8	15.2%	33.3%
Effective tax rate	38.7%	39.3%	38.5%

The 2013 effective tax rate decreased by 0.6% from 2012 due primarily to certain federal tax credits that were extended in 2013, for both 2013 and 2012, which benefited the rate by 1.1%. This decrease was partially offset by non-recurring adjustments related to state income taxes.

We estimate our 2014 annual effective tax rate will be 39.2%, increasing from 2013 due to the expiration of certain federal credits, partially offset by a lower estimated state rate.

The 2012 effective tax rate increased primarily due to expiration of certain federal credits, a smaller benefit from food donations, and higher foreign losses which we are not yet able to recognize. The increase was partially offset by prior period adjustments. The 2012 effective tax rate would have been lower by approximately 0.7% if certain federal credits that were realized in the 2012 tax return after being extended during 2013 had instead been extended during 2012.

Quarterly Financial Data/Seasonality

The following table presents data from the consolidated statement of income and comprehensive income for each of the eight quarters in the period ended December 31, 2013. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$726.8	$816.8	$826.9	$844.1
Operating income	$120.0	$146.4	$137.2	$129.1
Net income	$76.6	$87.9	$83.4	$79.6
Number of restaurants opened in quarter	48	44	37	56
Comparable restaurant sales increase	1.0%	5.5%	6.2%	9.3%

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$640.6	$690.9	$700.5	$699.2
Operating income	$102.2	$133.8	$117.7	$102.2
Net income	$62.7	$81.7	$72.3	$61.4
Number of restaurants opened in quarter	32	55	36	60
Comparable restaurant sales increase	12.7%	8.0%	4.8%	3.8%

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $578.2 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions (including up to $90.2 million in repurchases under programs authorized as of December 31, 2013), to maintain our existing restaurants and for general corporate purposes. We also have a long term investments balance of $313.9 million, which consists of U.S. treasury notes and certificate of deposit products with maturities of 13 months to approximately 2 years. We believe that cash from operations, together with our cash balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

While operations continue to provide cash, our primary use of cash is in new restaurant development. Our total capital expenditures for 2013 were $199.9 million, which included the purchase and refurbishment of a corporate aircraft for a total cost of about $8.3 million. We expect to incur capital expenditures of about $235 million in 2014, of which about $175 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder primarily relates to restaurant reinvestments. In 2013, for Chipotle restaurants in the U.S., we spent on average about $800,000 in development and construction costs per restaurant, net of landlord reimbursements, and for all restaurants including international locations we spent on average about $830,000, net of landlord reimbursements. For new restaurants to be opened in 2014, we anticipate average development costs will increase approximately 5% due primarily to the mix of locations and categories.

Contractual Obligations

Our contractual obligations as of December 31, 2013 were as follows:

	2013
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$2,856,522	$185,866	$378,988	$383,499	$1,908,169
Deemed landlord financing	$5,111	$394	$822	$846	$3,049
Other contractual obligations(1)	$163,441	$156,629	$6,812	$—	$—

Total contractual cash obligations	$3,025,074	$342,889	$386,622	$384,345	$1,911,218

(1)	We enter into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed for orders related to produce and other ingredients and supplies, construction contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and marketing initiatives and corporate sponsorships.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we had no off-balance sheet arrangements or obligations.

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

Leases

We lease most of our restaurant locations. Our leases typically contain escalating rentals over the lease term as well as optional renewal periods. We have estimated that our lease term, including reasonably assured renewal periods, is the lesser of the lease term or 20 years. We account for our leases by recognizing rent expense on a straight-line basis over the reasonably assured lease term. The majority of our leasehold improvements are also depreciated over the reasonably assured lease term. If the estimate of our reasonably assured lease term was changed, our depreciation and rent expense could differ materially.

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

Insurance Liability

We maintain various insurance policies for workers’ compensation, general liability and auto damage with varying deductibles as high as $1 million, and for property which generally has a $1.5 million deductible. We are self-insured for employee health but have third party insurance coverage to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, which would result in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs. The total estimated insurance liabilities as of December 31, 2013 were $31.6 million.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2013 and 2012. Although we have recorded liabilities related to a number of legal actions, our estimates used to determine the amount of these liabilities may not be accurate, and there are other legal actions for which we have not recorded a liability. As a result, in the event legal actions for which we have not accrued a liability or for which our accrued liabilities are not accurate are resolved, such resolution may affect our operating results and cash flows.

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

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2013, we had $652.5 million in investments and interest-bearing cash accounts, including an insurance related restricted trust account classified in other assets, and $240.7 million in accounts with an earnings credit we classify as interest income, which combined earned a weighted average interest rate of 0.33%.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 4, 2014

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$323,203	$322,553
Accounts receivable, net of allowance for doubtful accounts of $1,190 and $1,187 as of December 31, 2013 and 2012, respectively	24,016	16,800
Inventory	13,044	11,096
Current deferred tax asset	13,212	8,862
Prepaid expenses and other current assets	34,204	27,378
Income tax receivable	3,657	9,612
Investments	254,971	150,306

Total current assets	666,307	546,607
Leasehold improvements, property and equipment, net	963,238	866,703
Long term investments	313,863	190,868
Other assets	43,933	42,550
Goodwill	21,939	21,939

Total assets	$2,009,280	$1,668,667

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$59,022	$58,700
Accrued payroll and benefits	67,195	71,731
Accrued liabilities	73,011	56,421

Total current liabilities	199,228	186,852
Deferred rent	192,739	167,057
Deferred income tax liability	55,434	48,947
Other liabilities	23,591	19,885

Total liabilities	470,992	422,741

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2013 and 2012, respectively	—	—
Common stock $0.01 par value, 230,000 shares authorized, and 35,245 and 34,912 shares issued as of December 31, 2013 and 2012, respectively	352	349
Additional paid-in capital	919,840	816,612
Treasury stock, at cost, 4,212 and 3,819 common shares at December 31, 2013 and 2012, respectively	(660,421)	(521,518)
Accumulated other comprehensive income	1,620	1,024
Retained earnings	1,276,897	949,459

Total shareholders’ equity	1,538,288	1,245,926

Total liabilities and shareholders’ equity	$2,009,280	$1,668,667

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31
	2013	2012	2011
Revenue	$3,214,591	$2,731,224	$2,269,548

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	1,073,514	891,003	738,720
Labor	739,800	641,836	543,119
Occupancy	199,107	171,435	147,274
Other operating costs	347,401	286,610	251,208
General and administrative expenses	203,733	183,409	149,426
Depreciation and amortization	96,054	84,130	74,938
Pre-opening costs	15,511	11,909	8,495
Loss on disposal of assets	6,751	5,027	5,806

Total operating expenses	2,681,871	2,275,359	1,918,986

Income from operations	532,720	455,865	350,562
Interest and other income (expense), net	1,751	1,820	(857)

Income before income taxes	534,471	457,685	349,705
Provision for income taxes	(207,033)	(179,685)	(134,760)

Net income	$327,438	$278,000	$214,945

Other comprehensive income:
Foreign currency translation adjustments	596	827	(409)

Comprehensive income	$328,034	$278,827	$214,536

Earnings per share:
Basic	$10.58	$8.82	$6.89

Diluted	$10.47	$8.75	$6.76

Weighted average common shares outstanding:
Basic	30,957	31,513	31,217

Diluted	31,281	31,783	31,775

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	33,959	340	594,331	2,885	(240,918)	456,514	606	$810,873
Stock-based compensation			42,965					42,965
Stock plan transactions	398	4	570					574
Excess tax benefit on stock-based compensation			38,786					38,786
Acquisition of treasury stock				220	(63,508)			(63,508)
Net income						214,945		214,945
Foreign currency translation adjustment							(409)	(409)

Balance, December 31, 2011	34,357	344	676,652	3,105	(304,426)	671,459	197	1,044,226
Stock-based compensation			66,274					66,274
Stock plan transactions	555	5	476					481
Excess tax benefit on stock-based compensation			73,210					73,210
Acquisition of treasury stock				714	(217,092)			(217,092)
Net income						278,000		278,000
Foreign currency translation adjustment							827	827

Balance, December 31, 2012	34,912	349	816,612	3,819	(521,518)	949,459	1,024	1,245,926
Stock-based compensation			64,781					64,781
Stock plan transactions	333	3	97					100
Excess tax benefit on stock-based compensation, net of utilization of $29			38,350					38,350
Acquisition of treasury stock				393	(138,903)			(138,903)
Net income						327,438		327,438
Foreign currency translation adjustment							596	596

Balance, December 31, 2013	35,245	$352	$919,840	4,212	$(660,421)	$1,276,897	$1,620	$1,538,288

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years ended December 31
	2013	2012	2011
Operating activities
Net income	$327,438	$278,000	$214,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,054	84,130	74,938
Deferred income tax provision (benefit)	2,103	(18,057)	11,935
Loss on disposal of assets	6,751	5,027	5,806
Bad debt allowance	19	1,046	239
Stock-based compensation expense	63,657	64,276	41,382
Excess tax benefit on stock-based compensation	(38,379)	(73,210)	(38,786)
Other	507	522	2,501
Changes in operating assets and liabilities:
Accounts receivable	(7,238)	(9,438)	(2,970)
Inventory	(1,950)	(2,180)	(1,816)
Prepaid expenses and other current assets	(6,806)	(5,954)	(5,399)
Other assets	(1,354)	(20,539)	(7,350)
Accounts payable	2,052	7,849	9,432
Accrued liabilities	12,020	21,307	17,451
Income tax payable/receivable	44,334	59,357	66,555
Deferred rent	25,715	23,765	19,624
Other long-term liabilities	3,857	4,062	2,609

Net cash provided by operating activities	528,780	419,963	411,096

Investing activities
Purchases of leasehold improvements, property and equipment	(199,926)	(197,037)	(151,147)
Acquisition of interests in equity method investment	—	—	(586)
Purchases of investments	(387,639)	(213,462)	(183,251)
Maturities of investments	159,250	55,000	124,766

Net cash used in investing activities	(428,315)	(355,499)	(210,218)

Financing activities
Acquisition of treasury stock	(138,903)	(217,092)	(63,508)
Proceeds from employee stock plan transactions	316	481	574
Excess tax benefit on stock-based compensation	38,379	73,210	38,786
Other financing payments	(143)	(133)	(120)

Net cash used in financing activities	(100,351)	(143,534)	(24,268)

Effect of exchange rate changes on cash and cash equivalents	536	380	(205)
Net change in cash and cash equivalents	650	(78,690)	176,405
Cash and cash equivalents at beginning of period	322,553	401,243	224,838

Cash and cash equivalents at end of period	$323,203	$322,553	$401,243

Supplemental disclosures of cash flow information
Income taxes paid	$160,973	$138,385	$56,270

Increase (decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(1,736)	$4,455	$3,249

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants. As of December 31, 2013, the Company operated 1,572 Chipotle restaurants throughout the United States. The Company also has seven restaurants in Canada, six in England, two in France, and one in Germany. Further, the Company operates six ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, as well as is an investor in a consolidated entity that owns and operates one Pizzeria Locale, a fast casual pizza concept. The Company manages its operations based on seven regions and has aggregated its operations to one reportable segment.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, including wholly owned subsidiaries and investees that the Company controls. All intercompany balances and transactions have been eliminated.

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

The Company sells gift cards which do not have an expiration date and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the Company determines the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. During the fourth quarter of 2012, the Company revised its estimated breakage rate from 5% to 4% of gift card sales which did not have a material impact on revenue. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over a six month period beginning at the date of the gift card sale and is included in revenue in the consolidated statement of income and comprehensive income. Breakage recognized during the years ended December 31, 2013, 2012 and 2011 was $1,976, $2,070 and $1,524, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from third party gift card distributors, tenant improvement receivables, payroll-related tax receivables, vendor rebates, and receivables arising from the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable based on a specific review of account balances. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

Inventory

Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or market. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas) are purchased from a small number of suppliers.

Investments

The Company’s investments consist of U.S. treasury notes and CDARS, certificates of deposit placed through an account registry service, with maturities up to approximately two years and classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, which the Company has determined approximates fair value as of December 31, 2013 and 2012. Fair market value of U.S. treasury notes is measured on a recurring basis based on Level 1 inputs and fair market value of CDARS is measured on a recurring basis based on Level 2 inputs (level inputs are described below under “Fair Value Measurements”). The Company recognizes impairment charges on its investments in the consolidated statement of income and comprehensive income when management believes the decline in the fair value of the investment is other-than-temporary. No impairment charges were recognized on the Company’s investments for the years ended December 31, 2013, 2012 and 2011.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $9,024, $10,038 and $9,616 for the years ended December 31, 2013, 2012 and 2011, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss, if any, is reflected in loss on disposal of assets in the consolidated statement of income and comprehensive income.

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	4-10 years
Equipment	3-7 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually, and the Company is required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company’s analysis, no impairment charges were recognized on goodwill for the years ended December 31, 2013, 2012 and 2011.

Other Assets

Other assets consist primarily of restricted cash assets of $23,810 and $24,799 as of December 31, 2013 and 2012, respectively, a rabbi trust as described further in Note 6, transferable liquor licenses which are carried at the lower of fair value or cost, and a prepaid tax asset related to an intercompany transfer of international intellectual property. Restricted cash assets are primarily insurance related restricted trust assets.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level, or in the case of a potential relocation or closure, at the restaurant level. The Company manages its restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2013, 2012 and 2011, an aggregate impairment charge of $1,220, $0 and $380, respectively, was recognized in loss on disposal of assets in the consolidated statement of income and comprehensive income. The impairment charges resulted primarily from potential restaurant relocations or office closures. Fair value of the restaurants was determined using Level 3 inputs (as described below under “Fair Value Measurements”) based on a discounted cash flows method through the estimated date of closure.

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

Insurance Liability

The Company maintains various insurance policies including workers’ compensation, employee health, general liability, automobile, and property damage. Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and, where applicable, claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted. As of December 31, 2013 and 2012, $24,819 and $22,540, respectively, of the estimated liability was included in accrued payroll and benefits and $6,749 and $5,220, respectively, was included in accrued liabilities in the consolidated balance sheet.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $44,389, $34,999 and $31,902 for the years ended December 31, 2013, 2012 and 2011, respectively. Advertising and marketing costs are included in other operating costs in the consolidated statement of income and comprehensive income.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments. Approximately one third of the Company’s cash and investment balances are held at three financial institutions and are not federally backed or federally insured. Credit card transactions at the Company’s restaurants are processed by four service providers, one each for the United States, Canada, and England, and one for France and Germany.

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

2. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:

	December 31
	2013	2012
Land	$11,062	$11,062
Leasehold improvements and buildings	1,121,260	996,080
Furniture and fixtures	113,751	100,416
Equipment	244,562	204,062

	1,490,635	1,311,620
Accumulated depreciation	(527,397)	(444,917)

	$963,238	$866,703

Accrued liabilities were as follows:

	December 31
	2013	2012
Gift card liability	$31,508	$22,736
Transaction tax payable	17,541	13,499
Other accrued expenses	23,962	20,186

	$73,011	$56,421

3. Income Taxes

The components of the provision for income taxes are as follows:

	Years ended December 31
	2013	2012	2011
Current tax:
U.S. Federal	$165,731	$166,386	$100,983
U.S. State	39,136	31,231	21,848
Foreign	63	125	(6)

	204,930	197,742	122,825

Deferred tax:
U.S. Federal	5,238	(16,024)	12,080
U.S. State	(3,105)	(2,013)	(50)
Foreign	(1,330)	(1,578)	(711)

	803	(19,615)	11,319

Valuation allowance	1,300	1,558	616

Provision for income taxes	$207,033	$179,685	$134,760

Actual taxes paid for each tax period were less than the current tax expense due to the excess tax benefit on stock-based compensation of $38,379, $73,210, and $38,786 during the years ended December 31 2013, 2012, and 2011, respectively.

The effective tax rate differs from the statutory tax rates as follows:

	Years ended December 31
	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	4.2	4.1	4.1
Federal credits	(0.5)	—	(0.8)
Valuation allowance	0.4	0.3	0.1
Prior period adjustments	(0.4)	(0.1)	0.1

Effective income tax rates	38.7%	39.3%	38.5%

In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that were reflected in the Company’s U.S. tax return for 2012; however, since this law was enacted in 2013, the financial statement benefit of such credits were reflected in 2013. The lack of availability of such credits caused the 2012 effective tax rate to be approximately 0.7% higher than it would have been had the credits been approved in 2012. Recognizing the 2012 credits during 2013 benefited the 2013 rate by 0.6%.

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

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31
	2013	2012
Long-term deferred income tax liability:
Leasehold improvements, property and equipment	$156,746	$136,040
Goodwill and other assets	1,346	1,166
Other	1,591	—

Total long-term deferred income tax liability	159,683	137,206

Long-term deferred income tax asset:
Deferred rent	47,127	41,041
Gift card liability	876	480
Capitalized transaction costs	506	505
Stock-based compensation and other employee benefits	53,622	46,515
Foreign net operating loss carry-forwards	5,598	2,992
State credits	1,300	—
Other	—	72
Valuation allowance	(4,780)	(3,346)

Total long-term deferred income tax asset	104,249	88,259

Net long-term deferred income tax liability	55,434	48,947

Current deferred income tax liability:
Prepaid assets and other	2,970	2,086

Total current deferred income tax liability	2,970	2,086

Current deferred income tax asset:
Allowances, reserves and other	11,973	10,433
Other employee benefits	4,267	573
Valuation allowance	(58)	(58)

Total current deferred income tax asset	16,182	10,948

Net current deferred income tax asset	13,212	8,862

Total deferred income tax liability	$42,222	$40,085

As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits. There was no change in the amount of unrecognized tax benefits as a result of tax positions taken during the year or in prior periods or due to settlements with taxing authorities or lapses of applicable statutes of limitations. The Company is open to federal and state tax audits until the applicable statutes of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2010. For the majority of states where the Company has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2009. Some of the Company’s foreign net operating losses begin expiring in 2015.

4. Shareholders’ Equity

Through December 31, 2013, the Company announced authorizations by its Board of Directors of the expenditure of up to $700 million to repurchase shares of the Company’s common stock. Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions.

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

The shares of common stock repurchased under authorized programs, including the ASR, were 336, 686 and 220 for a total cost of $109,987, $206,394 and $63,508 during 2013, 2012 and 2011, respectively. As of December 31, 2013, $90,202 was available to be repurchased under the authorized programs. The shares repurchased are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors.

During 2013 and 2012, shares of common stock were netted and surrendered as payment for minimum statutory tax withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. In the year ended 2013, the Company’s repurchases in connection with such netting and surrender totaled 57 shares for a total cost of $28,916, and in the year ended 2012, totaled 28 shares for a total cost of $10,698.

5. Stock Based Compensation

The Company issues shares pursuant to the Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan (the “2011 Incentive Plan”). Shares issued pursuant to awards granted prior to the 2011 Incentive Plan were issued subject to previous stock plans. For purposes of counting the shares remaining available under the 2011 Incentive Plan, each share issuable pursuant to outstanding full value awards, such as restricted stock units and performance shares, will count as two shares used, whereas each share underlying a stock appreciation right or stock option will count as one share used. Under the 2011 Incentive Plan, 3,360 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 2,014 represent shares that were authorized for issuance but not issued at December 31, 2013. The 2011 Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted, to determine the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for stock awards granted under the 2011 Incentive Plan cannot be less than fair market value at the date of grant.

The Company granted stock options prior to 2008, and has granted stock only stock appreciation rights (“SOSARs”) since that time. SOSARs generally vest equally over two and three years and expire after seven years. Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. Compensation expense on performance shares, which is based on the quantity of awards the Company has determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Stock-based compensation expense, including SOSARs and stock awards, was $64,781 ($39,465 net of tax) in 2013, $66,274 ($40,361 net of tax) in 2012 and $42,965 ($26,166 net of tax) in 2011. During the first quarter of 2012, the Company increased its estimate of the number of non-vested stock awards subject to performance conditions that were probable of vesting, which resulted in a cumulative adjustment to expense of $5,578 ($3,397 net of tax and $0.11 impact to basic and diluted earnings per share for 2012). For the years ended December 31, 2013, 2012 and 2011, $1,124, $1,998 and $1,583, respectively, of stock-based compensation expense was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

The tables below summarize the option and SOSAR activity under the stock incentive plans (in thousands, except years and per share data):

	2013		2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	1,449	$274.92	1,486	$157.07	1,451	$82.56
Granted	672	$320.21	617	$371.70	587	$268.73
Exercised	(369)	$176.23	(592)	$80.31	(536)	$76.78
Forfeited	(62)	$329.76	(62)	$274.25	(16)	$173.05

Outstanding, end of year	1,690	$312.44	1,449	$274.92	1,486	$157.07

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	1,690	$312.44	5.1	$372,475
Vested and expected to vest as of December 31, 2013	1,647	$312.04	5.1	$363,561
Exercisable as of December 31, 2013	258	$210.85	3.8	$83,019

The SOSARs granted during 2013 include 191 SOSARs that contain performance conditions. The total intrinsic value of options and SOSARs exercised during the years ended December 31, 2013, 2012 and 2011 was $91,178, $183,097 and $113,752. Unearned compensation as of December 31, 2013 was $31,912 for SOSAR awards, and is expected to be recognized over a weighted average period of 1.3 years.

A summary of non-vested stock award activity under the stock incentive plans is as follows (in thousands, except per share data):

	2013		2012		2011
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Outstanding, beginning of year	120	$218.34	207	$153.40	205	$148.22
Granted	68	$527.45	1	$401.56	6	$272.28
Vested	(117)	$215.76	(83)	$55.92	(3)	$87.36
Forfeited	—	$—	(5)	$267.23	(1)	$53.36

Outstanding, end of year	71	$520.27	120	$218.34	207	$153.40

At December 31, 2013, 66 of the outstanding non-vested stock awards were subject to both service and performance vesting conditions. The quantity of shares that ultimately vest is determined based on the cumulative cash flow from operations reached during the three year period ending on September 30, 2016. If the cumulative cash flow from operations during the three year period does not reach a specified level, no shares will vest. Unearned compensation as of December 31, 2013 was $26,357 for non-vested stock awards the Company has determined are probable of vesting, and is expected to be recognized over a weighted average period of 2.7 years. The fair value of shares earned as of the vesting date during the year ended December 31, 2013, 2012, and 2011 was $58,941, $31,309, and $961, respectively.

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value SOSAR awards granted for each year:

	2013	2012	2011
Risk-free interest rate	0.5%	0.4%	1.6%
Expected life (years)	3.4	3.4	3.4
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	35.4%	39.1%	51.0%
Weighted-average Black-Scholes fair value per share at date of grant	$82.51	$104.97	$101.91

The Company has not paid dividends to date and does not plan to pay dividends in the near future. The risk-free interest rate is based upon U.S. Treasury rates for instruments with similar terms. The volatility assumption was based on our historical data and implied volatility, and the expected life assumptions were based on our historical data.

6. Employee Benefit Plans

The Company maintains the Chipotle Mexican Grill 401(k) plan (the “401(k) Plan”). The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2013, 2012, and 2011, Company matching contributions totaled approximately $2,644, $2,431 and $2,039, respectively.

In 2012, the Company began offering an employee stock purchase plan (“ESPP”). Under the ESPP, 250 shares of common stock have been authorized and reserved for issuances to eligible employees. Employees become eligible to contribute after one year of service with the Company and may contribute up to 15% of their base earnings, subject to an annual maximum dollar amount, toward the monthly purchase of the Company’s common stock. During the year ended 2013 there were 1 shares issued under the ESPP, and during the year ended 2012 there were 1 shares issued under the ESPP.

The Company also maintains the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2013 and 2012 were $13,397 and $10,037, respectively, and are included in other long-term liabilities in the consolidated balance sheet. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2013, 2012, and 2011, the Company made deferred compensation matches of $201, $213 and $179 respectively, to the Deferred Plan.

Prior to the first quarter of 2012, the Deferred Plan was unfunded, with all earnings and losses recorded in general and administrative expenses in the consolidated statement of income and comprehensive income. The total expense recognized related to the unfunded portion of the Deferred Plan including the matching contributions was $487 and $20 for the years ended December 31, 2012, and 2011, respectively. During the first quarter of 2012, the Company elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs (quoted prices for identical assets in active markets), and the fair value of the investments in the rabbi trust was $13,397 and $10,037 as of December 31, 2013 and 2012, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income and comprehensive income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the Deferred Plan liability. The Company recorded $722 and $240 of unrealized gains on investments held in the rabbi trust during twelve months ended December 31, 2013 and 2012, respectively.

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

Future minimum lease payments required under existing operating leases as of December 31, 2013 are as follows:

2014	$185,866
2015	189,474
2016	189,514
2017	190,256
2018	193,243
Thereafter	1,908,169

Total minimum lease payments	$2,856,522

Minimum lease payments have not been reduced by minimum sublease rentals of $6,355 due in the future under non-cancelable subleases.

Rental expense consists of the following:

	For the years ended December 31
	2013	2012	2011
Minimum rentals	$178,395	$152,935	$130,827
Contingent rentals	$2,719	$1,917	$1,754
Sublease rental income	$(1,726)	$(1,623)	$(1,390)

The Company has six sales and leaseback transactions. These transactions do not qualify for sale leaseback accounting because of the Company’s deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $3,386 and $3,529 as of December 31, 2013, and 2012, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities in the consolidated balance sheet.

8. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options, SOSARs and non-vested stock awards (collectively “stock awards”). Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Stock awards of 393, 360 and 240 were excluded from the calculation of 2013, 2012 and 2011 diluted EPS, respectively, because they were anti-dilutive. In addition, 381, 449 and 224 stock awards subject to performance conditions were excluded from the 2013, 2012 and 2011 calculations of diluted EPS. The following table sets forth the computations of basic and diluted earnings per share:

	Year ended December 31
	2013	2012	2011
Net income	$327,438	$278,000	$214,945
Shares:
Weighted average number of common shares outstanding	30,957	31,513	31,217
Dilutive stock awards	324	270	558

Diluted weighted average number of common shares outstanding	31,281	31,783	31,775

Basic earnings per share	$10.58	$8.82	$6.89

Diluted earnings per share	$10.47	$8.75	$6.76

9. Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and marketing initiatives and corporate sponsorships.

Litigation

Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations

Following an inspection during 2010 by the U.S. Department of Homeland Security, or DHS, of the work authorization documents of the Company’s restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS, or ICE, issued to the Company a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding the Company’s review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. The Company approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, the Company was also requested by DHS to provide the work authorization documents of restaurant employees in the District of Columbia and Virginia, and the Company provided the requested documents in January 2011. The Company has subsequently received requests from the office of the U.S. Attorney for the District of Columbia for work authorization documents covering all of the Company’s employees since 2007, plus employee lists and other documents concerning work authorization. The Company believes its practices with regard to the work authorization of its employees, including the review and retention of work authorization documents, are in compliance with applicable law. However, the termination of large numbers of employees in a short period of time does disrupt restaurant operations and results in a temporary increase in labor costs as new employees are trained.

In May 2012, the U.S. Securities and Exchange Commission notified the Company that it is conducting a civil investigation of the Company’s compliance with employee work authorization verification requirements and its related disclosures and statements, and the office of the U.S. Attorney for the District of Columbia advised the Company that its investigation has broadened to include a parallel criminal and civil investigation of the Company’s compliance with federal securities laws. The Company intends to continue to fully cooperate in the government’s investigations. It is not possible at this time to determine whether the Company will incur, or to reasonably estimate the amount of, any fines, penalties or further liabilities in connection with these matters.

Shareholder Derivative Actions

On July 12, 2012, Ralph B. Richey filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of the Company’s Board of Directors breached their fiduciary duties in connection with employee work authorization compliance matters. On September 21, 2012, Joanne Nelson filed a shareholder derivative action in the same court alleging that the members of the Company’s Board of Directors and the Company’s Chief Financial Officer breached their fiduciary duties, caused waste of corporate assets, and were unjustly enriched in connection with employee work authorization compliance matters, as well as in connection with the Company’s alleged failure to disclose material information about the Company’s business results and prospects, and in connection with compensation paid to some of the Company’s officers. On October 4, 2012, Francis Schmitz filed a shareholder derivative action in the same court, making allegations substantially the same as those in the Nelson complaint. Each of these actions purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records, in part regarding the matters described above under “—Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations.” On January 17, 2013, these three shareholder derivative actions were consolidated by the court and will proceed as a single action. On March 20, 2013, an amended and consolidated complaint for the cases was filed by plaintiff Saleem Mohammed. On May 22, 2013, the Company filed a motion to dismiss the consolidated cases, and a ruling on the motion remains pending. The Company has agreed to a proposed settlement of the consolidated cases the terms of which are subject to court approval and ratification by the Company’s Board of Directors. Under the proposed settlement agreement, the Company would pay the plaintiffs’ attorneys’ fees which have been accrued and agree to put in place additional oversight procedures related to employee work authorization compliance. In the event the settlement is not approved, the Company intends to continue to defend the cases vigorously, but it would not be possible at this time to reasonably estimate the outcome of or any potential liability from these cases.

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

10. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2013
	March 31	June 30	September 30	December 31
Revenue	$726,751	$816,786	$826,907	$844,147
Operating income	$120,044	$146,418	$137,154	$129,104
Net income	$76,584	$87,853	$83,379	$79,622
Basic earnings per share	$2.47	$2.84	$2.70	$2.57
Diluted earnings per share	$2.45	$2.82	$2.66	$2.53

	2012
	March 31	June 30	September 30	December 31
Revenue	$640,603	$690,932	$700,528	$699,161
Operating income	$102,224	$133,790	$117,663	$102,188
Net income	$62,664	$81,683	$72,300	$61,353
Basic earnings per share	$2.00	$2.58	$2.28	$1.96
Diluted earnings per share	$1.97	$2.56	$2.27	$1.95

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2013 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on that assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework (1992).

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013. This report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited Chipotle Mexican Grill, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chipotle Mexican Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chipotle Mexican Grill, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 4, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of December 31, 2013. All options/SOSARs reflected are options to purchase common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)

Equity Compensation Plans Approved by Security Holders:	1,760,851	$312.44	2,262,454

Equity Compensation Plans Not Approved by Security Holders:	None.	N/A	None.

Total	1,760,851	$312.44	2,262,454

(1)	Includes shares issuable in connection with performance shares, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options and SOSARs only.
(2)	Includes 2,013,854 shares remaining available under the Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan, and 248,600 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2013, all of the shares available for grant under the Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan may instead be issued in the form of restricted stock, restricted stock units, performance shares or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2013.

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

Date: February 4, 2014

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

Signature	Date	Title
/S/ STEVE ELLS Steve Ells	February 4, 2014	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/S/ MONTGOMERY F. MORAN Montgomery F. Moran	February 4, 2014	Co-Chief Executive Officer (principal executive officer)

/S/ JOHN R. HARTUNG John R. Hartung	February 4, 2014	Chief Financial Officer (principal financial and accounting officer)

/S/ ALBERT S. BALDOCCHI Albert S. Baldocchi	February 4, 2014	Director

/S/ JOHN S. CHARLESWORTH John S. Charlesworth	February 4, 2014	Director

/S/ NEIL W. FLANZRAICH Neil W. Flanzraich	February 4, 2014	Director

/S/ PATRICK J. FLYNN Patrick J. Flynn	February 4, 2014	Director

/S/ DARLENE J. FRIEDMAN Darlene J. Friedman	February 4, 2014	Director

Jeffrey B. Kindler		Director

/s/ KIMBAL MUSK Kimbal Musk	February 3, 2014	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.(2)

3.3	Amended and Restated Bylaws.(3)

4.1	Form of Stock Certificate for Shares of Common Stock.(4)

10.1†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Cash Incentive Plan.(5)

10.2†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan.(6)

10.2.1†	Form of 2007 Stock Option Agreement.(7)

10.2.2†	Form of 2008 Stock Appreciation Rights Agreement.(8)

10.2.3†	Form of 2009 Stock Appreciation Rights Agreement.(9)

10.2.4†	Form of 2011 Stock Appreciation Rights Agreement.(6)

10.2.5†	Form of 2011 Performance-Based Stock Appreciation Rights Agreement.(6)

10.3†	Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan.(10)

10.3.1†	Form of Board Restricted Stock Units Agreement.(11)

10.3.2†	Form of Performance Share Agreement.(5)

10.3.3†	Form of Stock Appreciation Rights Agreement.(12)

10.3.4†	Form of Performance-Based Stock Appreciation Rights Agreement.(12)

10.3.5†	Amendment No. 1 to Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan.(4)

10.4	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders.(13)

10.5†	Board Pay Policies.(14)

10.6†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(7)

10.6.1†	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(15)

10.6.2†	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(16)

10.7†	Form of Director and Officer Indemnification Agreement.(17)

10.8†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan.(4)

10.9†	Chipotle Mexican Grill, Inc. 2014 Cash Incentive Plan.(2)

21.1	Subsidiaries of Chipotle Mexican Grill, Inc.

23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.).

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chairman and Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheet as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements.

†-	denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
(2)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 19, 2013 (File No. 001-32731).
(3)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009 (File No. 001-32731).
(4)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 10, 2012 (File No. 001-32731).
(5)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2008 (File No. 001-32731).
(6)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 17, 2011 (File No. 001-32731).
(7)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007 (File No. 001-32731)
(8)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008 (File No. 001-32731)
(9)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009 (File No. 001-32731).
(10)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011 (File No. 001-32731).
(11)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on July 21, 2011 (File No. 001-32731).
(12)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on April 20, 2012 (File No. 001-32731).
(13)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006 (File No. 001-32731).
(14)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on July 27, 2010 (File No. 001-32731).
(15)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 1, 2007 (File No. 001-32731).
(16)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on October 31, 2007 (File No. 001-32731).

(17)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007 (File No. 001-32731).