Form 10-Q
period 2014-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2014-04-17
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 14, 2014 there were 31,083,011 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	March 31	December 31
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$411,592	$323,203
Accounts receivable, net of allowance for doubtful accounts of $1,170 and $1,190 as of March 31, 2014 and December 31, 2013, respectively	16,582	24,016
Inventory	15,202	13,044
Current deferred tax asset	13,799	13,212
Prepaid expenses and other current assets	38,213	34,204
Income tax receivable	—	3,657
Investments	295,403	254,971

Total current assets	790,791	666,307
Leasehold improvements, property and equipment, net	983,047	963,238
Long term investments	313,601	313,863
Other assets	46,302	43,933
Goodwill	21,939	21,939

Total assets	$2,155,680	$2,009,280

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$66,729	$59,022
Accrued payroll and benefits	56,332	67,195
Accrued liabilities	68,703	73,011
Income tax payable	35,478	—

Total current liabilities	227,242	199,228
Deferred rent	199,480	192,739
Deferred income tax liability	57,576	55,434
Other liabilities	26,349	23,591

Total liabilities	510,647	470,992

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock $0.01 par value, 230,000 shares authorized, and 35,323 and 35,245 shares issued as of March 31, 2014 and December 31, 2013, respectively	353	352
Additional paid-in capital	956,382	919,840
Treasury stock, at cost, 4,235 and 4,212 common shares at March 31, 2014 and December 31, 2013, respectively	(673,157)	(660,421)
Accumulated other comprehensive income	1,489	1,620
Retained earnings	1,359,966	1,276,897

Total shareholders’ equity	1,645,033	1,538,288

Total liabilities and shareholders’ equity	$2,155,680	$2,009,280

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31
	2014	2013
Revenue	$904,163	$726,751

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	311,792	239,589
Labor	208,208	171,469
Occupancy	54,846	47,620
Other operating costs	95,137	76,656
General and administrative expenses	66,917	44,211
Depreciation and amortization	25,754	22,936
Pre-opening costs	4,300	2,886
Loss on disposal of assets	1,559	1,340

Total operating expenses	768,513	606,707

Income from operations	135,650	120,044
Interest and other income (expense), net	689	266

Income before income taxes	136,339	120,310
Provision for income taxes	(53,270)	(43,726)

Net income	$83,069	$76,584

Earnings per share:
Basic	$2.67	$2.47

Diluted	$2.64	$2.45

Weighted average common shares outstanding:
Basic	31,061	31,012

Diluted	31,486	31,229

Comprehensive income	$82,938	$75,480

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31
	2014	2013
Operating activities
Net income	$83,069	$76,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,754	22,936
Deferred income tax provision (benefit)	1,551	(1,923)
Loss on disposal of assets	1,559	1,340
Bad debt allowance	(20)	9
Stock-based compensation expense	27,359	15,387
Excess tax benefit on stock-based compensation	(8,955)	(1,869)
Other	64	177
Changes in operating assets and liabilities:
Accounts receivable	7,439	1,309
Inventory	(2,160)	(340)
Prepaid expenses and other current assets	(4,014)	(4,376)
Other assets	(2,365)	(1,588)
Accounts payable	8,006	773
Accrued liabilities	(15,159)	(33,893)
Income tax payable/receivable	48,088	42,721
Deferred rent	6,764	5,880
Other long-term liabilities	2,798	2,123

Net cash provided by operating activities	179,778	125,250

Investing activities
Purchases of leasehold improvements, property and equipment	(47,230)	(36,495)
Purchases of investments	(89,782)	(54,598)
Maturities of investments	49,500	39,500

Net cash used in investing activities	(87,512)	(51,593)

Financing activities
Acquisition of treasury stock	(12,736)	(50,965)
Excess tax benefit on stock-based compensation	8,955	1,869
Other financing proceeds (payments)	(56)	120

Net cash used in financing activities	(3,837)	(48,976)

Effect of exchange rate changes on cash and cash equivalents	(40)	(304)
Net change in cash and cash equivalents	88,389	24,377
Cash and cash equivalents at beginning of period	323,203	322,553

Cash and cash equivalents at end of period	$411,592	$346,930

Supplemental disclosures of cash flow information
Increase (decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable	$(290)	$2,813

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants. As of March 31, 2014, the Company operated 1,614 Chipotle restaurants throughout the United States. The Company also has seven restaurants in Canada, six in England, two in France, and one in Germany. Further, the Company operates six ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, as well as is an investor in a consolidated entity that owns and operates one Pizzeria Locale, a fast casual pizza concept. The Company is transitioning the management of its operations from seven to nine regions and has aggregated its operations to one reportable segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $15,682 and $13,397 as of March 31, 2014 and December 31, 2013, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. For the three months ended March 31, 2014, and 2013, the Company recorded $144 and $284, respectively, of unrealized gains on investments held in the rabbi trust.

3. Shareholders’ Equity

Through March 31, 2014, the Company had announced authorizations by its Board of Directors of repurchases of shares of common stock, which in the aggregate authorized expenditures of up to $700,000. On April 17, 2014, the Company announced that its Board of Directors authorized the repurchase of up to an additional $100,000 to repurchase shares of common stock. Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions.

During the three months ended March 31, 2014, the Company repurchased 23 shares of common stock under authorized programs, for a total cost of $12,736. The cumulative shares repurchased under authorized programs as of March 31, 2014 are 4,083 for a total cost of $622,826. As of March 31, 2014, $77,467 was available to repurchase shares under the current repurchase authorization. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

4. Stock-based Compensation

During the first quarter of 2014, the Company granted stock only stock appreciation rights (“SOSARs”) on 757 shares of its common stock to eligible employees, of which 220 include performance conditions. The weighted average grant date fair value of the SOSARs was $135.98 per share with a weighted average exercise price of $544.98 per share based on the closing price of common stock on the date of grant. The SOSARs (other than those subject to performance conditions) vest in two equal installments on the second and third anniversary of the grant date.

Total stock-based compensation expense was $27,657 ($17,012 net of tax) for the three months ended March 31, 2014, and was $15,655 ($9,534 net of tax) for the three months ended March 31, 2013. A portion of stock-based compensation totaling $298 and $268 for the three months ended March 31, 2014 and 2013, respectively, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the three months ended March 31, 2014, 194 SOSARs were exercised, and 9 SOSARs were forfeited.

5. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to SOSARs and non-vested stock awards (collectively “stock awards”). For the three months ended March 31, 2014 and 2013, 326 and 678 stock awards were excluded from the calculation of diluted EPS because they were anti-dilutive. In addition, 394 and 509 stock awards for the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended March 31
	2014	2013
Net income	$83,069	$76,584
Shares:
Weighted average number of common shares outstanding	31,061	31,012
Dilutive stock awards	425	217

Diluted weighted average number of common shares outstanding	31,486	31,229

Basic earnings per share	$2.67	$2.47

Diluted earnings per share	$2.64	$2.45

6. Commitments and Contingencies

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

Shareholder Derivative Actions

On July 12, 2012, Ralph B. Richey filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of the Company’s Board of Directors breached their fiduciary duties in connection with employee work authorization compliance matters. On September 21, 2012, Joanne Nelson filed a shareholder derivative action in the same court alleging that the members of the Company’s Board of Directors and the Company’s Chief Financial Officer breached their fiduciary duties, caused waste of corporate assets, and were unjustly enriched in connection with employee work authorization compliance matters, as well as in connection with the Company’s alleged failure to disclose material information about the Company’s business results and prospects, and in connection with compensation paid to some of the Company’s officers. On October 4, 2012, Francis Schmitz filed a shareholder derivative action in the same court, making allegations substantially the same as those in the Nelson complaint. Each of these actions purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records, in part regarding the matters described above under “—Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations.” On January 17, 2013, these three shareholder derivative actions were consolidated by the court and have proceeded as a single action. On March 20, 2013, an amended and consolidated complaint for the cases was filed by plaintiff Saleem Mohammed. On May 22, 2013, the Company filed a motion to dismiss the consolidated cases, and a ruling on the motion remains pending. The Company has agreed to a proposed settlement of the consolidated cases the terms of which are subject to court approval. Under the proposed settlement agreement, the Company would pay the plaintiffs’ attorneys’ fees which have previously been accrued in the Company’s consolidated financial statements, and agree to put in place additional oversight procedures related to employee work authorization compliance. In the event the settlement is not approved, the Company intends to continue to defend the cases vigorously, but it would not be possible at this time to reasonably estimate the outcome of or any potential liability from these cases.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of the number and type of new restaurant openings, potential changes in comparable restaurant sales, statements regarding possible menu price increases, projections of food cost trends, discussion of possible stock repurchases, and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2013, as updated in Part II, Item 1.A of this report.

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

2014 Highlights

Restaurant Development. As of March 31, 2014, we had 1,637 restaurants in operation, including 1,614 Chipotle restaurants throughout the United States, with an additional seven in Canada, six in England, two in France, and one in Germany. Our restaurants include six ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, and we are an investor in a consolidated entity that owns and operates one Pizzeria Locale, a fast casual pizza concept. New restaurants have contributed substantially to our revenue growth and we opened 44 restaurants during the three months ended March 31, 2014. We expect to open between 180 and 195 restaurants in 2014, including a small number of ShopHouse and/or Pizzeria Locale restaurants.

Sales Growth. Average restaurant sales were $2.226 million as of March 31, 2014. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increased 13.4% for the first three months of 2014. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. Comparable restaurant sales increases in the first three months of 2014 were driven primarily by an increase in customer visits, and to a lesser extent due to an increase in the average check and to the Easter holiday falling in the second quarter of 2014, instead of the first quarter, as in 2013. We expect 2014 comparable restaurant sales increases to be in the high-single digits, excluding the impact of a menu price increase. We plan to increase menu prices beginning in the second quarter of 2014, with the price increase expected to be in the mid-single digit percentage range.

During 2013, we launched our catering service in Chipotle restaurants throughout the U.S, except New York City where we expect to introduce catering later in 2014. Catering continues to represent approximately 1% of sales in markets in which catering was offered.

Food With Integrity. In all of our restaurants, we endeavor to serve only meats that were raised without the use of subtherapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. We brand these meats as “Responsibly Raised®.” In addition, a portion of some of the produce items we serve is organically grown, and/or sourced locally when in season (by which we mean within 350 miles of the restaurant where it is served), and a portion of the beans we serve is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. The sour cream and cheese we buy is made with milk that comes from cows that are not given rBGH. Milk used to make much of our cheese and our sour cream is sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows. Further, we disclose on our website which ingredients contain genetically modified organisms, or GMOs, and we are working to replace ingredients containing GMOs in our food (not including beverages) with non-GMO ingredients. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet containing GMOs. We will continue to search for quality ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised beef during the first quarter of 2014 and some are continuing to serve conventionally raised beef, due to supply constraints for our Responsibly Raised meats. A small number of restaurants also served commodity chicken for a short time during the first quarter of 2014 due to weather-related shortages. More of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so that customers can avoid those meats if they choose to do so.

Our food costs increased as a percentage of revenue for the first three months of 2014 as compared to 2013 as a result of inflationary pressures on many of our ingredients, particularly beef and avocados, as well as dairy. We expect that food cost inflation will persist and that our food costs as a percentage of revenue will be higher for the full year 2014 as compared to 2013, after including the impact of the menu price increase.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors, we purchased stock with an aggregate total repurchase price of $12.7 million during the first three months of 2014. As of March 31, 2014, $77.5 million was available to be repurchased under the current repurchase authorization announced on February 5, 2013. On April 17, 2014 we announced that our Board of Directors authorized the expenditure of up to an additional $100 million to repurchase shares of our common stock. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended March 31
	2014	2013
Beginning of year	1,595	1,410
Openings	44	48
Relocations	(2)	—

Total restaurants at end of year	1,637	1,458

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended March 31		% increase
	2014	2013
	(dollars in millions)
Revenue	$904.2	$726.8	24.4%
Average restaurant sales	$2.226	$2.105	5.7%
Comparable restaurant sales increases	13.4%	1.0%
Number of restaurants as of the end of the period	1,637	1,458	12.3%
Number of restaurants opened in the period, net of relocations	42	48

The significant factors contributing to our increase in revenue were comparable restaurant sales increases and new restaurant openings. Comparable restaurant sales increases contributed $96.6 million of the increase in revenue for the first quarter of 2014. Comparable restaurant sales increases were driven primarily by an increase in customer visits, and to a lesser extent due to an increase in the average check and to the Easter holiday falling in the second quarter of 2014, instead of the first quarter as in 2013. For the three months ended March 31, 2014, revenue from restaurants not in the comparable restaurant base contributed $80.9 million of the increase in sales, of which $9.1 million was attributable to restaurants opened in 2014.

Food, Beverage and Packaging Costs

	For the three months ended March 31		% increase
	2014	2013
	(dollars in millions)
Food, beverage and packaging	$311.8	$239.6	30.1%
As a percentage of revenue	34.5%	33.0%

Food, beverage and packaging costs increased as a percentage of revenue for the three months ended March 31, 2014 as a result of inflation on many of our food items, particularly beef and avocados, as well as dairy. We expect that food cost inflation will persist and that our food costs as a percentage of revenue will be higher for the full year 2014 as compared to 2013, after including the impact of the menu price increase we plan to begin in the second quarter of 2014.

Labor Costs

	For the three months ended March 31		% increase
	2014	2013
	(dollars in millions)
Labor costs	$208.2	$171.5	21.4%
As a percentage of revenue	23.0%	23.6%

Labor costs as a percentage of revenue decreased in the three months ended March 31, 2014 primarily due to the benefit of higher average restaurant sales, partially offset by increased number of managers and crew in each of our restaurants and normal wage inflation.

Occupancy Costs

	For the three months ended March 31		% increase
	2014	2013
	(dollars in millions)
Occupancy costs	$54.8	$47.6	15.2%
As a percentage of revenue	6.1%	6.6%

Occupancy costs as a percentage of revenue decreased in the three months ended March 31, 2014 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended March 31		% increase
	2014	2013
	(dollars in millions)
Other operating costs	$95.1	$76.7	24.1%
As a percentage of revenue	10.5%	10.5%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs remained consistent as a percentage of revenue in the three months ended March 31, 2014. We expect marketing and promotion spend as a percentage of revenue to increase slightly in 2014, with more significant increases in the second and third quarters as we introduce a new advertising campaign.

General and Administrative Expenses

	For the three months ended March 31		% increase
	2014	2013
	(dollars in millions)
General and administrative expense	$66.9	$44.2	51.4%
As a percentage of revenue	7.4%	6.1%

The increase in general and administrative expenses in dollar terms in the three months ended March 31, 2014 primarily resulted from increased non-cash stock-based compensation expense, increased payroll and benefits costs, and increased litigation costs.

We expect general and administrative expenses to increase as a percentage of revenue as compared to 2013 due primarily to increased non-cash stock-based compensation expense, and costs from our biennial 2014 All Managers’ Conference.

Depreciation and Amortization

	For the three months ended March 31		% increase
	2014	2013
	(dollars in millions)
Depreciation and amortization	$25.8	$22.9	12.3%
As a percentage of revenue	2.8%	3.2%

The increase in depreciation and amortization in dollar terms was primarily due to restaurants opened in 2014 and 2013. Depreciation and amortization decreased as a percentage of revenue as a result of the benefit of higher average restaurant sales on a partially fixed cost base.

Provision for Income Taxes

	For the three months ended March 31		% increase
	2014	2013
	(dollars in millions)
Provision for income taxes	$53.3	$43.7	21.8%
Effective tax rate	39.1%	36.3%

The 2014 estimated annual effective tax rate is expected to be 39.1% compared to 38.7% for 2013. The 2014 estimated tax rate increased due to the expiration of certain federal tax credits that benefitted us in 2013, including the recognition of the federal tax credits for the 2012 tax year during the first quarter of 2013. The increase is partially offset by a decrease in the estimated state tax rate.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. The number of trading days can also affect our quarterly results. Overall, on an annual basis, changes in trading days do not have a significant impact on our results.

Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense, the number of new restaurants opened in a quarter, timing of marketing and promotional spend and both planned and unanticipated events. New restaurants typically have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $1.02 billion that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of March 31, 2014 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. However, a majority of the dollar value of goods purchased by us is effectively at spot prices. Generally our pricing protocols with suppliers can remain in effect for periods ranging from one to 18 months, depending on the outlook for prices of the particular ingredient. In several cases, we have minimum purchase obligations. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose not to increase menu prices at the same pace for competitive or other reasons.

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2014, we had $689.7 million in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $332.9 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.33%.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2014 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 6 “Commitments and Contingencies” in our notes to condensed consolidated financial statements included in Item 1. “Financial Statements and Supplementary Data.”

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January	9,174	$517.41	9,174	$85,455,299
Purchased 1/1 through 1/31
February	6,881	$551.43	6,881	$81,660,882
Purchased 2/1 through 2/28
March	7,190	$583.33	7,190	$77,466,708
Purchased 3/1 through 3/31
Total	23,245	$547.87	23,245	$77,466,708

(1)	Shares were repurchased pursuant to a repurchase program announced on February 5, 2013. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the ongoing repurchase program may be modified, suspended, or discontinued at any time.
(2)	This column does not include an additional $100 million in authorized repurchases announced on April 17, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: April 17, 2014

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.**

3.3	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.***

4.1	Form of Stock Certificate for Common Stock.*

10.1	Board Pay Policies

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three ended March 31, 2014 (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014; and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q filed on July 19, 2013 (File No. 001-32731).
***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).