Form 10-Q
period 2014-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2014-07-22
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 16, 2014 there were 31,015,621 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	June 30	December 31
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$470,050	$323,203
Accounts receivable, net of allowance for doubtful accounts of $1,172 and $1,190 as of June 30, 2014 and December 31, 2013, respectively	20,242	24,016
Inventory	15,522	13,044
Current deferred tax asset	14,739	13,212
Prepaid expenses and other current assets	36,966	34,204
Income tax receivable	—	3,657
Investments	334,580	254,971

Total current assets	892,099	666,307
Leasehold improvements, property and equipment, net	1,011,916	963,238
Long term investments	304,108	313,863
Other assets	47,520	43,933
Goodwill	21,939	21,939

Total assets	$2,277,582	$2,009,280

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$77,648	$59,022
Accrued payroll and benefits	86,383	67,195
Accrued liabilities	69,638	73,011
Income tax payable	7,867	—

Total current liabilities	241,536	199,228
Deferred rent	205,304	192,739
Deferred income tax liability	50,838	55,434
Other liabilities	26,870	23,591

Total liabilities	524,548	470,992

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2014 and December 31, 2013, respectively	—	—
Common stock $0.01 par value, 230,000 shares authorized, and 35,327 and 35,245 shares issued as of June 30, 2014 and December 31, 2013, respectively	353	352
Additional paid-in capital	991,190	919,840
Treasury stock, at cost, 4,308 and 4,212 common shares at June 30, 2014 and December 31, 2013, respectively	(710,713)	(660,421)
Accumulated other comprehensive income	1,968	1,620
Retained earnings	1,470,236	1,276,897

Total shareholders’ equity	1,753,034	1,538,288

Total liabilities and shareholders’ equity	$2,277,582	$2,009,280

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Revenue	$1,050,073	$816,786	$1,954,236	$1,543,537

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	363,148	270,510	674,940	510,099
Labor	228,529	185,804	436,737	357,273
Occupancy	56,254	48,564	111,100	96,184
Other operating costs	115,418	86,296	210,555	162,952
General and administrative expenses	74,879	50,952	141,796	95,163
Depreciation and amortization	27,009	23,597	52,763	46,533
Pre-opening costs	3,392	3,246	7,692	6,132
Loss on disposal of assets	1,602	1,399	3,161	2,739

Total operating expenses	870,231	670,368	1,638,744	1,277,075

Income from operations	179,842	146,418	315,492	266,462
Interest and other income (expense), net	1,144	330	1,833	596

Income before income taxes	180,986	146,748	317,325	267,058
Provision for income taxes	(70,716)	(58,895)	(123,986)	(102,621)

Net income	$110,270	$87,853	$193,339	$164,437

Earnings per share:
Basic	$3.55	$2.84	$6.23	$5.31

Diluted	$3.50	$2.82	$6.14	$5.27

Weighted average common shares outstanding:
Basic	31,049	30,901	31,055	30,956

Diluted	31,474	31,176	31,480	31,202

Comprehensive income	$110,139	$87,820	$193,687	$163,300

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30
	2014	2013
Operating activities
Net income	$193,339	$164,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,763	46,533
Deferred income tax provision (benefit)	(6,124)	7,301
Loss on disposal of assets	3,161	2,739
Bad debt allowance	(18)	39
Stock-based compensation expense	61,401	34,333
Excess tax benefit on stock-based compensation	(9,516)	(4,251)
Other	3	262
Changes in operating assets and liabilities:
Accounts receivable	3,754	1,795
Inventory	(2,476)	(181)
Prepaid expenses and other current assets	(2,744)	(7,596)
Other assets	(3,574)	(3,365)
Accounts payable	17,696	6,078
Accrued liabilities	15,781	(12,551)
Income tax payable/receivable	21,041	17,688
Deferred rent	12,584	11,794
Other long-term liabilities	3,360	2,698

Net cash provided by operating activities	360,431	267,753

Investing activities
Purchases of leasehold improvements, property and equipment	(102,840)	(80,130)
Purchases of investments	(191,281)	(230,397)
Maturities of investments	121,250	78,750

Net cash used in investing activities	(172,871)	(231,777)

Financing activities
Acquisition of treasury stock	(50,292)	(81,065)
Excess tax benefit on stock-based compensation	9,516	4,251
Other financing proceeds (payments)	(55)	191

Net cash used in financing activities	(40,831)	(76,623)

Effect of exchange rate changes on cash and cash equivalents	118	(274)
Net change in cash and cash equivalents	146,847	(40,921)
Cash and cash equivalents at beginning of period	323,203	322,553

Cash and cash equivalents at end of period	$470,050	$281,632

Supplemental disclosures of cash flow information
Increase (decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable	$917	$(1,432)

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. together with its subsidiaries, (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants. As of June 30, 2014, the Company operated 1,656 Chipotle restaurants throughout the United States. The Company also has seven restaurants in Canada, six in England, three in France, and one in Germany. Further, the Company operates seven ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, as well as is an investor in a consolidated entity that owns and operates one Pizzeria Locale, a fast casual pizza concept. The Company transitioned the management of its operations from seven to nine regions during the second quarter of 2014 and has aggregated its operations to one reportable segment.

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

2. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting period beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $15,649 and $13,397 as of June 30, 2014 and December 31, 2013, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. For the three and six months ended June 30, 2014, the Company recorded $292 and $436, respectively, of unrealized gains on investments held in the rabbi trust. The Company recorded $147 of unrealized losses on investments held in the rabbi trust during the three months ended June 30, 2013, and $138 of unrealized gains on investments held in the rabbi trust during the six months ended June 30, 2013.

4. Shareholders’ Equity

The Company has announced authorizations by its Board of Directors of repurchases of shares of common stock, which in the aggregate authorized expenditures of up to $800,000. Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions.

During the six months ended June 30, 2014, the Company repurchased 96 shares of common stock under authorized programs, for a total cost of $50,292. The cumulative shares repurchased under authorized programs as of June 30, 2014 are 4,155 for a total cost of $660,381. As of June 30, 2014, $139,913 was available to repurchase shares under the current repurchase authorizations. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

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

Total stock-based compensation expense was $34,340 and $61,997 ($21,147 and $38,178 net of tax) for the three and six months ended June 30, 2014, respectively, and was $19,243 and $34,898 ($11,704 and $21,225 net of tax) for the three and six months ended June 30, 2013, respectively. During the second quarter of 2014, of the Company increased its estimate of the number non-vested stock awards subject to performance conditions that it expects will vest, which resulted in a cumulative adjustment to expense of $1,616 ($995 net of tax and $0.03 to basic and diluted earnings per share). A portion of stock-based compensation totaling $298 and $596 for the three and six months ended June 30, 2014, respectively, and $297 and $565 for the three and six months ended June 30, 2013, respectively, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet. During the six months ended June 30, 2014, 200 SOSARs were exercised, 26 SOSARs were forfeited, and 2 non-vested stock awards vested.

6. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to SOSARs and non-vested stock awards (collectively “stock awards”). For the three and six months ended June 30, 2014, 536 and 431 stock awards, respectively, were excluded from the calculation of diluted EPS and for the three and six months ended June 30, 2013, 883 and 781 stock awards, respectively, were excluded from the calculation of diluted EPS because they were anti-dilutive. In addition, 382 and 388 stock awards for the three and six months ended June 30, 2014, respectively, and 437 and 473 stock awards for the three and six months ended June 30, 2013, respectively, were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Net income	$110,270	$87,853	$193,339	$164,437
Shares:
Weighted average number of common shares outstanding	31,049	30,901	31,055	30,956
Dilutive stock awards	425	275	425	246

Diluted weighted average number of common shares outstanding	31,474	31,176	31,480	31,202

Basic earnings per share	$3.55	$2.84	$6.23	$5.31

Diluted earnings per share	$3.50	$2.82	$6.14	$5.27

7. Commitments and Contingencies

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

Shareholder Derivative Actions

On July 12, 2012, Ralph B. Richey filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of the Company’s Board of Directors breached their fiduciary duties in connection with employee work authorization compliance matters. On September 21, 2012, Joanne Nelson filed a shareholder derivative action in the same court alleging that the members of the Company’s Board of Directors and the Company’s Chief Financial Officer breached their fiduciary duties, caused waste of corporate assets, and were unjustly enriched in connection with employee work authorization compliance matters, as well as in connection with the Company’s alleged failure to disclose material information about the Company’s business results and prospects, and in connection with compensation paid to some of the Company’s officers. On October 4, 2012, Francis Schmitz filed a shareholder derivative action in the same court, making allegations substantially the same as those in the Nelson complaint. Each of these actions purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records, in part regarding the matters described above under “—Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations.” On January 17, 2013, these three shareholder derivative actions were consolidated by the court and have proceeded as a single action. On March 20, 2013, an amended and consolidated complaint for the cases was filed by plaintiff Saleem Mohammed. On May 22, 2013, the Company filed a motion to dismiss the consolidated cases, and a ruling on the motion remains pending. The Company has agreed to a proposed settlement of the consolidated cases, the terms of which are subject to court approval. Under the proposed settlement agreement, the Company would pay the plaintiffs’ attorneys’ fees which have previously been accrued in the Company’s consolidated financial statements, and agree to put in place additional oversight procedures related to employee work authorization compliance. In the event the settlement is not approved, the Company intends to continue to defend the cases vigorously, but it would not be possible at this time to reasonably estimate the outcome of or any potential liability from these cases.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of the number and type of new restaurant openings, comparable restaurant sales increases, food cost trends, and marketing and general and administrative expenses, as well as discussion of possible stock repurchases and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2013, as updated in Part II, Item 1.A of this report.

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

2014 Highlights

Restaurant Development. As of June 30, 2014, we had 1,681 restaurants in operation, including 1,656 Chipotle restaurants throughout the United States, with an additional seven in Canada, six in England, three in France, and one in Germany. Our restaurants also include seven ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, and we are an investor in a consolidated entity that owns and operates one Pizzeria Locale, a fast casual pizza concept. New restaurants have contributed substantially to our revenue growth and we opened 89 restaurants during the six months ended June 30, 2014. We expect to open between 180 and 195 restaurants in 2014, including a small number of ShopHouse and/or Pizzeria Locale restaurants.

Sales Growth. Average restaurant sales were $2.307 million as of June 30, 2014. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increased 15.5% for the first six months of 2014, and 17.3% for the second quarter of 2014. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. Comparable restaurant sales increases in the first six months of 2014 were driven primarily by an increase in customer visits and to a lesser extent from an increase in average check. During the second quarter of 2014, we implemented menu price increases for all U.S. Chipotle locations, which averaged about 6.25% to 6.5%. Menu price increases accounted for 2.5% of our comparable restaurant sales increases for the three months ended June 30, 2014, and 1.3% for the first six months of the year. The impact of menu price increases on comparable restaurant sales in future quarters may be lower than the full amount of the menu price increases due to possible customer resistance. However, as a result of our strong transaction trends and the benefit of the recent menu price increases, we expect our 2014 full year comparable restaurant sale increases to be in the mid-teens.

During 2013, we launched our catering service in Chipotle restaurants throughout the U.S, except New York City where we expect to introduce catering later in 2014. Catering represented slightly more than 1% of sales in the first six months of 2014.

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

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised beef and chicken during the first half of 2014 and some are continuing to serve conventionally raised beef, due to supply constraints for our Responsibly Raised meats. More of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so that customers can avoid those meats if they choose to do so.

Our food costs increased as a percentage of revenue for the first six months of 2014 as compared to 2013 as a result of inflationary pressures on many of our ingredients, particularly beef, avocados, and dairy, partially offset by the impact of menu price increases and lower tomatillo costs. For the remainder of 2014, we expect that food costs as a percentage of revenue will be lower than the first half of the year due to the impact of menu price increases. However, we expect food costs as a percentage of revenue to slightly increase for the full year 2014 as compared to 2013 due to sustained inflation.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors, we purchased stock with an aggregate total repurchase price of $50.3 million during the first six months of 2014. As of June 30, 2014, $139.9 million was available to be repurchased under the current repurchase authorizations announced on February 5, 2013 and April 17, 2014. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended June 30		For the six months ended June 30
	2014	2013	2014	2013
Beginning of period	1,637	1,458	1,595	1,410
Openings	45	44	89	92
Relocations	(1)	—	(3)	—

Total restaurants at end of period	1,681	1,502	1,681	1,502

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended June 30%			For the six months ended June 30%
	2014	2013	increase	2014	2013	increase
	(dollars in millions)
Revenue	$1,050.1	$816.8	28.6%	$1,954.2	$1,543.5	26.6%
Average restaurant sales	$2.307	$2.119	8.9%	$2.307	$2.119	8.9%
Comparable restaurant sales increases	17.3%	5.5%		15.5%	3.4%
Number of restaurants as of the end of the period	1,681	1,502	11.9%	1,681	1,502	11.9%
Number of restaurants opened in the period, net of relocations	44	44		86	92

The significant factors contributing to our increase in revenue were comparable restaurant sales increases and new restaurant openings. Comparable restaurant sales increases contributed $139.6 million of the increase in revenue for the second quarter of 2014, and $236.2 million of the increase in sales for the first half of 2014. Comparable restaurant sales increases were driven primarily by an increase in customer visits, and to a lesser extent from an increase in average check, including the benefit from menu price increases. Revenue for the three and six months ended June 30, 2014 from restaurants not in the comparable restaurant base contributed $93.9 million and $174.7 million of the increase in sales, respectively, of which $31.4 million and $40.6 million, respectively, was attributable to restaurants opened in 2014.

Food, Beverage and Packaging Costs

	For the three months ended June 30%			For the six months ended June 30%
	2014	2013	increase	2014	2013	increase
	(dollars in millions)
Food, beverage and packaging	$363.1	$270.5	34.2%	$674.9	$510.1	32.3%
As a percentage of revenue	34.6%	33.1%		34.5%	33.0%

Food, beverage and packaging costs increased as a percentage of revenue for the three and six months ended June 30, 2014 as a result of inflation on many of our food items, particularly beef, avocados, and dairy, partially offset by the impact of menu price increases and lower tomatillo costs. For the remainder of 2014, we expect that food costs as a percentage of revenue will be lower than the first half of the year due to the impact of menu price increases. However, we expect food costs as a percentage of revenue to slightly increase for the full year 2014 as compared to 2013 due to sustained inflation.

Labor Costs

	For the three months ended June 30%			For the six months ended June 30%
	2014	2013	increase	2014	2013	increase
	(dollars in millions)
Labor costs	$228.5	$185.8	23.0%	$436.7	$357.3	22.2%
As a percentage of revenue	21.8%	22.7%		22.3%	23.1%

Labor costs as a percentage of revenue decreased in the three and six months ended June 30, 2014 primarily due to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by increased number of managers and crew in each of our restaurants and normal wage inflation.

Occupancy Costs

	For the three months ended June 30%			For the six months ended June 30%
	2014	2013	increase	2014	2013	increase
	(dollars in millions)
Occupancy costs	$56.3	$48.6	15.8%	$111.1	$96.2	15.5%
As a percentage of revenue	5.4%	5.9%		5.7%	6.2%

Occupancy costs as a percentage of revenue decreased in the three and six months ended June 30, 2014 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended June 30%			For the six months ended June 30%
	2014	2013	increase	2014	2013	increase
	(dollars in millions)
Other operating costs	$115.4	$86.3	33.7%	$210.6	$163.0	29.2%
As a percentage of revenue	11.0%	10.6%		10.8%	10.6%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs increased as a percentage of revenue in the three and six months ended June 30, 2014 primarily due to increased marketing and promotion spend as we introduced a new advertising campaign. We expect marketing and promotion to increase slightly as a percentage of revenue for the full year of 2014 as compared to 2013.

General and Administrative Expenses

	For the three months ended June 30%			For the six months ended June 30%
	2014	2013	increase	2014	2013	increase
	(dollars in millions)
General and administrative expense	$74.9	$51.0	47.0%	$141.8	$95.2	49.0%
As a percentage of revenue	7.1%	6.2%		7.3%	6.2%

The increase in general and administrative expenses in dollar terms in the three and six months ended June 30, 2014 primarily resulted from increased non-cash stock-based compensation expense and payroll and bonus costs.

We expect general and administrative expenses for the full year to increase as a percentage of revenue as compared to 2013 due primarily to increased non-cash stock-based compensation expense, and to a lesser extent from costs for our biennial All Managers’ Conference during the third quarter. However, we expect stock-based compensation expense to be lower during the second half of 2014 compared to the first half of 2014, and as a result we expect general and administrative expenses as a percentage of revenue for the full year to be lower than in the first half of the year.

Depreciation and Amortization

	For the three months ended June 30%			For the six months ended June 30%
	2014	2013	increase	2014	2013	increase
	(dollars in millions)
Depreciation and amortization	$27.0	$23.6	14.5%	$52.8	$46.5	13.4%
As a percentage of revenue	2.6%	2.9%		2.7%	3.0%

The increase in depreciation and amortization in dollar terms was primarily due to restaurants opened in 2014 and 2013. Depreciation and amortization decreased as a percentage of revenue as a result of the benefit of higher average restaurant sales on a partially fixed cost base.

Provision for Income Taxes

	For the three months ended June 30%			For the six months ended June 30%
	2014	2013	increase	2014	2013	increase
	(dollars in millions)
Provision for income taxes	$70.7	$58.9	20.1%	$124.0	$102.6	20.8%
Effective tax rate	39.1%	40.1%		39.1%	38.4%

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

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Our catering sales also have been higher in the second quarter as a result of graduation parties and similar events. Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. The number of trading days can also affect our quarterly results. Overall, on an annual basis, changes in trading days do not have a significant impact on our results.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $1.11 billion that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

We haven’t required significant working capital because customers pay using cash or credit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients. In addition, we generally have the right to pay for the purchase of food, beverage and supplies sometime after the receipt of those items, generally within ten days, thereby reducing the need for incremental working capital to support growth.

Off-Balance Sheet Arrangements

As of June 30, 2014 we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2014, we had $720.6 million in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $389.2 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.33%.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2014 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 7 “Commitments and Contingencies” in our notes to condensed consolidated financial statements included in Item 1. “Financial Statements and Supplementary Data.”

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2014.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April		22,936	$511.61	22,936	$165,732,504
	Purchased 4/1 through 4/30
May		40,422	$507.54	40,422	$145,216,560
	Purchased 5/1 through 5/31
June		9,228	$574.67	9,228	$139,913,461
	Purchased 6/1 through 6/30
Total		72,586	$517.36	72,586	$139,913,461

(1)	Shares were repurchased pursuant to a repurchase program announced on February 5, 2013. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the ongoing repurchase program may be modified, suspended, or discontinued at any time.
(2)	This column includes $100 million in authorized repurchases announced on April 17, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: July 21, 2014

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.**

3.3	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.***

4.1	Form of Stock Certificate for Common Stock.*

10.1	Form of 2014 Board Restricted Stock Units Agreement

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2014 (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014; and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q filed on July 19, 2013 (File No. 001-32731).
***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).