Form 10-Q
period 2014-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2014-10-21
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 15, 2014 there were 31,012,663 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	September 30	December 31
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$442,618	$323,203
Accounts receivable, net of allowance for doubtful accounts of $1,180 and $1,190 as of September 30, 2014 and December 31, 2013, respectively	18,949	24,016
Inventory	15,885	13,044
Current deferred tax asset	15,795	13,212
Prepaid expenses and other current assets	33,632	34,204
Income tax receivable	—	3,657
Investments	346,991	254,971

Total current assets	873,870	666,307
Leasehold improvements, property and equipment, net	1,052,684	963,238
Long term investments	440,949	313,863
Other assets	47,611	43,933
Goodwill	21,939	21,939

Total assets	$2,437,053	$2,009,280

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$88,398	$59,022
Accrued payroll and benefits	78,159	67,195
Accrued liabilities	73,781	73,011
Income tax payable	24,648	—

Total current liabilities	264,986	199,228
Deferred rent	211,918	192,739
Deferred income tax liability	38,978	55,434
Other liabilities	27,407	23,591

Total liabilities	543,289	470,992

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2014 and December 31, 2013, respectively	—	—
Common stock $0.01 par value, 230,000 shares authorized, and 35,345 and 35,245 shares issued as of September 30, 2014 and December 31, 2013, respectively	353	352
Additional paid-in capital	1,015,621	919,840
Treasury stock, at cost, 4,328 and 4,212 common shares at September 30, 2014 and December 31, 2013, respectively	(723,826)	(660,421)
Accumulated other comprehensive income	579	1,620
Retained earnings	1,601,037	1,276,897

Total shareholders’ equity	1,893,764	1,538,288

Total liabilities and shareholders’ equity	$2,437,053	$2,009,280

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Revenue	$1,084,222	$826,907	$3,038,458	$2,370,444

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	372,063	277,503	1,047,003	787,602
Labor	230,360	188,709	667,097	545,982
Occupancy	58,838	50,128	169,938	146,312
Other operating costs	110,957	89,060	321,512	252,012
General and administrative expenses	71,172	52,726	212,968	147,889
Depreciation and amortization	27,961	24,618	80,724	71,151
Pre-opening costs	3,829	4,604	11,521	10,736
Loss on disposal of assets	1,606	2,405	4,767	5,144

Total operating expenses	876,786	689,753	2,515,530	1,966,828

Income from operations	207,436	137,154	522,928	403,616
Interest and other income (expense), net	785	765	2,618	1,361

Income before income taxes	208,221	137,919	525,546	404,977
Provision for income taxes	(77,420)	(54,540)	(201,406)	(157,161)

Net income	$130,801	$83,379	$324,140	$247,816

Earnings per share:
Basic	$4.22	$2.70	$10.44	$8.01

Diluted	$4.15	$2.66	$10.29	$7.93

Weighted average common shares outstanding:
Basic	31,020	30,897	31,043	30,937

Diluted	31,547	31,296	31,502	31,234

Comprehensive income	$129,412	$84,890	$323,099	$248,190

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30
	2014	2013
Operating activities
Net income	$324,140	$247,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,724	71,151
Deferred income tax (benefit) provision	(19,045)	6,585
Loss on disposal of assets	4,767	5,144
Bad debt allowance	(10)	24
Stock-based compensation expense	82,156	50,622
Excess tax benefit on stock-based compensation	(12,971)	(17,694)
Other	9	403
Changes in operating assets and liabilities:
Accounts receivable	5,250	2,200
Inventory	(2,851)	(1,415)
Prepaid expenses and other current assets	547	(7,304)
Other assets	(3,723)	(3,428)
Accounts payable	14,706	3,389
Accrued liabilities	11,462	(19,966)
Income tax payable/receivable	41,274	28,531
Deferred rent	19,380	18,939
Other long-term liabilities	3,941	3,718

Net cash provided by operating activities	549,756	388,715

Investing activities
Purchases of leasehold improvements, property and equipment	(160,400)	(136,665)
Purchases of investments	(390,632)	(293,929)
Maturities of investments	171,250	106,750

Net cash used in investing activities	(379,782)	(323,844)

Financing activities
Acquisition of treasury stock	(63,405)	(97,655)
Excess tax benefit on stock-based compensation	12,971	17,694
Other financing proceeds (payments)	(69)	185

Net cash used in financing activities	(50,503)	(79,776)

Effect of exchange rate changes on cash and cash equivalents	(56)	428
Net change in cash and cash equivalents	119,415	(14,477)
Cash and cash equivalents at beginning of period	323,203	322,553

Cash and cash equivalents at end of period	$442,618	$308,076

Supplemental disclosures of cash flow information
Increase in purchases of leasehold improvements, property and equipment accrued in accounts payable	$13,804	$8,181

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc. together with its subsidiaries, (the “Company”), a Delaware corporation, develops and operates fast-casual, fresh Mexican food restaurants. As of September 30, 2014, the Company operated 1,698 Chipotle restaurants throughout the United States. The Company also had seven Chipotle restaurants in Canada, six in England, three in France, and one in Germany. Further, the Company operated eight ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, as well as is an investor in a consolidated entity that owned and operated one Pizzeria Locale, a fast casual pizza concept. The Company transitioned the management of its operations from nine to eight regions during the third quarter of 2014 and has aggregated its operations to one reportable segment.

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

2. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $15,644 and $13,397 as of September 30, 2014 and December 31, 2013, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. The Company recorded $360 in unrealized losses on investments held in the rabbi trust during the three months ended September 30, 2014, and $76 of unrealized gains on investments held in the rabbi trust during the nine months ended September 30, 2014. The Company recorded $289 and $427 of unrealized gains on investments held in the rabbi trust during the three and nine months ended September 30, 2013, respectively.

4. Shareholders’ Equity

The Company has announced authorizations by its Board of Directors of repurchases of shares of common stock, which in the aggregate authorized expenditures of up to $800,000. Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions.

During the nine months ended September 30, 2014, the Company repurchased 116 shares of common stock under authorized programs, for a total cost of $63,405. The cumulative shares repurchased under authorized programs as of September 30, 2014 are 4,175 for a total cost of $673,495. As of September 30, 2014, $126,800 was available to repurchase shares under the current repurchase authorizations. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

5. Stock-based Compensation

During the nine months ended September 30 2014, the Company granted stock only stock appreciation rights (“SOSARs”) on 763 shares of its common stock to eligible employees, of which 220 include performance conditions. The weighted average grant date fair value of the SOSARs was $136.12 per share with a weighted average exercise price of $545.45 per share based on the closing price of common stock on the date of grant. The SOSARs (other than those subject to performance conditions) vest in two equal installments on the second and third anniversary of the grant date. During the nine months ended September 30, 2014, 229 SOSARs were exercised, 37 SOSARs were forfeited, and 2 non-vested stock awards vested.

Total stock-based compensation expense was $21,024 and $83,021 ($12,944 and $51,116 net of tax) for the three and nine months ended September 30, 2014, respectively, and was $16,567 and $51,465 ($10,069 and $31,280 net of tax) for the three and nine months ended September 30, 2013, respectively. During the second quarter of 2014, the Company increased its estimate of the number non-vested stock awards subject to performance conditions that it expects will vest, which resulted in a cumulative adjustment to expense of $1,616 ($995 net of tax and $0.03 to basic and diluted earnings per share). A portion of stock-based compensation totaling $269 and $865 for the three and nine months ended September 30, 2014, respectively, and $278 and $843 for the three and nine months ended September 30, 2013, respectively, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

6. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to SOSARs and non-vested stock awards (collectively “stock awards”). For the three and nine months ended September 30, 2014, 32 and 298 stock awards, respectively, were excluded from the calculation of diluted EPS and for the three and nine months ended September 30, 2013, 7 and 523 stock awards, respectively, were excluded from the calculation of diluted EPS because they were anti-dilutive. In addition, 382 and 386 stock awards for the three and nine months ended September 30, 2014, respectively, and 287 and 411 stock awards for the three and nine months ended September 30, 2013, respectively, were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Net income	$130,801	$83,379	$324,140	$247,816
Shares:
Weighted average number of common shares outstanding	31,020	30,897	31,043	30,937
Dilutive stock awards	527	399	459	297

Diluted weighted average number of common shares outstanding	31,547	31,296	31,502	31,234

Basic earnings per share	$4.22	$2.70	$10.44	$8.01

Diluted earnings per share	$4.15	$2.66	$10.29	$7.93

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

Shareholder Derivative Actions

On July 12, 2012, Ralph B. Richey filed a shareholder derivative action in the U.S. District Court for the District of Colorado alleging that the members of the Company’s Board of Directors breached their fiduciary duties in connection with employee work authorization compliance matters. On September 21, 2012, Joanne Nelson filed a shareholder derivative action in the same court alleging that the members of the Company’s Board of Directors and the Company’s Chief Financial Officer breached their fiduciary duties, caused waste of corporate assets, and were unjustly enriched in connection with employee work authorization compliance matters, as well as in connection with the Company’s alleged failure to disclose material information about the Company’s business results and prospects, and in connection with compensation paid to some of the Company’s officers. On October 4, 2012, Francis Schmitz filed a shareholder derivative action in the same court, making allegations substantially the same as those in the Nelson complaint. Each of these actions purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records, in part regarding the matters described above under “—Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations.” On January 17, 2013, these three shareholder derivative actions were consolidated by the court and proceeded as a single action. On August 20, 2014, the court approved a settlement of the consolidated cases, under which the Company agreed to pay plaintiffs’ attorneys’ fees and to put in place additional oversight procedures related to employee work authorization compliance. Amounts payable under the settlement were accrued in the Company’s financial statements in prior periods, and the additional procedures required under the settlement will not have a material impact on the Company. As a result of this settlement, these cases are now concluded.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of our number and type of new restaurant openings, comparable restaurant sales increases, food and labor cost trends, and general and administrative expenses, as well as discussion of possible stock repurchases and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2013, as updated in Part II, Item 1.A of this report.

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

2014 Highlights

Restaurant Development. As of September 30, 2014, we had 1,724 restaurants in operation, including 1,698 Chipotle restaurants throughout the United States, with an additional seven in Canada, six in England, three in France, and one in Germany. Our restaurants also included eight ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, and we are an investor in a consolidated entity that, as of the end of the third quarter of 2014, owned and operated one Pizzeria Locale, a fast casual pizza concept. New restaurants have contributed substantially to our revenue growth and we opened 132 restaurants during the nine months ended September 30, 2014. We expect to open between 180 and 195 restaurants in 2014 and between 190 and 205 in 2015. We expect new restaurant openings in the remainder of 2014 and full year 2015 to include a small number of international, ShopHouse and Pizzeria Locale restaurants.

Sales Growth. Average restaurant sales were $2.403 million as of September 30, 2014. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increased 17.0% for the first nine months of 2014, and 19.8% for the third quarter of 2014. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation. Comparable restaurant sales increases in the first nine months of 2014 were driven primarily by an increase in customer visits and to a lesser extent from an increase in average check, including the impact of a menu price increase. During the second quarter of 2014, we implemented menu price increases for all U.S. Chipotle locations. Menu price increases accounted for 6.3% of our comparable restaurant sales increases for the three months ended September 30, 2014, and 3.0% for the first nine months of the year. As a result of our strong transaction trends and the benefit of the recent menu price increases, we expect our 2014 full year comparable restaurant sales increases to be in the mid-teens. We expect 2015 full year comparable restaurant sales increases to be in the low to mid-single digit range as comparisons become more difficult, particularly during the final three quarters of the year.

During 2013, we launched our catering service in Chipotle restaurants throughout the U.S, except New York City where we expect to introduce catering in 2015. Catering represented slightly more than 1% of sales in the first nine months of 2014.

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

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. Some of our restaurants served conventionally raised beef and some of our restaurants served conventionally raised chicken during portions of the first nine months of 2014. More of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so that customers can avoid those meats if they choose to do so.

Our food costs increased as a percentage of revenue for the first nine months of 2014 as compared to 2013 as a result of inflationary pressures on many of our ingredients, particularly beef, avocados, and dairy, partially offset by the impact of menu price increases. We expect food cost inflation will continue and food costs as a percentage of revenue will increase in the fourth quarter of 2014 and for the full year 2015.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors, we purchased stock with an aggregate total repurchase price of $63.4 million during the first nine months of 2014. As of September 30, 2014, $126.8 million was available to be repurchased under the current repurchase authorizations announced on February 5, 2013 and April 17, 2014. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended September 30		For the nine months ended September 30
	2014	2013	2014	2013
Beginning of period	1,681	1,502	1,595	1,410
Openings	43	37	132	129
Relocations	—	—	(3)	—

Total restaurants at end of period	1,724	1,539	1,724	1,539

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended September 30%			For the nine months ended September 30		% increase
	2014	2013	increase	2014	2013
	(dollars in millions)
Revenue	$1,084.2	$826.9	31.1%	$3,038.5	$2,370.4	28.2%
Average restaurant sales	$2.403	$2.140	12.3%	$2.403	$2.140	12.3%
Comparable restaurant sales increases	19.8%	6.2%		17.0%	4.3%
Number of restaurants as of the end of the period	1,724	1,539	12.0%	1,724	1,539	12.0%
Number of restaurants opened in the period,net of relocations	43	37		132	129

The significant factors contributing to our increase in revenue were comparable restaurant sales increases and new restaurant openings. Comparable restaurant sales increases contributed $161.1 million of the increase in revenue for the third quarter of 2014, and $397.3 million of the increase in sales for the first nine months of 2014. Comparable restaurant sales increases were driven primarily by an increase in customer visits, and an increase in average check, including the benefit from menu price increases. For the three and nine months ended September 30, 2014, revenue from restaurants not in the comparable restaurant base contributed $96.4 million and $271.1 million of the increase in sales, respectively, of which $55.0 million and $95.5 million, respectively, was attributable to restaurants opened in 2014.

Food, Beverage and Packaging Costs

	For the three months ended September 30%			For the nine months ended September 30		% increase
	2014	2013	increase	2014	2013
	(dollars in millions)
Food, beverage and packaging	$372.1	$277.5	34.1%	$1,047.0	$787.6	32.9%
As a percentage of revenue	34.3%	33.6%		34.5%	33.2%

Food, beverage and packaging costs increased as a percentage of revenue for the three and nine months ended September 30, 2014 as a result of inflation on many of our food items, particularly beef, avocados, and dairy, partially offset by the impact of menu price increases. We expect food cost inflation will continue and food costs as a percentage of revenue will increase in the fourth quarter of 2014 and for the full year 2015.

Labor Costs

	For the three months ended September 30%			For the nine months ended September 30		% increase
	2014	2013	increase	2014	2013
	(dollars in millions)
Labor costs	$230.4	$188.7	22.1%	$667.1	$546.0	22.2%
As a percentage of revenue	21.2%	22.8%		22.0%	23.0%

Labor costs as a percentage of revenue decreased in the three and nine months ended September 30, 2014 primarily due to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by an increased number of managers and crew in each of our restaurants and wage inflation. In 2015, we expect labor costs to increase as a percentage of revenue due to the Affordable Care Act and minimum wage increases in a number of jurisdictions.

Occupancy Costs

	For the three months ended September 30%			For the nine months ended September 30		% increase
	2014	2013	increase	2014	2013
	(dollars in millions)
Occupancy costs	$58.8	$50.1	17.4%	$169.9	$146.3	16.1%
As a percentage of revenue	5.4%	6.1%		5.6%	6.2%

Occupancy costs as a percentage of revenue decreased in the three and nine months ended September 30, 2014 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended September 30%			For the nine months ended September 30		% increase
	2014	2013	increase	2014	2013
	(dollars in millions)
Other operating costs	$111.0	$89.1	24.6%	$321.5	$252.0	27.6%
As a percentage of revenue	10.2%	10.8%		10.6%	10.6%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs decreased for the three months ended September 30, 2014 primarily due to lower marketing spend and utilities expenses as a percentage of revenue. Other operating costs remained consistent as a percentage of revenue in the nine months ended September 30, 2014.

General and Administrative Expenses

	For the three months ended September 30%			For the nine months ended September 30		% increase
	2014	2013	increase	2014	2013
	(dollars in millions)
General and administrative expense	$71.2	$52.7	35.0%	$213.0	$147.9	44.0%
As a percentage of revenue	6.6%	6.4%		7.0%	6.2%

The increase in general and administrative expenses in dollar terms in the three months ended September 30, 2014 primarily resulted from our biennial All Managers’ Conference which we held during the quarter, payroll and bonus costs, and increased non-cash stock-based compensation expense. However, we expect general and administrative expenses to be lower in the fourth quarter compared to the first three quarters of 2014 due primarily to lower stock-based compensation expense.

The increase in general and administrative expenses in dollar terms in the nine months ended September 30, 2014 primarily resulted from increased non-cash stock-based compensation expense; higher payroll, bonus, and benefits costs; as well as costs from our All Managers’ Conference.

Depreciation and Amortization

	For the three months ended September 30%			For the nine months ended September 30		% increase
	2014	2013	increase	2014	2013
	(dollars in millions)
Depreciation and amortization	$28.0	$24.6	13.6%	$80.7	$71.2	13.5%
As a percentage of revenue	2.6%	3.0%		2.7%	3.0%

The increase in depreciation and amortization in dollar terms was primarily due to restaurants opened in 2014 and 2013. Depreciation and amortization decreased as a percentage of revenue as a result of the benefit of higher average restaurant sales on a partially fixed cost base.

Provision for Income Taxes

	For the three months ended September 30%			For the nine months ended September 30		% increase
	2014	2013	increase	2014	2013
	(dollars in millions)
Provision for income taxes	$77.4	$54.5	42.0%	$201.4	$157.2	28.2%
Effective tax rate	37.2%	39.5%		38.3%	38.8%

We expect our 2014 annual effective tax rate to be 38.5% compared to 38.7% for 2013. The 2014 estimated annual effective tax rate decreased due to a decrease in the estimated state tax rate and an adjustment related to filing the 2013 tax return in the three months ended September 30, 2014. The decrease is partially offset by the expiration of certain federal tax credits that benefitted us in 2013, including the recognition of certain federal tax credits for the 2012 tax year during the first quarter of 2013. Congress has not extended the tax credits from which we last benefitted in 2013 and as a result we estimate our 2015 annual effective tax rate to be 39.1%. If Congress extends these tax credits to 2014 and /or 2015, we estimate that our tax rate would benefit by approximately 0.5% each year it is extended.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and investment balance of $1.23 billion that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase, as currently authorized, additional shares of our common stock subject to market conditions, to continue to maintain our existing restaurants and for general corporate purposes. We believe that cash from operations, together with our cash and investment balance, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. We expect capital expenditures to total about $260 million in 2014, including costs of about $23 million for the purchase and refurbishment of a corporate aircraft.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2014, we had $919.8 million in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $312.1 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.38%.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2014 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 7 “Commitments and Contingencies” in our notes to condensed consolidated financial statements included in Item 1. “Financial Statements and Supplementary Data.”

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July	7,076	$620.88	7,076	$135,520,103
Purchased 7/1 through 7/31
August	6,182	$678.31	6,182	$131,326,793
Purchased 8/1 through 8/31
September	6,798	$665.87	6,798	$126,800,193
Purchased 9/1 through 9/30
Total	20,056	$653.83	20,056	$126,800,193

(1)	Shares were repurchased pursuant to a repurchase program announced on February 5, 2013. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the ongoing repurchase program may be modified, suspended, or discontinued at any time.
(2)	This column includes $100 million in authorized repurchases announced on April 17, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On September 17, 2014, the independent directors of Chipotle’s Board of Directors appointed Neil Flanzraich to serve as Lead Director of the Board. A description of the roles and responsibilities of the Lead Director is included in the Chipotle Mexican Grill, Inc. Corporate Governance Guidelines, available at http://ir.chipotle.com/phoenix.zhtml?c=194775&p=irol-govGuidelines.

ITEM 6.	EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: October 20, 2014

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.**

3.3	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.***

4.1	Form of Stock Certificate for Common Stock.*

31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three and none months ended September 30, 2014 (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014; and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q filed on July 19, 2013 (File No. 001-32731).
***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).