Form 10-K
period 2014-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2015-02-04
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $11.4 billion, based on the closing price of the registrant’s common stock on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of 5% or more of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 30, 2015, there were 31,022,319 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2015 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include our projections of the number and type of restaurants we expect to open in 2015, our expected comparable restaurant sales results during 2015, our expectations for food cost inflation and food costs as a percentage of revenue in 2015, our expectations for changes in labor costs as a percentage of revenue in 2015, projections of restaurant development costs and other expenses, statements regarding the potential impact of economic uncertainty on our business, statements about possible repurchases of our common stock, forecasts of marketing and promotional spending as a percentage of revenue in 2015, projections of our effective tax rate for 2015, and other statements of our expectations and plans. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in Item 1A. “Risk Factors,” and elsewhere in this report.

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

General

Chipotle Mexican Grill, Inc. and its subsidiaries (“Chipotle”, the “Company”, or “we”) operate Chipotle Mexican Grill restaurants, which serve a focused menu of burritos, tacos, burrito bowls (a burrito without the tortilla) and salads, made using fresh ingredients. As of December 31, 2014, we operated 1,755 Chipotle restaurants throughout the United States, as well as seven in Canada, six in England, three in France, and one in Germany. Additionally, our restaurants include nine ShopHouse Southeast Asian Kitchen restaurants, serving Asian-inspired cuisine, and we are an investor in a consolidated entity that owns and operates two Pizzeria Locale restaurants, a fast casual pizza concept, resulting in a total of 1,783 restaurants as of December 31, 2014. We focus on trying to find the highest quality ingredients we can to make great tasting food; on building a special people culture that is centered on creating a team of top performers empowered to achieve high standards; on building restaurants that are operationally efficient and aesthetically pleasing; and on doing all of this with increasing awareness and respect for the environment. We have grown substantially over the past five years, and expect to open between 190 and 205 additional restaurants in 2015, including a small number of ShopHouse and Pizzeria Locale restaurants.

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

We manage our operations and restaurants based on eight regions that aggregate into one reportable segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2014, 2013, and 2012, and our total assets as of December 31, 2014 and 2013, is included in our consolidated financial statements and accompanying notes in Item 8. “Financial Statements and Supplementary Data.” Substantially all of our revenues are generated and assets are located in the U.S. For a discussion of risks related to our international operations, see “Risks Related to Our Growth Strategy and Future Expansion—Our expansion into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors” in Item 1A. “Risk Factors.”

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

In all of our restaurants, we endeavor to serve only meats that were raised without the use of non-therapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. We brand these meats as “Responsibly Raised TM.” One of our primary goals is for all of our restaurants to serve meats raised to meet our standards, but we have and will continue to face challenges in doing so. In January 2015, through an ongoing audit of our suppliers, we identified a pork supplier that was not meeting our standards related to the size and condition of the housing offered to some of the pigs, so we suspended our purchases from this supplier. Without this supply, we cannot get enough pork that meets our standards for all of our restaurants and we will not be able to serve carnitas in about one-third of our U.S. restaurants until we can find additional sources which meet our standards to make up the shortfall. In addition, some of our restaurants served conventionally raised beef and chicken for periods during 2014, and we expect some to serve conventionally raised beef in 2015, due to supply constraints for our Responsibly Raised meats. More of our restaurants may periodically serve conventionally raised meats in the future due to additional supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant so that customers can avoid those meats if they choose to do so.

We also seek to use more responsibly grown produce, meaning produce grown by suppliers who we believe respect the environment and their employees. A portion of some of the produce items we serve is organically grown, and/or sourced locally while in season (by which we mean grown within 350 miles of the restaurant where it is served). A portion of our beans is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion, and help preserve the environment in which the beans are grown. Our commitment to Food With Integrity extends to the dairy products we serve as well. The sour cream and cheese we buy is made with milk that comes from cows that are not given rBGH (recombinant bovine growth hormone). Also, milk used to make much of our cheese and all our sour cream is sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows. Further, we disclose on our website which ingredients contain genetically modified organisms, or GMOs, and we are working to replace ingredients containing GMOs in our food (not including beverages) with non-GMO ingredients. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet containing GMOs. Because of the prevalence of GMOs in a number of important feed crops, most grains used as animal feed in the U.S. are genetically modified.

We do face challenges associated with pursuing Food With Integrity. In addition to the supply challenges noted above, there can be higher costs and other risks associated with purchasing ingredients grown or raised with an emphasis on quality, environmental sustainability and other responsible practices. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed non-therapeutic antibiotics and for cattle that are not given growth hormones. Crops grown organically or using other responsible practices can take longer to grow and crop yields can be lower. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria for meat, dairy and produce ingredients. Given the costs associated with what we believe are responsible farming practices, many large suppliers have not found it economical to pursue business in this area. However, we believe that in addition to seeking great tasting and nutritious food, consumers are increasingly concerned about where their food comes from and how it is raised. And we believe that as consumers become more educated about better animal welfare and farming practices as well as social accountability, they will foster greater demand for responsibly grown foods in the long term. We believe that increased demand over the long term for the types of meat and produce items we strive to serve will continue to attract the interest and capital investment of larger farms and suppliers. We also understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing Food With Integrity with our desire to provide great food at reasonable prices. If we are able to continue growing while focusing on Food With Integrity, we believe our sourcing flexibility will improve over time, though we expect that most of these ingredients and other raw materials will remain more expensive than conventionally raised, commodity-priced equivalents.

A Few Things, Thousands of Ways. Chipotle restaurants serve only a few things: burritos, burrito bowls, tacos and salads. But because customers can choose from four different meats or tofu, two types of beans and a variety of extras such as salsas, guacamole, cheese and lettuce, there’s enough variety to extend our menu to provide countless choices. We plan to keep a simple menu, but we’ll consider additions that we think make sense, such as the recent introduction in all U.S. and Canadian markets of Sofritas, our vegan protein option made with braised organic tofu. And if customers can’t find something on the menu that’s quite what they’re after, we encourage them to let us know. If we can make it from the ingredients we have, we’ll do it.

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

Food Served Fast … So That Customers Can Enjoy It Slowly. Our employees spend hours preparing our food on-site, but each customer order can be ready in seconds. Customers select exactly what they want and how they want it by speaking directly to the employees that prepared the food and are assembling the order. While we think that our customers return because of the great-tasting food, we also think that they like getting food served fast without having a typical “fast-food” experience. And while our restaurants often have lines, we try to serve customers as quickly as possible. We do this by focusing on what we call the “four pillars” of throughput. The four pillars are having a dedicated expeditor, who works just before the cashier to get drink and side orders and bag to-go orders; a dedicated linebacker, to make sure the serving line is stocked with all our ingredients so the employees on the line can focus on each customer’s order; proper mise en place; and ensuring that we have “aces in their places,” or the best employees at each position during all of our peak periods. When we do this our customers are served quickly without feeling rushed. We’ve even been able to serve more than 300 customers an hour at some locations. The natural flow of our restaurant layout, including the floor plan and the design of our serving line, are designed to make the food ordering process intuitive and, we believe, more efficient. And we constantly strive to improve the speed of service in all of our restaurants, so that we can accommodate more customers and larger orders without disrupting restaurant traffic. For instance, our restaurants accept orders by fax, online or through an iPhone or Android ordering application in order to provide a more convenient experience by allowing customers to avoid standing in line. By emphasizing speed of service without compromising the genuine interactions between our customers and our crews, and by continually making improvements to our restaurant operations, we believe that we can provide a high quality experience to more and more customers.

Quality Assurance and Food Safety. We are committed to serving safe, high quality food to our customers. Quality and food safety are integrated throughout our supply chain and everything we do; from the farms that supply our food all the way through to our front line. We have established close relationships with some of the top suppliers in the industry, and we actively maintain a limited list of approved suppliers from whom our distributors must purchase. Our quality assurance department establishes and monitors our quality and food safety programs for our supply chain. Our training and risk management departments develop and implement operating standards for food quality, preparation, cleanliness and safety in the restaurants. Our food safety programs are also designed to ensure that we comply with applicable federal, state and local food safety regulations.

Restaurant Management and Operations

Culture of Top Performers. In addition to our focus on the food we serve, we have a similarly focused people culture with an emphasis on identifying, hiring and empowering top performing employees. We are committed to creating a performance based culture that leads to the best restaurant experience possible for our employees and our customers. The foundation of that culture starts with hiring the best people in our restaurants. We make an effort to hire employees who share a passion for food and who will operate our restaurants in a way that is consistent with our high standards, yet allows each of their unique personalities and strengths to contribute to our success. We believe we provide attractive career opportunities to crew and managers who are committed to work hard, provide great customer service and have the ability to lead and empower a team of top performers. We provide hands on, shoulder-to-shoulder training to develop the full potential of our restaurant employees. We are committed to developing our people and promoting from within, with about 90% of salaried management and about 98% of hourly management coming from internal promotions. Our best general managers, who run great restaurants and develop strong, empowered restaurant teams, are promoted to Restaurateur and in that role can earn bonuses for developing people. We’ve leveraged our outstanding Restaurateurs’ leadership by giving many Restaurateurs responsibility for mentoring one or more nearby restaurants. This provides an opportunity for Restaurateurs to develop into field leadership roles one restaurant at a time. Restaurateurs who have shown they can successfully run four restaurants by developing teams of empowered top performers (including at least one Restaurateur), thereby creating a culture of high standards, constant improvement and empowerment in each of their restaurants, can be promoted to apprentice team leaders.

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

The Front Line is Key. Our restaurant and kitchen designs intentionally place crew members up front with customers to reinforce our focus on service, and our open kitchen design allows customers to see that we prepare our food fresh throughout each and every day. All of our restaurant employees are encouraged to interact with customers no matter their job, whether preparing food or serving customers during our busiest period. We focus on attracting and retaining people who can deliver that experience for each customer. We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way. We believe our focus on creating a positive and interactive experience helps build loyalty and enthusiasm for our brand among general managers, crew members and customers alike.

Restaurant Team. Each restaurant typically has a general manager or Restaurateur (a position we’ve characterized as the most important in the company), an apprentice manager (in most of our restaurants), and we aim to have one to three hourly service managers, one or two hourly kitchen managers and an average of 24 full and part-time crew members. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We tend to have more employees in our busier restaurants. We cross-train our people so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our general managers and crew members to welcome and interact with customers throughout the day. In addition to the employees serving our customers at each restaurant, we also have a field support system that includes apprentice team leaders, team leaders or area managers, team directors, executive team directors or regional directors, and restaurant support officers.

Supply Chain

Close Relationships with Suppliers. Maintaining the high levels of quality we expect in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our 22 independently owned and operated regional distribution centers purchase from various suppliers we carefully select based on quality and their understanding of our mission, and we seek to develop mutually beneficial long-term relationships with suppliers. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols, and our distribution centers purchase within the pricing guidelines and protocols we have established with the suppliers. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility and supply shortages, and we follow industry news, trade issues, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas) are purchased from a small number of suppliers. For a discussion of risks related to our supply chain, see “Risks Related to Operating in the Restaurant Industry—Failure to receive frequent deliveries of higher-quality food ingredients and other supplies meeting our specifications could harm our operations” and “Risks Related to our Unique Business Strategy—Our Food With Integrity philosophy subjects us to risks” in Item 1A. “Risk Factors.”

Distribution Arrangements. Ingredients and other supplies are delivered to our restaurants by our independently owned and operated regional distribution centers.

Marketing

A great dining experience in our restaurants is our most powerful marketing of all. But there is still a need to introduce our brand to consumers in other ways, and to help them understand what makes Chipotle different than other restaurants. Our advertising and promotional programs, in-store communications, and other design elements all help to communicate something about what differentiates Chipotle from other fast food companies. Whether it’s engaging with our company via social media, participating in our local events or simply eating a burrito at one of our restaurants, each customer interaction affords us an important opportunity to build our brand.

Our advertising has generally included print, outdoor, transit and radio ads, but we also incorporate online advertising into the mix, and conduct strategic promotions that demonstrate our Food With Integrity mission while connecting us to like-minded individuals or organizations. Beyond these traditional channels, we are continuing to explore and pioneer new avenues of branded content aimed at making consumers more curious about issues that are important to us, and explaining why and how we are working to drive positive change in the nation’s food supply. In addition, we continue to generate considerable media coverage, with scores of publications writing favorably about our food, restaurant concept and business.

We also recognize the need for our marketing to evolve, much as we have evolved our unique food and people cultures. To this end, we have been developing more “owned media,” including new video and music programs, a more visible event strategy that includes our “Cultivate” food, music and ideas festivals, and participation in relevant events in markets around the country. Many of these newer programs allow us to tell our story with more nuance than is afforded by traditional advertising, and help forge stronger emotional connections with our customers. We have also increased our use of digital, mobile, and social media in our overall marketing mix, giving customers greater opportunity to access Chipotle in ways that are convenient for them and broadening our ability to engage with our customers individually.

Collectively, these efforts and our excellent restaurant teams have helped us create considerable word-of-mouth publicity as our customers learn more about us and share with others. This approach allows us to build awareness and loyalty with relatively low advertising expenditures, even in a competitive category, and to differentiate Chipotle as a company that is committed to doing the right thing in every facet of our business.

Competition

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally-owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out and delivery services. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. Unlike Chipotle, a number of our competitors grow through franchising.

Several of our competitors compete by offering menu items that are specifically identified as lower in fat, carbohydrates, or calories or otherwise better for customers, or targeted at particular dietary preferences. Many of our competitors in the fast-casual and quick-service segment of the restaurant industry also emphasize lower-cost, “value meal” menu options, a strategy we do not currently pursue.

Moreover, we may also compete with companies outside the fast casual and quick service and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of major grocery store chains, including those targeted at customers who seek higher-quality food, as well as from convenience stores, cafeterias and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations than we do. For more information, see “Risks Related to Operating in the Restaurant Industry—Competition could adversely affect us” in Item 1A. “Risk Factors.”

We believe we are well-positioned to continue to grow our market position in existing and new markets given current consumer trends, including increasing awareness and concern among consumers about what they eat and how it is prepared as well as the increasing prevalence of the fast-casual segment. Some of our competitors have formats that might resemble ours, but we believe that Chipotle has become one of the most recognized restaurants in the U.S. We also believe we are known for our focus on having teams of top-performing employees using classic cooking techniques to prepare food made from high-quality whole ingredients in an open restaurant kitchen to create delicious food, as well as our commitment to “Food With Integrity.” We think this unique combination adds up to an excellent customer experience in our restaurants, which we believe represents a significant competitive advantage in the segment in which we operate.

Restaurant Site Selection

We believe site selection is critical to our success and thus we devote substantial time and effort to evaluating each potential location. Our site selection process includes the use of external real estate brokers with expertise in specific markets, taking direction from our internal team of real estate managers. Locations proposed by real estate managers are reviewed by development management as part of a formal site ride, as well as in a written real estate package. We study the surrounding trade area, demographic and business information within that area, and available information on competitors. Based on this analysis, including utilization of predictive modeling using proprietary formulas, we determine projected sales and targeted return on investment. We have been successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, in regional malls and downtown business districts, free-standing buildings, food courts, and airports. Our new restaurant development activity has broadened to incorporate trade areas or restaurant sites in which we have little or no prior experience, including smaller or more economically mixed communities, highway sites, outlet centers, and on military bases.

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

In order to see how our model works when we use different ingredients and a different style of food, we opened our first ShopHouse Southeast Asian Kitchen during 2011 and we now have a total of nine ShopHouse restaurants. ShopHouse serves a menu that, like at Chipotle, is focused; main dishes consist of rice or noodle bowls made with steak, chicken, meatballs made with pork and chicken, or tofu. Further, during 2013, we invested in a consolidated entity that now owns and operates two Pizzeria Locale restaurants, a fast casual pizza concept serving a menu that includes classic pizzas and salads, from a selection of high-quality ingredients.

Notwithstanding our opening of ShopHouse and investment in Pizzeria Locale, and our plans in 2015 for a small number of additional ShopHouse and Pizzeria Locale restaurants, our immediate focus will remain on thoughtfully growing the Chipotle brand.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and profits are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as fluctuations in food or packaging costs or the timing of menu price increases.

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

Information Systems

We use an integrated architecture of applications and systems to manage the flow of information within each restaurant, and within our centralized corporate infrastructure. The restaurant structure includes a point-of-sales system that operates locally at the restaurant and is integrated with other functions necessary to restaurant operations. It records sales transactions, receives out of store orders, and authorizes, batches and transmits credit card transactions. The system also allows employees to enter time clock information and to produce a variety of management reports. Select information that is captured from this system at each restaurant is collected in the central corporate infrastructure, which enables management to continually monitor operating results. The services available within this infrastructure include supply chain, inventory, scheduling, training, human capital management, financial tools, and data protection services. We believe that our current systems will be an adequate platform to support our continued expansion.

In addition to processing payment card transactions and collecting and storing information about our employees, we also collect and store information about customers as part of some of our marketing programs. We are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of employee or customer information on our behalf. The collection and use of such information is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding. A number of retailers have experienced actual or potential security breaches in which information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years. See “General Business Risks—We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer and employee information” in Item 1A. “Risk Factors,” for a discussion of risks associated with our information systems.

Employees

As of December 31, 2014, we had about 53,090 employees, including about 4,590 salaried employees and about 48,500 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

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

While future sales growth will depend to an extent on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants beginning in their 13th full month of operations) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. We expect 2015 full year comparable restaurant sales increases to be in the low to mid-single digit range as comparisons become more difficult, particularly during the final three quarters of the year as we begin to overlap nationwide menu price increases implemented in 2014.

Our ability to increase comparable restaurant sales depends on many factors, including:

•	changes in consumer preferences and discretionary spending, including weaker consumer spending during periods of economic difficulty or uncertainty;

•	consumer understanding and acceptance of the Chipotle experience and perceptions of the Chipotle brand;

•

our ability to increase menu prices without adversely impacting transaction counts to such a degree that the impact from lower transactions equals or exceeds the benefit of the menu price increase and without “trade down” by customers or other reduction in average check in response to price increases;

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

•

initial sales performance of new restaurants, and potential adverse impact of new restaurants on existing restaurant sales, which are further described below under “Our new restaurants, once opened, may not be profitable, and may adversely impact the sales of our existing restaurants”;

•	weather, road construction and other factors limiting access to our restaurants; and

•	changes in government regulation.

As a result of these factors it is possible that we will not achieve our targeted or expected comparable restaurant sales or that the change in comparable restaurant sales could be negative. A number of these factors are beyond our control, and therefore we cannot assure that we will be able to sustain comparable restaurant sales increases.

Past declines in our comparable restaurant sales increases have significantly impacted our stock price. Beginning in the second quarter of 2012, prior to which we had been experiencing strong comparable restaurant sales growth momentum, our comparable restaurant sales increases decelerated and the price of our stock declined significantly in the wake of this deceleration, including a decline of nearly 22% on the trading day following our second quarter 2012 earnings release. Moreover, even the expectation of declining comparable restaurant sales increases has had a significant impact on our stock price in the past. For example, when we announced in October 2014 that we expect comparable restaurant sales for 2015 in the low to mid-single digit range (as opposed to the double-digit comparable restaurant sales increases we reported for the third quarter of 2014), the price of our common stock declined nearly 7% on the following trading day. Any future deceleration in or failure to meet market expectations for our comparable restaurant sales increases would likely result in another significant decline in the price of our common stock.

Increasing our sales and profitability depends substantially on our ability to open new restaurants in sites and on terms attractive to us, which is subject to many unpredictable factors.

We had 1,783 restaurants in operation as of December 31, 2014. We plan to increase the number of our restaurants significantly in the next three years, and plan to open between 190 and 205 new restaurants in 2015. However, we have in the past experienced delays in opening some restaurants and that could happen again as a result of any one or more of the following factors:

•	our potential inability to locate and secure new restaurant sites in locations that we believe to be attractive;

•	obstacles to hiring and training qualified operating personnel in the local market;

•	delay or cancellation of new site development by developers and landlords, which may become increasingly common during periods of economic uncertainty or tight credit;

•	difficulty managing construction and development costs of new restaurants at affordable levels, particularly in competitive markets and when real estate development activity is robust;

•

difficulty ramping up the growth of our international business or new restaurant concepts, including for the reasons described below under “—Our expansion into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors” and “—ShopHouse Southeast Asian Kitchen and Pizzeria Locale may not contribute to our growth”;

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

Another significant challenge is locating and securing an adequate supply of suitable new restaurant sites. Competition for suitable new restaurant sites in our target markets can be intense, and development and leasing costs are increasing, particularly for urban locations. These factors could negatively impact our ability to drive occupancy costs lower as a percentage of revenue, which would adversely impact our profitability growth. In addition, any of these factors may be exacerbated by any ongoing economic recovery, as developers and contractors see increased demand. Our decision to delay or forego a significant number of new restaurant openings, or our inability to open the number of new restaurants we plan, due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results. Moreover, as we open and operate more restaurants our rate of expansion relative to the size of our existing restaurant base will decline, which will make it increasingly difficult to maintain our past rates of sales and profitability growth.

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

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new area, higher fixed costs relating to increased labor and other start-up inefficiencies that are typical of new restaurants, and a larger proportion of our recent openings being in higher rent sites than we have historically targeted. It may also be difficult for us to attract a customer base if we are not able to staff our restaurants with employees who perform to our high standards. If we are unable to build the customer base that we expect for new restaurant locations or overcome the higher fixed costs associated with new restaurant locations, new restaurants may not have similar results as our existing restaurants and may not be profitable. Moreover, our new restaurant development activity has broadened recently to incorporate trade areas or restaurant sites in which we have little or no prior experience, including smaller or more economically mixed communities, highway sites, outlet centers, and restaurants in airports, food courts, or on military sites. The risks relating to building a customer base and managing development and operating costs may be more significant in some or all of these types of trade areas or restaurant sites, which could have an unexpected negative impact on our new restaurant operating results.

In addition, after several years of lowering the average development cost, net of landlord reimbursements, for new Chipotle restaurants in the U.S. from about $916,000 in 2008 to about $800,000 in 2013, our average developments costs, net of landlord reimbursements, for new Chipotle restaurants in the U.S. have begun to increase. In 2014 these costs rose to about $843,000, and we expect them to decrease slightly in 2015. In the event we are not able to contain increases in our average restaurant development costs, which could result from inflation, an increase in the proportion of higher cost locations, project mismanagement or other reasons, our new restaurant locations could also result in decreased profitability.

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

In 2008, we opened our first restaurant outside the U.S., in Toronto, Canada. In 2010 we opened our first restaurant in the United Kingdom in London, in 2012 we opened our first restaurant in France in Paris, and in 2013 we opened our first restaurant in Germany in Frankfurt. As of December 31, 2014, 17 of our restaurants were located outside of the U.S. As a result of our small number of restaurants outside the U.S. and the relatively short time we have been operating those restaurants, we have lower brand awareness, lower sales and/or transaction counts, and less operating experience in these markets. The markets in which we’ve opened restaurants outside the U.S., and any additional new markets we enter outside the U.S. in the future, have different competitive conditions, consumer tastes and discretionary spending patterns than our U.S. markets. As a result, new restaurants outside the U.S. may be less successful than restaurants in our existing markets. Specifically, due to lower consumer familiarity with the Chipotle brand, differences in customer tastes or spending patterns, or for other reasons, sales at restaurants opened outside the U.S. may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall growth and profitability. To build brand awareness in international markets, we may need to make greater investments in advertising and promotional activity than we originally planned, which could negatively impact the profitability of our operations in those markets.

We may also find it more difficult in international markets to hire, motivate and keep qualified employees who can project our vision, passion and culture, and labor costs may be higher in international markets due to increased regulation or local market conditions. In addition, restaurants outside the U.S. have had higher construction, occupancy and food costs than restaurants in existing markets, and we may have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Markets outside the U.S. may also have regulatory differences with the U.S. with which we are not familiar, or that subject us to significant additional expense or to which we are not able to successfully adapt, which may have a particularly adverse impact on our sales or profitability in those markets and could adversely impact our overall results. Our overall results may also be negatively affected by currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar.

ShopHouse Southeast Asian Kitchen and Pizzeria Locale may not contribute to our growth.

We believe that the fundamental principles on which Chipotle restaurants are based—finding the very best sustainably raised ingredients, prepared and cooked using classical methods in front of the customer, and served in an interactive format by special people dedicated to providing a great dining experience—can be adapted to cuisines other than the food we serve at Chipotle. In order to see how our model works when we use different ingredients and a different style of food, we opened ShopHouse Southeast Asian Kitchen during 2011 and now have a total of nine ShopHouse restaurants, in Washington D.C. and the Los Angeles area. We also have a majority ownership interest in a company operating two fast casual Pizzeria Locale restaurants in Denver, Colorado, and we plan to invest in and assist with the expansion of Pizzeria Locale in the future. ShopHouse and Pizzeria Locale are new brands and they have lower brand awareness, lower sales and less operating experience than most Chipotle restaurants, and may not achieve the same restaurant economics as Chipotle restaurants. Notwithstanding our opening of ShopHouse and investment in Pizzeria Locale, our immediate focus will remain on thoughtfully growing the Chipotle brand. As a result, we do not expect ShopHouse or Pizzeria Locale to contribute to our growth in a meaningful way for at least the next several years, and we may determine not to move forward with any further expansion of ShopHouse or Pizzeria Locale. This would limit our overall growth over the long term.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and cooking oils, has increased markedly in some years, resulting in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, increasing our food costs. Food prices for a number of our key ingredients escalated markedly at various points during 2013 and 2014 and we expect that there will be additional pricing pressures on some of those ingredients, primarily beef, during 2015, which we expect will be partially or fully offset by relief in dairy prices. As a result, we expect that food costs as a percentage of revenue in 2015 will remain consistent with the full year 2014 or will increase slightly.

We could also be adversely impacted by price increases specific to meats raised in accordance with our sustainability and animal welfare criteria or other food items we buy as part of our Food With Integrity focus, the markets for which are generally smaller and more concentrated than the markets for food products that are conventionally raised and grown. Weather related issues, such as freezes or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. For instance, drought conditions in parts of the U.S. have resulted in significant increases in beef prices during 2014, and we expect beef prices to remain high throughout 2015. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price or availability of some of our ingredients. Any increase in the prices of the ingredients most critical to our menu, such as chicken, beef, cheese, avocados, beans, rice, tomatoes and pork, would adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales, and could also have an adverse impact on our brand.

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

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government, to verify employment eligibility for all employees throughout our company. However, use of E-Verify does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties, and we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. For example, following an audit by the Department of Homeland Security of the work authorization documents of our restaurant employees in Minnesota during 2010, we lost approximately 450 employees, resulting in a temporary increase in labor costs and disruption of our operations, including slower throughput, as we trained new employees, as well as some degree of negative publicity. The resulting broad-based civil and criminal investigations by the U.S. Attorney for the District of Columbia and U.S. Securities and Exchange Commission of our compliance with work authorization requirements and related disclosures and statements are ongoing. See Note 9. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Termination of a significant number of employees in specific markets or across our company would disrupt our operations including slowing our throughput, and could also cause additional adverse publicity and temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. Our reputation and financial performance may be materially harmed as a result of any of these factors.

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

Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, may subject us to liability to affected customers, and could result in negative publicity about us or the restaurant industry that adversely affects our sales. We may be at a higher risk for food-borne illness outbreaks than some competitors due to our use of fresh produce and meats rather than frozen, and our reliance on employees cooking with traditional methods rather than automation. The risk of illnesses associated with our food might also increase in connection with an expansion of our catering business or other situations in which our food is served in conditions we cannot control.

On a small number of occasions one or more Chipotle restaurants have been associated with customer illness, and on those occasions our sales have sometimes been adversely impacted, at times even in markets beyond those impacted by the illness. If our customers become ill from food-borne or localized illnesses or if an illness is attributed to our food, even incorrectly, we could also be forced to temporarily close some restaurants, further impacting sales. In addition, reports linking nationwide or regional outbreaks of food-borne illnesses have caused us to temporarily suspend serving some produce items in our foods or to otherwise alter our menu. Similarly, past outbreaks of E. coli relating to certain food items caused consumers to avoid certain products and restaurant chains, Asian and European countries have experienced outbreaks of avian flu, and incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as hepatitis A or norovirus) and injuries caused by food tampering have had in the past, and could have in the future, an adverse effect on the price and availability of affected ingredients. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, would adversely impact our restaurant sales and profitability. Furthermore, if we react to these problems by changing our menu or other key aspects of the Chipotle experience, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to generate sufficient revenue to make our restaurants profitable. Customers may also shift away from us if we choose to pass along to consumers any higher ingredient costs resulting from supply problems associated with outbreaks of food-borne illnesses, which would also have a negative impact on our sales and profitability.

Competition could adversely affect us.

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out and delivery services. Many of our competitors have existed longer than we have and may have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. Some of these competitors and other fast casual concepts have sought to duplicate various elements of our business operations, and more chains may copy us to varying degrees in the future. Additionally, our newer concepts, ShopHouse Southeast Asian Kitchen and Pizzeria Locale, operate in markets in which there are numerous competitors, including a number of large and well-known brands. A number of other companies or individuals in the restaurant industry have recently opened or invested in fast-casual pizza concepts. In addition, our strategy includes opening additional restaurants in existing markets, and as we do so sales may decline in our previously-opened restaurants as customers who frequent our established restaurants begin to visit a newly-opened restaurant instead.

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

Moreover, we may also compete with companies outside the fast casual and quick service and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at customers who want higher-quality food, as well as from convenience stores and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations than we have.

Any of these competitive factors may adversely affect us and reduce our sales and profits.

Failure to receive frequent deliveries of higher-quality food ingredients and other supplies meeting our specifications could harm our operations.

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather, a supplier ceasing operations or deciding not to follow our required protocols, or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. In particular, shortages of one or more of our menu items could force our restaurants to remove items from their menus, which may result in customers choosing to eat elsewhere. If that happens, our affected restaurants could experience significant reductions in sales during the menu item shortage, and potentially thereafter if customers do not return to us after the shortage is resolved. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe than at other restaurants.

We have almost no long-term contracts with suppliers, and we have relied largely on a third party distribution network with a limited number of distribution partners. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, the risk of ingredient shortages may increase and our business, financial condition, results of operations or cash flows could be adversely affected. We currently depend on a limited number of suppliers for some of our key ingredients, including beef, pork, chicken, tofu, beans, rice, sour cream, cheese, and tortillas. Due to the unique nature of the products we receive from our Food With Integrity suppliers and as described in more detail below under “Risks Related to Our Unique Business Strategy—Our Food With Integrity philosophy subjects us to risks,” these suppliers could be more difficult to replace if we were no longer able to rely on them. If we have to seek new suppliers and service providers we may be subject to pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen and customers change their dining habits as a result, affected restaurants could experience significant reductions in sales during the shortage or thereafter. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe.

In the first quarter of 2015, through our ongoing auditing of suppliers, we identified a pork supplier that was not meeting our standards and suspended purchases of pork from this supplier. Without this supply, we do not have enough pork meeting our specifications for all of our restaurants and a large number of our restaurants are not serving carnitas as of February 4, 2015. This may result in lost sales from customers who choose to eat elsewhere rather than substituting a different one of our menu items for carnitas.

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

We lease substantially all of the properties on which we operate restaurants, and some of our leases are due for renewal or extension options in the next several years. Some leases are subject to renewal at fair market value, which could involve substantial increases, and a smaller number expire without any renewal option. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, any difficulty renewing a significant number of such leases, or any substantial increase in rents associated with lease renewals, could adversely impact us. If we have to close any restaurants due to difficulties in renewing leases, we would lose revenue from the affected restaurants and may not be able to open suitable replacement restaurants. Substantial increases in rents associated with lease renewals would increase our occupancy costs, reducing our restaurant margins.

Regulatory and Legal Risks

Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs.

Employment and Immigration Regulations

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance. For example, a number of lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee record-keeping and related practices with respect to our employees. We could suffer losses from, and we incur legal costs to defend, these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, paid sick leave and mandatory vacation accruals, and similar requirements and these changes could increase our labor costs. In addition, see “The effect of recent changes to U.S. healthcare laws may increase our healthcare costs and negatively impact our financial results” below for a discussion of risks related to recent changes in U.S. healthcare laws.

We also are audited from time to time for compliance with citizenship or work authorization requirements as well, and recent audit activity and federal criminal and civil investigations in this area are described in more detail above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders,” as well as in Note 9 “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized our business may be disrupted as we try to replace lost workers with additional qualified employees. On the other hand, in the event we wrongfully reject work authorization documents, or if our compliance procedures are found to have a disparate impact on a protected class such as a racial minority or based on the citizenship status of applicants, we could be found to be in violation of anti-discrimination laws. We could experience adverse publicity arising from enforcement activity related to work authorization compliance, anti-discrimination compliance, or both, that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Moreover, in addition to the criminal and civil investigations mentioned above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders,” the office of the U.S. Attorney for the District of Columbia and the U.S. Securities and Exchange Commission have informed us that they are conducting parallel investigations into possible criminal and civil securities law violations relating to our employee work authorization compliance and related disclosures and statements as well. The foregoing investigations may continue to be expensive and distracting, and could subject us to fines, reputational damage, and other liabilities that could be significant.

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

Nutrition and Food Regulation

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available, and nation-wide nutrition disclosure requirements included in the U.S. health care reform law will go into effect as of December 1, 2015. These nutrition disclosure requirements may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

Privacy/Cybersecurity

We are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is increasingly demanding. At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If the security and information systems of ours or of outsourced third party providers we use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

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

We offer eligible full-time and part-time U.S. employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. However, under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, changes that became effective in 2014, and especially the employer mandate and employer penalties that became effective January 1, 2015, may increase our labor costs significantly. Changes in the law that took effect in 2014, including the imposition of a penalty on individuals who do not obtain healthcare coverage, may result in employees who are currently eligible but elect not to participate in our healthcare plans increasingly finding it advantageous to do so, which may increase our healthcare costs in the future. In 2015, we adopted a qualifying plan under the Affordable Care Act for our full-time hourly employees, which may further increase our healthcare expenses. It is also possible that even in light of recent changes in the healthcare plans we offer, healthcare plans offered by other companies with which we compete for employees will make us less attractive to our current or potential employees. And in any event, implementing the requirements of the Affordable Care Act has imposed some additional administrative costs on us, and those costs may increase over time. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

We’re subject to numerous claims alleging violations of federal and state laws regarding workplace and employment matters, including wages, work hours, overtime, vacation and family leave, discrimination, wrongful termination, and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Our customers also occasionally file complaints or lawsuits against us alleging that we’re responsible for some illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality, operations or our food related disclosure or advertising practices. See “Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs” above, for additional discussion of these types of claims. From time to time, we also face claims alleging that technology we use in our business infringes patents held by third parties. In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We have been subject to a number of these actions and may be subject to additional actions of this type in the future. Furthermore, we have been sued in shareholder class action and derivative lawsuits regarding our financial disclosures and our Board’s oversight of our business, and as a publicly-traded company we cannot be assured that similar actions will not be brought against us in the future. We are also undergoing government investigations as described elsewhere in this report, including in Note 9 “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Our success depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service restaurant segment. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results of operations or the brand identity that we have tried to create. Consumers may also be more price-sensitive during periods of economic difficulty or uncertainty, and we experienced some decrease in traffic during late 2008 and throughout 2009 that we attribute in part to customer resistance to menu price increases. If customers are not persuaded that we offer a good value for their money, our restaurant transaction counts could be adversely affected, which would negatively impact our business results.

Our Food With Integrity philosophy subjects us to risks.

The principle of Food With Integrity constitutes a significant part of our business strategy. We use a substantial amount of ingredients grown or raised with an emphasis on practices we believe to be more sustainable or responsible than some conventional practices, and try to make food as fresh as we can. We do, however, face challenges associated with pursuing Food With Integrity. There can be higher costs and other risks associated with purchasing ingredients grown or raised with an emphasis on quality, sustainability and other responsible practices. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed sub-therapeutic antibiotics and for cattle that are not given growth hormones. Crops grown organically or using other responsible practices can take longer to grow and crop yields can be lower. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria for meat, dairy and produce ingredients. Given the costs associated with what we believe are more responsible farming practices, and in some years due to decreased demand as a result of the weak economic environment, many large suppliers have not found it economical to pursue business in this area. Although all of our restaurants generally serve meat from animals raised in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare, we may experience shortages of meat, particularly chicken or steak, meeting these criteria due to suppliers suspending production, market conditions, or other forces beyond our control. A few of our markets have reverted to temporarily serving conventionally raised beef or chicken due to supply shortages, including ongoing shortages of beef meeting our protocols during 2013 and early 2014. And in the first quarter of 2015, through our ongoing auditing of suppliers, we identified a pork supplier that was not meeting our standards and suspended purchases of pork from this supplier. Without this supply, we do not have enough pork meeting our specifications for all of our restaurants and a large number of our restaurants are not serving carnitas as of February 4, 2015.

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

Our success may depend on the continued service of key personnel.

Our Chairman and co-Chief Executive Officer Steve Ells founded our company, has been the principal architect of our business strategy, and has led our growth from a single restaurant in 1993 to over 1,700 restaurants today. Monty Moran, our co-Chief Executive Officer, and Jack Hartung, our Chief Financial Officer, have also served with us for several years and much of our growth has occurred under their direction as well. We believe our executive officers, each of whom is an at-will employee without any employment contract, have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain other executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership, or if a new management team were to be unsuccessful in executing our strategy or were to change important elements of our current strategy, our growth prospects or future operating results may be adversely impacted.

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

We accept electronic payment cards for payment in our restaurants. During 2014 approximately 66% of our sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years. In August 2004, the merchant bank that processed our credit and debit card transactions informed us that we may have been the victim of a possible theft of card data. As a result, we recorded losses and related expenses totaling $4.3 million from 2004 through 2006.

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

We also are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is increasingly demanding. At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If the security and information systems of ours or of outsourced third party providers we use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

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

Our quarterly results may fluctuate significantly and could fail to meet the expectations of securities analysts and investors because of various factors, including:

•

changes in comparable restaurant sales and customer visits, including as a result of changes in consumer confidence, discretionary spending, perceptions about our brand, competition and other factors listed in these Risk Factors;

•	fluctuations in supply costs, particularly for our most significant food items;

•	our ability to raise menu prices without adversely impacting customer traffic, particularly if food costs continue to increase;

•	labor availability and wages of restaurant management and crew, as well as temporary fluctuations in labor costs as a result of large-scale changes in workforce;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our restaurants;

•	the timing of new restaurant openings and related revenues and expenses;

•	operating costs at newly opened restaurants, which are often materially greater during the first several months of operation;

•	the impact of inclement weather, natural disasters and other calamities, such as freezes that have impacted produce crops and droughts that have impacted livestock and the supply of certain meats;

•	variations in general economic conditions, including the impact of declining interest rates on our interest income;

•	increases in infrastructure costs;

•	litigation, settlement costs and related legal expense;

•	tax expenses, impairment charges and other non-operating costs; and

•	potential distraction or unusual expenses associated with our expansion into international markets or initiatives to expand new concepts.

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

As of December 31, 2014, there were 1,783 Chipotle and other concept restaurants in operation. The table below sets forth the locations (by state or country) of all restaurants in operation.

Alabama	9
Arizona	64
Arkansas	4
California	325
Colorado	74
Connecticut	14
Delaware	3
District of Columbia	19
Florida	99
Georgia	32
Idaho	3
Illinois	109
Indiana	25
Iowa	7
Kansas	21
Kentucky	13
Louisiana	4
Maine	3
Maryland	65
Massachusetts	41
Michigan	19
Minnesota	57
Missouri	35
Nebraska	8
Nevada	19
New Hampshire	5
New Jersey	39
New Mexico	3
New York	97
North Carolina	32
Ohio	152
Oklahoma	10
Oregon	17
Pennsylvania	52
Rhode Island	5
South Carolina	13
Tennessee	14
Texas	134
Utah	4
Vermont	1
Virginia	74
Washington	23
West Virginia	2
Wisconsin	16
Wyoming	1
Canada	7
France	3
Germany	1
United Kingdom	6

Total	1,783

We categorize our restaurants as either end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing or other. Of our restaurants in operation as of December 31, 2014, we had 1,081 end-cap locations, 283 in-line locations, 315 free-standing units, and 104 other. The average restaurant size is about 2,550 square feet and seats about 58 people. Many of our restaurants also feature outdoor patio space.

Our main office is located at 1401 Wynkoop Street, Suite 500, Denver, Colorado, 80202 and our telephone number is (303) 595-4000. We lease our main office and substantially all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” as well as Note 7. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

We own sixteen properties and operate restaurants on all of them.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 9. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

	High	Low
2013
First Quarter	$334.89	$266.02
Second Quarter	$379.15	$316.87
Third Quarter	$429.78	$362.30
Fourth Quarter	$550.28	$420.20

	High	Low
2014
First Quarter	$622.90	$480.87
Second Quarter	$602.21	$472.41
Third Quarter	$697.93	$575.92
Fourth Quarter	$696.56	$607.55

As of January 26, 2015, there were approximately 1,062 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, the actual number of unique shareholders represented by these record holders is not known.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2014.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October	13,250	$638.83	13,250	$118,335,698
Purchased 10/1 through 10/31
November	14,000	$654.33	14,000	$109,175,068
Purchased 11/1 through 11/30
December	10,566	$659.16	10,566	$102,210,371
Purchased 12/1 through 12/31
Total	37,816	$650.25	37,816	$102,210,371

(1)	Shares were repurchased pursuant to a repurchase program announced on February 5, 2013. Repurchases under the program were limited to $100 million in total repurchase price, and there was no expiration date. Repurchases under this program were completed in January 2015.
(2)	This column includes $100 million in authorized repurchases announced on April 17, 2014, but does not include an additional $100 million in authorized repurchases announced on February 3, 2015. These repurchase programs have no expiration date. Authorization of repurchase programs may be modified, suspended, or discontinued at any time.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on our common stock. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2009 through December 31, 2014 to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2009. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	For the years ended December 31
	2014	2013	2012	2011	2010
Statement of Income:
Revenue	$4,108,269	$3,214,591	$2,731,224	$2,269,548	$1,835,922

Food, beverage and packaging costs	1,420,994	1,073,514	891,003	738,720	561,107
Labor costs	904,407	739,800	641,836	543,119	453,573
Occupancy costs	230,868	199,107	171,435	147,274	128,933
Other operating costs	434,244	347,401	286,610	251,208	202,904
General and administrative expenses	273,897	203,733	183,409	149,426	118,590
Depreciation and amortization	110,474	96,054	84,130	74,938	68,921
Pre-opening costs	15,609	15,511	11,909	8,495	7,767
Loss on disposal of assets	6,976	6,751	5,027	5,806	6,296

Total operating expenses	3,397,469	2,681,871	2,275,359	1,918,986	1,548,091

Income from operations	710,800	532,720	455,865	350,562	287,831
Interest and other income (expense), net	3,503	1,751	1,820	(857)	1,230

Income before income taxes	714,303	534,471	457,685	349,705	289,061
Provision for income taxes	(268,929)	(207,033)	(179,685)	(134,760)	(110,080)

Net income	$445,374	$327,438	$278,000	$214,945	$178,981

Earnings per share
Basic	$14.35	$10.58	$8.82	$6.89	$5.73
Diluted	$14.13	$10.47	$8.75	$6.76	$5.64
Weighted average common shares outstanding
Basic	31,038	30,957	31,513	31,217	31,234
Diluted	31,512	31,281	31,783	31,775	31,735

	As of December 31
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total current assets	$878,479	$666,307	$546,607	$501,192	$406,221
Total assets	$2,546,285	$2,009,280	$1,668,667	$1,425,308	$1,121,605
Total current liabilities	$245,710	$199,228	$186,852	$157,453	$123,054
Total liabilities	$533,916	$470,992	$422,741	$381,082	$310,732
Total shareholders’ equity	$2,012,369	$1,538,288	$1,245,926	$1,044,226	$810,873

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2014 Highlights and Trends

Restaurant Development. As of December 31, 2014, we had 1,783 restaurants in operation, including 1,755 Chipotle restaurants throughout the United States, with an additional seven in Canada, six in England, three in France, and one in Germany. Our restaurants include nine ShopHouse Southeast Asian Kitchen restaurants, serving Asian-inspired cuisine, and we are an investor in a consolidated entity that owns and operates two Pizzeria Locale restaurants, a fast casual pizza concept. New restaurants have contributed substantially to our restaurant sales growth and we opened 192 restaurants in 2014, and expect to open between 190 and 205 restaurants in 2015, including a small number of ShopHouse and Pizzeria Locale restaurants.

Sales Growth. Average restaurant sales were $2.472 million as of December 31, 2014, increasing from $2.169 million as of December 31, 2013. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increases were 16.8% in 2014. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Comparable restaurant sales increases in 2014 were driven primarily by an increase in customer visits, and to a lesser extent from an increase in average check, including the impact of a menu price increase during the second quarter of 2014 at all U.S. Chipotle locations. Menu price increases accounted for 3.8% of our comparable restaurant sales increases for 2014. We expect 2015 comparable restaurant sales to be in the low to mid-single digits as comparisons become more difficult, particularly during the final three quarters of the year.

During 2013, we launched our catering service in Chipotle restaurants throughout the U.S, except New York City. Catering represented approximately 1.3% of revenue for the year ended 2014.

Food With Integrity. In all of our restaurants, we endeavor to serve only meats that were raised without the use of non-therapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. We brand these meats as “Responsibly Raised TM.” In addition, a portion of some of the produce items we serve is organically grown, and/or sourced locally when in season (by which we mean within 350 miles of the restaurant where it is served), and a portion of the beans we serve is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. The sour cream and cheese we buy is made with milk that comes from cows that are not given rBGH. Milk used to make much of our cheese and all of our sour cream is sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows. Further, we disclose on our website which ingredients contain genetically modified organisms, or GMOs, and we are working to replace ingredients containing GMOs in our food (not including beverages) with non-GMO ingredients. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet containing GMOs. We will continue to search for quality ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. In January 2015, through an ongoing audit of our suppliers, we identified a pork supplier that was not meeting our standards related to the size and condition of the housing offered to some of the pigs, so we suspended our purchases from this supplier. Without this supply, we cannot get enough pork that meets our standards for all of our restaurants, and we will not be able to serve carnitas in about one-third of our U.S. restaurants until we can find additional sources which meet our standards to make up the shortfall. Because we have elected to remove all affected pork from our supply chain, including our distribution centers, and—because the meat is food safe but does not meet our rigorous standards—we disposed of it, primarily through donations to local food banks. Some of our restaurants served conventionally raised beef and chicken for periods during 2014 and we expect to serve conventionally raised beef in 2015, due to supply constraints for our Responsibly Raised meats. More of our restaurants may periodically serve conventionally raised meats in the future due to supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so that customers can avoid those meats if they choose to do so.

Our food costs increased as a percentage of revenue in 2014 as a result of inflationary pressures on many of our ingredients, primarily beef, avocados, and dairy. The increase was partially offset by the impact of the menu price increase in the second quarter. We expect that food costs as a percentage of revenue in 2015 will remain consistent with the full year 2014 or will increase slightly.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors we purchased shares of our common stock with an aggregate total repurchase price of $88.0 million during 2014. As of December 31, 2014, $102.2 million was available to be repurchased under the current repurchase authorizations announced on February 5, 2013 and April 17, 2014. On February 3, 2015 we announced that our Board of Directors authorized the expenditure of up to an additional $100 million to repurchase shares of our common stock. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for the years indicated.

	Years ended December 31
	2014	2013	2012
Beginning of period	1,595	1,410	1,230
Openings	192	185	183
Relocations	(4)	—	(3)

Total restaurants at end of period	1,783	1,595	1,410

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As our business grows, as we open more restaurants and hire more employees, our restaurant operating costs and depreciation and amortization increase.

Revenue

	Years ended December 31			% increase 2014 over 2013	% increase 2013 over 2012
	2014	2013	2012
	(dollars in millions)
Revenue	$4,108.3	$3,214.6	$2,731.2	27.8%	17.7%
Average restaurant sales	$2.472	$2.169	$2.113	14.0%	2.7%
Comparable restaurant sales increases	16.8%	5.6%	7.1%
Number of restaurants as of the end of the period	1,783	1,595	1,410	11.8%	13.1%
Number of restaurants opened in the period, net of relocations	188	185	180

In 2014, the significant factors contributing to our increases in sales were comparable restaurant sales and new restaurant openings. Comparable restaurant sales increases contributed $530.0 million of the increase in restaurant sales, due primarily to increases in customer visits, and an increase in average check price, including the benefit from menu price increases. Restaurant sales from restaurants not yet in the comparable base contributed $364.7 million of the increase in sales in 2014, of which $173.9 million was attributable to restaurants opened during the year.

In 2013, the significant factors contributing to our increases in sales were new restaurant openings and comparable restaurant sales. Restaurant sales from restaurants not yet in the comparable restaurant base contributed $333.9 million of the increase in sales, of which $156.6 million was attributable to restaurants opened in 2013. Comparable restaurant sales increases contributed $150.3 million of the increase in restaurant sales, due primarily to increases in customer visits.

Food, Beverage and Packaging Costs

	Years ended December 31			% increase 2014 over 2013	% increase 2013 over 2012
	2014	2013	2012
	(dollars in millions)
Food, beverage and packaging	$1,421.0	$1,073.5	$891.0	32.4%	20.5%
As a percentage of revenue	34.6%	33.4%	32.6%

Food, beverage and packaging costs increased as a percentage of revenue in 2014 due to inflation on many food items, primarily beef, avocados, and dairy. The increase was partially offset by the impact of menu price increases. We expect that food costs as a percentage of revenue in 2015 will remain consistent with the full year 2014 or will increase slightly.

Food, beverage and packaging costs increased as a percentage of revenue in 2013 due to inflation on many food items, particularly salsa ingredients, as well as dairy, cooking oils, and chicken.

Labor Costs

	For the Years ended December 31			% increase 2014 over 2013	% increase 2013 over 2012
	2014	2013	2012
	(dollars in millions)
Labor costs	$904.4	$739.8	$641.8	22.3%	15.3%
As a percentage of revenue	22.0%	23.0%	23.5%

Labor costs as a percentage of revenue decreased in 2014 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by an increased number of managers and crew in our restaurants and normal wage inflation. In 2015, we expect labor costs to increase slightly as a percentage of revenue due to the Affordable Care Act and minimum wage increases in a number of jurisdictions.

Labor costs as a percentage of revenue decreased in 2013 due primarily to the benefit of higher average restaurant sales.

Occupancy Costs

	For the Years ended December 31			% increase 2014 over 2013	% increase 2013 over 2012
	2014	2013	2012
	(dollars in millions)
Occupancy costs	$230.9	$199.1	$171.4	16.0%	16.1%
As a percentage of revenue	5.6%	6.2%	6.3%

Occupancy costs decreased as a percentage of revenue in 2014 and in 2013 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the Years ended December 31			% increase 2014 over 2013	% increase 2013 over 2012
	2014	2013	2012
	(dollars in millions)
Other operating costs	$434.2	$347.4	$286.6	25.0%	21.2%
As a percentage of revenue	10.6%	10.8%	10.5%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs decreased in 2014 due primarily to the benefit of higher average restaurant sales on a partially fixed-cost base. We expect marketing and promotional spend as a percentage of revenue for 2015 to remain consistent with the full year 2014 or increase slightly.

Other operating costs increased as a percentage of revenue in 2013 due primarily to higher spend on marketing and promotions.

General and Administrative Expenses

	For the Years ended December 31			% increase 2014 over 2013	% increase 2013 over 2012
	2014	2013	2012
	(dollars in millions)
General and administrative expense	$273.9	$203.7	$183.4	34.4%	11.1%
As a percentage of revenue	6.7%	6.3%	6.7%

The increase in general and administrative expenses in dollar terms in 2014 primarily resulted from increased non-cash stock-based compensation expense, higher payroll and bonus costs as we grew, as well costs from our biennial All Managers’ Conference, or AMC, held in the third quarter of 2014.

The increase in general and administrative expenses in dollar terms in 2013 primarily resulted from increased payroll and benefits costs as we grew and increased legal costs, partially offset by costs from our biennial AMC held during 2012, as well as a decrease in 2013 in non-cash stock based compensation expense due to expenses in 2012 related to non-vested stock awards subject to performance conditions.

Depreciation and Amortization

	For the Years ended December 31			% increase 2014 over 2013	% increase 2013 over 2012
	2014	2013	2012
	(dollars in millions)
Depreciation and amortization	$110.5	$96.1	$84.1	15.0%	14.2%
As a percentage of revenue	2.7%	3.0%	3.1%

As a percentage of revenue, depreciation and amortization decreased in 2014 and 2013 as a result of the benefit of higher average restaurant sales on a partially fixed-cost base.

Income Tax Provision

	For the Years ended December 31			% increase 2014 over 2013	% increase 2013 over 2012
	2014	2013	2012
	(dollars in millions)
Provision for income taxes	$268.9	$207.0	$179.7	29.9%	15.2%
Effective tax rate	37.6%	38.7%	39.3%

The 2014 effective tax rate decreased by 1.1% from 2013 due to a decrease in the state tax rate and filing the 2013 tax returns, which included a change in the estimate of usable employer credits.

The 2013 effective tax rate decreased by 0.6% from 2012 due primarily to certain federal tax credits that were extended in 2013, for both 2013 and 2012, which benefited the rate by 1.1%. This decrease was partially offset by non-recurring adjustments related to state income taxes.

We estimate our 2015 annual effective tax rate will be 39.0%, increasing from 2014 due to the expiration of certain federal tax credits.

Quarterly Financial Data/Seasonality

The following table presents data from the consolidated statement of income and comprehensive income for each of the eight quarters in the period ended December 31, 2014. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$904.2	$1,050.1	$1,084.2	$1,069.8
Operating income	$135.7	$179.8	$207.4	$187.9
Net income	$83.1	$110.3	$130.8	$121.2
Number of restaurants opened in quarter	44	45	43	60
Comparable restaurant sales increase	13.4%	17.3%	19.8%	16.1%

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$726.8	$816.8	$826.9	$844.1
Operating income	$120.0	$146.4	$137.2	$129.1
Net income	$76.6	$87.9	$83.4	$79.6
Number of restaurants opened in quarter	48	44	37	56
Comparable restaurant sales increase	1.0%	5.5%	6.2%	9.3%

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and net income are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as fluctuations in food or packaging costs or the timing of menu price increases. The number of trading days in a quarter can also affect our results. Overall, on an annual basis, changes in trading dates do not have a significant impact on our results.

Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense, the number of new restaurants opened in a quarter and unanticipated events. New restaurants typically have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. In addition, unanticipated events also impact our results. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $758.1 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions (including up to $102.2 million in repurchases under programs authorized as of December 31, 2014 and an additional $100 million program announced on February 3, 2015), to maintain our existing restaurants and for general corporate purposes. We also have a long term investments balance of $496.1 million, which consists of U.S. treasury notes and certificate of deposit products with maturities of 13 months to approximately 2 years. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

While operations continue to provide cash, our primary use of cash is in new restaurant development. Our total capital expenditures for 2014 were $252.6 million, which included the purchase of a corporate aircraft for a total cost of approximately $24 million; the majority of that amount was paid during 2014. We expect to incur capital expenditures of about $235 million in 2015, of which about $180 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder primarily relates to restaurant reinvestments. In 2014, for Chipotle restaurants in the U.S., we spent on average about $843,000 in development and construction costs per restaurant, net of landlord reimbursements of approximately $60,000, and for all restaurants including international locations we spent on average about $849,000, net of landlord reimbursements of approximately $66,000. For new restaurants to be opened in 2015, we anticipate average development costs will slightly decrease due primarily to the mix of locations and categories.

Contractual Obligations

Our contractual obligations as of December 31, 2014 were as follows:

	2014
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$3,044,197	$206,413	$417,338	$423,587	$1,996,859
Deemed landlord financing	$4,717	$401	$844	$846	$2,626
Other contractual obligations(1)	$221,584	$218,191	$3,393	$—	$—

Total contractual cash obligations	$3,270,498	$425,005	$421,575	$424,433	$1,999,485

(1)	We enter into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed for orders related to produce and other ingredients and supplies, construction contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and marketing initiatives and corporate sponsorships.

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

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we had no off-balance sheet arrangements or obligations.

Inflation

The primary areas of our operations affected by inflation are food, healthcare costs, labor, fuel, utility costs, materials used in the construction of our restaurants, and insurance. Although almost all of our crew members make more than the federal and applicable state and local minimum wage, increases in the applicable federal or state minimum wage may have an impact on our labor costs. Additionally, many of our leases require us to pay taxes, maintenance, utilities and insurance, all of which are generally subject to inflationary increases. Inflationary increases have increased our food, beverage, and packaging costs as a percentage of revenue for the past three years. These increases have been partially offset with menu price increases.

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

Leases

We lease nearly all of our restaurant locations. Our leases typically contain escalating rentals over the lease term as well as optional renewal periods. We have estimated that our lease term, including reasonably assured renewal periods, is the lesser of the lease term or 20 years. We account for our leases by recognizing rent expense on a straight-line basis over the reasonably assured lease term. The majority of our leasehold improvements are also depreciated over the reasonably assured lease term. If the estimate of our reasonably assured lease term was changed, our depreciation and rent expense could differ materially.

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

Insurance Liability

We maintain various insurance policies for workers’ compensation, general liability and auto damage with varying deductibles as high as $1 million, and for property which generally has a $1.5 million deductible. We are self insured for employee health but have third party insurance coverage to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, which would result in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs. The total estimated insurance liabilities as of December 31, 2014 were $34.0 million.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2014 and 2013. Although we have recorded liabilities related to a number of legal actions, our estimates used to determine the amount of these liabilities may not be accurate, and there are other legal actions for which we have not recorded a liability. As a result, in the event legal actions for which we have not accrued a liability or for which our accrued liabilities are not accurate are resolved, such resolution may affect our operating results and cash flows.

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

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2014, we had $981.1 million in investments and interest-bearing cash accounts, including an insurance related restricted trust account classified in other assets, and $262.2 million in accounts with an earnings credit we classify as interest income, which combined earned a weighted average interest rate of 0.43%.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 4, 2015

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$419,465	$323,203
Accounts receivable, net of allowance for doubtful accounts of $1,199 and $1,190 as of December 31, 2014 and December 31, 2013, respectively	34,839	24,016
Inventory	15,332	13,044
Current deferred tax asset	18,968	13,212
Prepaid expenses and other current assets	34,795	34,204
Income tax receivable	16,488	3,657
Investments	338,592	254,971

Total current assets	878,479	666,307
Leasehold improvements, property and equipment, net	1,106,984	963,238
Long term investments	496,106	313,863
Other assets	42,777	43,933
Goodwill	21,939	21,939

Total assets	$2,546,285	$2,009,280

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$69,613	$59,022
Accrued payroll and benefits	73,894	67,195
Accrued liabilities	102,203	73,011

Total current liabilities	245,710	199,228
Deferred rent	219,414	192,739
Deferred income tax liability	40,529	55,434
Other liabilities	28,263	23,591

Total liabilities	533,916	470,992

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2014 and December 31, 2013, respectively	—	—
Common stock $0.01 par value, 230,000 shares authorized, and 35,394 and 35,245 shares issued as of December 31, 2014 and December 31, 2013, respectively	354	352
Additional paid-in capital	1,038,932	919,840
Treasury stock, at cost, 4,367 and 4,212 common shares at December 31, 2014 and December 31, 2013, respectively	(748,759)	(660,421)
Accumulated other comprehensive income	(429)	1,620
Retained earnings	1,722,271	1,276,897

Total shareholders’ equity	2,012,369	1,538,288

Total liabilities and shareholders’ equity	$2,546,285	$2,009,280

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31
	2014	2013	2012
Revenue	$4,108,269	$3,214,591	$2,731,224

Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	1,420,994	1,073,514	891,003
Labor	904,407	739,800	641,836
Occupancy	230,868	199,107	171,435
Other operating costs	434,244	347,401	286,610
General and administrative expenses	273,897	203,733	183,409
Depreciation and amortization	110,474	96,054	84,130
Pre-opening costs	15,609	15,511	11,909
Loss on disposal of assets	6,976	6,751	5,027

Total operating expenses	3,397,469	2,681,871	2,275,359

Income from operations	710,800	532,720	455,865
Interest and other income (expense), net	3,503	1,751	1,820

Income before income taxes	714,303	534,471	457,685
Provision for income taxes	(268,929)	(207,033)	(179,685)

Net income	$445,374	$327,438	$278,000

Other comprehensive income:
Foreign currency translation adjustments	(2,049)	596	827

Comprehensive income	$443,325	$328,034	$278,827

Earnings per share:
Basic	$14.35	$10.58	$8.82

Diluted	$14.13	$10.47	$8.75

Weighted average common shares outstanding:
Basic	31,038	30,957	31,513

Diluted	31,512	31,281	31,783

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2011	34,357	$344	$676,652	3,105	$(304,426)	$671,459	$197	$1,044,226
Stock-based compensation			66,274					66,274
Stock plan transactions and other	555	5	476					481
Excess tax benefit on stock-based compensation			73,210					73,210
Acquisition of treasury stock				714	(217,092)			(217,092)
Net income						278,000		278,000
Foreign currency translation adjustment							827	827

Balance, December 31, 2012	34,912	349	816,612	3,819	(521,518)	949,459	1,024	1,245,926
Stock-based compensation			64,781					64,781
Stock plan transactions and other	333	3	97					100
Excess tax benefit on stock-based compensation, net of utilization of $29			38,350					38,350
Acquisition of treasury stock				393	(138,903)			(138,903)
Net income						327,438		327,438
Foreign currency translation adjustment							596	596

Balance, December 31, 2013	35,245	$352	$919,840	4,212	$(660,421)	$1,276,897	$1,620	$1,538,288
Stock-based compensation			97,618					97,618
Stock plan transactions and other	149	2	(193)					(191)
Excess tax benefit on stock-based compensation			21,667					21,667
Acquisition of treasury stock				155	(88,338)			(88,338)
Net income						445,374		445,374
Foreign currency translation adjustment							(2,049)	(2,049)

Balance, December 31, 2014	35,394	$354	$1,038,932	4,367	$(748,759)	$1,722,271	$(429)	$2,012,369

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years ended December 31
	2014	2013	2012
Operating activities
Net income	$445,374	$327,438	$278,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,474	96,054	84,130
Deferred income tax (benefit) provision	(20,671)	2,103	(18,057)
Loss on disposal of assets	6,976	6,751	5,027
Bad debt allowance	9	19	1,046
Stock-based compensation expense	96,440	63,657	64,276
Excess tax benefit on stock-based compensation	(21,667)	(38,379)	(73,210)
Other	104	507	522
Changes in operating assets and liabilities:
Accounts receivable	(10,966)	(7,238)	(9,438)
Inventory	(2,307)	(1,950)	(2,180)
Prepaid expenses and other current assets	(658)	(6,806)	(5,954)
Other assets	1,071	(1,354)	(20,539)
Accounts payable	2,168	2,052	7,849
Accrued liabilities	35,019	12,020	21,307
Income tax payable/receivable	8,831	44,334	59,357
Deferred rent	27,025	25,715	23,765
Other long-term liabilities	4,845	3,857	4,062

Net cash provided by operating activities	682,067	528,780	419,963

Investing activities
Purchases of leasehold improvements, property and equipment	(252,590)	(199,926)	(197,037)
Purchases of investments	(521,004)	(387,639)	(213,462)
Maturities of investments	254,750	159,250	55,000

Net cash used in investing activities	(518,844)	(428,315)	(355,499)

Financing activities
Acquisition of treasury stock	(88,338)	(138,903)	(217,092)
Excess tax benefit on stock-based compensation	21,667	38,379	73,210
Stock plan transactions and other financing activities	(66)	173	348

Net cash used in financing activities	(66,737)	(100,351)	(143,534)

Effect of exchange rate changes on cash and cash equivalents	(224)	536	380
Net change in cash and cash equivalents	96,262	650	(78,690)
Cash and cash equivalents at beginning of year	323,203	322,553	401,243

Cash and cash equivalents at end of year	$419,465	$323,203	$322,553

Supplemental disclosures of cash flow information
Income taxes paid	$280,687	$160,973	$138,385

Increase in purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$9,424	$(1,736)	$4,455

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (collectively the “Company”) develops and operates fast-casual, fresh Mexican food restaurants. As of December 31, 2014, the Company operated 1,755 Chipotle restaurants throughout the United States. The Company also has seven restaurants in Canada, six in England, three in France, and one in Germany. Further, the Company operates nine ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, as well as is an investor in a consolidated entity that owns and operates two Pizzeria Locale restaurants, a fast casual pizza concept. The Company manages its operations based on eight regions and has aggregated its operations to one reportable segment.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, including wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

The Company sells gift cards which do not have an expiration date and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the Company determines the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. During the fourth quarter of 2012, the Company revised its estimated breakage rate from 5% to 4% of gift card sales which did not have a material impact on revenue. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over a six month period beginning at the date of the gift card sale and is included in revenue in the consolidated statement of income and comprehensive income. Breakage recognized during the years ended December 31, 2014, 2013 and 2012 was $3,146, $1,976 and $2,070, respectively.

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

Investments

The Company’s investments consist of U.S. treasury notes and CDARS, certificates of deposit placed through an account registry service, with maturities up to approximately two years and classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, which the Company has determined approximates fair value as of December 31, 2014 and 2013. Fair market value of U.S. treasury notes is measured on a recurring basis based on Level 1 inputs and fair market value of CDARS is measured on a recurring basis based on Level 2 inputs (level inputs are described below under “Fair Value Measurements”). The Company recognizes impairment charges on its investments in the consolidated statement of income and comprehensive income when management believes the decline in the fair value of the investment is other-than-temporary. No impairment charges were recognized on the Company’s investments for the years ended December 31, 2014, 2013 and 2012.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $7,756, $9,024 and $10,038 for the years ended December 31, 2014, 2013 and 2012, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss, if any, is reflected in loss on disposal of assets in the consolidated statement of income and comprehensive income.

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	4-7 years
Equipment	3-10 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually, and the Company is required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company’s analysis, no impairment charges were recognized on goodwill for the years ended December 31, 2014, 2013 and 2012.

Other Assets

Other assets consist primarily of restricted cash assets of $19,889 and $23,810 as of December 31, 2014 and 2013, respectively, a rabbi trust as described further in Note 6, transferable liquor licenses which are carried at the lower of fair value or cost, and rental deposits related to leased properties. Restricted cash assets are primarily insurance related restricted trust assets.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level, or in the case of a potential relocation or closure, at the restaurant level. The Company manages its restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2014, 2013 and 2012, an aggregate impairment charge of $0, $1,220 and $0, respectively, was recognized in loss on disposal of assets in the consolidated statement of income and comprehensive income. The impairment charges resulted primarily from restaurant relocations. Fair value of the restaurants was determined using Level 3 inputs (as described below under “Fair Value Measurements”) based on a discounted cash flows method through the estimated date of closure.

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

Insurance Liability

The Company maintains various insurance policies including workers’ compensation, employee health, general liability, automobile, and property damage. Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and, where applicable, claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted. As of December 31, 2014 and 2013, $25,596 and $24,819, respectively, of the estimated liability was included in accrued payroll and benefits and $8,359 and $6,749, respectively, was included in accrued liabilities in the consolidated balance sheet.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $57,290, $44,389 and $34,999 for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising and marketing costs are included in other operating costs in the consolidated statement of income and comprehensive income.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments. Approximately one third of the Company’s cash and investment balances are held at six financial institutions and are not federally backed or federally insured. Credit card transactions at the Company’s restaurants are processed by four service providers, one each for the United States, Canada, and England, and one for France and Germany.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).” The pronouncement was issued to clarify the reporting for discontinued operations and disclosures for disposals of components of an entity. The pronouncement is effective for reporting periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2016. The expected adoption method of ASU 2014-09 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718).” The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

2. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:

	December 31
	2014	2013
Land	$11,062	$11,062
Leasehold improvements and buildings	1,267,108	1,121,260
Furniture and fixtures	127,260	113,751
Equipment	315,230	244,562

	1,720,660	1,490,635
Accumulated depreciation	(613,676)	(527,397)

	$1,106,984	$963,238

Accrued liabilities were as follows:

	December 31
	2014	2013
Gift card liability	$48,105	$31,508
Transaction tax payable	22,929	17,541
Other accrued expenses	31,169	23,962

	$102,203	$73,011

3. Income Taxes

The components of the provision for income taxes are as follows:

	Years ended December 31
	2014	2013	2012
Current tax:
U.S. Federal	$248,219	$165,731	$166,386
U.S. State	41,225	39,136	31,231
Foreign	156	63	125

	289,600	204,930	197,742

Deferred tax:
U.S. Federal	(13,890)	5,238	(16,024)
U.S. State	(6,740)	(3,105)	(2,013)
Foreign	(3,075)	(1,330)	(1,578)

	(23,705)	803	(19,615)

Valuation allowance	3,034	1,300	1,558

Provision for income taxes	$268,929	$207,033	$179,685

Actual taxes paid for each tax period were less than the current tax expense due to the excess tax benefit on stock-based compensation of $21,667, $38,379, and $73,210 during the years ended December 31, 2014, 2013, and 2012, respectively.

The effective tax rate differs from the statutory tax rates as follows:

	Years ended December 31
	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	3.7	4.2	4.1
Other	(1.1)	(0.5)	0.2

Effective income tax rates	37.6%	38.7%	39.3%

The 2014 tax rate decreased due to a decrease in the state tax rate and filing the 2013 tax returns, which included a change in the estimate of usable employer credits.

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

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31
	2014	2013
Long-term deferred income tax liability:
Leasehold improvements, property and equipment	$175,808	$156,746
Goodwill and other assets	1,519	1,346
Other	2,689	1,591

Total long-term deferred income tax liability	180,016	159,683

Long-term deferred income tax asset:
Deferred rent	52,147	47,127
Gift card liability	1,451	876
Capitalized transaction costs	503	506
Stock-based compensation and other employee benefits	79,810	53,622
Foreign net operating loss carry-forwards	8,618	5,598
State credits	4,281	1,300
Other	145	—
Valuation allowance	(7,468)	(4,780)

Total long-term deferred income tax asset	139,487	104,249

Net long-term deferred income tax liability	40,529	55,434

Current deferred income tax liability:
Prepaid assets and other	3,402	2,970

Total current deferred income tax liability	3,402	2,970

Current deferred income tax asset:
Allowances, reserves and other	14,511	11,973
Other employee benefits	7,903	4,267
Valuation allowance	(44)	(58)

Total current deferred income tax asset	22,370	16,182

Net current deferred income tax asset	18,968	13,212

Total deferred income tax liability	$21,561	$42,222

The Company recorded a gross increase in unrecognized tax benefits of $1,342 as the result of tax positions taken during the year ended December 31, 2014. The Company had no unrecognized tax benefits as of December 31, 2013 and 2012.

The Company is open to federal and state tax audits until the applicable statutes of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2011. For the majority of states where the Company has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2011. Some of the Company’s foreign net operating losses begin expiring in 2015.

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

4. Shareholders’ Equity

Through December 31, 2014, the Company announced authorizations by its Board of Directors of the expenditure of up to $800,000 to repurchase shares of the Company’s common stock. On February 3, 2015, the Company announced that its Board of Directors authorized the expenditure of up to an additional $100,000 to repurchase shares of common stock. Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions.

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

The shares of common stock repurchased under authorized programs, including the ASR, were 154, 336 and 686 for a total cost of $87,996, $109,987 and $206,394 during 2014, 2013 and 2012, respectively. As of December 31, 2014, $102,210 was available to be repurchased under the authorized programs. The shares repurchased are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors.

During 2014, 2013, and 2012, shares of common stock were netted and surrendered as payment for minimum statutory tax withholding obligations in connection with the exercise and vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. For the year ended December 31, 2014, 2013, and 2012, the Company’s repurchases in connection with such netting and surrender totaled 1, 57, and 28 shares for a total cost of $342, $28,916, and $10,698, respectively.

5. Stock Based Compensation

The Company issues shares pursuant to the Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan (the “2011 Incentive Plan”). Shares issued pursuant to awards granted prior to the 2011 Incentive Plan were issued subject to previous stock plans. For purposes of counting the shares remaining available under the 2011 Incentive Plan, each share issuable pursuant to outstanding full value awards, such as restricted stock units and performance shares, will count as two shares used, whereas each share underlying a stock appreciation right or stock option will count as one share used. Under the 2011 Incentive Plan, 3,360 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 1,288 represent shares that were authorized for issuance but not issued at December 31, 2014. The 2011 Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted or to delegate its authority under the plan to the Company’s executive officers to make grants to non-executive officer level employees, to determine the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for stock awards granted under the 2011 Incentive Plan cannot be less than fair market value at the date of grant.

The Company granted stock options prior to 2008, and has granted stock only stock appreciation rights (“SOSARs”) since that time. SOSARs generally vest equally over two and three years and expire after seven years. Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. Compensation expense on performance shares, which is based on the quantity of awards the Company has determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Stock-based compensation expense, including SOSARs and stock awards, was $97,618 ($60,084 net of tax) in 2014, $64,781 ($39,465 net of tax) in 2013 and $66,274 ($40,361 net of tax) in 2012. For the years ended

December 31, 2014, 2013 and 2012, $1,178, $1,124 and $1,998, respectively, of stock-based compensation expense was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

The tables below summarize the option and SOSAR activity under the stock incentive plans (in thousands, except years and per share data):

	2014		2013		2012
	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
Outstanding, beginning of year	1,690	$312.44	1,449	$274.92	1,486	$157.07
Granted	764	$545.66	672	$320.21	617	$371.70
Exercised	(315)	$310.32	(369)	$176.23	(592)	$80.31
Forfeited	(52)	$419.74	(62)	$329.76	(62)	$274.25

Outstanding, end of year	2,087	$395.46	1,690	$312.44	1,449	$274.92

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	2,087	$395.46	4.9	$603,356
Vested and expected to vest as of December 31, 2014	2,039	$393.06	4.9	$594,198
Exercisable as of December 31, 2014	482	$271.38	3.2	$199,045

During the years ended December 31, 2014, 2013, and 2012, the company granted SOSARs that include performance conditions, in amounts totaling 220, 191, and 191 shares, respectively. As of December 31, 2014, 656 SOSARs that include performance conditions were outstanding, of which 341 awards had met the performance conditions. In addition to time vesting described above, the shares vest upon achieving a targeted cumulative cash flow from operations. The total intrinsic value of options and SOSARs exercised during the years ended December 31, 2014, 2013 and 2012 was $88,245, $91,178 and $183,097. Unearned compensation as of December 31, 2014 was $43,757 for SOSAR awards, and is expected to be recognized over a weighted average period of 1.5 years.

A summary of non-vested stock award activity under the stock incentive plans is as follows (in thousands, except per share data):

	2014		2013		2012
	Shares	Grant Date Fair Value Per Share	Shares	Grant Date Fair Value Per Share	Shares	Grant Date Fair Value Per Share
Outstanding, beginning of year	71	$520.27	120	$218.34	207	$153.40
Granted	2	$495.92	68	$527.45	1	$401.56
Vested	(2)	$284.11	(117)	$215.76	(83)	$55.92
Forfeited	(1)	$410.55	—	$—	(5)	$267.23

Outstanding, end of year	70	$525.60	71	$520.27	120	$218.34

At December 31, 2014, 66 of the outstanding non-vested stock awards were subject to both service and performance vesting conditions. The quantity of shares that ultimately vest is determined based on the cumulative cash flow from operations reached during the three year period ending on September 30, 2016. If the cumulative cash flow from operations during the three year period does not reach a specified level, no shares will vest. Unearned compensation as of December 31, 2014 was $22,396 for non-vested stock awards the Company has determined are probable of vesting, and is expected to be recognized over a weighted average period of 1.8 years. The fair value of shares earned as of the vesting date during the year ended December 31, 2014, 2013, and 2012 was $783, $58,941, and $31,309, respectively.

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value SOSAR awards granted for each year:

	2014	2013	2012
Risk-free interest rate	0.8%	0.5%	0.4%
Expected life (years)	3.4	3.4	3.4
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	33.3%	35.4%	39.1%
Weighted-average Black-Scholes fair value per share at date of grant	$136.18	$82.51	$104.97

The Company has not paid dividends to date and does not plan to pay dividends in the near future. The risk-free interest rate is based upon U.S. Treasury rates for instruments with similar terms. The volatility assumption was based on our historical data and implied volatility, and the expected life assumptions were based on our historical data.

6. Employee Benefit Plans

The Company maintains the Chipotle Mexican Grill 401(k) Plan (the “401(k) Plan”). The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2014, 2013, and 2012, Company matching contributions totaled approximately $3,881, $2,644 and $2,431, respectively.

In 2012, the Company began offering an employee stock purchase plan (“ESPP”). Under the ESPP, 250 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 248 represent shares that were authorized for issuance but not issued at December 31, 2014. Employees become eligible to contribute after one year of service with the Company and may contribute up to 15% of their base earnings, subject to an annual maximum dollar amount, toward the monthly purchase of the Company’s common stock. For each of the years ended December 31, 2014, 2013, and 2012, the number of shares issued under the ESPP were less than 1.

The Company also maintains the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2014 and 2013 were $16,147 and $13,397, respectively, and are included in other long-term liabilities in the consolidated balance sheet. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2014, 2013, and 2012, the Company made deferred compensation matches of $536, $201 and $213 respectively, to the Deferred Plan.

The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs (quoted prices for identical assets in active markets), and the fair values of the investments in the rabbi trust were $16,147 and $13,397 as of December 31, 2014 and 2013, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income and comprehensive income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the Deferred Plan liability. The Company recorded $184, $722, and $240 of unrealized gains on investments held in the rabbi trust during the years ended 2014, 2013, and 2012, respectively.

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

Future minimum lease payments required under existing operating leases as of December 31, 2014 are as follows:

2015	$206,413
2016	208,326
2017	209,012
2018	211,754
2019	211,833
Thereafter	1,996,859

Total minimum lease payments	$3,044,197

Minimum lease payments have not been reduced by minimum sublease rentals of $6,610 due in the future under non-cancelable subleases.

Rental expense consists of the following:

	For the years ended December 31
	2014	2013	2012
Minimum rentals	$200,575	$178,395	$152,935
Contingent rentals	$4,616	$2,719	$1,917
Sublease rental income	$(1,838)	$(1,726)	$(1,623)

The Company has six sales and leaseback transactions. These transactions do not qualify for sale leaseback accounting because of the Company’s deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $3,233 and $3,386 as of December 31, 2014, and 2013, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities in the consolidated balance sheet.

8. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options, SOSARs and non-vested stock awards (collectively “stock awards”). Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Stock awards of 232, 393 and 360 were excluded from the calculation of 2014, 2013 and 2012 diluted EPS, respectively, because they were anti-dilutive. In addition, 385, 381 and 449 stock awards subject to performance conditions were excluded from the 2014, 2013 and 2012 calculations of diluted EPS, respectively. The following table sets forth the computations of basic and diluted earnings per share:

	Years ended December 31
	2014	2013	2012
Net income	$445,374	$327,438	$278,000
Shares:
Weighted average number of common shares outstanding	31,038	30,957	31,513
Dilutive stock awards	474	324	270

Diluted weighted average number of common shares outstanding	31,512	31,281	31,783

Basic earnings per share	$14.35	$10.58	$8.82

Diluted earnings per share	$14.13	$10.47	$8.75

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

Litigation

Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations

Following an inspection during 2010 by the U.S. Department of Homeland Security, or DHS, of the work authorization documents of the Company’s restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS, or ICE, issued to the Company a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding the Company’s review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. The Company approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, the Company was also requested by DHS to provide the work authorization documents of restaurant employees in the District of Columbia and Virginia, and the Company provided the requested documents in January 2011. The Company subsequently received requests from the office of the U.S. Attorney for the District of Columbia for work authorization documents covering all of the Company’s employees since 2007, plus employee lists and other documents concerning work authorization. The Company believes its practices with regard to the work authorization of its employees, including the review and retention of work authorization documents, are in compliance with applicable law. However, the termination of large numbers of employees in a short period of time does disrupt restaurant operations and results in a temporary increase in labor costs as new employees are trained.

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

10. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2014
	March 31	June 30	September 30	December 31
Revenue	$904,163	$1,050,073	$1,084,222	$1,069,811
Operating income	$135,650	$179,842	$207,436	$187,872
Net income	$83,069	$110,270	$130,801	$121,234
Basic earnings per share	$2.67	$3.55	$4.22	$3.91
Diluted earnings per share	$2.64	$3.50	$4.15	$3.84

	2013
	March 31	June 30	September 30	December 31
Revenue	$726,751	$816,786	$826,907	$844,147
Operating income	$120,044	$146,418	$137,154	$129,104
Net income	$76,584	$87,853	$83,379	$79,622
Basic earnings per share	$2.47	$2.84	$2.70	$2.57
Diluted earnings per share	$2.45	$2.82	$2.66	$2.53

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2014 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. This report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Chipotle Mexican Grill, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chipotle Mexican Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chipotle Mexican Grill, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 4, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of December 31, 2014. All options/SOSARs reflected are options to purchase common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)

Equity Compensation Plans Approved by Security Holders:	2,157,461	$395.46	1,536,207

Equity Compensation Plans Not Approved by Security Holders:	None.	N/A	None.

Total	2,157,461	$395.46	1,536,207

(1)	Includes shares issuable in connection with performance shares, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of SOSARs only.
(2)	Includes 1,287,972 shares remaining available under the Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan, and 248,235 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2014, all of the shares available for grant under the Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan may instead be issued in the form of restricted stock, restricted stock units, performance shares or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2014.

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

Date: February 4, 2015

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

Signature	Date	Title
/S/ STEVE ELLS Steve Ells	February 4, 2015	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/S/ MONTGOMERY F. MORAN Montgomery F. Moran	February 4, 2015	Co-Chief Executive Officer (principal executive officer)

/S/ JOHN R. HARTUNG John R. Hartung	February 4, 2015	Chief Financial Officer (principal financial and accounting officer)

/S/ ALBERT S. BALDOCCHI Albert S. Baldocchi	February 4, 2015	Director

/S/ JOHN S. CHARLESWORTH John S. Charlesworth	February 4, 2015	Director

/S/ NEIL W. FLANZRAICH Neil W. Flanzraich	February 4, 2015	Director

/S/ PATRICK J. FLYNN Patrick J. Flynn	February 4, 2015	Director

/S/ DARLENE J. FRIEDMAN Darlene J. Friedman	February 4, 2015	Director

/S/ KIMBAL MUSK Kimbal Musk	February 4, 2015	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.(2)

3.3	Amended and Restated Bylaws.(3)

4.1	Form of Stock Certificate for Shares of Common Stock.(4)

10.2†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan.(6)

10.2.2†	Form of 2008 Stock Appreciation Rights Agreement.(8)

10.2.3†	Form of 2009 Stock Appreciation Rights Agreement.(9)

10.2.4†	Form of 2011 Stock Appreciation Rights Agreement.(6)

10.2.5†	Form of 2011 Performance-Based Stock Appreciation Rights Agreement.(6)

10.3†	Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan.(10)

10.3.1†	Form of Board Restricted Stock Units Agreement.(11)

10.3.2†	Form of Performance Share Agreement.(5)

10.3.3†	Form of Stock Appreciation Rights Agreement.(12)

10.3.4†	Form of Performance-Based Stock Appreciation Rights Agreement.(12)

10.3.5†	Amendment No. 1 to Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan.(4)

10.4	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders.(13)

10.5†	Board Pay Policies.(14)

10.6†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(7)

10.6.1†	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(15)

10.6.2†	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan.(16)

10.7†	Form of Director and Officer Indemnification Agreement.(17)

10.8†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan.(4)

10.9†	Chipotle Mexican Grill, Inc. 2014 Cash Incentive Plan.(2)

21.1	Subsidiaries of Chipotle Mexican Grill, Inc.

23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.).

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chairman and Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements.

†-	denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
(2)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 19, 2013 (File No. 001-32731).
(3)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009 (File No. 001-32731).
(4)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 10, 2012 (File No. 001-32731).
(5)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2008 (File No. 001-32731).
(6)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 17, 2011 (File No. 001-32731).
(7)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007 (File No. 001-32731)
(8)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008 (File No. 001-32731)
(9)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009 (File No. 001-32731).
(10)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011 (File No. 001-32731).
(11)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on July 22, 2014 (File No. 001-32731).
(12)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on April 20, 2012 (File No. 001-32731).
(13)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006 (File No. 001-32731).
(14)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on April 17, 2014 (File No. 001-32731).
(15)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 1, 2007 (File No. 001-32731).

(16)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on October 31, 2007 (File No. 001-32731).
(17)	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007 (File No. 001-32731).