Form 10-Q
period 2015-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2015-04-22
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ◻  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ◻  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	◻

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ◻  Yes    ☒  No

As of April 17, 2015 there were 31,046,847 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM  1.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	March 31	December 31
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$542,957	$419,465
Accounts receivable, net of allowance for doubtful accounts of $1,172 and $1,199 as of March 31, 2015 and December 31, 2014, respectively	21,480	34,839
Inventory	16,052	15,332
Current deferred tax asset	19,377	18,968
Prepaid expenses and other current assets	37,252	34,795
Income tax receivable	-	16,488
Investments	347,577	338,592
Total current assets	984,695	878,479
Leasehold improvements, property and equipment, net	1,119,469	1,106,984
Long term investments	531,082	496,106
Other assets	46,534	42,777
Goodwill	21,939	21,939
Total assets	$2,703,719	$2,546,285
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$76,066	$69,613
Accrued payroll and benefits	67,212	73,894
Accrued liabilities	85,850	102,203
Income tax payable	47,993	-
Total current liabilities	277,121	245,710
Deferred rent	225,897	219,414
Deferred income tax liability	35,399	40,529
Other liabilities	30,968	28,263
Total liabilities	569,385	533,916
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2015 and December 31, 2014, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,453 and 35,394 shares issued as of March 31, 2015 and December 31, 2014, respectively	355	354
Additional paid-in capital	1,066,216	1,038,932
Treasury stock, at cost, 4,401 and 4,367 common shares at March 31, 2015 and December 31, 2014, respectively	(772,008)	(748,759)
Accumulated other comprehensive income (loss)	(5,141)	(429)
Retained earnings	1,844,912	1,722,271
Total shareholders' equity	2,134,334	2,012,369
Total liabilities and shareholders' equity	$2,703,719	$2,546,285

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31
	2015	2014
Revenue	$1,089,043	$904,163
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	369,026	311,792
Labor	244,151	208,208
Occupancy	63,185	54,846
Other operating costs	113,541	95,137
General and administrative expenses	63,061	66,917
Depreciation and amortization	30,643	25,754
Pre-opening costs	3,435	4,300
Loss on disposal of assets	4,200	1,559
Total operating expenses	891,242	768,513
Income from operations	197,801	135,650
Interest and other income (expense), net	1,223	689
Income before income taxes	199,024	136,339
Provision for income taxes	(76,383)	(53,270)
Net income	$122,641	$83,069
Earnings per share:
Basic	$3.95	$2.67
Diluted	$3.88	$2.64
Weighted average common shares outstanding:
Basic	31,036	31,061
Diluted	31,592	31,486
Comprehensive income	$117,929	$82,938

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31
	2015	2014
Operating activities
Net income	$122,641	$83,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,643	25,754
Deferred income tax (benefit) provision	(5,551)	1,551
Loss on disposal of assets	4,200	1,559
Bad debt allowance	(27)	(20)
Stock-based compensation expense	16,986	27,359
Excess tax benefit on stock-based compensation	(10,827)	(8,955)
Other	119	64
Changes in operating assets and liabilities:
Accounts receivable	13,300	7,439
Inventory	(737)	(2,160)
Prepaid expenses and other current assets	(2,516)	(4,014)
Other assets	(3,825)	(2,365)
Accounts payable	14,831	8,006
Accrued liabilities	(21,367)	(15,159)
Income tax payable/receivable	75,314	48,088
Deferred rent	6,780	6,764
Other long-term liabilities	2,755	2,798
Net cash provided by operating activities	242,719	179,778
Investing activities
Purchases of leasehold improvements, property and equipment	(59,363)	(47,230)
Purchases of investments	(139,114)	(89,782)
Maturities of investments	95,000	49,500
Net cash used in investing activities	(103,477)	(87,512)
Financing activities
Acquisition of treasury stock	(23,249)	(12,736)
Excess tax benefit on stock-based compensation	10,827	8,955
Stock plan transactions and other financing activities	(119)	(56)
Net cash used in financing activities	(12,541)	(3,837)
Effect of exchange rate changes on cash and cash equivalents	(3,209)	(40)
Net change in cash and cash equivalents	123,492	88,389
Cash and cash equivalents at beginning of year	419,465	323,203
Cash and cash equivalents at end of period	$542,957	$411,592
Supplemental disclosures of cash flow information
Increase (decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$(9,946)	$(290)

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

 (dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries  (collectively the “Company”), develops and operates fast-casual, fresh Mexican food restaurants. As of March 31, 2015, the Company operated 1,800 Chipotle restaurants throughout the United States. The Company also had nine Chipotle restaurants in Canada, six in England, three in France, and one in Germany. Further, the Company operated ten ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, as well as is an investor in a consolidated entity that owned and operated two Pizzeria Locale restaurants, a fast-casual pizza concept.  The Company operated eight regions during the first quarter 2015 and has aggregated its operations to one reportable segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

2. Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).” The pronouncement was issued to clarify the reporting for discontinued operations and disclosures for disposals of components of an entity. The pronouncement is effective for reporting periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $18,211 and $16,147 as of March 31, 2015 and December 31, 2014, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan.  For the three months ended March 31, 2015, and 2014, the Company recorded $139 and $144, respectively, of unrealized gains on investments held in the rabbi trust.

4. Shareholders’ Equity

The Company has announced authorizations by its Board of Directors of repurchases of shares of common stock, which in the aggregate authorized expenditures of up to $900,000. Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions.

During the three months ended March 31, 2015, the Company repurchased 34 shares of common stock under authorized programs, for a total cost of $23,249. The cumulative shares repurchased under authorized programs as of March 31, 2015 are 4,247 for a total cost of $721,335. As of March 31, 2015, $178,963 was available to repurchase shares under the current repurchase authorizations. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

5. Stock-based Compensation

During the three months ended March 31, 2015, the Company granted stock only stock appreciation rights (“SOSARs”) on 322 shares of its common stock to eligible employees. The weighted average grant date fair value of the SOSARs was $158.19 per share with a weighted average exercise price of $667.93 per share based on the closing price of common stock on the date of grant. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the three months ended March 31, 2015, 119 SOSARs were exercised, and 9 SOSARs were forfeited.

During the three months ended March 31, 2015, the Company awarded performance shares that were subject to service, performance, and market vesting conditions. The quantity of shares that will ultimately vest is determined based on Chipotle’s relative performance versus a restaurant industry peer group, in average revenue growth, net income growth, and total shareholder return, with each performance measure to be weighted equally. Performance will be calculated over a three year period beginning January 1, 2015 through December 31, 2017. If minimum targets are not met, then no shares will vest.

Total stock-based compensation expense was $16,561 ($10,213 net of tax) for the three months ended March 31, 2015, and was $27,657 ($17,012 net of tax) for the three months ended March 31, 2014. A portion of stock-based compensation totaling $425 for the three months ended March 31, 2015, and $298 for the three months ended March 31, 2014, respectively, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

6. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to SOSARs and non-vested stock awards (collectively “stock awards”).  For the three months ended March 31, 2015 and 2014, 131 and 326 stock awards, respectively, were excluded from the calculation of diluted EPS because they were anti-dilutive. In addition, 304 and 394 stock awards for the three months ended March 31, 2015 and 2014, respectively, were excluded from the calculation of diluted EPS because they were subject to performance conditions.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended March 31
	2015	2014
Net income	$122,641	$83,069
Shares:
Weighted average number of common shares outstanding	31,036	31,061
Dilutive stock awards	556	425
Diluted weighted average number of common shares outstanding	31,592	31,486
Basic earnings per share	$3.95	$2.67
Diluted earnings per share	$3.88	$2.64

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of our number and type of new restaurant openings, comparable restaurant sales increases, food cost trends, and labor, marketing, other operating,  and general and administrative expenses, as well as discussion of possible stock repurchases and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1.A of this report.

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

2015 Highlights

Restaurant Development. As of March 31, 2015, we had 1,831 restaurants in operation, including 1,800 Chipotle restaurants throughout the United States, with an additional nine in Canada, six in England, three in France, and one in Germany. Our restaurants also included ten ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, and two Pizzeria Locale restaurants, a fast-casual pizza concept in which we are an investor through a consolidated entity. New restaurants have contributed substantially to our revenue growth and we opened 49 restaurants during the three months ended March 31, 2015. We expect to open between 190 and 205 new restaurants for the full year 2015, including a small number of international, ShopHouse and Pizzeria Locale restaurants.

Sales Growth. Average restaurant sales were $2.516 million as of March 31, 2015. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increased 10.4% for the first three months of 2015.  Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation.  Comparable restaurant sales increases in the first three months of 2015 were driven primarily by an increase in average check, including a 6.1% impact from the nationwide menu price increase taken during the second quarter of 2014, and to a lesser extent from increases in customer visits. We believe that weather, combined with the pork supply shortage discussed in the section below, resulted in a reduction of comparable restaurant sales increases of approximately 1-2% during the first quarter of 2015. We expect our 2015 full year comparable restaurant sales increases to be in the low to mid-single digits, including a continued negative impact in the range of  up to 2% until we have enough pork to supply all of our restaurants.

Catering service is available in Chipotle restaurants throughout the U.S, except New York City. Catering represented slightly more than 1% of company sales in the first three months of 2015.

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

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. In January 2015, through an ongoing audit of our suppliers, we identified a pork supplier that was not meeting our standards related to the size and condition of the housing offered to some of the pigs, so we suspended our purchases from this supplier. Without this supply, we cannot get enough pork that meets our standards for all of our restaurants and we will not be able to serve carnitas in many of our U.S. restaurants (with more than one-third of our restaurants not serving carnitas) until we can find additional sources meeting our standards to make up the shortfall. Some of our restaurants may also periodically serve conventionally raised beef or chicken in the future due to supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so customers can avoid those meats if they choose to do so.

Our food costs decreased as a percentage of revenue for the first three months of 2015 as compared to 2014 due to the impact of the menu price increase implemented in the second quarter of 2014, as well as relief in dairy prices, partially offset by higher beef and tortilla costs. We expect food costs as a percentage of revenue for the full year 2015 will increase slightly.

Stock-Based Compensation Expense.   For the full year 2015, we expect non-cash stock-based compensation expense will be approximately $80 million, a decrease of $18 million from 2014.  We restructured our executive officer equity compensation program, contributing to an expected decrease of $33 million.  We expect this benefit will be partially offset by an increase of $15 million for increased grants to staff and restaurant employees and a higher estimated grant date fair value.  The majority of the stock-based compensation expense is recognized in general and administrative expense with a smaller portion impacting labor costs.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors, we purchased stock with an aggregate total repurchase price of $23.2 million during the first three months of 2015. As of March 31, 2015, $179.0 million was available to be repurchased under the current repurchase authorizations announced on April 17, 2014 and February 3, 2015. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	For the three months ended March 31
	2015	2014
Beginning of period	1,783	1,595
Openings	49	44
Relocations	(1)	(2)
Total restaurants at end of period	1,831	1,637

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended March 31%
	2015	2014	increase
	(dollars in millions)
Revenue	$1,089.0	$904.2	20.4%
Average restaurant sales	$2.516	$2.226	13.0%
Comparable restaurant sales increases	10.4%	13.4%
Number of restaurants as of the end of the period	1,831	1,637	11.9%
Number of restaurants opened in the period, net of relocations	48	42

The significant factors contributing to our increase in revenue were new restaurant openings and comparable restaurant sales increases. For the three months ended March 31, 2015, revenue from restaurants not yet in the comparable restaurant base contributed $93.9 million of the increase in sales, of which $11.8 million was attributable to restaurants opened in 2015. Comparable restaurant sales increases contributed $90.9 million of the increase in revenue for the first quarter of 2015. Comparable restaurant sales increases were driven primarily by an increase in average check, including the impact of the menu price increase implemented in the second quarter of 2014, and to a lesser extent an increase in customer visits.

Food, Beverage and Packaging Costs

	For the three months ended March 31%
	2015	2014	increase
	(dollars in millions)
Food, beverage and packaging	$369.0	$311.8	18.4%
As a percentage of revenue	33.9%	34.5%

Food, beverage and packaging costs decreased as a percentage of revenue for the three months ended March 31, 2015 as a result of the impact of the menu price increase implemented in the second quarter of 2014, as well as relief in dairy prices, offset by increased beef and tortilla costs. We expect food costs as a percentage of revenue for the full year 2015 will increase slightly compared to the first quarter of 2015.

Labor Costs

	For the three months ended March 31%
	2015	2014	increase
	(dollars in millions)
Labor costs	$244.2	$208.2	17.3%
As a percentage of revenue	22.4%	23.0%

Labor costs as a percentage of revenue decreased in the three months ended March 31, 2015 primarily due to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by wage inflation and increased number of managers and crew in each of our restaurants.

Occupancy Costs

	For the three months ended March 31%
	2015	2014	increase

	(dollars in millions)
Occupancy costs	$63.2	$54.8	15.2%
As a percentage of revenue	5.8%	6.1%

Occupancy costs as a percentage of revenue decreased in the three months ended March 31, 2015 primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	For the three months ended March 31%
	2015	2014	increase
	(dollars in millions)
Other operating costs	$113.5	$95.1	19.3%
As a percentage of revenue	10.4%	10.5%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue decreased for the three months ended March 31, 2015 due primarily to lower marketing spend as a percentage of revenue. While marketing costs fluctuate significantly each quarter during the year, for the full year 2015, we expect other operating costs as a percentage of revenue to increase compared to the first quarter of 2015.

General and Administrative Expenses

	For the three months ended March 31%
	2015	2014	decrease
	(dollars in millions)
General and administrative expense	$63.1	$66.9	(5.8%)
As a percentage of revenue	5.8%	7.4%

The decrease in general and administrative expenses in dollar terms in the three months ended March 31, 2015 primarily resulted from decreased non-cash stock-based compensation expense due to a change in the structure of our executive compensation, partially offset by increased wages and benefits as we grew. We expect general and administrative expenses in dollar terms for the full year 2015 to remain generally consistent with $273.9 million recognized in the full year 2014, due primarily to decreased non-cash stock-based compensation expense and costs associated with our biennial All Managers’ Conference held in the 2014 comparable period, offset by higher expenses as we grow.

Depreciation and Amortization

	For the three months ended March 31%
	2015	2014	increase
	(dollars in millions)
Depreciation and amortization	$30.6	$25.8	19.0%
As a percentage of revenue	2.8%	2.8%

The increase in depreciation and amortization in dollar terms was primarily due to restaurants opened in 2015 and 2014. Depreciation and amortization remained consistent as a percent of revenue.

Loss on Disposal of Assets

	For the three months ended March 31%
	2015	2014	increase
	(dollars in millions)
Loss on disposal of assets	$4.2	$1.6	169.4%
As a percentage of revenue	0.4%	0.2%

The increase in loss on disposal of assets in dollar terms was primarily due to a write-off of $2.8 million that was recognized during the first quarter, related to an internally developed software program that we chose not to implement.

Provision for Income Taxes

	For the three months ended March 31%
	2015	2014	increase
	(dollars in millions)
Provision for income taxes	$76.4	$53.3	43.4%
Effective tax rate	38.4%	39.1%

For the full year 2015, we estimate our effective tax rate will be 38.7% compared to 37.6% in 2014. The 2014 rate benefitted 1.0% from federal and state credits that we recognized from filing 2013 tax returns and also from certain federal tax credits that have not been renewed for 2015. The increase in the estimated rate is partially offset by a decrease in the estimated state tax rate for 2015.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales are lower, and our net income is generally lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as fluctuations in food or packaging costs or the timing of menu price increases. The number of trading days can also affect our quarterly results. Overall, on an annual basis, changes in trading days do not have a significant impact on our results.

Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense, the number of new restaurants opened in a quarter, timing of marketing and promotional spend and planned events, such as our biennial All Managers’ Conference. New restaurants typically have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $890.5 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions (including up to $179.0 million in repurchases under programs authorized as of March 31, 2015), to maintain our existing restaurants, and for general corporate purposes. We also have a long term investments balance of $531.1 million, which consists of U.S. treasury notes and certificate of deposit products with maturities up to approximately 2 years. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of March 31, 2015 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2014.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2015, we had $1.0 billion in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $380.1million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.45%.

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

ITEM  4.CONTROLS AND PROCEDURES

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During the quarter ended March 31, 2015, we implemented a new human resource information and payroll management system. We will continue to integrate the software with our processes, systems, and controls in future periods. There were no other changes during the three months ended March 31, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 7 “Commitments and Contingencies” in our notes to condensed consolidated financial statements included in Item 1. “Financial Statements and Supplementary Data.”

ITEM  1A.RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended
December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2015.

		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January		6,019	$703.30	6,019	$97,977,234
	Purchased 1/1 through 1/31
February		10,959	$672.95	10,959	$190,602,396 (2)
	Purchased 2/1 through 2/28
March		17,450	$667.02	17,450	$178,962,840 (2)
	Purchased 3/1 through 3/31
Total		34,428	$675.25	34,428	$178,962,840 (2)

(1)

Shares were repurchased pursuant to a repurchase program announced on April 17, 2014. Repurchases under the program are limited to $100 million in total repurchase price, and there is no expiration date. Authorization of the ongoing repurchase program may be modified, suspended, or discontinued at any time.

(2)	This column includes $100 million in authorized repurchases announced on February 03, 2015.

ITEM  3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM  6.EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: April 21, 2015

Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.**
3.3	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.***
4.1	Form of Stock Certificate for Common Stock.*
10.1	Board Pay Policies
10.2	Form of 2015 Performance Share Agreement
31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2015 (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015; and (iv) Notes to the Condensed Consolidated Financial Statements.

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