Form 10-Q
period 2015-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2015-07-22
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 17, 2015 there were 31,141,775 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM  1.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$587,685	$419,465
Accounts receivable, net of allowance for doubtful accounts of $1,172 and $1,199 as of June 30, 2015 and December 31, 2014, respectively	25,711	34,839
Inventory	16,529	15,332
Current deferred tax asset	20,224	18,968
Prepaid expenses and other current assets	39,686	34,795
Income tax receivable	7,851	16,488
Investments	291,545	338,592
Total current assets	989,231	878,479
Leasehold improvements, property and equipment, net	1,147,059	1,106,984
Long term investments	600,767	496,106
Other assets	47,228	42,777
Goodwill	21,939	21,939
Total assets	$2,806,224	$2,546,285
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$81,453	$69,613
Accrued payroll and benefits	93,396	73,894
Accrued liabilities	86,167	102,203
Total current liabilities	261,016	245,710
Deferred rent	232,690	219,414
Deferred income tax liability	28,761	40,529
Other liabilities	32,047	28,263
Total liabilities	554,514	533,916
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,704 and 35,394 shares issued as of June 30, 2015 and December 31, 2014, respectively	357	354
Additional paid-in capital	1,134,728	1,038,932
Treasury stock, at cost, 4,550 and 4,367 common shares at June 30, 2015 and December 31, 2014, respectively	(865,081)	(748,759)
Accumulated other comprehensive income (loss)	(3,410)	(429)
Retained earnings	1,985,116	1,722,271
Total shareholders' equity	2,251,710	2,012,369
Total liabilities and shareholders' equity	$2,806,224	$2,546,285

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$1,197,783	$1,050,073	$2,286,826	$1,954,236
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	396,693	363,148	765,719	674,940
Labor	270,914	228,529	515,065	436,737
Occupancy	64,693	56,254	127,878	111,100
Other operating costs	130,359	115,418	243,900	210,555
General and administrative expenses	70,212	74,879	133,273	141,796
Depreciation and amortization	32,440	27,009	63,083	52,763
Pre-opening costs	3,668	3,392	7,103	7,692
Loss on disposal of assets	1,388	1,602	5,588	3,161
Total operating expenses	970,367	870,231	1,861,609	1,638,744
Income from operations	227,416	179,842	425,217	315,492
Interest and other income (expense), net	1,742	1,144	2,965	1,833
Income before income taxes	229,158	180,986	428,182	317,325
Provision for income taxes	(88,954)	(70,716)	(165,337)	(123,986)
Net income	$140,204	$110,270	$262,845	$193,339
Earnings per share:
Basic	$4.51	$3.55	$8.47	$6.23
Diluted	$4.45	$3.50	$8.34	$6.14
Weighted average common shares outstanding:
Basic	31,120	31,049	31,044	31,055
Diluted	31,526	31,474	31,525	31,480
Comprehensive income	$141,935	$110,139	$259,864	$193,687

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
Operating activities
Net income	$262,845	$193,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,083	52,763
Deferred income tax (benefit) provision	(13,032)	(6,124)
Loss on disposal of assets	5,588	3,161
Bad debt allowance	(27)	(18)
Stock-based compensation expense	38,729	61,401
Excess tax benefit on stock-based compensation	(58,058)	(9,516)
Other	229	3
Changes in operating assets and liabilities:
Accounts receivable	9,093	3,754
Inventory	(1,205)	(2,476)
Prepaid expenses and other current assets	(4,915)	(2,744)
Other assets	(4,483)	(3,574)
Accounts payable	14,111	17,696
Accrued liabilities	5,083	15,781
Income tax payable/receivable	66,694	21,041
Deferred rent	13,512	12,584
Other long-term liabilities	3,883	3,360
Net cash provided by operating activities	401,130	360,431
Investing activities
Purchases of leasehold improvements, property and equipment	(114,395)	(102,840)
Purchases of investments	(273,907)	(191,281)
Maturities of investments	216,000	121,250
Net cash used in investing activities	(172,302)	(172,871)
Financing activities
Acquisition of treasury stock	(116,322)	(50,292)
Excess tax benefit on stock-based compensation	58,058	9,516
Stock plan transactions and other financing activities	(175)	(55)
Net cash used in financing activities	(58,439)	(40,831)
Effect of exchange rate changes on cash and cash equivalents	(2,169)	118
Net change in cash and cash equivalents	168,220	146,847
Cash and cash equivalents at beginning of year	419,465	323,203
Cash and cash equivalents at end of period	$587,685	$470,050
Supplemental disclosures of cash flow information
Increase (decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$(3,879)	$917

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

 (dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (collectively the “Company”), develops and operates fast-casual, fresh Mexican food restaurants. As of June 30, 2015, the Company operated 1,847 Chipotle restaurants throughout the United States. The Company also had nine Chipotle restaurants in Canada, six in England, three in France, and one in Germany. Further, the Company operated 10 ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, as well as is an investor in a consolidated entity that owned and operated two Pizzeria Locale restaurants, a fast-casual pizza concept.  The Company operated eight regions during the second quarter 2015 and has aggregated its operations to one reportable segment.

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

2. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The pronouncement was issued to clarify the principles for recognizing revenue. The pronouncement was deferred and is effective for reporting periods beginning after December 15, 2017. The expected adoption method of ASU 2014-09 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $18,624 and $16,147 as of June 30, 2015 and December 31, 2014, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan.  For the three and six months ended June 30, 2015, the Company recorded $116 and $256, respectively, of unrealized gains on investments held in the rabbi trust. For the three and six months ended June 30, 2014, the company recorded $292 and $436, respectively, of unrealized gains on investments held in the rabbi trust.

4. Shareholders’ Equity

As of June 30, 2015, the Company had announced authorizations by its Board of Directors of repurchases of shares of common stock, which in the aggregate authorized expenditures of up to $900,000.  On July 21, 2015, the company announced that its Board of Directors authorized the expenditure of up to an additional $100,000 to repurchase shares of common stock. Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions.

During the six months ended June 30, 2015, the Company repurchased 184 shares of common stock under authorized programs, for a total cost of $116,310. The cumulative shares repurchased under authorized programs as of June 30, 2015 were 4,397 for a total cost of $814,396. As of June 30, 2015, $85,906 was available to repurchase shares under the current repurchase authorizations. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

5. Stock-based Compensation

During the six months ended June 30, 2015, the Company granted stock only stock appreciation rights (“SOSARs”) on 367 shares of its common stock to eligible employees. The weighted average grant date fair value of the SOSARs was $156.96 per share with a weighted average exercise price of $662.24 per share based on the closing price of common stock on the date of grant. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the six months ended June 30, 2015, 547 SOSARs were exercised, and 25 SOSARs were forfeited.

During the first quarter of 2015, the Company awarded performance shares that were subject to service, performance, and market vesting conditions. The quantity of shares that will ultimately vest is determined based on Chipotle’s relative performance versus a restaurant industry peer group, in average revenue growth, net income growth, and total shareholder return, with each performance measure to be weighted equally. Performance will be calculated over a three year period beginning January 1, 2015 through December 31, 2017. If minimum targets are not met, then no shares will vest.

Total stock-based compensation expense was $21,333 and $37,894 ($13,154 and $23,365 net of tax) for the three and six months ended June 30, 2015, respectively, and was $34,340 and $61,997 ($21,147 and $38,178 net of tax) for the three and six months ended June 30, 2014. A portion of stock-based compensation totaling $409 and $835 for the three and six months ended June 30, 2015, and $298 and $596 for the three and six months ended June 30, 2014, respectively, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

6. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to SOSARs and non-vested stock awards (collectively “stock awards”). However, stock awards are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions. Stock awards that were excluded from the calculation of diluted EPS because they were antidilutive totaled 350 and 241 awards for the three and six months ended June 30, 2015, respectively, compared to 536 and 431 awards for the three and six months ended June 30, 2014, respectively. Stock awards excluded from the calculation because they were subject to performance conditions totaled 326 and 315 awards for the three and six months ended June 30, 2015, respectively, compared to 382 and 388 awards for the three and six months ended June 30, 2014, respectively.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$140,204	$110,270	$262,845	$193,339
Shares:
Weighted average number of common shares outstanding	31,120	31,049	31,044	31,055
Dilutive stock awards	406	425	481	425
Diluted weighted average number of common shares outstanding	31,526	31,474	31,525	31,480
Basic earnings per share	$4.51	$3.55	$8.47	$6.23
Diluted earnings per share	$4.45	$3.50	$8.34	$6.14

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of our number and type of new restaurant openings, comparable restaurant sales trends and factors we expect to influence future sales trends, changes in food costs, labor costs, other operating costs, and general and administrative expenses, as well as discussion of possible stock repurchases and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1.A of this report.

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

2015 Highlights

Restaurant Development. As of June 30, 2015, we had 1,878 restaurants in operation, including 1,847 Chipotle restaurants throughout the United States, with an additional nine in Canada, six in England, three in France, and one in Germany. Our restaurants also included 10 ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, and two Pizzeria Locale restaurants, a fast-casual pizza concept in which we are an investor through a consolidated entity. New restaurants have contributed substantially to our revenue growth and we opened 97 restaurants during the six months ended June 30, 2015. We expect new restaurant openings at or above the high end of the previously announced range of 190 to 205 for the full year 2015, including a small number of international, ShopHouse and Pizzeria Locale restaurants.

Sales Growth. Average restaurant sales were $2.530 million as of June 30, 2015. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. Our comparable restaurant sales increased 7.1% for the first six months of 2015, and 4.3% for the second quarter of 2015. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation.  Comparable restaurant sales increases in the first six months of 2015 were driven primarily by an increase in average check, including a 5.1% impact from the nationwide menu price increase taken during the second quarter of 2014. We believe that the pork supply shortage discussed in the section below resulted in a reduction of comparable restaurant sales increases of approximately 2% during the second quarter of 2015. We expect our 2015 full year comparable restaurant sales increases to be in the low to mid-single digits, including the impact of price increases implemented in specific markets during the second half of 2015, as well as a continued negative impact in the range of 1% to 2% until we have enough pork to supply all of our restaurants.

Catering service is available in Chipotle restaurants throughout the U.S, except New York City. Catering represented 1.5% of company sales in the first half of 2015.

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

Further, we announced during the second quarter that we have achieved our goal of eliminating genetically modified organisms, or GMOs, from the ingredients in our food (not including beverages) in U.S. Chipotle restaurants, as well as ShopHouse Southeast Asian Kitchen. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet containing GMOs. We will continue to search for quality ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. In January 2015, through an ongoing audit of our suppliers, we identified a pork supplier that was not meeting our standards related to the size and condition of the housing offered to some of the pigs, so we suspended our purchases from this supplier. Without this supply, we have not been able to get enough pork that meets our standards for all of our restaurants, and were not able to serve carnitas in many of our U.S. restaurants during the first half of the year. During the third quarter, we began introducing carnitas from a new pork supplier in the United Kingdom in a handful of restaurants, and we expect that this new pork supply will allow us to serve carnitas in all of our restaurants by the end of 2015.  Additionally, some of our restaurants may periodically serve conventionally raised beef or chicken in the future due to supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat or meat that does not meet every aspect of our standards, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so customers can avoid those meats if they choose to do so.

Stock-Based Compensation Expense.   For the full year 2015, we expect non-cash stock-based compensation expense to be approximately $78 million, a decrease of $20 million from 2014.  We restructured our executive officer equity compensation program, contributing to an expected decrease of $33 million compared to the full year 2014.  We expect this benefit to be partially offset by an increase of $13 million for increased grants to staff and restaurant employees and a higher grant date fair value.  The majority of the stock-based compensation expense is recognized in general and administrative expense with a smaller portion impacting labor costs.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors, we purchased stock with an aggregate total repurchase price of $116.3 million during the first six months of 2015. As of June 30, 2015, $85.9 million was available to be repurchased under the repurchase authorization announced on February 3, 2015. On July 21, 2015 we announced that our Board of Directors authorized the expenditure of up to an additional $100 million to repurchase shares of our common stock. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Beginning of period	1,831	1,637	1,783	1,595
Openings	48	45	97	89
Relocations	(1)	(1)	(2)	(3)
Total restaurants at end of period	1,878	1,681	1,878	1,681

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended June 30,		%	For the six months ended June 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Revenue	$1,197.8	$1,050.1	14.1%	$2,286.8	$1,954.2	17.0%
Average restaurant sales	$2.530	$2.307	9.7%	$2.530	$2.307	9.7%
Comparable restaurant sales increases	4.3%	17.3%		7.1%	15.5%
Number of restaurants as of the end of the period	1,878	1,681	11.7%	1,878	1,681	11.7%
Number of restaurants opened in the period, net of relocations	47	44		95	86

The significant factors contributing to our increase in revenue were new restaurant openings and comparable restaurant sales increases. For the three and six months ended June 30, 2015, revenue from restaurants not yet in the comparable restaurant base contributed $104.9 million and $198.8 million of the increase in revenue, respectively, of which $36.8 million and $48.6 million were attributable to restaurants opened in 2015.  Comparable restaurant sales increases contributed $42.8 million of the increase in revenue for the second quarter of 2015, and $133.7 million of the increase in revenue for the first half of 2015. Comparable restaurant sales increases were driven primarily by an increase in average check, including the impact of the menu price increase implemented in the second quarter of 2014.

Food, Beverage and Packaging Costs

	For the three months ended June 30,		%	For the six months ended June 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$396.7	$363.1	9.2%	$765.7	$674.9	13.4%
As a percentage of revenue	33.1%	34.6%		33.5%	34.5%

Food, beverage and packaging costs decreased as a percentage of revenue for the three and six months ended June 30, 2015 as a result of the impact of the menu price increase implemented in the second quarter of 2014, as well as relief in dairy and avocado prices, partially offset by increased beef and packaging costs. We expect that food costs as a percentage of revenue for the full year 2015 will remain consistent with the first half of 2015.

Labor Costs

	For the three months ended June 30,		%	For the six months ended June 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Labor costs	$270.9	$228.5	18.5%	$515.1	$436.7	17.9%
As a percentage of revenue	22.6%	21.8%		22.5%	22.3%

Labor costs as a percentage of revenue increased in the three and six months ended June 30, 2015 primarily due to an increased number of crew and managers in each of our restaurants due to scheduling inefficiencies, as well as wage inflation, partially offset by the benefit of higher average restaurant sales, including the impact of menu price increases. For the second half of 2015, we expect labor costs to benefit from the resolution of the scheduling inefficiencies we experienced in the second quarter as a result of reporting challenges from a system change. That benefit will be offset by seasonally higher labor costs during the second half of the year, as well as additional labor costs from wage inflation and the expansion of certain employee benefit programs. As a result, for the full year 2015, we expect labor costs as a percent of revenue to be comparable to the six months ended June 30, 2015.

Occupancy Costs

	For the three months ended June 30,		%	For the six months ended June 30,		%
	2015	2014	increase	2015	2014	increase

	(dollars in millions)			(dollars in millions)
Occupancy costs	$64.7	$56.3	15.0%	$127.9	$111.1	15.1%
As a percentage of revenue	5.4%	5.4%		5.6%	5.7%

Occupancy costs as a percentage of revenue remained relatively consistent for the three and six months ended June 30, 2015. The benefit of higher average restaurant sales was offset by increased occupancy costs during the first half of 2015.

Other Operating Costs

	For the three months ended June 30,		%	For the six months ended June 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Other operating costs	$130.4	$115.4	12.9%	$243.9	$210.6	15.8%
As a percentage of revenue	10.9%	11.0%		10.7%	10.8%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue decreased for the three and six months ended June 30, 2015 due primarily to lower marketing and promotional spend. While marketing costs fluctuate significantly each quarter during the year, for the full year 2015, we expect other operating costs as a percentage of revenue to increase modestly compared to the first half of 2015.

General and Administrative Expenses

	For the three months ended June 30,		%	For the six months ended June 30,		%
	2015	2014	decrease	2015	2014	decrease
	(dollars in millions)			(dollars in millions)
General and administrative expense	$70.2	$74.9	(6.2%)	$133.3	$141.8	(6.0%)
As a percentage of revenue	5.9%	7.1%		5.8%	7.3%

The decrease in general and administrative expenses in dollar terms in the three and six months ended June 30, 2015 primarily resulted from decreased non-cash stock-based compensation and bonus expense, partially offset by increased wages as we grew, and the employer portion of taxes paid in connection with employee stock award exercises and vesting. Stock-based compensation expense decreased due to a change in the structure of our executive compensation. We expect general and administrative expenses in dollar terms for the full year 2015 to remain generally consistent with the $273.9 million recognized in the full year 2014, due primarily to decreased non-cash stock-based compensation expense and costs associated with our biennial All Managers’ Conference held in the 2014 comparable period, offset by higher expenses as we grow.

Depreciation and Amortization

	For the three months ended June 30,		%	For the six months ended June 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$32.4	$27.0	20.1%	$63.1	$52.8	19.6%
As a percentage of revenue	2.7%	2.6%		2.8%	2.7%

The increase in depreciation and amortization in dollar terms was primarily due to restaurants opened in 2015 and 2014. Depreciation and amortization increased as a percentage of revenue due to restaurants opened at a higher average investment cost in 2015 compared to 2014.

Loss on Disposal of Assets

	For the three months ended June 30,		%	For the six months ended June 30,		%
	2015	2014	decrease	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Loss on disposal of assets	$1.4	$1.6	(13.4%)	$5.6	$3.2	76.8%
As a percentage of revenue	0.1%	0.2%		0.2%	0.2%

Loss on disposal of assets remained relatively consistent for the three months ended June 30, 2015. The increase in dollar terms for the six months ended June 30, 2015 was primarily due to a write-off of $2.8 million during the first quarter, for an internally developed software program that we chose not to implement.

Provision for Income Taxes

	For the three months ended June 30,		%	For the six months ended June 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$89.0	$70.7	25.8%	$165.3	$124.0	33.4%
Effective tax rate	38.8%	39.1%		38.6%	39.1%

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

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales are lower, and our net income is generally lower in the first and fourth quarters due—in part—to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as fluctuations in food or packaging costs or the timing of menu price increases. The number of trading days can also affect our quarterly results. Overall, on an annual basis, changes in trading days do not have a significant impact on our results. Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense, the number of new restaurants opened in a quarter, timing of marketing and promotional spend, and planned events—such as our biennial All Managers’ Conference. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $879.2 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions (including up to $85.9 million in repurchases under programs announced as of June 30, 2015 and an additional $100 million program announced on July 21, 2015), to maintain our existing restaurants, and for general corporate purposes. We also have a long term investments balance of $600.8 million, which consists of U.S. treasury notes and certificate of deposit products with maturities up to approximately 2 years. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of June 30, 2015 we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2015, we had about $1.0 billion in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $421.5 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.48%.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During the quarter ended March 31, 2015, we implemented a new human resource information and payroll management system. We continued to integrate the software with our processes, systems, and controls in the quarter ended June 30, 2015, and these activities will continue in future periods. There were no other changes during the three months ended June 30, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2015.

		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April		23,376	$650.51	23,376	$163,756,629
	Purchased 4/1 through 4/30
May		57,753	$630.37	57,753	$127,350,624
	Purchased 5/1 through 5/31
June		68,000	$609.48	68,000	$85,906,255
	Purchased 6/1 through 6/30
Total		149,129	$624.00	149,129	$85,906,255

(1)

Shares were repurchased pursuant to repurchase programs announced on April 17, 2014 and February 3, 2015. Repurchases under each program are limited to $100 million in total repurchase price, and there is no expiration date.

(2)

This column includes $100 million in authorized repurchases announced on April 17, 2014 and February 3, 2015, but does not include an additional $100 million in authorized repurchases announced on July 21, 2015. These repurchase programs have no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

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

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: July 21, 2015

Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.**
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. (implementing simple majority voting)***
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. (removing plurality voting standard)***
3.5	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.****
4.1	Form of Stock Certificate for Common Stock*
10.1	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan***
31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2015 (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015; and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q filed on July 19, 2013 (File No. 001-32731).
***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on May 15, 2015 (File No. 15871124).
****	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on January 5, 2009 (File No. 001-32731).