Form 10-Q
period 2015-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2015-10-21
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 16, 2015 there were 31,187,503 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM  1.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$604,162	$419,465
Accounts receivable, net of allowance for doubtful accounts of $1,172 and $1,199 as of September 30, 2015 and December 31, 2014, respectively	24,157	34,839
Inventory	17,524	15,332
Current deferred tax asset	20,563	18,968
Prepaid expenses and other current assets	37,760	34,795
Income tax receivable	13,486	16,488
Investments	355,581	338,592
Total current assets	1,073,233	878,479
Leasehold improvements, property and equipment, net	1,180,957	1,106,984
Long term investments	625,098	496,106
Other assets	46,695	42,777
Goodwill	21,939	21,939
Total assets	$2,947,922	$2,546,285
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$77,250	$69,613
Accrued payroll and benefits	80,334	73,894
Accrued liabilities	86,660	102,203
Total current liabilities	244,244	245,710
Deferred rent	240,669	219,414
Deferred income tax liability	29,602	40,529
Other liabilities	31,919	28,263
Total liabilities	546,434	533,916
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,789 and 35,394 shares issued as of September 30, 2015 and December 31, 2014, respectively	358	354
Additional paid-in capital	1,172,140	1,038,932
Treasury stock, at cost, 4,596 and 4,367 common shares at September 30, 2015 and December 31, 2014, respectively	(895,881)	(748,759)
Accumulated other comprehensive income (loss)	(5,128)	(429)
Retained earnings	2,129,999	1,722,271
Total shareholders' equity	2,401,488	2,012,369
Total liabilities and shareholders' equity	$2,947,922	$2,546,285

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$1,216,890	$1,084,222	$3,503,716	$3,038,458
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	401,051	372,063	1,166,770	1,047,003
Labor	270,076	230,360	785,141	667,097
Occupancy	66,391	58,838	194,269	169,938
Other operating costs	134,879	110,957	378,779	321,512
General and administrative expenses	70,066	71,172	203,339	212,968
Depreciation and amortization	33,145	27,961	96,228	80,724
Pre-opening costs	4,367	3,829	11,470	11,521
Loss on disposal of assets	2,156	1,606	7,744	4,767
Total operating expenses	982,131	876,786	2,843,740	2,515,530
Income from operations	234,759	207,436	659,976	522,928
Interest and other income (expense), net	1,518	785	4,483	2,618
Income before income taxes	236,277	208,221	664,459	525,546
Provision for income taxes	(91,394)	(77,420)	(256,731)	(201,406)
Net income	$144,883	$130,801	$407,728	$324,140
Earnings per share:
Basic	$4.65	$4.22	$13.10	$10.44
Diluted	$4.59	$4.15	$12.92	$10.29
Weighted average common shares outstanding:
Basic	31,187	31,020	31,115	31,043
Diluted	31,548	31,547	31,556	31,502
Comprehensive income	$143,165	$129,412	$403,029	$323,099

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2015	2014
Operating activities
Net income	$407,728	$324,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,228	80,724
Deferred income tax (benefit) provision	(12,542)	(19,045)
Loss on disposal of assets	7,744	4,767
Bad debt allowance	(27)	(10)
Stock-based compensation expense	59,725	82,156
Excess tax benefit on stock-based compensation	(74,861)	(12,971)
Other	273	9
Changes in operating assets and liabilities:
Accounts receivable	10,637	5,250
Inventory	(2,212)	(2,851)
Prepaid expenses and other current assets	(3,028)	547
Other assets	(3,967)	(3,723)
Accounts payable	7,101	14,706
Accrued liabilities	(7,434)	11,462
Income tax payable/receivable	77,858	41,274
Deferred rent	21,532	19,380
Other long-term liabilities	3,808	3,941
Net cash provided by operating activities	588,563	549,756
Investing activities
Purchases of leasehold improvements, property and equipment	(181,840)	(160,400)
Purchases of investments	(433,829)	(390,632)
Maturities of investments	287,450	171,250
Net cash used in investing activities	(328,219)	(379,782)
Financing activities
Acquisition of treasury stock	(147,122)	(63,405)
Excess tax benefit on stock-based compensation	74,862	12,971
Stock plan transactions and other financing activities	(225)	(69)
Net cash used in financing activities	(72,485)	(50,503)
Effect of exchange rate changes on cash and cash equivalents	(3,162)	(56)
Net change in cash and cash equivalents	184,697	119,415
Cash and cash equivalents at beginning of period	419,465	323,203
Cash and cash equivalents at end of period	$604,162	$442,618
Supplemental disclosures of cash flow information
Increase (decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$(1,032)	$13,804

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

 (dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (collectively the “Company”), develops and operates fast-casual, fresh Mexican food restaurants (“Chipotle restaurants”). As of September 30, 2015, the Company operated 1,895 Chipotle restaurants throughout the United States. The Company also had 11 Chipotle restaurants in Canada, seven in England, three in France, and one in Germany. Further, the Company operated 11 ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, as well as is an investor in a consolidated entity that owned and operated three Pizzeria Locale restaurants, a fast-casual pizza concept.  The Company transitioned the management of its operations from eight to nine regions during the third quarter 2015 and has aggregated its operations to one reportable segment.

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

2. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The pronouncement was issued to clarify the principles for recognizing revenue. The pronouncement is effective for reporting periods beginning after December 15, 2017. The expected adoption method of ASU 2014-09 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

3. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments, all of which are classified as held-to-maturity, are carried at amortized cost, which approximates fair value. Investments consist primarily of U.S. treasury notes, as well as CDARS, certificates of deposit placed through an account registry service, with maturities up to approximately two years. Fair market value of U.S. treasury notes is measured using level 1 inputs (quoted prices for identical assets in active markets) and fair market value of CDARS is measured based on level 2 inputs (quoted prices for identical assets in markets that are not active).

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $17,671 and $16,147 as of September 30, 2015 and December 31, 2014, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan.  The following table sets forth unrealized gains and losses on investments held in the rabbi trust:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Unrealized gains (losses) on investments held in rabbi trust	$(1,000)	$(360)	$(744)	$76

4. Shareholders’ Equity

During the nine months ended September 30, 2015, the Company repurchased 230 shares of common stock under authorized programs, for a total cost of $147,110. The cumulative shares repurchased under authorized programs as of September 30, 2015 were 4,443 for a total cost of $845,196. As of September 30, 2015, $155,107 was available to repurchase shares under the current repurchase authorizations. Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

5. Stock-based Compensation

During the nine months ended September 30, 2015, the Company granted stock only stock appreciation rights (“SOSARs”) on 367 shares of its common stock to eligible employees. The weighted average grant date fair value of the SOSARs was $156.97 per share with a weighted average exercise price of $662.27 per share based on the closing price of common stock on the date of grant. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the nine months ended September 30, 2015, 713 SOSARs were exercised, and 37 SOSARs were forfeited.

During the first quarter of 2015, the Company awarded performance shares that were subject to service, performance, and market vesting conditions. The quantity of shares that will ultimately vest is determined based on Chipotle’s relative performance versus a restaurant industry peer group in the annual average of: revenue growth, net income growth, and total shareholder return. Each performance measure will be weighted equally, and performance will be calculated over a three year period beginning January 1, 2015 through December 31, 2017. If minimum targets are not met, then no shares will vest.

Total stock-based compensation expense was $20,668 and $58,562 ($12,758 and $36,150 net of tax) for the three and nine months ended September 30, 2015, respectively, and was $21,024 and $83,021 ($12,944 and $51,116 net of tax) for the three and nine months ended September 30, 2014. A portion of stock-based compensation totaling $329 and $1,163 for the three and nine months ended September 30, 2015, and $269 and $865 for the three and nine months ended September 30, 2014, respectively, was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.

6. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to SOSARs and non-vested stock awards (collectively “stock awards”). Stock awards are excluded from the calculation of diluted EPS in the event they are subject to performance conditions or antidilutive. The following stock awards were excluded from the calculation of diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock awards subject to performance conditions	216	382	282	386
Stock awards that were antidilutive	320	32	267	298
Total stock awards excluded from diluted earnings per share	536	414	549	684

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$144,883	$130,801	$407,728	$324,140
Shares:
Weighted average number of common shares outstanding	31,187	31,020	31,115	31,043
Dilutive stock awards	361	527	441	459
Diluted weighted average number of common shares outstanding	31,548	31,547	31,556	31,502
Basic earnings per share	$4.65	$4.22	$13.10	$10.44
Diluted earnings per share	$4.59	$4.15	$12.92	$10.29

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections for 2015 and 2016 of our number and type of new restaurant openings, comparable restaurant sales trends and factors we expect to influence future sales trends, changes in food costs, labor costs, and general and administrative expenses, as well as discussion of possible stock repurchases and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1.A of this report.

Overview

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries, develops and operates fresh Mexican food restaurants serving burritos, tacos, burrito bowls (a burrito without the tortilla) and salads. We began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. We do this by avoiding a typical fast food approach when creating our restaurant experience, looking to fine dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Our approach is also guided by our belief in an idea we call “Food With Integrity.” Our objective is to find the highest quality ingredients we can—ingredients that are grown or raised with respect for the environment, animals and people who grow or raise the food. A similarly focused people culture, with an emphasis on identifying and empowering top performing employees, enables us to develop future leaders from within.

2015 Highlights

Restaurant Development. As of September 30, 2015, we had 1,931 restaurants in operation, including 1,895 Chipotle restaurants throughout the United States, with an additional 11 Chipotle restaurants in Canada, seven in England, three in France, and one in Germany. Our restaurants also included 11 ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, and three Pizzeria Locale restaurants, a fast-casual pizza concept in which we are an investor through a consolidated entity. New restaurants have contributed substantially to our revenue growth and we opened 150 restaurants during the nine months ended September 30, 2015. We expect new restaurant openings in the range of 215 to 225 for the full year 2015, an increase from previous guidance, and between 220 and 235 in 2016.  We expect new restaurant openings in the remainder of 2015 and full year 2016 to include a small number of international, ShopHouse and Pizzeria Locale restaurants.

Sales Growth. Average restaurant sales were $2.532 million as of September 30, 2015. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months. In the first nine months of 2015, our comparable restaurant sales increased 5.5% driven primarily by an increase in average check, including the impact of menu price increases taken nationwide in the second quarter of 2014 and in selected restaurants in the third quarter of 2015, and to a lesser extent from an increase in customer visits. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full month of operation.  We believe that the pork supply shortage discussed in the section below resulted in a reduction of comparable restaurant sales increases of approximately 1% in the first nine months of 2015. For the full year 2015, we expect comparable restaurant sales increases to be in the low to mid-single digits, including the impact of price increases implemented in specific markets during the second half of 2015. We expect our 2016 full year comparable restaurant sales increases to be in the low-single digits.

Catering service is available in Chipotle restaurants throughout the U.S, except New York City. Catering represented 1.4% of company sales for the nine months ended September 30, 2015.

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

Further, we have achieved our goal of eliminating (as further described on our website) genetically modified organisms, or GMOs, from the ingredients in our food (not including beverages) in U.S. Chipotle restaurants, as well as ShopHouse Southeast Asian Kitchen. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet containing GMOs. We will continue to search for quality ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. In January 2015, through an ongoing audit of our suppliers, we identified a pork supplier that was not meeting our standards related to the size and condition of the housing offered to some of the pigs, so we suspended our purchases from this supplier. Without this supply, we have not been able to get enough pork that meets our standards for all of our restaurants, and were not able to serve carnitas in many of our U.S. restaurants during the first nine months of the year. During the third quarter, we began introducing carnitas from a new pork supplier in the United Kingdom, and we expect that this new pork supply will allow us to serve carnitas in all of our restaurants by the end of 2015.  Additionally, some of our restaurants may periodically serve conventionally raised beef or chicken in the future due to supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat or meat that does not meet every aspect of our standards, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so customers can avoid those meats if they choose to do so.

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

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors, we purchased stock with an aggregate total repurchase price of $147.1 million during the first nine months of 2015. As of September 30, 2015, $155.1 million was available to be repurchased under the repurchase authorizations announced on February 3, 2015 and July 21, 2015. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorization of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Beginning of period	1,878	1,681	1,783	1,595
Openings	53	43	150	132
Relocations	-	-	(2)	(3)
Total restaurants at end of period	1,931	1,724	1,931	1,724

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs increase.

Revenue

	For the three months ended September 30,		%	For the nine months ended September 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Revenue	$1,216.9	$1,084.2	12.2%	$3,503.7	$3,038.5	15.3%
Average restaurant sales	$2.532	$2.403	5.4%	$2.532	$2.403	5.4%
Comparable restaurant sales increases	2.6%	19.8%		5.5%	17.0%
Number of restaurants as of the end of the period	1,931	1,724	12.0%	1,931	1,724	12.0%
Number of restaurants opened in the period, net of relocations	53	43		148	129

The significant factors contributing to our increase in revenue were new restaurant openings and comparable restaurant sales increases. For the three and nine months ended September 30, 2015, revenue from restaurants not yet in the comparable restaurant base contributed $106.5 million and $305.3 million of the increase in revenue, respectively, of which $62.8 million and $111.3 million were attributable to restaurants opened in 2015.  Comparable restaurant sales increases contributed $26.0 million of the increase in revenue for the third quarter of 2015, and $159.7 million of the increase in revenue for the nine months ended September 30, 2015. Comparable restaurant sales increases in the three months ended September 30, 2015 were driven primarily by an increase in customer visits and to a lesser extent from a menu price increase in selected restaurants during 2015. For the first nine months of 2015, comparable restaurant sales increases were driven primarily by an increase in average check, including a 2.5% impact of the menu price increases taken during the second quarter of 2014 and third quarter of 2015, and to a lesser extent an increase in customer visits.

Food, Beverage and Packaging Costs

	For the three months ended September 30,		%	For the nine months ended September 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$401.1	$372.1	7.8%	$1,166.8	$1,047.0	11.4%
As a percentage of revenue	33.0%	34.3%		33.3%	34.5%

Food, beverage and packaging costs decreased as a percentage of revenue for the three months ended September 30, 2015 primarily due to relief in avocado and dairy prices and the impact of the menu price increase implemented in the third quarter of 2015, partially offset by increased beef and packaging costs. Food, beverage and packaging costs decreased as a percentage of revenue for the nine months ended September 30, 2015 primarily due to the impact of the menu price increases implemented in the second quarter of 2014 and third quarter of 2015, as well as relief in dairy and avocado prices, partially offset by increased beef and packaging costs. We expect that food costs a percentage of revenue for 2016 will remain consistent or decrease slightly compared with 2015.

Labor Costs

	For the three months ended September 30,		%	For the nine months ended September 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Labor costs	$270.1	$230.4	17.2%	$785.1	$667.1	17.7%
As a percentage of revenue	22.2%	21.2%		22.4%	22.0%

Labor costs as a percentage of revenue increased in the three months ended September 30, 2015 primarily due to wage inflation, partially offset by the benefit of higher average restaurant sales, including the impact of menu price increases. Labor costs as a percentage of revenue increased in the nine months ended September 30, 2015 primarily due to wage inflation and an increased number of crew and managers in each of our restaurants caused by scheduling inefficiencies, partially offset by the benefit of higher average restaurant sales, including the impact of menu price increases.

Occupancy Costs

	For the three months ended September 30,		%	For the nine months ended September 30,		%
	2015	2014	increase	2015	2014	increase

	(dollars in millions)			(dollars in millions)
Occupancy costs	$66.4	$58.8	12.8%	$194.3	$169.9	14.3%
As a percentage of revenue	5.5%	5.4%		5.5%	5.6%

Occupancy costs as a percentage of revenue increased for the three months ended September 30, 2015 primarily due to increased costs for leases entered into during 2015, partially offset by the benefit of higher average restaurant sales. Occupancy costs as a percentage of revenue decreased for the nine months ended September 30, 2015 primarily due to the benefit of higher average restaurant sales.

Other Operating Costs

	For the three months ended September 30,		%	For the nine months ended September 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Other operating costs	$134.9	$111.0	21.6%	$378.8	$321.5	17.8%
As a percentage of revenue	11.1%	10.2%		10.8%	10.6%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue increased for the three months ended September 30, 2015 due primarily to an increase in marketing and promotional spend. Other operating costs as a percentage of revenue increased for the nine months ended September 30, 2015 due primarily to a change in the classification of kitchen gloves out of food, beverage, and packaging costs beginning in 2015.

General and Administrative Expenses

	For the three months ended September 30,		%	For the nine months ended September 30,		%
	2015	2014	decrease	2015	2014	decrease
	(dollars in millions)			(dollars in millions)
General and administrative expense	$70.1	$71.2	(1.6%)	$203.3	$213.0	(4.5%)
As a percentage of revenue	5.8%	6.6%		5.8%	7.0%

The decrease in general and administrative expenses in dollar terms for the three months ended September 30, 2015 primarily resulted from the inclusion in the third quarter of 2014 of expenses related to our biennial All Managers’ Conference, and decreased bonus and non-cash stock-based compensation expense in 2015, partially offset by increased wages as we grow. The decrease in general and administrative expenses in dollar terms for nine months ended September 30, 2015 primarily resulted from decreased non-cash stock-based compensation and bonus expense, partially offset by increased wages, and the employer portion of taxes paid in connection with employee stock award exercises and vesting. Stock-based compensation expense decreased due to a change in the structure of our executive compensation. We expect general and administrative expenses in dollar terms for the full year 2015 to remain generally consistent with the $273.9 million recognized in the full year 2014. We expect general and administrative expenses in dollar terms for the full year 2016 to increase due, in part, to additional compensation expense and costs associated with our biennial All Managers’ Conference scheduled for 2016.

Depreciation and Amortization

	For the three months ended September 30,		%	For the nine months ended September 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$33.1	$28.0	18.5%	$96.2	$80.7	19.2%
As a percentage of revenue	2.7%	2.6%		2.7%	2.7%

The increase in depreciation and amortization in dollar terms was primarily due to restaurants opened in 2015 and 2014. Depreciation and amortization increased as a percentage of revenue for the three months ended September 30, 2015 due to higher reinvestment costs for our restaurants as they age. Depreciation and amortization remained consistent for the nine months ended September 30, 2015.

Loss on Disposal of Assets

	For the three months ended September 30,		%	For the nine months ended September 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Loss on disposal of assets	$2.2	$1.6	34.2%	$7.7	$4.8	62.5%
As a percentage of revenue	0.2%	0.1%		0.2%	0.2%

Loss on disposal of assets remained relatively consistent as a percentage of revenue for the three and nine months ended September 30, 2015. The increase in dollar terms for the nine months ended September 30, 2015 was primarily due to a write-off of $2.8 million during the first quarter, for an internally developed software program that we chose not to implement.

Provision for Income Taxes

	For the three months ended September 30,		%	For the nine months ended September 30,		%
	2015	2014	increase	2015	2014	increase
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$91.4	$77.4	18.0%	$256.7	$201.4	27.5%
Effective tax rate	38.7%	37.2%		38.6%	38.3%

For the full year 2015, we estimate our effective tax rate will be 38.7% compared to 37.6% in 2014. The 2014 rate benefitted 1.0% from federal and state credits that we recognized from filing 2013 tax returns and also from certain federal tax credits that have not been renewed for 2015. The increase in the estimated rate is partially offset by a decrease in the estimated state tax rate for 2015.  We estimate our 2016 annual effective tax rate to be 38.7%.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $959.7 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions (including up to $155.1 million in repurchases under programs announced as of September 30, 2015), to maintain our existing restaurants, and for general corporate purposes. We also have a long term investments balance of $625.1 million, which consists of U.S. treasury notes with maturities up to approximately 2 years. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2015, we had about $1.1 billion in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $439.6 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.52%.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During the quarter ended March 31, 2015, we implemented a new human resource information and payroll management system. We continued to integrate the software with our processes, systems, and controls in the quarter ended September 30, 2015, and these activities will continue in future periods. There were no other changes during the three months ended September 30, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2015.

		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July		28,536	$635.18	28,536	$167,780,779
	Purchased 7/1 through 7/31
August		7,602	$729.00	7,602	$162,238,907
	Purchased 8/1 through 8/31
September		9,860	$723.32	9,860	$155,106,996
	Purchased 9/1 through 9/30
Total		45,998	$669.58	45,998	$155,106,996

(1)	Shares were repurchased pursuant to a repurchase program announced on February 3, 2015.
(2)

This column includes an additional $100 million in authorized repurchases announced on July 21, 2015. Each  repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

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

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: October  20, 2015

EXHIBIT INDEX
Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.*
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.**
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. (implementing simple majority voting)***
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. (removing plurality voting standard)***
3.5	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.****
4.1	Form of Stock Certificate for Common Stock*
31.1	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2015 (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015; and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 001-32731).
**	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Quarterly Report on Form 10-Q filed on July 19, 2013 (File No. 001-32731).
***	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on May 15, 2015 (File No. 15871124).
****	Incorporated by reference to Chipotle Mexican Grill, Inc.’s Current Report on Form 8-K filed on September 4, 2015 (File No. 001-32731).