Form 10-K
period 2015-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2016-02-05
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

As of June 30, 2015, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $11.2 billion, based on the closing price of the registrant’s common stock on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of 5% or more of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 29, 2016, there were 30,044,250 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2016 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2015.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include statements regarding the effectiveness of enhanced food safety procedures we are implementing and the expected impact of those enhancements on our food, labor and other costs, our projections of the number and type of restaurants we expect to open in 2016, statements about possible repurchases of our common stock, expectations for occupancy costs and marketing and promotional spending as a percentage of revenue in 2016, forecasts of general and administrative expenses in 2016, projections of our effective tax rate for the year, projections of restaurant development costs and other expenses, and other statements of our expectations and plans. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in Item 1A. “Risk Factors,” and elsewhere in this report.

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

ITEM  1.BUSINESS

General

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (“Chipotle”, the “Company”, or “we”) operates Chipotle Mexican Grill restaurants, which serve a focused menu of burritos, tacos, burrito bowls (a burrito without the tortilla) and salads, made using fresh ingredients.  As of December 31, 2015, we operated 1,971 Chipotle restaurants throughout the United States, as well as 11 in Canada, seven in England, four in France, and one in Germany. Additionally, our restaurants included 13 ShopHouse Southeast Asian Kitchen restaurants, serving Asian-inspired cuisine, and we are an investor in a consolidated entity that owned and operated three Pizzeria Locale restaurants, a fast casual pizza concept, resulting in a total of 2,010 restaurants as of December 31, 2015. We focus on finding the highest quality ingredients we can to make great tasting food; on building a special people culture that is centered on creating a team of top performers empowered to achieve high standards; on building restaurants that are operationally efficient and aesthetically pleasing; and on doing all of this with the highest regard for the safety of our customers and increasing awareness and respect for the environment. We have grown substantially over the past five years, and expect to open between 220 and 235 additional restaurants in 2016, including a small number of Chipotle restaurants outside the U.S. and ShopHouse and Pizzeria Locale restaurants within the U.S.

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

We manage our operations and restaurants based on nine regions that aggregate into one reportable segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2015, 2014, and 2013, and our total assets as of December 31, 2015 and 2014, is included in our consolidated financial statements and accompanying notes in Item 8. “Financial Statements and Supplementary Data.” Substantially all of our revenues are generated and assets are located in the U.S.  For a discussion of risks related to our international operations, see “Risks Related to Our Growth Strategy and Future

Expansion – Our expansion into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors” in Item 1A. “Risk Factors.”

Our Menu and Food Preparation

Quality Assurance and Food Safety. We are committed to serving safe, high quality food to our customers. Quality and food safety measures are found throughout our supply chain, from the farms that supply our food all the way through to our front line. We have established close relationships with some of the top suppliers in the industry, and we actively maintain a limited list of approved suppliers from whom our distributors must purchase. Our quality assurance department establishes and monitors our quality and food safety programs for our supply chain. Our training, operations, and risk management departments develop and implement operating standards for food quality, preparation, cleanliness and safety in the restaurants. Our food safety programs are also designed to ensure that we comply with applicable federal, state and local food safety regulations.

While our food safety programs have always been carefully designed and have been in conformance with applicable industry standards, in response to food safety incidents during 2015 that impacted hundreds of customers we have recently undertaken a comprehensive assessment of our food safety programs and practices.  Using the assistance of highly respected experts we performed a review of the ingredients we use, with a goal of designing an industry-leading food safety program. Components of the new program include DNA-based testing of many ingredients designed to ensure the quality and safety of ingredients before they are shipped to our restaurants, changes to food preparation and food handling practices, including washing and cutting some produce items (such as tomatoes and romaine lettuce) in central kitchens, blanching of some produce items (including avocados, onions, jalapenos and citrus) in our restaurants before cutting them, and new protocols for marinating meats.  We are also working to enhance our internal controls surrounding food safety by utilizing the Food and Drug Administration’s Hazard Analysis Critical Control Point (HACCP) management system.  Additionally, we are focused on internal training programs to ensure that all employees thoroughly understand our high standards for food safety and food handling, and we offer paid sick leave to employees to reduce incentives for employees to work while sick. These and other enhancements underscore our commitment to becoming a leader in food safety while we continue to serve high quality food that our customers love.

Food With Integrity. Serving high quality food while still charging reasonable prices is critical to our vision to change the way people think about and eat fast food. As part of our Food With Integrity philosophy, we believe that purchasing fresh ingredients is not enough, so we spend time on farms and in the field to understand where our food comes from and how it is raised. Because our menu is so focused, we can concentrate on the sources of each ingredient, and this has become a cornerstone of our continuous effort to improve our food.

In all of our restaurants, we endeavor to serve only meats that were raised without the use of non-therapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. We brand these meats as “Responsibly Raised TM.”  One of our primary goals is for all of our restaurants to serve meats raised to meet our standards, but we have and will continue to face challenges in doing so.  For example, some of our restaurants did not serve carnitas for a portion of 2015, and some of our restaurants served conventionally raised chicken for periods during 2015, due to supply constraints for our Responsibly Raised meats. More of our restaurants may periodically serve conventionally raised meats or stop serving one or more menu items in the future due to additional supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant so that customers can avoid those meats if they choose to do so.

We also seek to use more responsibly grown produce, meaning produce grown by suppliers who we believe respect the environment and their employees. A portion of our beans is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion, and help preserve the environment in which the beans are grown. A portion of some of the other produce items we serve is organically grown as well. Our commitment to Food With Integrity also extends to the dairy products we serve. The sour cream and cheese we buy is made with milk that comes from cows that are not given rBGH (recombinant bovine growth hormone). Also, milk used to make much of our cheese and sour cream is sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows.

In the spring of 2015, we announced we have  reached our goal of eliminating (as further described on our website) genetically modified organisms, or GMOs, from the ingredients in our food (not including beverages) in U.S. Chipotle restaurants, as well as ShopHouse Southeast Asian Kitchen. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet containing GMOs. Due to the prevalence of GMOs in a number of important feed crops, the vast majority of the grains used as animal feed in the U.S. are genetically modified. With respect to beverages, some of the beverages we serve are sweetened with corn-based sweeteners, which are typically made with genetically modified corn.

We do occasionally face challenges associated with pursuing our Food With Integrity mission. In addition to the supply challenges noted above, there can be higher costs and other risks associated with purchasing ingredients grown or raised with an emphasis on quality, environmental sustainability and other responsible practices. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed non-therapeutic antibiotics and for cattle that are not given growth hormones. Crops grown organically or using other responsible practices can take longer to grow and crop yields can be lower. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria for meat, dairy and produce ingredients. Given the costs associated with what we believe are responsible farming practices, many large suppliers have not found it economical to pursue business in this area.   However, we believe that in addition to seeking great tasting and nutritious food, consumers are increasingly concerned about where their food comes from and how it is raised. And we believe that as consumers become more educated about better animal welfare and farming practices as well as social accountability, they will foster greater demand for responsibly grown foods in the long term. We believe that increased demand over the long term for the types of meat and produce items we strive to serve will continue to attract the interest and capital investment of larger farms and suppliers. We also understand that we’ll continue to be at the forefront of this trend and must balance our interest in advancing Food With Integrity with our desire to provide great food at reasonable prices. If we are able to continue growing while focusing on Food With Integrity, we believe our sourcing flexibility will improve over time, though we expect that most of these ingredients and other raw materials will remain more expensive than conventionally raised, commodity-priced equivalents.

A Few Things, Thousands of Ways. Chipotle restaurants serve only a few things: burritos, burrito bowls, tacos and salads. But because customers can choose from four different meats or tofu, two types of beans and a variety of extras such as salsas, guacamole, cheese and lettuce, there’s enough variety to extend our menu to provide thousands of choices. We plan to keep a simple menu, but we’ll consider additions that we think make sense.

In preparing our food, we use stoves and grills, pots and pans, cutting knives and other kitchen utensils, walk-in refrigerators stocked with a variety of fresh ingredients, herbs and spices and dry goods such as rice. Ingredients we use include chicken and steak that is marinated and grilled in our restaurants, carnitas (seasoned and braised pork), barbacoa (spicy shredded beef) and vegetarian pinto and black beans. We add our rice, which is tossed with lime juice and freshly chopped cilantro, as well as freshly shredded cheese, sour cream, lettuce, peppers and onions, depending on each customer’s request. We use various herbs, spices and seasonings to prepare our meats and vegetables. We also provide a variety of extras such as guacamole, salsas and tortilla chips seasoned with fresh lime juice and salt. In addition to sodas, fruit drinks and organic milk, most of our restaurants also offer a selection of beer and margaritas. Our food is prepared from scratch, with some prepared in our restaurants and some prepared with the same fresh ingredients in larger batches in commissaries.

Food Served Fast … So That Customers Can Enjoy It Slowly. Our food is made slowly and carefully, but each customer order can be ready in seconds. Customers select exactly what they want and how they want it by speaking directly to the employees that prepared the food and are assembling the order. While we think our customers return because of the great-tasting food, we also think they like getting food served fast without having a typical “fast-food” experience. And while our restaurants often have lines, we try to serve customers as quickly as possible. We do this by focusing on what we call the “four pillars” of throughput: having a dedicated expeditor, who works just before the cashier to get drink and side orders and bag to-go orders; a dedicated linebacker, to make sure the serving line is stocked with all our ingredients so the employees on the line can focus on each customer’s order; proper mise en  place,  or putting everything in its place before starting food preparation; and ensuring that we have “aces in their places,” or well-trained employees at each position during all of our peak periods.  When we do this well, our customers are served quickly without feeling rushed.  We’ve even been able to serve more than 300 customers an hour at some locations.

The natural flow of our restaurant layout, including the floor plan and the design of our serving line, are designed to make the food ordering process intuitive and, we believe, more efficient. And we constantly strive to improve the speed of service in all of our restaurants, so that we can accommodate more customers and larger orders without disrupting restaurant traffic. However, we’ve also introduced a number of additional ways to serve our customers.  For instance, our restaurants accept orders online or through an iPhone or Android ordering application to provide a more convenient experience by allowing customers to avoid standing in line. We’ve also introduced catering in all U.S. Chipotle restaurants except in New York City, and we offer delivery service through a number of third party services with whom we’ve partnered.  By emphasizing speed of service without compromising the genuine interactions between our customers and our crews, and by expanding ways for customers to enjoy Chipotle, we believe that we can provide a high quality experience to more and more customers.

Restaurant Management and Operations

Culture of Top Performers. In addition to our focus on the food we serve, we have a similarly focused people culture with an emphasis on identifying, hiring and empowering top-performing employees. We are committed to creating a performance based culture that leads to the best restaurant experience possible for our employees and our customers. The foundation of that culture starts with hiring the best people in our restaurants. We make an effort to hire employees who share a passion for food and who will operate our restaurants in a way that is consistent with our high standards, yet allows each of their unique personalities and strengths to contribute to our success. We believe we provide attractive career opportunities to crew and managers who are committed to work hard, provide great customer service and have the ability to lead and empower a team of top performers. We provide hands on, shoulder-to-shoulder training, along with career path training materials, to develop the full potential of our restaurant employees. We are committed to developing our people and promoting from within, with about 84% of salaried management and about 97% of hourly management coming from internal promotions. Our best general managers, who run great restaurants and develop strong, empowered restaurant teams, may be promoted to Restaurateur and in that role can earn bonuses for developing people. We have leveraged our outstanding Restaurateurs’ leadership by giving many Restaurateurs responsibility for mentoring one or more nearby restaurants. This provides an opportunity for Restaurateurs to develop into field leadership roles one restaurant at a time. Restaurateurs who have shown they can successfully run four restaurants by developing teams of empowered top performers (including at least one Restaurateur), thereby creating a culture of high standards, constant improvement and empowerment in each of their restaurants, can be promoted to apprentice team leaders.

Importance of Methods and Culture. Although we have many restaurants, we believe that our departure from the automated cooking techniques and microwaves used by many traditional fast-food and fast-casual restaurants helps to set us apart. Our crews use classic cooking methods: they marinate and grill meats, make fresh salsa and guacamole, and cook rice in small batches throughout the day. They work in kitchens that more closely resemble those of high-end restaurants than they do a traditional fast-food place. Despite our more labor-intensive method of food preparation, our focused menu creates efficiencies which allow us to serve high quality food made from ingredients typically found in fine dining restaurants.

The Front Line is Key. Our restaurant and kitchen designs intentionally place crew members up front with customers to reinforce our focus on service, and our open kitchen design allows customers to see that we prepare our food fresh throughout each and every day. All of our restaurant employees are encouraged to interact with customers no matter their job, whether preparing food or serving customers during our busiest periods. We focus on attracting and retaining people who can deliver that experience for each customer. We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way. We believe our focus on creating a positive and interactive experience helps build loyalty and enthusiasm for our brand among general managers, crew members and customers alike.

Restaurant Team. Each restaurant typically has a general manager or Restaurateur (a position we’ve characterized as the most important in the company), an apprentice manager (in most of our restaurants), and we aim to have two or three hourly service managers, one or two hourly kitchen managers and an average of 23 full and part-time crew members. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We tend to have more employees in our busier restaurants. We cross-train our people so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our general managers and crew members to welcome and interact with customers throughout the day. In addition to the employees serving our customers at each restaurant, we also have a field support system that includes apprentice team leaders, team leaders or area managers, team directors, executive team directors, and restaurant support officers.

Supply Chain

Close Relationships with Suppliers. Maintaining the high levels of quality and safety we expect in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our 24 independently owned and operated regional distribution centers purchase from various suppliers we carefully select based on quality and their understanding of our mission, and we seek to develop mutually beneficial long-term relationships with suppliers. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols, and our distribution centers purchase within the pricing guidelines and protocols we have established with the suppliers. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility and supply shortages, and we follow industry news, trade issues, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas) are purchased from a small number of suppliers. For a discussion of risks related to our supply chain, see “Risks Related to Operating in the Restaurant Industry – Failure to receive frequent deliveries of higher-quality food ingredients and other supplies meeting our specifications could harm our operations”  and “Risks Related to our Unique Business Strategy  – Our Food With Integrity philosophy subjects us to risks” in Item 1A. “Risk Factors.”

Marketing

A great dining experience in our restaurants is our most powerful marketing of all. But there is still a need to introduce our brand to new customers and engage with existing ones in other ways, by helping them understand what makes Chipotle different than other restaurants. Our advertising and promotional programs, in-store communications, and other design elements all help to communicate something about what differentiates Chipotle from typical fast food. Whether it’s engaging with Chipotle via our various social media channels, participating in our local events, or simply eating a burrito at one of our restaurants, each customer interaction affords us an important opportunity to build our brand. As Chipotle works to reinvigorate our brand in the wake of the food safety-related incidents that affected us beginning in the fourth quarter of 2015, our marketing will have a greater emphasis than usual on programs that are specifically designed to drive traffic into our restaurants.  An element of our marketing and communications programs will also focus on supply chain transparency, as we work to help customers understand the changes we are making in an effort to establish ourselves as an industry leader in food safety.

Our advertising has generally included print, outdoor, transit, and radio ads, but we also incorporate digital advertising into the mix, and conduct strategic promotions that demonstrate our Food With Integrity mission while connecting us to like-minded individuals or organizations. Beyond these traditional channels, we continue to pioneer new avenues of branded content aimed at making consumers more curious about some of the issues that are important to us, and explaining why and how we are working to drive positive change in the nation’s food supply.

We also recognize the need for our marketing to evolve, much as our unique food and people cultures have evolved in recent years. To this end, we have been developing more “owned media,” including new video, music, and content programs, a more visible event strategy that includes our “Cultivate” food, music, and ideas festivals, and participation in relevant events in markets around the country. Many of these programs allow us to tell our story with more nuance than is afforded by traditional advertising, and help forge stronger emotional connections with our customers. We have also increased our use of digital, mobile, and social media in our overall marketing mix, giving customers greater opportunity to access Chipotle in ways that are convenient for them and broadening our ability to engage with our customers individually.

Alongside our excellent restaurant teams, these efforts have helped us create considerable word-of-mouth publicity as our customers learn more about us and share with others. This approach allows us to build awareness and loyalty with relatively low advertising expenditures, even in a competitive category, and to differentiate Chipotle as a company that is committed to doing the right thing in every facet of our business.

Competition

The fast-casual, quick-service, and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, brand reputation, and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally-owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out, catering, and delivery services. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. Unlike Chipotle, a number of our competitors grow through franchising.

Some of our competitors have formats that might resemble ours, and many competitors are moving towards higher quality food to compete with us.  A number of these competitors have sought to differentiate themselves with a focus that overlaps with many facets of our Food With Integrity mission.  Additionally, several of our competitors compete by offering menu items that are specifically identified as lower in fat, carbohydrates, or calories or otherwise better for customers, or targeted at particular dietary preferences. Many of our competitors in the fast-casual and quick-service segment of the restaurant industry also emphasize lower-cost, “value meal” menu options, a strategy we do not currently pursue.

Moreover, we may also compete with companies outside the fast-casual, quick-service, and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of major grocery store chains, including those targeted at customers who seek higher-quality food, as well as from convenience stores, cafeterias, and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, better facilities, better management, more effective marketing, and more efficient operations than we do. For more information, see “Risks Related to Operating in the Restaurant Industry—Competition could adversely affect us” in Item 1A. “Risk Factors.”

We believe we are well-positioned versus many of our competitors given current consumer trends, including increasing awareness and concern among consumers about what they eat and how it is prepared. We also believe that we’re known for our focus on having teams of top-performing employees using classic cooking techniques to prepare food made from high-quality ingredients in an open restaurant kitchen—resulting in delicious food—as well as our commitment to “Food With Integrity.” We think this unique combination adds up to an excellent customer experience in our restaurants, which we believe represents a significant competitive advantage in the segment in which we operate. However, we will need to re-establish customer trust in light of the food safety incidents that negatively impacted us beginning in the fourth quarter of 2015, and doing so in the competitive environment in which we operate will be one of our key challenges in 2016 and beyond.

Restaurant Site Selection

We believe site selection is critical to our success and thus we devote substantial time and effort to evaluating each potential location. Our site selection process is led by our internal team of real estate managers and also includes the use of external real estate brokers with expertise in specific markets. Locations proposed by real estate managers are reviewed by development management as part of a formal site ride, as well as in a written real estate package. We study the surrounding trade area, demographic and business information within that area, and available information on competitors and other restaurants. Based on this analysis, including utilization of predictive modeling using proprietary formulas, we determine projected sales and targeted return on investment. We have been successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, in regional malls and downtown business districts, free-standing buildings, food courts, outlet centers, airports, military bases and train stations.

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

In order to see how our model works when we use different ingredients and a different style of food, we opened our first ShopHouse Southeast Asian Kitchen during 2011 and we now have a total of 13 ShopHouse restaurants. ShopHouse serves a menu that, like at Chipotle, is focused; main dishes consist of rice or noodle bowls made with steak, chicken, meatballs made with pork and chicken, or tofu. Further, during 2013, we invested in a consolidated entity that now owns and operates three Pizzeria Locale restaurants, a fast casual pizza concept serving a menu that includes classic pizzas and salads, from a selection of high-quality ingredients.

We expect our openings in 2016 to include a small number of ShopHouse and Pizzeria Locale restaurants, with our immediate restaurant expansion focus remaining on thoughtfully growing the Chipotle brand.

Information Systems

We use a variety of applications and systems to securely manage the flow of information within each restaurant, and within our centralized corporate infrastructure. The services available within our systems and applications include restaurant operations, supply chain, inventory, scheduling, training, human capital management, financial tools, and data protection services. The restaurant structure is based primarily on a point-of-sales system that operates locally at the restaurant and is integrated with other functions necessary to restaurant operations. It records sales transactions, receives out of store orders, and authorizes, batches, and transmits credit card transactions. The system also allows employees to enter time clock information and to produce a variety of management reports. Select information that is captured from this system at each restaurant is collected in the central corporate infrastructure, which enables management to continually monitor operating results.

We will continue to invest in our applications and systems to support our continued expansion. See “General Business Risks—We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information” in Item 1A. “Risk Factors,” for a discussion of risks associated with our information systems.

Employees

As of December 31, 2015, we had about 59,330 employees, including about 5,100 salaried employees and about 54,230 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and profits are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as the adverse publicity that we saw during 2015 around food-borne illness incidents associated with our restaurants, as well as fluctuations in food or packaging costs or the timing of menu price increases.

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

ITEM 1A.RISK FACTORS

Risks Related to Food Safety Incidents that Occurred During 2015

Our system-wide restaurant sales were adversely impacted beginning in the fourth quarter of 2015 by food safety incidents associated with our restaurants, and we may not be able to regain lost sales.

During late October and early November 2015, illnesses caused by E. coli bacteria were connected to a number of our restaurants, initially in Washington and Oregon, and subsequently to small numbers of our restaurants in as many as 12 other states. As a result of these reported illnesses and related restaurant closures for remediation, our company-wide sales were adversely impacted, with significant declines in our comparable restaurant sales in the days immediately following announcements related to the incidents. During the week of December 7, 2015, an unrelated incident involving norovirus was reported at a Chipotle restaurant in Brighton, Massachusetts, which worsened the adverse financial and operating impacts we experienced from the earlier E. coli incident.  As a result, comparable restaurant sales (which represent the change in period-over-period sales for restaurants beginning in their 13th full month of operations) declined 14.6% for the fourth quarter of 2015, including a 30% decline in December 2015.  Subsequent announcements and publicity regarding food safety incidents in our restaurants and the related criminal investigation described in Note 10. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” had an additional negative impact on our sales trends, with comparable restaurant sales declining over 36% in January 2016.

We believe the impact of these incidents on our sales has been exacerbated in part by the high expectations many customers have for us as a result of our Food With Integrity mission, and our failure to meet those expectations may make recovery more difficult for us.  Additionally, the significant amount of media coverage regarding these incidents and the impact of social media (which was not in existence during many past food safety incidents involving other restaurant chains) in increasing the awareness of these incidents may also negatively impact our ability to recover from these incidents.  As a result of the foregoing factors, it may take longer for our sales, and customer perception of our brand, to recover than has been the case during past food safety incidents associated with other restaurant chains, and our sales may not recover at all. Even if we are able to regain lost customers, we may not recover to the same average restaurant sales we were achieving prior to the fourth quarter of 2015.  We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

In an effort to invite customers back into our restaurants, we are planning a number of marketing and promotional activities beginning in the first quarter of 2016, including distributing a large number of promotional offers for free or discounted food.  The costs associated with these and other marketing activities will negatively impact our profitability.  Additionally, these activities may not entice customers to visit our restaurants, and even if they do they may not result in customers returning for subsequent visits, and therefore may not be successful in helping us restore lost sales.

Declines in comparable restaurant sales have a significant adverse impact on our profitability, as described further under “Risks Related to our Growth Strategy and Future Expansion – Our sales and profitability will be adversely affected if comparable restaurant sales continue to decline or otherwise fail to meet expectations in the future.”

Changes we have made in our operations, or that we make in the future, to further enhance the safety of the food we serve will adversely impact our financial performance and may negatively impact customer perception of our brand.

As a result of the food safety incidents associated with our restaurants during 2015, we have implemented a number of enhancements to our food safety protocols, and intend to make additional enhancements, to ensure that our food is as safe as it can be.  Many of our new procedures, which go beyond the industry-standard food safety practices that we were previously following, will increase the cost of some ingredients or the amount of labor required to prepare and serve our food.  If we aren’t able to increase sales to offset the increased costs resulting from these changes, our margins will fall well short of levels we have historically achieved.  Even if we were to restore sales to levels we were achieving prior to the food safety incidents, the increased costs from these changes will result in lower margins than we were able to achieve in the past.

Additionally, some of the enhanced food safety procedures we have introduced or may introduce in the future rely on increased use of centralized food preparation, additional in-restaurant preparation steps, or new ingredients, some or all of which may be inconsistent with previous customer perceptions of our restaurant operations.  To the extent customers perceive any of these developments as a move away from our Food With Integrity strategy and/or towards a more traditional fast food experience, our ability to win back customers may be adversely impacted and our sales may decline or recover more slowly than they otherwise would have.

Regulatory actions and litigation related to food safety incidents that impacted us beginning in the fourth quarter of 2015 may adversely impact us.

We are facing ongoing government investigations into the food safety incidents that occurred in 2015, including the criminal investigation described in Note 10. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”  We also have received numerous claims from customers who were or claim to have been impacted by these incidents, and a number of those claimants have filed lawsuits against us.  We are cooperating in the government investigations and with many of the customers impacted by these incidents, but will incur significant legal and other costs in doing so. We have also been sued in a shareholder class action lawsuit in connection with the decline in our stock price in the wake of the food safety incidents, and defending this lawsuit will subject us to significant legal expense.  Additionally, the liabilities from customer claims and related litigation expenses may be greater than we anticipate due to the uncertainties inherent in litigation.  All of these costs, liabilities and expenses will negatively impact our operating results. Moreover, publicity regarding any legal proceedings related to food safety incidents may increase or prolong consumer awareness of the incidents or otherwise negatively impact perceptions of our brand, which may hamper our ability to regain lost sales or attract new customers to our restaurants.

Any further instances of food-borne or localized illnesses associated with our restaurants would result in increased negative publicity and further adverse impact on customer perceptions of our brand, which would likely result in further declines in our sales.

Because of customer perceptions about our restaurants and brand in the wake of the food safety incidents described above, any future occurrence of food-borne illness associated with our restaurants would likely have an even more significant negative impact on our sales and our ability to regain customers.  Although we have followed industry standard food safety protocols in the past and are further enhancing our food safety procedures to ensure that our food is as safe as it can be, we may still be at a higher risk for food-borne illness occurrences than some competitors due to our greater use of fresh, unprocessed produce and meats, our reliance on employees cooking with traditional methods rather than automation, and our avoiding frozen ingredients. And in any event, no food safety protocols can completely eliminate the risk of food-borne illness in any restaurant, so our enhanced food safety protocols may not be successful in preventing a food-borne illness incident in the future.  The risk of illnesses associated with our food might also increase in connection with an expansion of our catering business or other situations in which our food is served in conditions we cannot control.  Even if food-borne illnesses arise from conditions outside of our control, the negative impact from any such illnesses is likely to be significant.

Risks Related to our Growth Strategy and Future Expansion

Our sales and profitability will be further adversely affected if comparable restaurant sales continue to decline or otherwise fail to meet expectations in the future.

While future sales growth will depend to an extent on our opening new restaurants, changes in comparable restaurant sales also affect our sales growth and will continue to be a critical factor affecting our profitability. This is because the profit margin on incremental comparable restaurant sales is generally higher as a result of comparable restaurant sales increases increasing the sales base over which fixed costs are spread. Conversely, declines in comparable restaurant sales, as we have seen since November 2015 as a result of the food safety incidents discussed elsewhere in this report, have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases.

Our ability to increase comparable restaurant sales depends on many factors, including:

•	perceptions of the Chipotle brand and the safety and quality of our food;

•

competition, especially from an increasing number of competitors in the fast casual segment of the restaurant industry and from other restaurant concepts whose strategies overlap with elements of our Food With Integrity philosophy;

•

executing our strategies effectively, including our development strategy, our marketing and branding strategies, our initiatives to increase the speed at which our crews serve each customer, expanded use of online and other electronic ordering, increasing sales from our catering options, and new menu items, each of which we may not be able to accomplish or which may not have the impact we expect;

•	changes in consumer preferences and discretionary spending, including weaker consumer spending during periods of economic difficulty or uncertainty;

•

initial sales performance of new restaurants, and the impact of new Chipotle restaurants in the event customers who frequent one of our restaurants begin to visit one of our new restaurants instead, as further described below under “—Our new restaurants, once opened, may not be profitable, and may adversely impact the sales of our existing restaurants”;

•

our ability to increase menu prices without adversely impacting transaction counts to such a degree that the impact from lower transactions equals or exceeds the benefit of the menu price increase and without “trade down” by customers or other reduction in average check in response to price increases;

•	weather, road construction and other factors limiting access to our restaurants; and

•

changes in government regulation that may impact customer perceptions of our food, including initiatives regarding menu labeling and marketing claims about the origin or makeup of some of the ingredients we serve.

A number of these factors are beyond our control. As a result, it is possible that changes in our comparable restaurant sales will continue to be negative or that we otherwise will not achieve our targeted or expected comparable restaurant sales.

Past declines in the rate of our comparable restaurant sales growth have significantly impacted our stock price. For example, beginning in the second quarter of 2015, prior to which we had reported five consecutive quarters of double-digit comparable restaurant sales increases, our comparable restaurant sales increases decelerated and following our reporting comparable restaurant sales increases of 2.6% for the third quarter of 2015, the price of our stock declined significantly. This included a decline of nearly 8% over the three trading days immediately following the report. Even the expectation of declining comparable restaurant sales increases has had a significant impact on our stock price in the past.  For example, when we announced in October 2014 that we expected comparable restaurant sales for 2015 in the low to mid-single digit range (as opposed to the double-digit comparable restaurant sales increases we reported for the third quarter of 2014), the price of our common stock declined nearly 7% on the following trading day.  Any future deceleration in or failure to meet market expectations for our comparable restaurant sales increases would likely result in another significant decline in the price of our common stock.

Increasing our sales and profitability depends substantially on our ability to open new restaurants in sites and on terms attractive to us, which is subject to many unpredictable factors.

We had 2,010 restaurants in operation as of December 31, 2015. We plan to increase the number of our restaurants significantly, and plan to open between 220 and 235 new restaurants in 2016. However, we have in the past experienced delays in opening some restaurants and that could happen again as a result of any one or more of the following factors:

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

•

difficulty ramping up the growth of our international business or new restaurant concepts, including for the reasons described below under “—Our expansion into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors” and “—ShopHouse Southeast Asian Kitchen, Pizzeria Locale and other new restaurant concepts may not contribute to our growth”;

•	difficulty negotiating leases with acceptable terms;

•	any shortages of construction labor or materials;

•	lack of availability of, or inability to obtain, adequate supplies of ingredients that meet our quality standards;

•	failures or delays in securing required governmental approvals (including construction, parking and other permits); and

•	the impact of inclement weather, natural disasters and other calamities.

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

Another significant challenge is locating and securing an adequate supply of suitable new restaurant sites. Competition for suitable new restaurant sites in our target markets can be intense, and development and leasing costs are increasing, particularly for urban locations. These factors could negatively impact our ability to manage our occupancy costs, which may adversely impact our profitability.  In addition, any of these factors may be exacerbated by economic factors, which may result in developers and contractors seeing increased demand and therefore driving our construction and leasing costs up.

Any decision to delay or forego a significant number of new restaurant openings, or our inability to open the number of new restaurants we plan, due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results. Moreover, as we open and operate more restaurants our rate of expansion relative to the size of our existing restaurant base will decline, which will make it increasingly difficult to achieve levels of sales and profitability growth that we have seen in the past.

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

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generated sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new area, and a larger proportion of our recent openings being in higher rent sites than we have historically targeted. It may also be difficult for us to attract a customer base if we are not able to staff our restaurants with employees who perform to our high standards. If we are unable to build the customer base that we expect for new restaurant locations or overcome the higher fixed costs associated with new restaurant locations, new restaurants may not have similar results as our existing restaurants and may not be profitable.  New restaurant sales volumes have been negatively impacted by the recent food safety issues described elsewhere in this report.  The negative impact has been of similar magnitude to the impact we have seen on comparable restaurant sales, and as a result, new restaurant sales may have a larger adverse impact on our results than they have in the past.

Moreover, our new restaurant development activity has broadened recently to incorporate trade areas or restaurant sites in which we have little or no prior experience, including smaller or more economically mixed communities, highway sites, outlet centers, and restaurants in airports, food courts, or on military sites.  The risks relating to building a customer base and managing development and operating costs may be more significant in some or all of these types of trade areas or restaurant sites, which could have an unexpected negative impact on our new restaurant operating results. In addition, in the event we are not able to contain increases in our average restaurant development costs, which could result from inflation, an increase in the proportion of higher cost locations, project mismanagement or other reasons, our new restaurant locations could also result in decreased profitability.

We have also opened restaurants in nearly all major metropolitan areas across the U.S. New restaurants opened in existing markets may adversely impact sales in previously-opened restaurants in the same market as customers who frequent our established restaurants begin to visit a newly-opened restaurant instead. This impact could worsen as we open additional restaurants, and could make it more difficult for us to increase comparable restaurant sales and profitability. Existing restaurants could also make it more difficult to build the customer base for newly-opened restaurants in the same market.

Our expansion into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors.

In 2008 we opened our first restaurant outside the U.S., in Toronto, Canada. In 2010 we opened our first restaurant in the United Kingdom, in London; in 2012 we opened our first restaurant in France, in Paris; and in 2013 we opened our first restaurant in Germany, in Frankfurt. As of December 31, 2015, 23 of our restaurants were located outside of the U.S. As a result of our small number of restaurants outside the U.S. and the relatively short time we have been operating those restaurants, we have lower brand awareness, and less operating experience in these markets and our average restaurant sales and/or transaction counts may be lower in these markets than in the U.S. The markets in which we’ve opened restaurants outside the U.S., and any additional new markets we enter outside the U.S. in the future, have different competitive conditions, consumer tastes and discretionary spending patterns than our U.S. markets. As a result, new restaurants outside the U.S. may be less successful than restaurants in our existing markets. Specifically, due to lower consumer familiarity with the Chipotle brand, differences in customer tastes or spending patterns, or for other reasons, sales at restaurants opened outside the U.S. may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall growth and profitability. We have also seen some deterioration in sales trends at our international locations since late 2015, which we believe may be attributable to expanding awareness of the food-borne illness incidents described elsewhere in this report, and those trends may worsen as awareness of the incidents further expands.  To build brand awareness in international markets, we may need to make greater investments in advertising and promotional activity than we originally planned, which could negatively impact the profitability of our operations in those markets.

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

ShopHouse Southeast Asian Kitchen, Pizzeria Locale and other new restaurant concepts may not contribute to our growth.

We believe that the fundamental principles on which Chipotle restaurants are based—finding the very best sustainably raised ingredients, prepared and cooked using classical methods in front of the customer, and served in an interactive format by special people dedicated to providing a great dining experience—can be adapted to cuisines other than the food we serve at Chipotle. In order to see how our model works when we use different ingredients and a different style of food, we opened ShopHouse Southeast Asian Kitchen during 2011 and now have a total of 13 ShopHouse restaurants, in and around Washington D.C., Los Angeles and Chicago. We also have a majority ownership interest in a company operating three fast casual Pizzeria Locale restaurants in Denver, Colorado, and Kansas City, Missouri and we plan to assist with the further expansion of Pizzeria Locale in the future. ShopHouse and Pizzeria Locale are new brands and they have lower brand awareness, lower sales and less operating experience than most Chipotle restaurants, and may not achieve the same restaurant economics as Chipotle restaurants. We have also explored investments in additional restaurant concepts, which also would be newer brands that may not achieve the same success as Chipotle.  Notwithstanding our opening of ShopHouse, investment in Pizzeria Locale, and exploration of other restaurant brand opportunities, our immediate focus will remain on thoughtfully growing the Chipotle brand. As a result, we do not expect ShopHouse, Pizzeria Locale or other concepts to contribute to our growth in a meaningful way for at least the next several years.  We may also determine not to move forward with any further expansion of ShopHouse or Pizzeria Locale or to invest in other restaurant concepts. These decisions would each limit our overall growth over the long term as well. Additionally, expansion of ShopHouse or Pizzeria Locale or investments in other restaurant concepts might distract our management, which could have an adverse impact on our core Chipotle business.

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

Labor is a primary component of our operating costs, and we believe good managers and crew are a key part of our success. We devote significant resources to recruiting and training our general managers and crew. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Patient Protection and Affordable Care Act, or the Affordable Care Act, (discussed further under “Regulatory and Legal Risks—The effect of recent changes to U.S. healthcare laws may increase our healthcare costs and negatively impact our financial results,”), as well as competition and labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, and any changes in our restaurant staffing structure would adversely impact our operating costs. Our success also depends in part on the energy and skills of our employees and our ability to hire, motivate and keep qualified employees, especially general managers and crew members. As we grow, we believe we will need to promote or hire additional top-performing field leaders to ensure we hire and motivate good managers and crew, and it may be difficult to identify and keep those field leaders. Our failure to find and keep enough employees who are a good fit with our culture could delay planned restaurant openings, result in higher employee turnover or erode our employee and restaurant cultures, any of which could have a material adverse effect on our business and results of operations. Restaurant operators have traditionally experienced relatively high employee turnover rates. Any increase in our turnover rates for managers or crew could be costly and could negatively impact our operations. Moreover, if our managers do not schedule our restaurant crews efficiently, our restaurants may be overstaffed at some times, which adversely impacts our labor costs as a percentage of revenue, decreasing our operating margins.  Efficient staffing may be more challenging in 2016 due to the uncertainty in sales trends created by the food-borne illness incidents described elsewhere in this report.

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government, to verify employment eligibility for all employees throughout our company. However, use of E-Verify does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties, and we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. For example, following an audit by the Department of Homeland Security of the work authorization documents of our restaurant employees in Minnesota during 2010, we lost approximately 450 employees, resulting in a temporary increase in labor costs and disruption of our operations, including slower throughput, as we trained new employees, as well as some degree of negative publicity. The resulting broad-based civil and criminal investigations by the U.S. Attorney for the District of Columbia and U.S. Securities and Exchange Commission of our compliance with work authorization requirements and related disclosures and statements may be ongoing. See Note 10. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Termination of a significant number of employees in specific markets or across our company due to work authorization or other regulatory issues would disrupt our operations including slowing our throughput, and could also cause additional adverse publicity and temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. Our reputation and financial performance may be materially harmed as a result of any of these factors.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and cooking oils, has increased markedly in some years, resulting in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice, increasing our food costs. Food prices for a number of our key ingredients escalated markedly at various points during 2014 and 2015 and there could be additional pricing pressure on key ingredients during 2016.  Costs will increase from the enhanced food safety procedures described elsewhere in this report, and as a result we expect that food costs as a percentage of revenue in 2016 will increase compared to the full year 2015.

We could also be adversely impacted by price increases specific to meats raised in accordance with our sustainability and animal welfare criteria or other food items we buy as part of our Food With Integrity focus, the markets for which are generally smaller and more concentrated than the markets for food products that are conventionally raised and grown. Weather related issues, such as freezes or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. For instance, drought conditions in parts of the U.S. resulted in significant increases in beef prices during 2014 and 2015. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price or availability of some of our ingredients. Any increase in the prices of the ingredients most critical to our menu, such as chicken, beef, cheese, avocados, beans, rice, tomatoes and pork, would adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales, and could also have an adverse impact on our brand.

Competition could adversely affect us.

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, brand reputation, and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out and delivery services. Many of our competitors have existed longer than we have and may have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. Some of these competitors and other fast casual concepts have sought to duplicate various elements of our business operations, and more chains may copy us to varying degrees in the future. Additionally, our newer concepts, ShopHouse Southeast Asian Kitchen and Pizzeria Locale, operate in markets in which there are numerous competitors, including a number of large and well-known brands. A number of other companies or individuals in the restaurant industry have recently opened or invested in fast-casual pizza concepts. In addition, our strategy includes opening additional restaurants in existing markets, and as we do so sales may decline in our previously-opened restaurants as customers who frequent our established restaurants begin to visit a newly-opened restaurant instead.

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

Instances of food-borne illnesses could adversely affect customer perceptions of, or the price or availability of, ingredients we use to prepare our food, which may adversely impact our sales.

Past reports linking nationwide or regional incidents of food-borne illnesses such as salmonella, E. coli, hepatitis A, lysteria or norovirus to certain produce items have caused us to temporarily suspend serving some ingredients in our foods or to otherwise alter our menu, and have resulted in consumers avoiding certain products for a period of time. Similarly, outbreaks of avian flu, incidents of “mad cow” disease, or similar concerns have also caused consumers to avoid any products that are, or are suspected of being, affected. These problems, and injuries caused by food tampering have had in the past, and could have in the future, an adverse effect on the price and availability of affected ingredients. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, would further adversely impact our restaurant sales and profitability. In addition, if we react to these problems by changing our menu or other key aspects of the Chipotle experience, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to generate sufficient revenue to make our restaurants profitable. Customers may also shift away from us if we choose to pass along to consumers any higher ingredient or operating costs resulting from supply problems or operational changes associated with incidents of food-borne illnesses, which would also have a negative impact on our sales and profitability.

Failure to receive frequent deliveries of higher-quality food ingredients and other supplies meeting our specifications could harm our operations.

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination (which we may detect more frequently under the high-resolution testing protocols we’ve recently introduced), inclement weather, a supplier ceasing operations or deciding not to follow our required protocols, or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. In particular, shortages of one or more of our menu items could force our restaurants to remove items from their menus, which may result in customers choosing to eat elsewhere.  If that happens, our affected restaurants could experience significant reductions in sales during the menu item shortage, and potentially thereafter if customers do not return to us after the shortage is resolved. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe than at other restaurants.

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

In the first quarter of 2015, through our ongoing auditing of suppliers, we identified a pork supplier that was not meeting our standards and suspended purchases of pork from this supplier. Without this supply, we did not have enough pork meeting our specifications for all of our restaurants and a large number of our restaurants were not serving carnitas for a number of months during 2015.  We believe our comparable restaurant sales were adversely impacted as a result as customers chose to eat elsewhere rather than substituting a different one of our menu items for carnitas.

Changes in customer tastes and preferences, spending patterns and demographic trends could cause sales to decline.

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our sales could be impacted by changes in consumer preferences in response to dietary concerns, including preferences regarding items such as calories, sodium, carbohydrates or fat. These changes could result in consumers avoiding our menu items in favor of other foods, and our focus on a limited menu could make the consequences of a change in consumer preferences more severe than our competitors may face. Some customers could also avoid freshly-prepared foods like those we serve, based on concerns regarding food safety.  This may be more likely to impact us as a result of the widely-publicized food safety incidents we experienced in 2015.

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

Employment and Immigration Regulations

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance. For example, a number of lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee classification, employee record-keeping and related practices with respect to our employees. We could suffer losses from, and we incur legal costs to defend, these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, paid sick leave and mandatory vacation accruals, and similar requirements and these changes could increase our labor costs. In addition, see “—The effect of recent changes to U.S. healthcare laws may increase our healthcare costs and negatively impact our financial results” below for a discussion of risks related to recent changes in U.S. healthcare laws.

We also are audited from time to time for compliance with citizenship or work authorization requirements as well, and recent audit activity and federal criminal and civil investigations in this area are described in more detail above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders,” as well as in Note 10 “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized our business may be disrupted as we try to replace lost workers with additional qualified employees. On the other hand, in the event we wrongfully reject work authorization documents, or if our compliance procedures are found to have a disparate impact on a protected class such as a racial minority or based on the citizenship status of applicants, we could be found to be in violation of anti-discrimination laws. We could experience adverse publicity arising from enforcement activity related to work authorization compliance, anti-discrimination compliance, or both, that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Moreover, in addition to the criminal and civil investigations mentioned above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants and the right field leaders,” the office of the U.S. Attorney for the District of Columbia and the U.S. Securities and Exchange Commission have informed us that they are conducting parallel investigations into possible criminal and civil securities law violations relating to our employee work authorization compliance and related disclosures and statements as well. The foregoing investigations may continue to be expensive and distracting, and could subject us to fines, reputational damage, and other liabilities that could be significant.

Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize employees of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs could increase and our efforts to maintain a culture appealing only to top-performing employees could be impaired. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.

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

Nutrition and Food Regulation

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available, and nation-wide nutrition disclosure requirements included in the U.S. health care reform law are scheduled to go into effect as of December 1, 2016. These nutrition disclosure requirements may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

Privacy/Cybersecurity

We are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is evolving and increasingly demanding. At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If the security and information systems of ours or of outsourced third party providers we use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees. Additional risks related to cybersecurity are described below under “General Business Risks-We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information.”

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

Other Aspects of Regulatory Risk

From time to time we are the target of litigation in connection with various laws and regulations that cover our business. Much of this litigation occurs in California even though currently only about 17% of our restaurants are located there. As we continue to expand in California, or if we are not able to effectively manage the increased litigation risks and expenses we have experienced in California, our business may be adversely impacted to a greater extent than if we did not operate in, or minimized our operations in, California.

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

We offer eligible full-time and part-time U.S. employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. However, under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, changes that became effective in 2014, and especially the employer mandate and employer penalties that became effective January 1, 2015, may increase our labor costs significantly in future years.  In 2015, we adopted a qualifying plan under the Affordable Care Act for our full-time hourly employees. Changes under the Affordable Care Act, including the imposition of a penalty on individuals who do not obtain healthcare coverage, may result in employees who are currently eligible but have not elected to participate in our healthcare plans increasingly finding it advantageous to do so, which may increase our healthcare costs in the future, which may further increase our healthcare expenses. It is also possible that even in light of recent changes in the healthcare plans we offer, healthcare plans offered by other companies with which we compete for employees will make us less attractive to our current or potential employees. And in any event, implementing the requirements of the Affordable Care Act has imposed some additional administrative costs on us, and those costs may increase over time. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

We’re subject to numerous claims alleging violations of federal and state laws regarding workplace and employment matters, including wages, work hours, overtime, vacation and family leave, discrimination, wrongful termination, and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Our customers also occasionally file complaints or lawsuits against us alleging that we’re responsible for some illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality, operations or our food related disclosure or advertising practices. See “—Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs” above, for additional discussion of these types of claims. From time to time, we also face claims alleging that technology we use in our business infringes patents held by third parties. In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We have been subject to a number of these actions and may be subject to additional actions of this type in the future. We are also undergoing government investigations and have been sued in a shareholder class action lawsuit, each as described elsewhere in this report, including in Note 10 “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” and these matters may be particularly expensive to defend and/or resolve.

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

Our success depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service restaurant segment. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results of operations or the brand identity that we have tried to create. Additionally, it will likely be more difficult for us to persuade the public about the value of our food following the food-borne illnesses we experienced in 2015 and the associated deterioration of customer perceptions about our brand, and we cannot predict when those perceptions will improve, if ever.  If customers are not persuaded that we offer a good value for their money, our restaurant transaction counts could be adversely affected, which would negatively impact our business results.

Our Food With Integrity philosophy subjects us to risks.

The principle of Food With Integrity constitutes a significant part of our business strategy. We use a substantial amount of ingredients grown or raised with an emphasis on practices we believe to be more sustainable or responsible than some conventional practices, and try to make food as fresh as we can. We do, however, face challenges associated with pursuing Food With Integrity. There are higher costs and other risks associated with purchasing ingredients grown or raised with an emphasis on quality, sustainability and other responsible practices. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed sub-therapeutic antibiotics and for cattle that are not given growth hormones. Crops grown organically or using other responsible practices can take longer to grow and crop yields can be lower. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria for meat, dairy and produce ingredients. Given the costs associated with what we believe are more responsible farming practices, as well as uncertainty regarding demand due to changing customer perceptions, economic trends and other factors, many large suppliers have not found it economical to pursue business in this area. Although all of our restaurants generally serve meat from animals raised in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare, we may experience shortages of meat meeting these criteria due to suppliers suspending production, market conditions, or other forces beyond our control. In the first quarter of 2015, through our ongoing auditing of suppliers, we identified a pork supplier that was not meeting our standards and suspended purchases of pork from this supplier. Without this supply, we did not have enough pork meeting our specifications for all of our restaurants and a large number of our restaurants were not serving carnitas for a number of months during 2015.  We believe our comparable restaurant sales were adversely impacted as a result.  We have experienced shortages of beef or chicken meeting our protocols on a periodic basis over the past several years as well, resulting in our serving commodity beef and chicken, which may have a negative impact on customer perceptions of our brand.

If as a result of any of the factors described above we are unable to obtain a sufficient and consistent supply of our preferred ingredients on a cost-effective basis, our food costs could increase, adversely impacting our operating margins. These factors could also cause us difficulties in aligning our brand with Food With Integrity, which could make us less popular among our customers and cause sales to decline. Our commitment to Food With Integrity may also leave us open to actions against us or criticism from special interest groups whose ideas regarding food issues differ from ours or who believe we should pursue different or additional goals with our Food With Integrity approach. Any adverse publicity that results from such criticism could damage our brand and adversely impact customer traffic at our restaurants. We may also face adverse publicity or liability for false advertising claims if suppliers do not adhere to all of the elements of our Food With Integrity programs, such as responsible meat protocols, requirements for organic or sustainable growing methods, our use of non-GMO ingredients in our food, and similar criteria on which we base our purchasing decisions. If any such supplier failures occur and are publicized, our reputation would be harmed and our sales may be adversely impacted. And our Food With Integrity message may result in customers holding us to a higher standard in terms of food safety as well, which may make it more difficult for us to recover from the food-borne illness incidents discussed elsewhere in this report.

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

Our Chairman and co-Chief Executive Officer Steve Ells founded our company, has been the principal architect of our business strategy, and has led our growth from a single restaurant in 1993 to over 2,000 restaurants today. Monty Moran, our co-Chief Executive Officer, and Jack Hartung, our Chief Financial Officer, have also served with us since early in our company’s history and much of our growth has occurred under their direction as well. We believe our executive officers, each of whom is an at-will employee without any employment contract, have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership, or if a new management team were to be unsuccessful in executing our strategy or were to change important elements of our current strategy, our growth prospects or future operating results may be adversely impacted.

Our marketing and advertising strategies may not be successful, which could adversely impact our business.

We have developed a marketing and advertising strategy that we believe is unique in the restaurant industry. We have not generally advertised on television and engage in very limited price or value-based promotions. Instead we invest in marketing and advertising strategies that we believe will increase customers’ connection with our brand. If these marketing and advertising investments do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect. We may be particularly dependent on the success of our marketing programs in 2016, when we plan to invest significantly in marketing and promotional spending, including significant use of free and discounted food promotions, in an effort to attract customers back to our restaurants and reverse negative sales trends.  These efforts may not be successful.

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

We accept electronic payment cards for payment in our restaurants. During 2015 approximately 68.4% of our sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years. In August 2004, the merchant bank that processed our credit and debit card transactions informed us that we may have been the victim of a possible theft of card data. As a result, we recorded losses and related expenses totaling $4.3 million from 2004 through 2006.

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

We also are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is increasingly demanding. At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. We have seen an increase over the past several years in the frequency and sophistication of attempts to compromise the security of several of these systems. If the security and information systems that we or our outsourced third party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

Negative publicity relating to our restaurants or our company could adversely impact our reputation, which may significantly harm us.

We depend significantly on customers’ perception of and connection to our brand. In addition to the damage to our reputation from well-publicized food safety incidents during 2015 as described elsewhere in this report, we may experience negative publicity from time to time relating to food quality, customer complaints, restaurant facilities, advertising and other business practices, litigation alleging injuries, government investigations or other regulatory issues, our suppliers’ potential failure to adhere to elements of our Food With Integrity protocols, other issues regarding the integrity of our suppliers’ food processing, employee relationships, customer or employee data breaches, or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one or more restaurants or any of the foregoing topics may extend far beyond the restaurant(s) involved and affect many more, or even all, of our restaurants. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that may be generated. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations. And even publicity that could reasonably be viewed as positive may have adverse consequences on our business.  For example, positive developments in regards to the food safety issues that have impacted us might have the effect of continuing or increasing customer awareness of the issue.

The adverse impact of publicity on customers’ perception of us could have a further negative impact on our sales. If the impact of any such publicity is particularly long-lasting, the value of our brand may suffer and our ability to grow could be diminished. Additionally, negative publicity about our employment practices may affect our reputation among employees and potential employees, which could make it more difficult for us to attract and retain top-performing employees. That could adversely impact the quality of the customer experience we can offer and our operations generally, and may increase our labor costs as well.

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

Our quarterly results may fluctuate significantly and could fail to meet the expectations of securities analysts and investors because of various factors, including:

•

changes in comparable restaurant sales and customer visits, including as a result of perceptions about our brand, competition, changes in consumer confidence or discretionary spending, and other factors listed in these Risk Factors;

•	additional negative publicity about the occurrence of food-borne illnesses, the ingredients we use, or other problems at our restaurants;

•	fluctuations in supply costs, particularly for our most significant food items, including increased ingredient costs as a result of changes we’ve made to enhance the safety of our food;

•	labor availability and wages of restaurant management and crew, as well as temporary fluctuations in labor costs as a result of large-scale changes in workforce;

•	our ability to raise menu prices without adversely impacting customer traffic, particularly if food and labor costs continue to increase;

•	the timing of new restaurant openings and related revenues and expenses;

•	operating costs at newly opened restaurants, which are often materially greater during the first several months of operation;

•	the impact of inclement weather, natural disasters and other calamities, such as freezes that have impacted produce crops and droughts that have impacted livestock and the supply of certain meats;

•	variations in general economic conditions, including the impact of declining interest rates on our interest income;

•	increases in infrastructure costs;

•	litigation, settlement costs and related legal expense;

•	tax expenses, impairment charges and other non-operating costs; and

•	potential distraction or unusual expenses associated with our expansion into international markets or initiatives to expand new concepts.

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

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock price to fall. This risk may be a greater concern during 2016, as the significant negative impacts we have seen to our business in the wake of food safety incidents during the fourth quarter have made it considerably more difficult for analysts and investors to forecast our results for at least the next few quarters.

Additionally, we believe the market price of our common stock, which has generally traded at a higher price-earnings ratio than stocks of most or all of our peer companies, has typically reflected high market expectations for our future operating results. The trading market for our common stock has been volatile at times as well. As a result, if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.

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

ITEM  1B.UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

As of December 31, 2015, there were 2,010 Chipotle and other concept restaurants in operation. The table below sets forth the locations (by state or country) of all restaurants in operation.

Alabama	11
Arizona	74
Arkansas	5
California	351
Colorado	76
Connecticut	19
Delaware	4
District of Columbia	22
Florida	116
Georgia	36
Idaho	4
Illinois	120
Indiana	30
Iowa	8
Kansas	24
Kentucky	16
Louisiana	6
Maine	4
Maryland	70
Massachusetts	45
Michigan	24
Minnesota	58
Missouri	36
Montana	2
Nebraska	9
Nevada	24
New Hampshire	5
New Jersey	45
New Mexico	4
New York	115
North Carolina	39
North Dakota	1
Ohio	159
Oklahoma	10
Oregon	20
Pennsylvania	61
Rhode Island	7
South Carolina	16
Tennessee	15
Texas	149
Utah	8
Vermont	1
Virginia	84
Washington	30
West Virginia	5
Wisconsin	18
Wyoming	1

Canada	11
France	4
Germany	1
United Kingdom	7
Total	2,010

We categorize our restaurants as end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing, or other. Of our restaurants in operation as of December 31, 2015, we had 1,231 end-cap locations, 337 free-standing units, 311 in-line locations, and 131 other locations. The average restaurant size is about 2,530 square feet and seats about 58 people. Many of our restaurants also feature outdoor patio space.

Our main office is located at 1401 Wynkoop Street, Suite 500, Denver, Colorado, 80202 and our telephone number is (303) 595-4000. We lease our main office and substantially all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” as well as Note 8. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

We own 17 properties and operate restaurants on all of them.

ITEM  3.             LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

ITEM  4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table describes the per share range of high and low sales prices for shares of our common stock for the quarterly periods indicated, as reported by the New York Stock Exchange (“NYSE”). Our common stock trades on the NYSE under the symbol “CMG.”

	High	Low
2014
First Quarter	$622.90	$480.87
Second Quarter	$602.21	$472.41
Third Quarter	$697.93	$575.92
Fourth Quarter	$696.56	$607.55

	High	Low
2015
First Quarter	$727.97	$647.28
Second Quarter	$699.03	$598.04
Third Quarter	$758.61	$597.33
Fourth Quarter	$757.00	$477.97

As of January 29, 2016, there were approximately 1,030 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, the actual number of unique shareholders represented by these record holders is not known.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2015.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October		41,301	$665.27	41,301	$127,630,875
	Purchased 10/1 through 10/31
November		166,807	$599.47	166,807	$27,635,641
	Purchased 11/1 through 11/30
December		401,137	$526.61	401,137	$116,394,274
	Purchased 12/1 through 12/31
Total		609,245	$555.95	609,245	$116,394,274

(1)Shares were repurchased pursuant to repurchase programs announced on February 3, 2015, July 21, 2015 and December 4, 2015.

(2)This column includes $300 million in authorized repurchases announced on December 4, 2015, but does not include an additional $300 million in authorized repurchases announced on January 6, 2016, and $300 million in authorized repurchases announced on February 2, 2016.  Each repurchase program has no expiration date. Authorization of  repurchase programs may be modified, suspended, or discontinued at any time.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on our common stock. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2010 through December 31, 2015 to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2010. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.  SELECTED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8 “Financial Statements and Supplementary Data.” The data shown below are not necessarily indicative of results to be expected for any future period (in thousands, except per share data).

	Year ended December 31,
	2015	2014	2013	2012	2011
Statement of Income:
Revenue	$4,501,223	$4,108,269	$3,214,591	$2,731,224	$2,269,548
Food, beverage and packaging costs	1,503,835	1,420,994	1,073,514	891,003	738,720
Labor costs	1,045,726	904,407	739,800	641,836	543,119
Occupancy costs	262,412	230,868	199,107	171,435	147,274
Other operating costs	514,963	434,244	347,401	286,610	251,208
General and administrative expenses	250,214	273,897	203,733	183,409	149,426
Depreciation and amortization	130,368	110,474	96,054	84,130	74,938
Pre-opening costs	16,922	15,609	15,511	11,909	8,495
Loss on disposal of assets	13,194	6,976	6,751	5,027	5,806
Total operating expenses	3,737,634	3,397,469	2,681,871	2,275,359	1,918,986
Income from operations	763,589	710,800	532,720	455,865	350,562
Interest and other income (expense), net	6,278	3,503	1,751	1,820	(857)
Income before income taxes	769,867	714,303	534,471	457,685	349,705
Provision for income taxes	(294,265)	(268,929)	(207,033)	(179,685)	(134,760)
Net income	$475,602	$445,374	$327,438	$278,000	$214,945
Earnings per share
Basic	$15.30	$14.35	$10.58	$8.82	$6.89
Diluted	$15.10	$14.13	$10.47	$8.75	$6.76
Weighted average common shares outstanding
Basic	31,092	31,038	30,957	31,513	31,217
Diluted	31,494	31,512	31,281	31,783	31,775

	December 31,
	2015	2014 (1)	2013 (1)	2012 (1)	2011 (1)
Balance Sheet Data:
Total current assets	$814,647	$859,511	$653,095	$537,745	$494,954
Total assets	$2,725,066	$2,527,317	$1,996,068	$1,659,805	$1,419,070
Total current liabilities	$279,942	$245,710	$199,228	$186,852	$157,453
Total liabilities	$597,092	$514,948	$457,780	$413,879	$374,844
Total shareholders’ equity	$2,127,974	$2,012,369	$1,538,288	$1,245,926	$1,044,226

(1) Balances were adjusted because we adopted Financial Accounting Standards Board Accounting Standards Update No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet, as discussed in further detail in Note 1. “Description of the Business and Summary of Significant Accounting Policies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Overview

Chipotle operates fresh Mexican food restaurants serving burritos, tacos, burrito bowls (a burrito without the tortilla) and salads. We began with a simple philosophy: demonstrate that food served fast doesn’t have to be a traditional “fast-food” experience. We do this by avoiding a formulaic approach when creating our restaurant experience, looking to fine dining restaurants for inspiration. We use high-quality raw ingredients, classic cooking methods and distinctive interior design, and have friendly people to take care of each customer—features that are more frequently found in the world of fine dining. Our approach is also guided by our belief in an idea we call “Food With Integrity.” Our objective is to find the highest quality, safest ingredients we can—ingredients that are grown or raised with respect for the environment, animals, and people who grow or raise the food. A similarly focused people culture, with an emphasis on identifying and empowering top-performing employees, enables us to develop future leaders from within. We believe that these fundamental principles can be adapted to other cuisines as well.

2015 Highlights and Trends

Food-Borne Illness Incidents. Beginning in the fourth quarter of 2015, significant publicity regarding a number of food-borne illness incidents associated with Chipotle restaurants in as many as 15 states had a severe adverse impact on our sales and profitability.  As a result of these incidents, comparable restaurant sales declined 14.6% for the fourth quarter of 2015, including a decline of 30% for the month of December, and the decline worsened to over 36% in January 2016.  Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. We anticipate some improvement in sales trends as a result of the announcement on February 1, 2016 by the U.S. Centers for Disease Control and Prevention that it has closed its investigation into the E. coli incidents that first led to the significant decline in our comparable restaurant sales.  However, due to the uncertainties created by the food-borne illness incidents, we are unable to provide estimates of any future movements in comparable restaurant sales.  We plan to increase marketing and promotional spending considerably during the first half of 2016, including significant use of free and discounted food promotions, in an effort to attract customers back to our restaurants and reverse negative sales trends.

In addition to the impact on sales, the food-borne illness incidents resulted in non-recurring expenses in the fourth quarter of 2015 of approximately $16.0 million, which includes food waste, impairment charges for kitchen equipment that will no longer be used, insurance claim estimates, increased marketing expenses, lab analysis of food samples and environmental swabs, and retaining expert advisory services related to epidemiology and food safety.

As part of our response to the food-borne illness incidents, we are implementing enhanced food safety procedures in our supply chain and restaurants that we expect to increase our food costs as a percentage of revenue.  Some of these changes are expected to result in fewer labor hours being required in our restaurants, but we do not expect to see the benefit until free and discounted food promotions return to normal levels.  We expect the ongoing net impact of the enhanced food safety procedures on our food and labor costs as a percentage of revenue to be approximately 2% when fully implemented and after our operations are normalized.  Additionally, we expect that our restaurant operating costs as a percentage of revenue will continue to be significantly impacted due to expected lower average restaurant sales, as well as increased costs to support marketing initiatives. As a result of the sales impact from the food-borne illness incidents and the additional costs described above, we believe that our net income will be at approximately break-even levels in the first quarter of 2016.

Sales.  Average restaurant sales were $2.424 million as of December 31, 2015, decreasing from $2.472 million as of December 31, 2014. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months, and as a result, the foregoing average restaurant sales include approximately 10 months of operations prior to the adverse impact of the food-borne illness incidents described above.  Accordingly, average restaurant sales will decrease further for as long as we continue to post comparable restaurant sales declines.  Our comparable restaurant sales increases were 0.2% for the full year 2015. Comparable restaurant sales increases in 2015 were driven primarily by the impact of menu price increases taken nationwide in the second quarter of 2014 and in selected restaurants in the second half of 2015, offset by lower average number of transactions and group size, primarily in the fourth quarter. Menu price increases accounted for a  3.5% increase in our comparable restaurant sales increases for 2015.

Restaurant Development. As of December 31, 2015, we had 2,010 restaurants in operation, including 1,971 Chipotle restaurants throughout the United States, with an additional 11 in Canada, seven in England, four in France, and one in Germany. Our restaurants include 13 ShopHouse Southeast Asian Kitchen restaurants, serving Asian-inspired cuisine, and we are an investor in a consolidated entity that owns and operates three Pizzeria Locale restaurants, a fast casual pizza concept. New restaurants have contributed substantially to our restaurant sales growth and we opened 229 restaurants in 2015, and expect to open between 220 and 235 restaurants in 2016, including a small number of Chipotle restaurants outside of the U.S. and ShopHouse and Pizzeria Locale restaurants within the U.S.

Food With Integrity. In all of our restaurants, we endeavor to serve only meats that were raised without the use of non-therapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. We brand these meats as “Responsibly Raised TM.”  In addition, a portion of some of the produce items we served was organically grown, and/or sourced locally when in season (by which we mean within 350 miles of the restaurant where it was served). A portion of the beans we serve is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. The sour cream and cheese we buy is made with milk that comes from cows that are not given rBGH. Milk used to make much of our cheese and sour cream is sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows. Further, we have achieved our goal of eliminating (as further described on our website) genetically modified organisms, or GMOs, from the ingredients in our food (not including beverages) in U.S. Chipotle restaurants, as well as ShopHouse Southeast Asian Kitchen. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet containing GMOs. We will continue to search for quality ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

One of our primary goals is for all of our restaurants to continue serving meats that are raised to meet our standards, but we have and will continue to face challenges in doing so. In January 2015, through an ongoing audit of our suppliers, we identified a pork supplier that was not meeting our standards related to the size and condition of the housing offered to some of the pigs, so we suspended our purchases from this supplier. Without this supply, we were unable to get enough pork to meet our standards for all of our restaurants, and were not able to serve carnitas in many of our U.S. restaurants for a portion of the year. During the third quarter of 2015, we began introducing carnitas from a new pork supplier in the United Kingdom, and this new pork supply allowed us to serve carnitas in all of our restaurants by the end of 2015. Additionally, some of our restaurants may periodically serve conventionally raised beef or chicken or stop serving one or more menu items in the future due to supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant, so that customers can avoid those meats if they choose to do so.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors, we purchased shares of our common stock during 2015 with an aggregate total repurchase price of $485.8 million. As of December 31, 2015, $116.4 million was available for stock repurchases under the authorization announced on December 4, 2015. We also announced authorizations by our Board of Directors of up to an additional $300 million in common stock repurchases on January 6, 2016 and up to another additional $300 million on February 2, 2016. We have purchased $270.0 million of our common stock under these authorizations from January 1, 2016 through February 3, 2016. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorizations of the repurchases may be modified, suspended, or discontinued at any time.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for the years indicated.

	2015	2014	2013
Beginning of year	1,783	1,595	1,410
Openings	229	192	185
Relocations	(2)	(4)	-
Total restaurants at end of year	2,010	1,783	1,595

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As we open more restaurants and hire more employees, our restaurant operating costs and depreciation and amortization increase.

Revenue

	Year ended December 31,			% increase (decrease)	% increase
	2015	2014	2013	2015 over 2014	2014 over 2013
	(dollars in millions)
Revenue	$4,501.2	$4,108.3	$3,214.6	9.6%	27.8%
Average restaurant sales	$2.424	$2.472	$2.169	(1.9%)	14.0%
Comparable restaurant sales increases	0.2%	16.8%	5.6%
Number of restaurants as of the end of the period	2,010	1,783	1,595	12.7%	11.8%
Number of restaurants opened in the period, net of relocations	227	188	185

In 2015, increased revenue was primarily driven by new restaurant openings. Revenue from restaurants not yet in the comparable base contributed $390.4 million of the increase in sales in 2015, of which $183.6 million was attributable to restaurants opened during the year.

In 2014, the significant factors contributing to our increases in revenue were comparable restaurant sales and new restaurant openings. Comparable revenue increases contributed $530.0 million of the increase in restaurant sales, due primarily to increases in customer visits, and an increase in average check amount, including the benefit from menu price increases. Restaurant sales from restaurants not yet in the comparable base contributed $364.7 million of the increase in sales in 2014, of which $173.9 million was attributable to restaurants opened during the year.

Food, Beverage and Packaging Costs

	Year ended December 31,			% increase	% increase
	2015	2014	2013	2015 over 2014	2014 over 2013
	(dollars in millions)
Food, beverage and packaging	$1,503.8	$1,421.0	$1,073.5	5.8%	32.4%
As a percentage of revenue	33.4%	34.6%	33.4%

Food, beverage and packaging costs decreased as a percentage of revenue in 2015 primarily due to the benefit of the nation-wide menu price increases taken in the second quarter of 2014 and relief in dairy and avocado costs. The decrease was partially offset by inflation on beef costs.

Food, beverage and packaging costs increased as a percentage of revenue in 2014 due to inflation on many food items, primarily beef, avocados, and dairy. The increase was partially offset by the impact of menu price increases.

Labor Costs

	Year ended December 31,			% increase	% increase
	2015	2014	2013	2015 over 2014	2014 over 2013
	(dollars in millions)
Labor costs	$1,045.7	$904.4	$739.8	15.6%	22.3%
As a percentage of revenue	23.2%	22.0%	23.0%

Labor costs as a percentage of revenue increased in 2015 due primarily to wage inflation and an increased number of crew and managers in each of our restaurants caused by scheduling inefficiencies occurring earlier in the year. Based on expected lower average restaurant sales, we expect labor costs as a percentage of revenue to increase for 2016.

Labor costs as a percentage of revenue decreased in 2014 due primarily to the benefit of higher average restaurant sales, including the impact of menu price increases, partially offset by an increased number of managers and crew in our restaurants and normal wage inflation.

Occupancy Costs

	Year ended December 31,			% increase	% increase
	2015	2014	2013	2015 over 2014	2014 over 2013
	(dollars in millions)
Occupancy costs	$262.4	$230.9	$199.1	13.7%	16.0%
As a percentage of revenue	5.8%	5.6%	6.2%

Occupancy costs as a percentage of revenue increased in 2015 primarily due to higher average rents for new locations.  Occupancy costs are expected to increase as a percentage of revenue during 2016 as a result of expected lower average restaurant sales.

In 2014, occupancy costs decreased as a percentage of revenue primarily due to the benefit of higher average restaurant sales on a partially fixed-cost base.

Other Operating Costs

	Year ended December 31,			% increase	% increase
	2015	2014	2013	2015 over 2014	2014 over 2013
	(dollars in millions)
Other operating costs	$515.0	$434.2	$347.4	18.6%	25.0%
As a percentage of revenue	11.4%	10.6%	10.8%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs increased in 2015 due primarily to a change in the classification of kitchen gloves out of food, beverage, and packaging costs beginning in 2015, and higher marketing and promotional costs. We expect other operating costs to increase significantly as a percentage of revenue for 2016 as we pursue a marketing campaign, including an increase in free food promotions, to regain customers after the recent food-borne illness incidents and due to expected lower average restaurant sales as a result of those incidents.

Other operating costs decreased as a percentage of revenue in 2014 due primarily to the benefit of higher average restaurant sales on a partially fixed-cost base.

General and Administrative Expenses

	Year ended December 31,			% decrease	% increase
	2015	2014	2013	2015 over 2014	2014 over 2013
	(dollars in millions)
General and administrative expense	$250.2	$273.9	$203.7	(8.6%)	34.4%
As a percentage of revenue	5.6%	6.7%	6.3%

The decrease in general and administrative expenses in dollar terms for 2015 primarily resulted from decreased non-cash stock-based compensation expense, lower bonus expense, and decreased expense associated with our biennial All Managers’ Conference, or AMC, held in the third quarter of 2014. Stock-based compensation expense decreased $39.4 million.   The decrease was primarily due to a change in the structure of our executive compensation, as well as a decrease in our estimate of non-vested performance stock awards that we expect to vest, resulting in a cumulative adjustment during the fourth quarter of 2015 reducing expense by $12.2 million.  The total decrease was partially offset by higher payroll costs as we grew. We expect general and administrative expenses in dollar terms for 2016 to increase due, in part, to additional stock-based compensation expense, payroll costs as we grow, and costs associated with our 2016 AMC scheduled for the third quarter of 2016.

The increase in general and administrative expenses in dollar terms in 2014 primarily resulted from increased non-cash stock-based compensation expense, higher payroll and bonus costs as we grew, as well as costs from our AMC held in the third quarter of 2014.

Depreciation and Amortization

	Year ended December 31,			% increase	% increase
	2015	2014	2013	2015 over 2014	2014 over 2013
	(dollars in millions)
Depreciation and amortization	$130.4	$110.5	$96.1	18.0%	15.0%
As a percentage of revenue	2.9%	2.7%	3.0%

Depreciation and amortization increased as a percentage of revenue in 2015 due to reinvestment costs for our restaurants as they age.

In 2014, depreciation and amortization decreased as a percentage of revenue as a result of the benefit of higher average restaurant sales on a partially fixed-cost base.

Loss on Disposal of Assets

	Year ended December 31,			% increase	% increase
	2015	2014	2013	2015 over 2014	2014 over 2013
	(dollars in millions)
Loss on disposal of assets	$13.2	$7.0	$6.8	89.1%	3.3%
As a percentage of revenue	0.3%	0.2%	0.2%

Loss on disposal of assets increased in 2015 due to impairment charges resulting from an internally developed software program that we chose not to implement and related hardware, the discontinued use of certain kitchen equipment as we move more food preparation to central kitchens, as well as restaurant relocations.  Loss on disposal of assets remained relatively consistent in 2014.

Income Tax Provision

	Year ended December 31,			% increase	% increase
	2015	2014	2013	2015 over 2014	2014 over 2013
	(dollars in millions)
Provision for income taxes	$294.3	$268.9	$207.0	9.4%	29.9%
Effective tax rate	38.2%	37.6%	38.7%

In 2015 and 2014, the effective tax rate was lower than 2013 because there was a decrease in the state tax rate. Additionally, 2014 included a benefit from filing the 2013 tax returns, which included a non-recurring change in the estimate of usable employer credits. For 2016, we expect the effective tax rate to be 39.0% due to expected lower income before income taxes.

Quarterly Financial Data/Seasonality

The following table presents data from the consolidated statement of income and comprehensive income for each of the eight quarters in the period ended December 31, 2015. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Results from the quarter ended December 31, 2015 include the impact of the food-borne illness incidents described elsewhere in this report, and these incidents are likely to impact our results in future quarters.

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$1,089.0	$1,197.8	$1,216.9	$997.5
Operating income	$197.8	$227.4	$234.8	$103.6
Net income	$122.6	$140.2	$144.9	$67.9
Number of restaurants opened in quarter	49	48	53	79
Comparable restaurant sales increase (decrease)	10.4%	4.3%	2.6%	(14.6%)

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$904.2	$1,050.1	$1,084.2	$1,069.8
Operating income	$135.7	$179.8	$207.4	$187.9
Net income	$83.1	$110.3	$130.8	$121.2
Number of restaurants opened in quarter	44	45	43	60
Comparable restaurant sales increase	13.4%	17.3%	19.8%	16.1%

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and net income are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as the adverse publicity that we saw during 2015 around food-borne illness incidents associated with our restaurants, as well as fluctuations in food or packaging costs or the timing of menu price increases. The number of trading days in a quarter can also affect our results, although, on an overall annual basis, changes in trading dates do not have a significant impact.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short-term investment balance of $663.2 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions, to maintain our existing restaurants and for general corporate purposes. As of December 31, 2015, there was $116.4 million remaining available under repurchase authorizations previously approved by our Board of Directors.  We announced authorizations by our Board of Directors of up to an additional $300 million in common stock repurchases on January 6, 2016, and up to another additional $300 million on February 2, 2016.  We also have a long term investments balance of $622.9 million, which consists of U.S. treasury notes with maturities of 13 months to approximately 2 years. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

One of our primary uses of cash is in new restaurant development. Our total capital expenditures for 2015 were $257.4 million, and we expect to incur capital expenditures of about $260 million in 2016, of which about $200 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder primarily relates to restaurant reinvestments, information technology and infrastructure initiatives as well as food safety initiatives. In 2015, we spent on average about $805,000 in development and construction costs per restaurant, net of landlord reimbursements of approximately $77,000.  For new restaurants to be opened in 2016, we anticipate average development costs will remain generally consistent with 2015.

Contractual Obligations

Our contractual obligations as of December 31, 2015 were as follows:

	2015
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$3,468,012	$239,683	$486,064	$485,184	$2,257,081
Deemed landlord financing	$4,316	$421	$846	$855	$2,194
Other contractual obligations(1)	$286,281	$285,850	$431	$-	$-
Total contractual cash obligations	$3,758,609	$525,954	$487,341	$486,039	$2,259,275

(1)We enter into various purchase obligations in the ordinary course of business. Those that are binding primarily relate to amounts owed for orders related to produce and other ingredients and supplies, construction contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and marketing initiatives and corporate sponsorships.

The majority of our restaurants and administrative office leases are non-cancelable obligations. Our leases generally have initial terms of either five to ten years with two or more five-year extensions, for end-cap and in-line restaurants, or 10 to 15 years with several five-year extensions, for free-standing restaurants. Our leases generally require us to pay a proportionate share of real estate taxes, insurance, common charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no off-balance sheet arrangements or obligations.

Inflation

The primary areas of our operations affected by inflation are food, healthcare costs, labor, fuel, utility costs, materials used in the construction of our restaurants, and insurance. Although almost all of our crew members make more than the federal and applicable state and local minimum wage, increases in the applicable federal or state minimum wage may have an impact on our labor costs by causing wage inflation above the minimum wage level. Additionally, many of our leases require us to pay property taxes, maintenance, utilities and insurance, all of which are generally subject to inflationary increases. In the past we have largely been able to offset inflationary increases with menu price increases. There have been, and there may be in the future, delays in implementing such menu price increases, and we do not expect to increase menu prices while our sales are depressed due to the food safety incidents discussed elsewhere in this report.  If we do raise menu prices in the future, general competitive pressures may limit our ability to completely recover cost increases attributable to inflation.

Critical Accounting Estimates

We describe our significant accounting policies in Note 1 and Note 6 of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock-only stock appreciation rights, or SOSARs, and we use the Monte Carlo simulation model to determine the fair value of stock awards that contain market conditions. Both of these models require assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility assumption was based on our historical data and implied volatility, and the expected life assumptions were based on our historical data. Similarly, the compensation expense of performance share awards, and SOSARs with performance-based vesting conditions is based in part on the estimated probability of our achieving levels of performance associated with particular levels of payout for performance shares and with vesting for performance SOSARs. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, and different assumptions may have resulted in different conclusions regarding the probability of our achieving future levels of performance relevant to the payout levels for the awards. Had we arrived at different assumptions of stock price volatility or expected lives of our SOSARs, or different assumptions regarding the probability of our achieving future levels of performance with respect to performance share awards and performance SOSARs, our stock-based compensation expense and results of operations could have been different.  Awards that contain service, performance and market conditions ultimately vest based on Chipotle’s relative performance versus a restaurant industry peer group in the annual averages of revenue growth, net income growth, and total shareholder return. Our estimates of Chipotle’s future performance and the future performance of the restaurant industry peer group are assumptions. If we had arrived at difference assumptions for revenue growth, net income, or total shareholder return for Chipotle or the peer group, our stock-based compensation expense and results of operations could have been different.

Insurance Liability

We maintain various insurance policies for workers’ compensation, general liability and auto damage with varying deductibles as high as $1 million, and for property which generally has a $1.5 million deductible. We are self-insured for employee health but have third party insurance coverage to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, which would result in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs. The total estimated insurance liabilities as of December 31, 2015 were $40.3 million.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2015. Although we have recorded liabilities related to a number of legal actions, our estimates used to determine the amount of these liabilities may not be accurate, and there are other legal actions for which we have not recorded a liability.  As a result, in the event legal actions for which we have not accrued a liability or for which our accrued liabilities are not accurate are resolved, such resolution may affect our operating results and cash flows.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2015, we had $1,084.2 million in investments and interest-bearing cash accounts, including an insurance related restricted trust account classified in other assets, and $199.1 million in accounts with an earnings credit we classify as interest income, which combined earned a weighted average interest rate of 0.62%.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 4, 2016

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31,
	2015	2014
		(as adjusted)
Assets
Current assets:
Cash and cash equivalents	$248,005	$419,465
Accounts receivable, net of allowance for doubtful accounts of $1,176 and $1,199 as of December 31, 2015 and December 31, 2014, respectively	38,283	34,839
Inventory	15,043	15,332
Prepaid expenses and other current assets	39,965	34,795
Income tax receivable	58,152	16,488
Investments	415,199	338,592
Total current assets	814,647	859,511
Leasehold improvements, property and equipment, net	1,217,220	1,106,984
Long term investments	622,939	496,106
Other assets	48,321	42,777
Goodwill	21,939	21,939
Total assets	$2,725,066	$2,527,317
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$85,709	$69,613
Accrued payroll and benefits	64,958	73,894
Accrued liabilities	129,275	102,203
Total current liabilities	279,942	245,710
Deferred rent	251,962	219,414
Deferred income tax liability	32,305	21,561
Other liabilities	32,883	28,263
Total liabilities	597,092	514,948
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2015 and December 31, 2014, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,790 and 35,394 shares issued as of December 31, 2015 and December 31, 2014, respectively	358	354
Additional paid-in capital	1,172,628	1,038,932
Treasury stock, at cost, 5,206 and 4,367 common shares at December 31, 2015 and December 31, 2014, respectively	(1,234,612)	(748,759)
Accumulated other comprehensive income (loss)	(8,273)	(429)
Retained earnings	2,197,873	1,722,271
Total shareholders' equity	2,127,974	2,012,369
Total liabilities and shareholders' equity	$2,725,066	$2,527,317

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenue	$4,501,223	$4,108,269	$3,214,591
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	1,503,835	1,420,994	1,073,514
Labor	1,045,726	904,407	739,800
Occupancy	262,412	230,868	199,107
Other operating costs	514,963	434,244	347,401
General and administrative expenses	250,214	273,897	203,733
Depreciation and amortization	130,368	110,474	96,054
Pre-opening costs	16,922	15,609	15,511
Loss on disposal of assets	13,194	6,976	6,751
Total operating expenses	3,737,634	3,397,469	2,681,871
Income from operations	763,589	710,800	532,720
Interest and other income (expense), net	6,278	3,503	1,751
Income before income taxes	769,867	714,303	534,471
Provision for income taxes	(294,265)	(268,929)	(207,033)
Net income	$475,602	$445,374	$327,438
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(6,322)	(2,049)	596
Unrealized loss on investments, net of income taxes of $946, $0, and $0	(1,522)	-	-
Other comprehensive income (loss), net of income taxes	(7,844)	(2,049)	596
Comprehensive income	$467,758	$443,325	$328,034
Earnings per share:
Basic	$15.30	$14.35	$10.58
Diluted	$15.10	$14.13	$10.47
Weighted average common shares outstanding:
Basic	31,092	31,038	30,957
Diluted	31,494	31,512	31,281

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional	Treasury Stock			Accumulated Other
	Shares	Amount	Paid-In Capital	Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2012	34,912	$349	$816,612	3,819	$(521,518)	$949,459	$1,024	$1,245,926
Stock-based compensation			64,781					64,781
Stock plan transactions and other	333	3	97					100
Excess tax benefit on stock-based compensation, net of utilization of $29			38,350					38,350
Acquisition of treasury stock				393	(138,903)			(138,903)
Net income						327,438		327,438
Other comprehensive income (loss), net of income tax							596	596
Balance, December 31, 2013	35,245	$352	$919,840	4,212	$(660,421)	$1,276,897	$1,620	$1,538,288
Stock-based compensation			97,618					97,618
Stock plan transactions and other	149	2	(193)					(191)
Excess tax benefit on stock-based compensation			21,667					21,667
Acquisition of treasury stock				155	(88,338)			(88,338)
Net income						445,374		445,374
Other comprehensive income (loss), net of income tax							(2,049)	(2,049)
Balance, December 31, 2014	35,394	$354	$1,038,932	4,367	$(748,759)	$1,722,271	$(429)	$2,012,369
Stock-based compensation			59,465					59,465
Stock plan transactions and other	396	4	(211)					(207)
Excess tax benefit on stock-based compensation			74,442					74,442
Acquisition of treasury stock				839	(485,853)			(485,853)
Net income						475,602		475,602
Other comprehensive income (loss), net of income tax							(7,844)	(7,844)
Balance, December 31, 2015	35,790	$358	$1,172,628	5,206	$(1,234,612)	$2,197,873	$(8,273)	$2,127,974

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2015	2014	2013
Operating activities
Net income	$475,602	$445,374	$327,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,368	110,474	96,054
Deferred income tax (benefit) provision	11,666	(20,671)	2,103
Loss on disposal of assets	13,194	6,976	6,751
Bad debt allowance	(23)	9	19
Stock-based compensation expense	57,911	96,440	63,657
Excess tax benefit on stock-based compensation	(74,442)	(21,667)	(38,379)
Other	582	104	507
Changes in operating assets and liabilities:
Accounts receivable	(3,504)	(10,966)	(7,238)
Inventory	262	(2,307)	(1,950)
Prepaid expenses and other current assets	(5,259)	(658)	(6,806)
Other assets	(5,619)	1,071	(1,354)
Accounts payable	19,525	2,168	2,052
Accrued liabilities	(7,440)	35,019	12,020
Income tax payable/receivable	32,756	8,831	44,334
Deferred rent	32,911	27,025	25,715
Other long-term liabilities	4,826	4,845	3,857
Net cash provided by operating activities	683,316	682,067	528,780
Investing activities
Purchases of leasehold improvements, property and equipment	(257,418)	(252,590)	(199,926)
Purchases of investments	(559,372)	(521,004)	(387,639)
Maturities of investments	352,650	254,750	159,250
Net cash used in investing activities	(464,140)	(518,844)	(428,315)
Financing activities
Acquisition of treasury stock	(460,675)	(88,338)	(138,903)
Excess tax benefit on stock-based compensation	74,442	21,667	38,379
Stock plan transactions and other financing activities	(207)	(66)	173
Net cash used in financing activities	(386,440)	(66,737)	(100,351)
Effect of exchange rate changes on cash and cash equivalents	(4,196)	(224)	536
Net change in cash and cash equivalents	(171,460)	96,262	650
Cash and cash equivalents at beginning of year	419,465	323,203	322,553
Cash and cash equivalents at end of year	$248,005	$419,465	$323,203
Supplemental disclosures of cash flow information
Income taxes paid	$248,547	$280,687	$160,973
Increase (decrease) in purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$(2,870)	$9,424	$(1,736)
Increase in acquisition of treasury stock accrued in accrued liabilities	$25,178	$-	$-

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (collectively the “Company”) develops and operates fast-casual, fresh Mexican food restaurants. As of December 31, 2015, the Company operated 1,971 Chipotle restaurants throughout the United States. The Company also has 11 restaurants in Canada, seven in England, four in France, and one in Germany. Further, the Company operated 13 ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, as well as is an investor in a consolidated entity that owned and operated three Pizzeria Locale restaurants, a fast casual pizza concept. The Company manages its operations based on nine regions and has aggregated its operations to one reportable segment.

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

Revenue Recognition

Revenue from restaurant sales is recognized when payment is tendered at the point of sale. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities.

The Company sells gift cards which do not have an expiration date and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the Company determines the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over a six month period beginning at the date of the gift card sale and is included in revenue in the consolidated statement of income and comprehensive income. The Company has determined that 4% of gift card sales will not be redeemed and will be retained by the Company. Breakage recognized during the years ended December 31, 2015, 2014 and 2013 was $4,226, $3,146 and $1,976, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally-insured limits.  The Company has not experienced any losses related to these balances and believes the risk to be minimal.

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

Investments

Investments classified as “trading” securities are carried at fair value with any unrealized gain or loss being recorded in the consolidated statement of income and comprehensive income. Investments classified as “available-for-sale” are carried at fair market value with unrealized gains and losses, net of tax, included as a component of other comprehensive income (loss). Held-to-maturity securities are carried at amortized cost. The Company recognizes impairment charges on its investments in the consolidated statement of income and comprehensive income when management believes the decline in the fair value of the investment is other-than-temporary.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $9,554, $7,756 and $9,024 for the years ended December 31, 2015, 2014 and 2013, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss, if any, is reflected in loss on disposal of assets in the consolidated statement of income and comprehensive income.

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives of leasehold improvements, property and equipment. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	4-7 years
Equipment	3-10 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually, and the Company is required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company’s analysis, no impairment charges were recognized on goodwill for the years ended December 31, 2015, 2014 and 2013.

Other Assets

Other assets consist primarily of restricted cash assets of $22,572 and $19,889 as of December 31, 2015 and 2014, respectively, a rabbi trust as described further in Note 7, “Employee Benefit Plans,” transferable liquor licenses which are carried at the lower of fair value or cost, and rental deposits related to leased properties. Restricted cash assets are primarily insurance related restricted trust assets.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level, or in the case of a potential relocation or closure, at the restaurant level. The Company manages its restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2015, 2014 and 2013, an aggregate impairment charge of $6,675, $0 and $1,220, respectively, was recognized in loss on disposal of assets in the consolidated statement of income and comprehensive income. During the year ended December 31, 2015, the impairment charges resulted from an internally developed software program that the Company chose not to implement and the related hardware, the discontinued use of certain kitchen equipment from the Company’s restaurants, as well as restaurant relocations. Impairment charges for software and equipment write-offs were equal to the net book value of assets on the balance sheet. Fair value of relocated restaurants was determined using Level 3 inputs (as described below under “Fair Value Measurements”) based on a discounted cash flows method through the estimated date of closure.

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

Insurance Liability

The Company maintains various insurance policies including workers’ compensation, employee health, general liability, automobile, and property damage. Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and, where applicable, claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted. As of December 31, 2015 and 2014, $28,391 and $25,596, respectively, of the estimated liability was included in accrued payroll and benefits and $11,898 and $8,359, respectively, was included in accrued liabilities in the consolidated balance sheet.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $69,257, $57,290 and $44,389 for the years ended December 31, 2015, 2014 and 2013, respectively. Advertising and marketing costs are included in other operating costs in the consolidated statement of income and comprehensive income.

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

Fair Value Measurements

Fair value is the price the Company would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. For assets and liabilities recorded or disclosed at fair value on a recurring basis, the Company determines fair value based on the following:

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

Foreign Currency Translation

The Company’s international operations generally use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of other comprehensive income (loss) in the consolidated statement of income and comprehensive income.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2017. The expected adoption method of ASU 2014-09 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities."  The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning January 1, 2018. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Recently Adopted Accounting Standard

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of December 31, 2015 and to apply the guidance retrospectively to all periods presented. Accordingly, the Company reclassified the prior period amount of $18,968 related to its deferred tax asset from current to noncurrent, resulting in an offset to the noncurrent deferred income tax liability for the same amount for that period, according to the requirement to offset and present as a single amount. Because the application of this guidance affects classification only, such reclassifications did not have a material effect on the Company’s consolidated financial position or results of operations.

2. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:
	December 31,
	2015	2014
Land	$13,052	$11,062
Leasehold improvements and buildings	1,419,418	1,267,108
Furniture and fixtures	142,825	127,260
Equipment	362,800	315,230
	1,938,095	1,720,660
Accumulated depreciation	(720,875)	(613,676)
	$1,217,220	$1,106,984

Accrued liabilities were as follows:
	December 31,
	2015	2014
Gift card liability	$51,055	$48,105
Transaction tax payable	15,634	22,929
Treasury stock liability	25,178	0
Other accrued expenses	37,408	31,169
	$129,275	$102,203

3.  Investments

As of December 31, 2015, the Company’s investments, consisting of U.S. treasury notes with maturities up to approximately two years, were classified as available-for-sale.  As of December 31, 2014, the Company’s investments consisted of U.S. treasury notes and CDARS, certificates of deposit placed through an account registry service, with maturities up to approximately two years, and were classified as held-to-maturity. Fair market value of U.S. treasury notes is measured on a recurring basis based on Level 1 inputs and fair market value of CDARS is measured on a recurring basis based on Level 2 inputs (level inputs are described in Note 1 under “Fair Value Measurements”).

The Company designates the appropriate classification of its investments at the time of purchase based upon the intended holding period. During the year ended December 31, 2015, the Company transferred the classification of its investments from held-to-maturity to available-for-sale due to anticipated liquidity needs related to increased repurchases of shares of the Company’s common stock.  The carrying value of held-to-maturity securities transferred to available-for-sale during the year ended December 31, 2015 was $1,040,850 and the fair market value of those securities was determined to be $1,038,138, resulting in an unrealized holding loss of $2,712. As a result, the Company recorded $2,468  ($1,522, net of tax) of unrealized holding losses in other comprehensive income (loss), and an other-than-temporary impairment charge of $244 in interest and other income (expense), in the consolidated statement of income and comprehensive income. The Company determined its investments approximated fair value as of December 31, 2014, and no impairment charges were recognized on the Company’s investments for the years ended December 31, 2014 and 2013.

The Company has elected to fund certain deferred compensation obligations through a rabbi trust, the assets of which are designated as trading securities, as described further in Note 7. “Employee Benefit Plans.”

4. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
	2015	2014	2013
Current tax:
U.S. Federal	$244,470	$248,219	$165,731
U.S. State	37,957	41,225	39,136
Foreign	172	156	63
	282,599	289,600	204,930
Deferred tax:
U.S. Federal	11,000	(13,890)	5,238
U.S. State	699	(6,740)	(3,105)
Foreign	(2,288)	(3,075)	(1,330)
	9,411	(23,705)	803
Valuation allowance	2,255	3,034	1,300
Provision for income taxes	$294,265	$268,929	$207,033

Actual taxes paid for each tax period were less than the current tax expense due to the excess tax benefit on stock-based compensation of $74,442, $21,667, and $38,379 during the years ended December 31, 2015, 2014, and 2013, respectively.

The effective tax rate differs from the statutory tax rates as follows:

	Year ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	3.6	3.7	4.2
Other	(0.4)	(1.1)	(0.5)
Effective income tax rate	38.2%	37.6%	38.7%

In 2015 and 2014, the effective tax rate was lower than 2013 because there was a decrease in the state tax rate. Additionally, 2014 included a benefit from filing the 2013 tax returns, which included a non-recurring change in the estimate of usable employer credits.

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31,
	2015	2014
		(as adjusted)
Long-term deferred income tax liability:
Leasehold improvements, property and equipment	$192,125	$175,808
Goodwill and other assets	1,696	1,519
Prepaid assets and other	8,297	6,091
Total long-term deferred income tax liability	202,118	183,418
Long-term deferred income tax asset:
Deferred rent	57,716	52,147
Gift card liability	3,171	1,451
Capitalized transaction costs	502	503
Stock-based compensation and other employee benefits	83,058	87,713
Foreign net operating loss carry-forwards	11,407	8,618
State credits	4,783	4,281
Allowances, reserves and other	18,577	14,656
Valuation allowance	(9,401)	(7,512)
Total long-term deferred income tax asset	169,813	161,857
Net long-term deferred income tax liability	$32,305	$21,561

As described in Note 1, the Company elected to early adopt FASB guidance ASU 2015-17 “Income Taxes” as of December 31, 2015 and to apply the guidance retrospectively to all periods presented related to the classification of current and noncurrent deferred tax assets and liabilities. Accordingly, the Company reclassified the prior period amount of $18,968 related to its net deferred tax asset from current to noncurrent, resulting in an offset to the noncurrent deferred income tax liability for the same amount for that period.

The unrecognized tax benefits are as follows:

	2015	2014	2013
Beginning of year	1,342	-	-
Increase resulting from prior year tax position	402	-	-
Increase resulting from current year tax position	2,032	1,342	-
End of year	$3,776	$1,342	$-

The Company is open to federal and state tax audits until the applicable statutes of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2012. For the majority of states where the Company has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2012. Some of the Company’s foreign net operating losses began expiring in 2015.

5. Shareholders’ Equity

Through December 31, 2015, the Company announced authorizations by its Board of Directors of the expenditure of an aggregate of up to $1,300,000 to repurchase shares of the Company’s common stock. The Company announced that its Board of Directors authorized the expenditure of up to an additional $300,000 on January 6, 2016 and $300,000 on February 2, 2016 to repurchase shares of its common stock. Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions.

The shares of common stock repurchased under authorized programs were 839,  154 and 336 for a total cost of $485,841, $87,996 and $109,987 during 2015, 2014 and 2013, respectively. As of December 31, 2015, $116,394 was available to be repurchased under the authorized programs. The Company repurchased 609 shares of common stock for a total cost of $270,013 from January 1, 2016 through February 3, 2016 under programs announced on December 4, 2015 and January 6, 2016. The shares repurchased are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors.

During 2015, 2014, and 2013, shares of common stock were netted and surrendered as payment for minimum statutory tax withholding obligations in connection with the exercise and vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by the Company but are not part of publicly announced share repurchase programs. For the years ended December 31, 2015, 2014, and 2013, the Company’s repurchases in connection with such netting and surrender were less than 1 share, 1 share, and 57 shares for a total cost of $12,  $342, and $28,916 respectively.

6. Stock Based Compensation

The Company issues shares pursuant to the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan (the “2011 Incentive Plan”), approved at the annual shareholders’ meeting on May 13, 2015. Shares issued pursuant to awards granted prior to the 2011 Incentive Plan were issued subject to previous stock plans. For purposes of counting the shares remaining available under the 2011 Incentive Plan, each share issuable pursuant to outstanding full value awards, such as restricted stock units and performance shares, will count as two shares used, whereas each share underlying a stock appreciation right or stock option will count as one share used. Under the 2011 Incentive Plan, 5,560 shares of common stock have been authorized and reserved for issuance to eligible participants, of which 2,988 represent shares that were authorized for issuance but not issued or subject to outstanding awards at December 31, 2015. The 2011 Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted or to delegate its authority under the plan to the Company’s executive officers to make grants to non-executive officer level employees, to determine the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for stock awards granted under the 2011 Incentive Plan cannot be less than fair market value at the date of grant.

Stock only stock appreciation rights (“SOSARs”) generally vest equally over two and three years and expire after seven years. Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. The Company has also granted SOSARs and stock awards with performance vesting conditions and/or market vesting conditions. Compensation expense on SOSARs subject to performance conditions is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense on stock awards subject to performance conditions, which is based on the quantity of awards the Company has determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Stock-based compensation recognized as capitalized development is included in leasehold improvements, property and equipment in the consolidated balance sheet. The following table sets forth stock-based compensation expense, including SOSARs and stock awards:

	Year ended December 31,
	2015	2014	2013
Stock-based compensation expense	$59,465	$97,618	$64,781
Stock-based compensation expense, net of tax	36,666	60,084	39,465
Stock-based compensation expense recognized as capitalized development	1,554	1,178	1,124

The tables below summarize the option and SOSAR activity under the stock incentive plans (in thousands, except years and per share data):

	2015		2014		2013
	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
Outstanding, beginning of year	2,087	$395.46	1,690	$312.44	1,449	$274.92
Granted	379	$659.12	764	$545.66	672	$320.21
Exercised	(716)	$297.25	(315)	$310.32	(369)	$176.23
Forfeited	(56)	$554.73	(52)	$419.74	(62)	$329.76
Outstanding, end of year	1,694	$490.70	2,087	$395.46	1,690	$312.44

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	1,694	$490.70	4.9	$92,773
Vested and expected to vest as of December 31, 2015	1,640	$486.10	4.8	$92,622
Exercisable as of December 31, 2015	321	$339.72	3.5	$45,112

During the years ended December 31, 2014, and 2013, the Company granted SOSARs that include performance conditions, in amounts totaling 220 and 191 shares, respectively. No SOSARs that include performance conditions were granted during 2015. As of December 31, 2015,  426 SOSARs that include performance conditions were outstanding, of which 316 awards had met the performance conditions.  In addition to time vesting described above, the shares vest upon achieving a targeted cumulative cash flow from operations. The total intrinsic value of options and SOSARs exercised during the years ended December 31, 2015, 2014 and 2013 was $260,466, $88,245 and $91,178. Unearned compensation as of December 31, 2015 was $40,298 for SOSAR awards, and is expected to be recognized over a weighted average period of 1.5 years.

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value SOSAR awards granted for each year:

	2015	2014	2013
Risk-free interest rate	1.1%	0.8%	0.5%
Expected life (years)	3.4	3.4	3.4
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	30.8%	33.3%	35.4%
Weighted-average Black-Scholes fair value per share at date of grant	$156.32	$136.18	$82.51

The Company has not paid dividends to date and does not plan to pay dividends in the near future. The risk-free interest rate is based upon U.S. Treasury rates for instruments with similar terms. The volatility assumption was based on the Company’s historical data and implied volatility, and the expected life assumptions were based on the Company’s historical data.

A summary of non-vested stock award activity under the stock incentive plans is as follows (in thousands, except per share data):

	2015		2014		2013
	Shares	Grant Date Fair Value Per Share	Shares	Grant Date Fair Value Per Share	Shares	Grant Date Fair Value Per Share
Outstanding, beginning of year	70	$525.60	71	$520.27	120	$218.34
Granted	47	$785.32	2	$495.92	68	$527.45
Vested	(1)	$413.07	(2)	$284.11	(117)	$215.76
Forfeited	-	$534.55	(1)	$410.55	—	$—
Outstanding, end of year	116	$511.88	70	$525.60	71	$520.27

At December 31, 2015,  106 of the outstanding non-vested stock awards were subject to performance and/or market conditions, in addition to service vesting conditions. During the year ended December 31, 2013, the Company granted 66 stock awards that were subject to both service and performance vesting conditions (“the 2013 stock awards”). The quantity of shares that ultimately vest is determined based on the cumulative cash flow from operations reached during the three year period ending on September 30, 2016.  The quantity of shares awarded ranges from 0% to 100% based on the level of achievement of the performance conditions. If the cumulative cash flow from operations during the three year period does not reach a specified level, no shares will vest. During the year ended December 31, 2015, the Company reduced its estimate of the number of the 2013 stock awards that it expects will vest, which resulted in a cumulative adjustment to expense of $10,851  ($6,691 net of tax as well as $.22 to basic and $.21 diluted earnings per share).

During the year ended December 31, 2015, the Company awarded 40 performance shares that were subject to service, performance, and market vesting conditions (“the 2015 stock awards”). The quantity of shares that will ultimately vest is determined based on Chipotle’s relative performance versus a restaurant industry peer group in the annual average of: revenue growth, net income growth, and total shareholder return. The quantity of shares awarded ranges from 0% to 200% based on the level of achievement of the performance and market conditions. If minimum targets are not met, then no shares will vest. Each performance and market measure will be weighted equally, and performance is calculated over a three year period beginning January 1, 2015 through December 31, 2017. During the year ended December 31, 2015, the Company reduced its estimate of the number of the 2015 stock awards that it expects will vest, which resulted in a cumulative adjustment to expense of $1,344  ($829 net of tax and $.03 to basic and diluted earnings per share).

The Company’s measurement of the grant date fair value of the 2015 stock awards included using a Monte Carlo simulation model, which incorporates into the fair-value determination the possibility that the market condition may not be satisfied, using the following assumptions:

2015
Risk-free interest rate	1.0%
Expected life (years)	2.9
Expected dividend yield	0.0%
Volatility	33.7%

Unearned compensation as of December 31, 2015 was $19,511 for non-vested stock awards the Company has determined are probable of vesting, and is expected to be recognized over a weighted average period of 1.6 years. The fair value of shares earned as of the vesting date during the year ended December 31, 2015, 2014, and 2013 was $634,  $783, and $58,941, respectively.

7. Employee Benefit Plans

The Company maintains the Chipotle Mexican Grill 401(k) Plan (the “401(k) Plan”). The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2015, 2014, and 2013, Company matching contributions totaled approximately $4,995, $3,881 and $2,644, respectively.

The Company also offers an employee stock purchase plan (“ESPP”). Employees become eligible to contribute after one year of service with the Company and may contribute up to 15% of their base earnings, subject to an annual maximum dollar amount, toward the monthly purchase of the Company’s common stock. Under the ESPP, 250 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 248 represent shares that were authorized for issuance but not issued at December 31, 2015.  For each of the years ended December 31, 2015, 2014, and 2013, the number of shares issued under the ESPP were less than 1.

The Company also maintains the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2015 and 2014 were $18,331 and $16,147, respectively, and are included in other long-term liabilities in the consolidated balance sheet. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2015, 2014, and 2013, the Company made deferred compensation matches of $617, $536 and $201 respectively, to the Deferred Plan.

The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs (quoted prices for identical assets in active markets), and the fair values of the investments in the rabbi trust were $18,331 and $16,147 as of December 31, 2015 and 2014, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income and comprehensive income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the Deferred Plan liability. The following table sets forth unrealized gains and losses on investments held in the rabbi trust:

	Year ended December 31,
	2015	2014	2013
Unrealized gains (losses) on investments held in rabbi trust	$(571)	$184	$722

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

Future minimum lease payments required under existing operating leases as of December 31, 2015 are as follows:

2016	$239,683
2017	241,366
2018	244,698
2019	245,251
2020	239,933
Thereafter	2,257,081
Total minimum lease payments	$3,468,012

Minimum lease payments have not been reduced by minimum sublease rentals of $6,217 due in the future under non-cancelable subleases.

Rental expense consists of the following:

	Year ended December 31,
	2015	2014	2013
Minimum rentals	$227,602	$200,575	$178,395
Contingent rentals	$4,542	$4,616	$2,719
Sublease rental income	$(1,879)	$(1,838)	$(1,726)

The Company has six sales and leaseback transactions. These transactions do not qualify for sale leaseback accounting because of the Company’s deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $3,060 and $3,233 as of December 31, 2015, and 2014, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities in the consolidated balance sheet.

9. Earnings Per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share (“diluted EPS”) is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying SOSARs and non-vested stock awards (collectively “stock awards”). Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Stock awards are excluded from the calculation of diluted EPS in the event they are subject to performance conditions or antidilutive. The following stock awards were excluded from the calculation of diluted EPS:

	Year ended December 31,
	2015	2014	2013
Stock awards subject to performance conditions	266	385	381
Stock awards that were antidilutive	289	232	393
Total stock awards excluded from diluted earnings per share	555	617	774

The following table sets forth the computations of basic and diluted earnings per share:

	Year ended December 31,
	2015	2014	2013
Net income	$475,602	$445,374	$327,438
Shares:
Weighted average number of common shares outstanding	31,092	31,038	30,957
Dilutive stock awards	402	474	324
Diluted weighted average number of common shares outstanding	31,494	31,512	31,281
Basic earnings per share	$15.30	$14.35	$10.58
Diluted earnings per share	$15.10	$14.13	$10.47

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

Litigation

Receipt of Grand Jury Subpoenas

In December 2015, the Company was served with a Federal Grand Jury Subpoena from the U.S. District Court for the Central District of California in connection with an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations.  The subpoena required the Company to produce a broad range of documents related to a Chipotle restaurant in Simi Valley, California, that experienced an isolated norovirus incident during August 2015.  On January 28, 2016, the Company was served with an additional subpoena broadening the investigation and requiring the production of documents and information related to company-wide food safety matters dating back to January 1, 2013.  The Company has been informed that this subpoena supersedes the subpoena served in December 2015, which has been withdrawn. The Company intends to fully cooperate in the investigation.  It is not possible at this time to determine whether the Company will incur, or to reasonably estimate the amount of, any fines or penalties in connection with the investigation pursuant to which the subpoena was issued.

 Shareholder Class Action

On January 8, 2016, Susie Ong filed a complaint in the U.S. District Court for the Southern District of New York on behalf of a purported class of purchasers of shares of the Company’s common stock between February 4, 2015 and January 5, 2016.  The complaint purports to state claims against the Company, each of its co-Chief Executive Officers and its Chief Financial Officer under Sections 10(b) and 20(a) of the Exchange Act and related rules, based on the Company’s alleged failure during the claimed class period to disclose material information about the Company’s quality controls and safeguards in relation to consumer and employee health. The complaint asserts that those failures and related public statements were false and misleading and that, as a result, the market price of the Company’s stock was artificially inflated during the claimed class period. The complaint seeks damages on behalf of the purported class in an unspecified amount, interest, and an award of reasonable attorneys’ fees, expert fees and other costs.  The Company intends to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from the case.

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

11. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2015
	March 31	June 30	September 30	December 31
Revenue	$1,089,043	$1,197,783	$1,216,890	$997,507
Operating income	$197,801	$227,416	$234,759	$103,613
Net income	$122,641	$140,204	$144,883	$67,874
Basic earnings per share	$3.95	$4.51	$4.65	$2.19
Diluted earnings per share	$3.88	$4.45	$4.59	$2.17

	2014
	March 31	June 30	September 30	December 31
Revenue	$904,163	$1,050,073	$1,084,222	$1,069,811
Operating income	$135,650	$179,842	$207,436	$187,872
Net income	$83,069	$110,270	$130,801	$121,234
Basic earnings per share	$2.67	$3.55	$4.22	$3.91
Diluted earnings per share	$2.64	$3.50	$4.15	$3.84

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, we implemented a new human resource information and payroll system.  We continued to integrate the software with our processes, systems, and controls in the quarter ended December 31, 2015.  There were no other changes during the fiscal quarter ended December 31, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. This report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Chipotle Mexican Grill, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chipotle Mexican Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chipotle Mexican Grill, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 4, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 4, 2016

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2015.

ITEM  11.EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2015.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of December 31, 2015. All options/SOSARs reflected are options to purchase common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
Equity Compensation Plans Approved by Security Holders	1,810,275	$490.70	3,236,113
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	1,810,275	$490.70	3,236,113

(1)Includes shares issuable in connection with awards with performance and market conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of SOSARs only.

(2)Includes 2,988,301 shares remaining available under the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan, and 247,812 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2015, all of the shares available for grant under the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan may instead be issued in the form of restricted stock, restricted stock units, performance shares or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2015.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2015.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2015.

PART IV

ITEM  15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Date: February 4, 2016

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

Signature	Date	Title
/s/ STEVE ELLS	February 4, 2016	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Steve Ells
/s/ MONTGOMERY F. MORAN	February 4, 2016	Co-Chief Executive Officer (principal executive officer)
Montgomery F. Moran
/s/ JOHN R. HARTUNG	February 4, 2016	Chief Financial Officer (principal financial and accounting officer)
John R. Hartung
/s/ ALBERT S. BALDOCCHI	February 4, 2016	Director
Albert S. Baldocchi
/s/ JOHN S. CHARLESWORTH	February 4, 2016	Director
John S. Charlesworth
/s/ NEIL W. FLANZRAICH	February 4, 2016	Director
Neil W. Flanzraich
/s/ PATRICK J. FLYNN	February 4, 2016	Director
Patrick J. Flynn
/s/ DARLENE J. FRIEDMAN	February 4, 2016	Director
Darlene J. Friedman
/s/ STEPHEN GILLETT	February 4, 2016	Director
Stephen Gillett
/s/ KIMBAL MUSK	February 4, 2016	Director
Kimbal Musk

EXHIBIT INDEX

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-A/A	001-32731	December 16, 2009	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	July 19, 2013	3.2
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. (implementing simple majority voting)	8-K	001-32731	May 15, 2015	3.1
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. (removing plurality voting standard)	8-K	001-32731	May 15, 2015	3.2
3.5	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.	8-K	001-32731	September 4, 2015	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
10.1†	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	8-K	001-32731	May 15, 2015	10.1
10.2†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan	10-K	001-32731	February 17, 2011	10.2
10.2.3†	Form of 2009 Stock Appreciation Rights Agreement	10-K	001-32731	February 19, 2009	10.2.7
10.2.4†	Form of 2011 Stock Appreciation Rights Agreement	10-K	001-32731	February 17, 2011	10.2.10
10.2.5†	Form of 2011 Performance-Based Stock Appreciation Rights Agreement	10-K	001-32731	February 17, 2011	10.2.11
10.3†	Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	8-K	001-32731	May 26, 2011	10.1
10.3.1†	Form of Board Restricted Stock Units Agreement	10-Q	001-32731	July 22, 2014	10.1
10.3.2†	Form of 2013 Performance Share Agreement	10-Q	001-32731	May 23, 2008	10.3
10.3.3†	Form of Performance Share Agreement	10-Q	001-32731	April 22, 2015	10.2
10.3.4†	Form of Stock Appreciation Rights Agreement	10-Q	001-32731	April 20, 2012	10.1
10.3.5†	Form of Performance-Based Stock Appreciation Rights Agreement	10-Q	001-32731	April 20, 2012	10.2
10.3.6†	Amendment No. 1 to Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	10-K	001-32731	February 10, 2012	10.3.1
10.4	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders	10-K	001-32731	March 17, 2006	10.6
10.5†	Board Pay Policies	10-Q	001-32731	April 22, 2015	10.1
10.6†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan	10-K	001-32731	February 23, 2007	10.11
10.6.1†	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan	10-Q	001-32731	August 1, 2007	10.1
10.6.2†	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan	10-Q	001-32731	October 31, 2007	10.1
10.7†	Form of Director and Officer Indemnification Agreement	8-K	001-32731	March 21, 2007	10.1

10.8†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan	10-K	001-32731	February 10, 2012	10.11
10.9†	Chipotle Mexican Grill, Inc. 2014 Cash Incentive Plan	10-Q	001-32731	July 19, 2013	10.1
21.1	Subsidiaries of Chipotle Mexican Grill, Inc.	-	-	-	-	X
23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.)	-	-	-	-	X
24.1	Power of Attorney (included on signature page of this report)	-	-	-	-	X
31.1	Certification of Chairman and Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements	-	-	-	-	X

†-denotes management contract or compensatory plan or arrangement.