Form 10-Q
period 2016-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2016-04-27
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 22, 2016 there were 29,201,412 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM  1.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$250,805	$248,005
Accounts receivable, net of allowance for doubtful accounts of $1,136 and $1,176 as of March 31, 2016 and December 31, 2015, respectively	23,692	38,283
Inventory	16,885	15,043
Prepaid expenses and other current assets	48,317	39,965
Income tax receivable	35,041	58,152
Investments	-	415,199
Total current assets	374,740	814,647
Leasehold improvements, property and equipment, net	1,241,602	1,217,220
Long term investments	455,679	622,939
Other assets	46,860	48,321
Goodwill	21,939	21,939
Total assets	$2,140,820	$2,725,066
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$76,606	$85,709
Accrued payroll and benefits	80,606	64,958
Accrued liabilities	114,751	129,275
Total current liabilities	271,963	279,942
Deferred rent	260,652	251,962
Deferred income tax liability	35,735	32,305
Other liabilities	32,216	32,883
Total liabilities	600,566	597,092
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,797 and 35,790 shares issued as of March 31, 2016 and December 31, 2015, respectively	358	358
Additional paid-in capital	1,184,143	1,172,628
Treasury stock, at cost, 6,449 and 5,206 common shares at March 31, 2016 and December 31, 2015, respectively	(1,811,237)	(1,234,612)
Accumulated other comprehensive income (loss)	(4,451)	(8,273)
Retained earnings	2,171,441	2,197,873
Total shareholders' equity	1,540,254	2,127,974
Total liabilities and shareholders' equity	$2,140,820	$2,725,066

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue	$834,459	$1,089,043
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	294,166	369,026
Labor	257,681	244,151
Occupancy	70,592	63,185
Other operating costs	155,189	113,541
General and administrative expenses	62,010	63,061
Depreciation and amortization	34,788	30,643
Pre-opening costs	4,421	3,435
Loss on disposal of assets	2,216	4,200
Total operating expenses	881,063	891,242
Income (loss) from operations	(46,604)	197,801
Interest and other income (expense), net	2,126	1,223
Income (loss) before income taxes	(44,478)	199,024
Benefit (provision) for income taxes	18,046	(76,383)
Net income (loss)	$(26,432)	$122,641
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	1,929	(4,712)
Unrealized gain (loss) on investments, net of income taxes of $1,182 and $0	1,893	-
Other comprehensive income (loss), net of income taxes	3,822	(4,712)
Comprehensive income (loss)	$(22,610)	$117,929
Earnings (loss) per share:
Basic	$(0.88)	$3.95
Diluted	$(0.88)	$3.88
Weighted average common shares outstanding:
Basic	29,893	31,036
Diluted	29,893	31,592

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2016	2015
Operating activities
Net income (loss)	$(26,432)	$122,641
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,788	30,643
Deferred income tax (benefit) provision	2,259	(5,551)
Loss on disposal of assets	2,216	4,200
Bad debt allowance	(40)	(27)
Stock-based compensation expense	10,505	16,986
Excess tax benefit on stock-based compensation	(680)	(10,827)
Other	(174)	119
Changes in operating assets and liabilities:
Accounts receivable	14,642	13,300
Inventory	(1,833)	(737)
Prepaid expenses and other current assets	(8,337)	(2,516)
Other assets	1,468	(3,825)
Accounts payable	(8,852)	14,831
Accrued liabilities	10,397	(21,367)
Income tax payable/receivable	23,796	75,314
Deferred rent	8,569	6,780
Other long-term liabilities	(613)	2,755
Net cash provided by operating activities	61,679	242,719
Investing activities
Purchases of leasehold improvements, property and equipment	(62,921)	(59,363)
Purchases of investments	-	(139,114)
Maturities of investments	45,000	95,000
Proceeds from sale of investments	540,648	-
Net cash provided by (used in) investing activities	522,727	(103,477)
Financing activities
Acquisition of treasury stock	(583,802)	(23,249)
Excess tax benefit on stock-based compensation	680	10,827
Stock plan transactions and other financing activities	(10)	(119)
Net cash used in financing activities	(583,132)	(12,541)
Effect of exchange rate changes on cash and cash equivalents	1,526	(3,209)
Net change in cash and cash equivalents	2,800	123,492
Cash and cash equivalents at beginning of period	248,005	419,465
Cash and cash equivalents at end of period	$250,805	$542,957

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

 (dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (collectively the “Company”), develops and operates fast-casual, fresh Mexican food restaurants (“Chipotle restaurants”). As of March 31, 2016, the Company operated 2,023 Chipotle restaurants throughout the United States. The Company also had 13 Chipotle restaurants in Canada, seven in England, four in France, and one in Germany. Further, the Company operated 14 ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, as well as is an investor in a consolidated entity that owned and operated four Pizzeria Locale restaurants, a fast-casual pizza concept.  The Company operated nine regions during the first quarter 2016 and has aggregated its operations to one reportable segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

2. Recent Accounting Standards

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The pronouncement requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet and disclosure of key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method.  While the Company is currently evaluating the provisions of ASU No. 2016-02 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. The impact of the adoption of ASU 2016-09 has not yet been determined.

Recently Adopted Accounting Standards

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement was effective for reporting periods beginning after December 15, 2015, and the company has elected to adopt the guidance prospectively. The adoption of ASU 2014-12 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement was effective for reporting periods beginning after December 15, 2015, and the Company has elected to adopt the guidance prospectively. The adoption of ASU 2015-05 did not have a significant impact on the Company’s consolidated financial position or results of operations.

3. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments are carried at fair market value and are classified as available-for-sale.  Investments consist of U.S. treasury notes with maturities up to approximately two years.  Fair value of investments is measured using Level 1 inputs (quoted prices for identical assets in active markets).

The following is a summary of available-for-sale securities:

	March 31,	December 31,
	2016	2015
Amortized cost	$455,072	$1,040,850
Gross unrealized gains (losses)	607	(2,712)
Fair market value	$455,679	$1,038,138

Realized gains from sales of available-for-sale securities were $547 and $0 during the three months ended March 31, 2016 and 2015, respectively. The Company records gains and losses from sales of available-for-sale securities in interest and other income (expense) in the consolidated statement of operations.

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $17,179 and $18,331 as of March 31, 2016 and December 31, 2015, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of operations, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan.  The following table sets forth unrealized gains and losses on investments held in the rabbi trust:

	Three months ended March 31,
	2016	2015
Unrealized gains (losses) on investments held in rabbi trust	$102	$139

4. Shareholders’ Equity

During the three months ended March 31, 2016, the Company repurchased 1,243 shares of common stock under authorized programs, for a total cost of $576,625. The cumulative shares repurchased under authorized programs as of March 31, 2016 were 6,295 for a total cost of $1,760,552. As of March 31, 2016, $139,807 was available to repurchase shares under the current repurchase authorizations. Subsequent to March 31, 2016, the Company repurchased 149 shares of common stock for a total cost of $68,413.  Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

5. Stock-based Compensation

During the three months ended March 31, 2016, the Company granted stock only stock appreciation rights (“SOSARs”) on 423 shares of its common stock to eligible employees. The weighted average grant date fair value of the SOSARs was $115.19 per share with a weighted average exercise price of $461.19 per share based on the closing price of common stock on the date of grant. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the three months ended March 31, 2016, 19 SOSARs were exercised, and 20 SOSARs were forfeited.

During the first quarter of 2016, the Company awarded shares that are subject to both service and market vesting conditions. The quantity of shares that will vest may range from 0% to 400% of a targeted number of shares, and will be determined based on the price of the Company’s common stock reaching certain targets for a consecutive number of days during the three year period starting on the grant date.  If the minimum defined stock price target is not met, then no shares will vest.

The following table sets forth total stock based compensation expense:

	Three months ended March 31,
	2016	2015
Stock based compensation expense	$10,847	$16,561
Stock based compensation expense (net of tax)	$6,632	$10,213
Stock based compensation expense recognized as capitalized development	$342	$425

The Company adjusted its estimate of stock awards expected to vest based on performance conditions, which resulted in a cumulative reduction of expense of $6,031  ($3,687 net of tax and $0.12 to basic and diluted earnings (loss) per share).

6. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share (“diluted EPS”) is calculated using income (loss) available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include common shares related to SOSARs and non-vested stock awards (collectively “stock awards”). Stock awards are excluded from the calculation of diluted EPS in the event they are subject to performance conditions or are antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. There was no dilution for the three months ended March 31, 2016 because the Company incurred a net loss and the effect would have been antidilutive.

The following stock awards were excluded from the calculation of diluted earnings (loss) per share:

	Three months ended March 31,
	2016	2015
Stock awards subject to performance conditions	312	304
Stock awards that were antidilutive	1,367	131
Total stock awards excluded from diluted earnings (loss) per share	1,679	435

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2016	2015
Net income (loss)	$(26,432)	$122,641
Shares:
Weighted average number of common shares outstanding	29,893	31,036
Dilutive stock awards	-	556
Diluted weighted average number of common shares outstanding	29,893	31,592
Basic earnings (loss) per share	$(0.88)	$3.95
Diluted earnings (loss) per share	$(0.88)	$3.88

7. Commitments and Contingencies

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

Shareholder Derivative Actions

On March 21, 2016, Jessica Oldfather filed a shareholder derivative action in the Court of Chancery of the State of Delaware alleging that the Company’s Board of Directors and officers breached their fiduciary duties in connection with allegedly excessive compensation awarded from 2011 to 2015 under the Company’s stock incentive plan. On April 6, 2016, Uri Skorski filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Oldfather complaint and also alleging that the Company’s Board of Directors and officers breached their fiduciary duties in connection with the Company’s alleged failure to disclose material information about the Company’s food safety policies and procedures. On April 15, 2016, Mark Arnold and Zachary Arata filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Skorski complaint.  Each of these actions purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records. The Company intends to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections for 2016 of our number and type of new restaurant openings, changes in restaurant operating costs and general and administrative expenses, as well as discussion of possible stock repurchases and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2015, as updated in Part II, Item 1.A of this report.

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

2016 Highlights

Food-Borne Illness Related Issues. Beginning in the fourth quarter of 2015, significant publicity regarding a number of food-borne illness incidents associated with Chipotle restaurants in as many as 15 states had a severe adverse impact on our sales and profitability.  As a result of these incidents and continued unfavorable publicity into the first quarter of 2016, comparable restaurant sales declined 29.7% for the first quarter of 2016.  Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation.   Due to the uncertainties created by the food-borne illness incidents, we are unable to provide estimates of future changes in comparable restaurant sales.

Our numerous steps to address the food-borne illness issues resulted in higher restaurant level costs as a percent of revenue, including  increased other operating expenses for advertising and promotional spend, increased food costs resulting from changed food safety protocols, and higher labor as we fully staffed restaurants during sales promotions that occurred in the first quarter.  We expect food, beverage, and packaging costs to remain consistent as a percentage of revenue with the first quarter of 2016, and we expect that remaining restaurant level operating costs as a percentage of revenue for full year 2016 will increase compared with 2015, but will be lower than the first quarter.

Sales. Average restaurant sales were $2.230 million as of March 31, 2016. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months, and as a result, the foregoing average restaurant sales include approximately seven months of operations prior to the adverse impact of the food-borne illness incidents described above. Accordingly, average restaurant sales will decrease further as long as we continue to post comparable restaurant sales declines. In the first three months of 2016, our comparable restaurant sales decreased 29.7%.  Comparable restaurant sales decreases in the first three months of 2016 were driven primarily by a decrease in the number of transactions at our restaurants, and to a lesser extent by a decrease in average check, including the impact of sales promotions conducted during the quarter.

Restaurant Development. As of March 31, 2016, we had 2,066 restaurants in operation, including 2,023 Chipotle restaurants throughout the United States, with an additional 13 Chipotle restaurants in Canada, seven in England, four in France, and one in Germany. Our restaurants also included 14 ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, and four Pizzeria Locale restaurants, a fast-casual pizza concept in which we are an investor through a consolidated entity. We opened 58 restaurants during the three months ended March 31, 2016. We expect new restaurant openings in the range of 220 to 235 for the full year 2016, including a small number of international, ShopHouse and Pizzeria Locale restaurants.

Food With Integrity. In all of our restaurants, we endeavor to serve only meats that were raised without the use of non-therapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. We brand these meats as “Responsibly Raised TM.”  In addition, a portion of some of the produce items we served was organically grown. A portion of the beans we serve is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. The sour cream and cheese we buy is made with milk that comes from cows that were not given rBGH. Milk used to make much of our cheese and all of our sour cream is sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows. Further, we have eliminated (as further described on our website) genetically modified organisms, or GMOs, from the ingredients in our food (not including beverages) in U.S. Chipotle restaurants. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet containing GMOs. We will continue to search for quality ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

Stock Repurchases.  During the three months ended March 31, 2016,  we repurchased over 1.2 million shares of common stock under programs authorized by our Board of Directors, for a total cost of $576.6 million. As of March 31, 2016, $139.8 million was available to repurchase shares under the current repurchase authorizations. Our stock repurchases are effectuated pursuant to an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. Repurchase agreements and the Board’s authorization of the repurchases may generally be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended March 31,
	2016	2015
Beginning of period	2,010	1,783
Openings	58	49
Relocations	(2)	(1)
Total restaurants at end of period	2,066	1,831

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section.

Revenue

	Three months ended March 31,		% increase (decrease)
	2016	2015	2016 over 2015
	(dollars in millions)
Revenue	$834.5	$1,089.0	(23.4%)
Average restaurant sales	$2.230	$2.516	(11.4%)
Comparable restaurant sales	(29.7%)	10.4%
Number of restaurants as of the end of the period	2,066	1,831	12.8%
Number of restaurants opened in the period, net of relocations	56	48

The significant factors contributing to the decrease in revenue were a decrease in comparable restaurant sales, partially offset by new restaurant openings. For the three months ended March 31, 2016, comparable restaurant sales decreased $322.4 million, while revenue from restaurants not yet in the comparable restaurant base contributed $67.9 million, of which $8.1 million was attributable to restaurants opened in 2016.  The decrease in comparable restaurant sales was attributable to a decrease in the number of transactions in our restaurants, and to a lesser extent, a decrease in the average check.

Food, Beverage and Packaging Costs

	Three months ended March 31,		% decrease
	2016	2015	2016 over 2015
	(dollars in millions)
Food, beverage and packaging	$294.2	$369.0	(20.3%)
As a percentage of revenue	35.3%	33.9%

Food, beverage and packaging costs increased as a percentage of revenue for the three months ended March 31, 2016 primarily due to food testing and waste costs, as well as higher expense for pre-cut produce. These costs were partially offset by lower beef prices. Additionally, food, beverage and packaging costs declined in dollar terms for the quarter due to lower sales.

Labor Costs

	Three months ended March 31,		% increase
	2016	2015	2016 over 2015
	(dollars in millions)
Labor costs	$257.7	$244.2	5.5%
As a percentage of revenue	30.9%	22.4%

Labor costs as a percentage of revenue increased in the three months ended March 31, 2016 primarily due to lower average restaurant sales, wage inflation, increased benefit costs from expanded benefit programs, and higher labor as we fully staffed restaurants during sales promotions that occurred during the first quarter of 2016. Additionally, labor costs increased in dollar terms for the three months ended March 31, 2016 due to staffing needs for new restaurants.

Occupancy Costs

	Three months ended March 31,		% increase
	2016	2015	2016 over 2015
	(dollars in millions)
Occupancy costs	$70.6	$63.2	11.7%
As a percentage of revenue	8.5%	5.8%

Occupancy costs as a percentage of revenue increased for the three months ended March 31, 2016 primarily due to lower average restaurant sales on a partially fixed-cost base. Occupancy costs increased in dollar terms for the three months ended March 31, 2016 due to costs associated with new restaurants.

Other Operating Costs

	Three months ended March 31,		% increase
	2016	2015	2016 over 2015
	(dollars in millions)
Other operating costs	$155.2	$113.5	36.7%
As a percentage of revenue	18.6%	10.4%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue increased for the three months ended March 31, 2016 due primarily to an increase in marketing and promotional spend as well as lower average restaurant sales, and expenses for kitchen supplies and repairs and maintenance as we enhance food safety protocols in our restaurants. We will continue to invest in marketing and promotional activities in order to regain customers after the recent food-borne illness incidents.

General and Administrative Expenses

	Three months ended March 31,		% decrease
	2016	2015	2016 over 2015
	(dollars in millions)
General and administrative expense	$62.0	$63.1	(1.7%)
As a percentage of revenue	7.4%	5.8%

The decrease in general and administrative expenses in dollar terms for the three months ended March 31, 2016 primarily resulted from decreased non-cash stock-based compensation expense, partially offset by increased wages as we grow, higher legal expense, and costs for the All Team Meeting held in February 2016. We expect general and administrative expenses in dollar terms for the full year 2016 to be approximately $300 million due, in part, to costs associated with our biennial All Mangers’ Conference and additional non-cash stock-based compensation expense.

Depreciation and Amortization

	Three months ended March 31,		% increase
	2016	2015	2016 over 2015
	(dollars in millions)
Depreciation and amortization	$34.8	$30.6	13.5%
As a percentage of revenue	4.2%	2.8%

For the three months ended March 31, 2016, depreciation and amortization increased as a percentage of revenue due to lower average restaurant sales on a partially fixed-cost base. The increase in dollar terms was due primarily to depreciation and amortization costs associated with new restaurants.

Benefit (Provision) for Income Taxes

	Three months ended March 31,		% increase (decrease)
	2016	2015	2016 over 2015
	(dollars in millions)
Benefit (provision) for income taxes	$18.0	$(76.4)	n/m*
Effective tax rate	40.6%	38.4%

*Not meaningful

For the full year 2016, we estimate our effective tax rate will be 38.4% compared to 38.2% in 2015. The higher 2016 rate is due to an increase in the state tax rate, partially offset by employer credits. For the quarter ended March 31, 2016, the rate is higher than the estimated full year 2016 rate due to non-recurring adjustments to state income taxes.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales have been lower, and our net income has generally been lower, in the first and fourth quarters due—in part—to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as unexpected publicity impacting our business in a positive or negative way, fluctuations in food or packaging costs or the timing of menu price increases. The number of trading days can also affect our quarterly results. Overall, on an annual basis, changes in trading days do not have a significant impact on our results. Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense, the number of new restaurants opened in a quarter, timing of marketing and promotional spend, and planned events—such as our biennial All Managers’ Conference. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash balance of $250.8 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions (including up to $139.8 million in repurchases under programs authorized as of March 31, 2016), to maintain our existing restaurants, and for general corporate purposes. We also have a long term investments balance of $455.7 million, which consists of U.S. treasury notes with maturities up to approximately 2 years. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of March 31, 2016 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2015.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2016, we had about $495.2 million in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $201 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.62%.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II

ITEM 1.LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 7 “Commitments and Contingencies” in our notes to condensed consolidated financial statements included in Item 1. “Financial Statements and Supplementary Data.”

ITEM  1A.RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2016.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January		540,765	$440.11	540,765	$178,399,447
	Purchased 1/1 through 1/31
February		367,815	$476.51	367,815	$303,133,284
	Purchased 2/1 through 2/29
March		334,387	$488.44	334,387	$139,806,555
	Purchased 3/1 through 3/31
Total		1,242,967	$463.88	1,242,967	$139,806,555

(1)	Shares were repurchased pursuant to repurchase programs announced on December 4, 2015, January 6, 2016 and February 2, 2016.
(2)

This column includes $300 million in authorized repurchases announced on January 6, 2016 and $300 million in authorized repurchases announced on February 2, 2016. Each repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

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

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: April  26, 2016

EXHIBIT INDEX

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-A/A	001-32731	December 16, 2009	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	July 19, 2013	3.2
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. (implementing simple majority voting)	8-K	001-32731	May 15, 2015	3.1
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. (removing plurality voting standard)	8-K	001-32731	May 15, 2015	3.2
3.5	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.	8-K	001-32731	September 4, 2015	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
10.1	Form of 2016 Stock Appreciation Rights Agreement	-	-	-	-	X
10.2	Form of 2016 Performance Share Agreement	-	-	-	-	X
31.1	Certification of Chairman and Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements	-	-	-	-	X