Form 10-Q
period 2016-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2016-07-22
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 18, 2016 there were 29,115,783 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM  1.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$189,960	$248,005
Accounts receivable, net of allowance for doubtful accounts of $1,056 and $1,176 as of June 30, 2016 and December 31, 2015, respectively	23,208	38,283
Inventory	16,966	15,043
Prepaid expenses and other current assets	52,178	39,965
Income tax receivable	25,211	58,152
Investments	80,184	415,199
Total current assets	387,707	814,647
Leasehold improvements, property and equipment, net	1,269,335	1,217,220
Long term investments	376,364	622,939
Other assets	46,455	48,321
Goodwill	21,939	21,939
Total assets	$2,101,800	$2,725,066
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$75,255	$85,709
Accrued payroll and benefits	109,613	64,958
Accrued liabilities	91,660	129,275
Total current liabilities	276,528	279,942
Deferred rent	268,985	251,962
Deferred income tax liability	37,614	32,305
Other liabilities	32,630	32,883
Total liabilities	615,757	597,092
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,826 and 35,790 shares issued as of June 30, 2016 and December 31, 2015, respectively	358	358
Additional paid-in capital	1,205,225	1,172,628
Treasury stock, at cost, 6,676 and 5,206 common shares at June 30, 2016 and December 31, 2015, respectively	(1,911,870)	(1,234,612)
Accumulated other comprehensive income (loss)	(4,707)	(8,273)
Retained earnings	2,197,037	2,197,873
Total shareholders' equity	1,486,043	2,127,974
Total liabilities and shareholders' equity	$2,101,800	$2,725,066

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$998,383	$1,197,783	$1,832,842	$2,286,826
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	341,902	396,693	636,068	765,719
Labor	276,926	270,914	534,607	515,065
Occupancy	72,354	64,693	142,946	127,878
Other operating costs	152,156	130,359	307,345	243,900
General and administrative expenses	70,756	70,212	132,766	133,273
Depreciation and amortization	36,074	32,440	70,862	63,083
Pre-opening costs	4,133	3,668	8,554	7,103
Loss on disposal of assets	3,187	1,388	5,403	5,588
Total operating expenses	957,488	970,367	1,838,551	1,861,609
Income (loss) from operations	40,895	227,416	(5,709)	425,217
Interest and other income (expense), net	786	1,742	2,912	2,965
Income (loss) before income taxes	41,681	229,158	(2,797)	428,182
Benefit (provision) for income taxes	(16,085)	(88,954)	1,961	(165,337)
Net income (loss)	$25,596	$140,204	$(836)	$262,845
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(765)	1,731	1,164	(2,981)
Unrealized gain (loss) on investments, net of income taxes of $348, $0, $1,531, and $0	509	-	2,402	-
Other comprehensive income (loss), net of income taxes	(256)	1,731	3,566	(2,981)
Comprehensive income (loss)	$25,340	$141,935	$2,730	$259,864
Earnings (loss) per share:
Basic	$0.88	$4.51	$(0.03)	$8.47
Diluted	$0.87	$4.45	$(0.03)	$8.34
Weighted average common shares outstanding:
Basic	29,207	31,120	29,550	31,044
Diluted	29,340	31,526	29,550	31,525

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2016	2015
Operating activities
Net income (loss)	$(836)	$262,845
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,862	63,083
Deferred income tax (benefit) provision	3,789	(13,032)
Loss on disposal of assets	5,403	5,588
Bad debt allowance	(120)	(27)
Stock-based compensation expense	30,038	38,729
Excess tax benefit on stock-based compensation	(1,982)	(58,058)
Other	(352)	229
Changes in operating assets and liabilities:
Accounts receivable	15,201	9,093
Inventory	(1,921)	(1,205)
Prepaid expenses and other current assets	(12,267)	(4,915)
Other assets	1,832	(4,483)
Accounts payable	(13,675)	14,111
Accrued liabilities	31,973	5,083
Income tax payable/receivable	34,919	66,694
Deferred rent	16,944	13,512
Other long-term liabilities	(143)	3,883
Net cash provided by operating activities	179,665	401,130
Investing activities
Purchases of leasehold improvements, property and equipment	(126,712)	(114,395)
Purchases of investments	-	(273,907)
Maturities of investments	45,000	216,000
Proceeds from sale of investments	540,648	-
Net cash provided by (used in) investing activities	458,936	(172,302)
Financing activities
Acquisition of treasury stock	(700,036)	(116,322)
Excess tax benefit on stock-based compensation	1,982	58,058
Stock plan transactions and other financing activities	12	(175)
Net cash used in financing activities	(698,042)	(58,439)
Effect of exchange rate changes on cash and cash equivalents	1,396	(2,169)
Net change in cash and cash equivalents	(58,045)	168,220
Cash and cash equivalents at beginning of period	248,005	419,465
Cash and cash equivalents at end of period	$189,960	$587,685

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

 (dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (collectively the “Company”), develops and operates fast-casual, fresh Mexican food restaurants (“Chipotle restaurants”). As of June 30, 2016, the Company operated 2,078 Chipotle restaurants throughout the United States. The Company also had 14 Chipotle restaurants in Canada, seven in England, five in France, and one in Germany. Further, the Company operated 15 ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, and is an investor in a consolidated entity that owned and operated four Pizzeria Locale restaurants, a fast-casual pizza concept.  The Company transitioned the management of its restaurants from nine to 10 regions during the second quarter 2016 and has aggregated its operations to one reportable segment.

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

2. Accounting Policies

Revenue Recognition

The Company recognizes revenue, net of discounts and incentives, when payment is tendered at the point of sale.  The Company recognizes a liability for offers of free food by estimating the cost to satisfy the offer based on company–specific historical redemption patterns for similar promotions.   These costs are recognized in other operating costs in the consolidated statement of operations and in accrued liabilities in the consolidated balance sheet.  The Company reports revenue net of sales taxes and other sales related taxes collected from customers and remitted to governmental taxing authorities.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as amended by multiple standards updates. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2017. The expected adoption method of ASU 2014-09 is being evaluated by the Company, and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The pronouncement requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet and disclosure of key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method.  The Company is currently evaluating the provisions of ASU No. 2016-02 to determine how it will be affected and expects that the primary impact of adopting the new standard will be to record assets and obligations for current operating leases.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. The expected adoption method of ASU 2016-09 is being evaluated by the Company, and the impact of the adoption has not yet been determined.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The pronouncement was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. This pronouncement is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The impact of the adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Recently Adopted Accounting Standards

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement was effective for reporting periods beginning after December 15, 2015, and the Company adopted the guidance prospectively. The adoption of ASU 2014-12 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement was effective for reporting periods beginning after December 15, 2015, and the Company adopted the guidance prospectively. The adoption of ASU 2015-05 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

The following is a summary of available-for-sale securities:

	June 30,	December 31,
	2016	2015
Amortized cost	$455,084	$1,040,850
Gross unrealized gains (losses)	1,464	(2,712)
Fair market value	$456,548	$1,038,138

There were no realized gains (losses) from sales of available-for-sale securities during the three months ended June 30, 2016 and 2015. Realized gains were $547 and $0 for the six months ended June 30, 2016 and 2015, respectively. The Company records realized gains and losses from sales of available-for-sale securities in interest and other income (expense) in the consolidated statement of operations.

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $17,111 and $18,331 as of June 30, 2016 and December 31, 2015, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of operations, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. The following table sets forth unrealized gains and losses on investments held in the rabbi trust:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Unrealized gains (losses) on investments held in rabbi trust	$183	$116	$286	$256

4. Shareholders’ Equity

Through June 30, 2016, the Company had announced authorizations by its Board of Directors of repurchases of shares of common stock, which in the aggregate authorized expenditures of up to $2,000,000.  Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions.

During the six months ended June 30, 2016, the Company repurchased 1,469 shares of common stock under authorized programs, for a total cost of $676,934. The cumulative shares repurchased under authorized programs as of June 30, 2016 were 6,521 for a total cost of

$1,860,862. As of June 30, 2016, $139,504 was available to repurchase shares under the announced repurchase authorizations. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

5. Stock-based Compensation

During the six months ended June 30, 2016, the Company granted stock only stock appreciation rights (“SOSARs”) on 450 shares of its common stock to eligible employees. The weighted average grant date fair value of the SOSARs was $117.75 per share with a weighted average exercise price of $458.59 per share based on the closing price of common stock on the date of grant. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the six months ended June 30, 2016, 111 SOSARs were exercised, and 52 SOSARs were forfeited.

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

The following table sets forth total stock based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock based compensation expense	$19,875	$21,333	$30,721	$37,894
Stock based compensation expense (net of tax)	$11,945	$13,154	$18,463	$23,365
Stock based compensation expense recognized as capitalized development	$341	$409	$683	$835

During the first quarter of 2016, the Company adjusted its estimate of stock awards expected to vest based on performance conditions, which resulted in a cumulative reduction of expense of $6,031  ($3,687 net of tax and $0.12 to basic and diluted earnings (loss) per share).

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

The following stock awards were excluded from the calculation of diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock awards subject to performance conditions	290	326	301	315
Stock awards that were antidilutive	1,375	350	1,438	241
Total stock awards excluded from diluted earnings (loss) per share	1,665	676	1,739	556

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$25,596	$140,204	$(836)	$262,845
Shares:
Weighted average number of common shares outstanding	29,207	31,120	29,550	31,044
Dilutive stock awards	133	406	-	481
Diluted weighted average number of common shares outstanding	29,340	31,526	29,550	31,525
Basic earnings (loss) per share	$0.88	$4.51	$(0.03)	$8.47
Diluted earnings (loss) per share	$0.87	$4.45	$(0.03)	$8.34

7. Commitments and Contingencies

Receipt of Grand Jury Subpoenas

In December 2015, the Company was served with a Federal Grand Jury Subpoena from the U.S. District Court for the Central District of California in connection with an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations.  The subpoena required the Company to produce a broad range of documents related to a Chipotle restaurant in Simi Valley, California, that experienced an isolated norovirus incident during August 2015.  On January 28, 2016, the Company was served with an additional subpoena broadening the investigation and requiring the production of documents and information related to company-wide food safety matters dating back to January 1, 2013.  The Company has been informed that this subpoena supersedes the subpoena served in December 2015, which has been withdrawn. The Company intends to continue to fully cooperate in the investigation.  It is not possible at this time to determine whether the Company will incur, or to reasonably estimate the amount of, any fines or penalties in connection with the investigation pursuant to which the subpoena was issued.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including statements of expected changes in restaurant operating costs and general and administrative expenses, statements regarding customer rewards programs, projections for 2016 of our number and type of new restaurant openings, as well as discussion of possible stock repurchases and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2015, as updated in Part II, Item 1.A of this report.

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

2016 Highlights

Operating Results. Beginning in the fourth quarter of 2015, significant publicity regarding a number of food-borne illness incidents associated with Chipotle restaurants in as many as 15 states had a severe adverse impact on our sales and profitability.  As a result of these incidents, comparable restaurant sales declined 26.5% for the first six months of 2016 and 23.6% for the second quarter of 2016.  Comparable restaurant sales decreases were driven primarily by a 20.2% decrease in number of transactions for the first six months of 2016 and a 19.3% decrease in number of transactions for the second quarter of 2016, and to a lesser extent by a decrease in average check. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation.   Due to the uncertainties created by the food-borne illness incidents, we are unable to provide estimates of future changes in comparable restaurant sales.

Average restaurant sales were $2.067 million as of June 30, 2016. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months, and as a result, the foregoing average restaurant sales include approximately four months of operations prior to the adverse impact of the food-borne illness incidents described above. Accordingly, average restaurant sales will decrease further as long as we continue to post comparable restaurant sales declines.

During the first half of 2016, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percent of revenue increased 16.1%. About 9.5% of the increase was attributable to sales deleveraging while incremental marketing and promotional spend aimed at regaining our customers, combined with additional labor to support the sales promotions, contributed about 3.8% to the increase.  We also incurred additional costs resulting from new food safety procedures and food waste.  We expect food, beverage, and packaging costs for the full year 2016 to remain consistent as a percentage of revenue with the second quarter of 2016, and we expect that the remaining restaurant level operating costs as a percentage of revenue for the full year 2016 will increase compared with 2015, but will be lower than the first half of 2016.

Chiptopia Summer Rewards. We are offering a rewards program during the third quarter of 2016 in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Although we are planning for the program to initially last only three months, we will consider results of the program and customer feedback as we consider the possible design of an ongoing awards program. Because rewards will be available for redemption beyond the end of the third quarter, we will defer a portion of the revenue associated with sales to Chiptopia participants from the third quarter into the fourth quarter or later, when the rewards are ultimately redeemed or expire.

Restaurant Development. As of June 30, 2016, we had 2,124 restaurants in operation, including 2,078 Chipotle restaurants throughout the United States, with an additional 14 Chipotle restaurants in Canada, seven in England, five in France, and one in Germany. Our restaurants also included 15 ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, and four Pizzeria Locale restaurants, a fast-casual pizza concept in which we are an investor through a consolidated entity. We opened 116 restaurants during the six months ended June

30, 2016, and 58 during the second quarter of 2016. We expect new restaurant openings in the range of 220 to 235 for the full year 2016, including a small number of international, ShopHouse and Pizzeria Locale restaurants.

Food With Integrity. In all of our restaurants, we endeavor to serve only meats that were raised without the use of non-therapeutic antibiotics or added hormones, and in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare. We brand these meats as “Responsibly Raised TM.”  In addition, a portion of some of the produce items we serve is organically grown. A portion of the beans we serve is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion and help preserve the environment in which they are grown. The sour cream and cheese we buy is made with milk that comes from cows that were not given rBGH. Milk used to make much of our cheese and all of our sour cream is sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows. Further, we have eliminated (as further described on our website) genetically modified organisms, or GMOs, from the ingredients in our food (not including beverages) in U.S. Chipotle restaurants. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet containing GMOs. We will continue to search for quality ingredients that not only taste delicious, but also benefit local farmers or the environment, or otherwise benefit or improve the sustainability of our supply chain.

Stock Repurchases.  During the six months ended June 30, 2016,  we repurchased over 1.4 million shares of common stock under programs authorized by our Board of Directors, for a total cost of $676.9 million. As of June 30, 2016, $139.5 million was available to repurchase shares under previously-announced repurchase authorizations. Our stock repurchases are effectuated pursuant to an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. Repurchase agreements and the Board’s authorization of the repurchases may generally be modified, suspended, or discontinued at any time.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning of period	2,066	1,831	2,010	1,783
Openings	58	48	116	97
Relocations	-	(1)	(2)	(2)
Total restaurants at end of period	2,124	1,878	2,124	1,878

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section.

Revenue

	Three months ended June 30,		% increase	Six months ended June 30,		% increase
	2016	2015	(decrease)	2016	2015	(decrease)
	(dollars in millions)			(dollars in millions)
Revenue	$998.4	$1,197.8	(16.6%)	$1,832.8	$2,286.8	(19.9%)
Average restaurant sales	$2.067	$2.530	(18.3%)	$2.067	$2.530	(18.3%)
Comparable restaurant sales	(23.6%)	4.3%		(26.5%)	7.1%
Number of restaurants as of the end of the period	2,124	1,878	13.1%	2,124	1,878	13.1%
Number of restaurants opened in the period, net of relocations	58	47		114	95

The decrease in revenue was attributable to a decline in comparable restaurant sales, partially offset by new restaurant openings. For the three and six months ended June 30, 2016, comparable restaurant sales decreased $282.2 million and $604.7 million, respectively, while revenue from restaurants not yet in the comparable restaurant base contributed $82.5 million and $150.4 million, of which $28.2 million and $36.2 million were attributable to restaurants opened in 2016.  The comparable restaurant sales decreases were attributable to a decline in the number of transactions, and to a lesser extent, a decrease in the average check.

Food, Beverage and Packaging Costs

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2015	decrease	2016	2015	decrease
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$341.9	$396.7	(13.8%)	$636.1	$765.7	(16.9%)
As a percentage of revenue	34.2%	33.1%		34.7%	33.5%

Food, beverage and packaging costs increased as a percentage of revenue for the three and six months ended June 30, 2016 primarily due to increased costs at our suppliers related to new food safety procedures as well as increased waste costs, partially offset by the benefit of menu price increases implemented in select restaurants in the second half of 2015 and relief in beef and paper prices. In dollar terms, food, beverage and packaging costs decreased for the three and six months ended June 30, 2016 due to lower sales.

Labor Costs

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2015	increase	2016	2015	increase
	(dollars in millions)			(dollars in millions)
Labor costs	$276.9	$270.9	2.2%	$534.6	$515.1	3.8%
As a percentage of revenue	27.7%	22.6%		29.2%	22.5%

Labor costs as a percentage of revenue increased in the three and six months ended June 30, 2016 primarily due to lower average restaurant sales, wage inflation and increased benefit costs from expanded benefit programs, partially offset by labor efficiencies resulting from fewer managers and crew in each of our restaurants. Although we incurred additional costs in the first half of 2016 to staff our restaurants for sales promotions, we realized scheduling efficiencies as compared to the first half of 2015 due to scheduling inefficiencies in the second quarter of 2015 as a result of reporting challenges from a system change. In dollar terms, labor costs increased for the three and six months ended June 30, 2016 due to staffing needs for new restaurants.

Occupancy Costs

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2015	increase	2016	2015	increase
	(dollars in millions)			(dollars in millions)
Occupancy costs	$72.4	$64.7	11.8%	$142.9	$127.9	11.8%
As a percentage of revenue	7.2%	5.4%		7.8%	5.6%

Occupancy costs as a percentage of revenue increased for the three and six months ended June 30, 2016 primarily due to lower average restaurant sales on a partially fixed-cost base. Occupancy costs increased in dollar terms for the three and six months ended June 30, 2016 due to costs associated with new restaurants.

Other Operating Costs

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2015	increase	2016	2015	increase
	(dollars in millions)			(dollars in millions)
Other operating costs	$152.2	$130.4	16.7%	$307.3	$243.9	26.0%
As a percentage of revenue	15.2%	10.9%		16.8%	10.7%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue increased for the three months ended June 30, 2016 due primarily to lower average restaurant sales as well as an increase in marketing and promotional spend, which contributed $16.0 million to the increase. Other operating costs as a percentage of revenue increased for the six months ended June 30, 2016 due primarily to an increase in marketing and promotional expense, which contributed $55.2 million to the increase, and to sales deleveraging. We will continue to invest in marketing and promotional activities in order to regain customers after the recent food-borne illness incidents, including incurring costs to implement and promote Chiptopia Summer Rewards, our frequency program that will take place in the third quarter of 2016.

General and Administrative Expenses

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2015	increase	2016	2015	decrease
	(dollars in millions)			(dollars in millions)
General and administrative expense	$70.8	$70.2	0.8%	$132.8	$133.3	(0.4%)
As a percentage of revenue	7.1%	5.9%		7.2%	5.8%

General and administrative expenses in dollar terms remained relatively consistent for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.  Higher wages as we grew and increased legal expense in the three and six months ended June 30, 2016 were offset by lower non-cash stock based compensation expense and related employee taxes. We expect general and administrative expenses in dollar terms for the full year 2016 to be approximately 10 to 20 percent higher than the full year 2015 due to expenses associated with our biennial All Managers’ Conference, increased wages as we grow and higher expected legal costs.

Depreciation and Amortization

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2015	increase	2016	2015	increase
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$36.1	$32.4	11.2%	$70.9	$63.1	12.3%
As a percentage of revenue	3.6%	2.7%		3.9%	2.8%

For the three and six months ended June 30, 2016, depreciation and amortization increased as a percentage of revenue due to lower average restaurant sales on a partially fixed-cost base. The increase in dollar terms was due primarily to depreciation and amortization costs associated with new restaurants.

Benefit (Provision) for Income Taxes

	Three months ended June 30,		%	Six months ended June 30,		% increase
	2016	2015	decrease	2016	2015	(decrease)
	(dollars in millions)			(dollars in millions)
Benefit (provision) for income taxes	$(16.1)	$(89.0)	(81.9%)	$2.0	$(165.3)	n/m*
Effective tax rate	38.6%	38.8%		70.1%	38.6%

*Not meaningful

For the full year 2016, we estimate our effective tax rate will be 38.6% compared to 38.2% in 2015. The increase in the 2016 full year estimated tax rate is due to a higher state tax rate. The year-to-date effective tax rate is 70.1%, of which 31.0% is attributable to a tax benefit for non-recurring adjustments to state income taxes booked in the first quarter of 2016.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short term investment balance of $270.1 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions (including up to $139.5 million in repurchases under programs announced as of June 30, 2016), to maintain our existing restaurants, and for general corporate purposes. We also have a long term investments balance of $376.4 million, which consists of U.S. treasury notes with maturities up to approximately 2 years. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of June 30, 2016 we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2016, we had about $493.6 million in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $143.2 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.64%.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II

ITEM 1.LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 7 “Commitments and Contingencies” in our notes to condensed consolidated financial statements included in Item 1. “Financial Statements and Supplementary Data.”

ITEM  1A.RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2015, except as set forth below.

Our marketing and advertising strategies may not be successful, which could adversely impact our business.

We have developed a marketing and advertising strategy that we believe is unique in the restaurant industry. We have not generally advertised on television, and historically have engaged in very limited price or value-based promotions. Instead we have invested primarily in marketing and advertising strategies that we believe will increase customers’ connection with our brand.  If these marketing and advertising investments do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect. We may be particularly dependent on the success of our marketing programs in 2016, when we have invested significantly in marketing and promotional spending, including significant use of free and discounted food promotions, in an effort to attract customers back to our restaurants and reverse negative sales trends.  Beginning July 1, 2016, we implemented a new customer frequency program known as Chiptopia, which we anticipate will result in increases in free food giveaways during the third and fourth quarters of 2016.  Our plans for the current Chiptopia program will allow participants to earn benefits only through the end of the third quarter, and Chiptopia and other free and discounted food promotions may not successfully restore lost sales.

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

Our Chairman and co-Chief Executive Officer Steve Ells founded our company, has been the principal architect of our business strategy, and has led our growth from a single restaurant in 1993 to over 2,000 restaurants today. Monty Moran, our co-Chief Executive Officer, and Jack Hartung, our Chief Financial Officer, have also served with us since early in our company’s history and much of our growth has occurred under their direction as well. We believe our executive officers, each of whom is an at-will employee without any employment contract, have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership, or if a new management team were to be unsuccessful in executing our strategy or were to change important elements of our current strategy, our growth prospects or future operating results may be adversely impacted.  In late June 2016, Mark Crumpacker, our Chief Creative and Development Officer, was placed on  leave to deal with misdemeanor criminal charges related to personal matters not connected to his work with Chipotle.  We cannot anticipate when, if ever, Mark might resume his duties at Chipotle.  During his leave, his duties will be assumed by other senior employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2016.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April		149,290	$458.22	149,290	$71,398,187
	Purchased 4/1 through 4/30
May		10,394	$452.09	10,394	$166,699,187
	Purchased 5/1 through 5/31
June		66,827	$406.95	66,827	$139,504,248
	Purchased 6/1 through 6/30
Total		226,511	$442.81	226,511	$139,504,248

(1)	Shares were repurchased pursuant to repurchase programs announced on February 2, 2016.
(2)

This column includes $100 million in authorized repurchases announced on May 11, 2016. Each repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

ITEM  3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

On May 31, 2016, Monty Moran, our Co-Chief Executive Officer, adopted a sales plan designed to comply with Rule 10b5-1 under the Exchange Act. The sales plan, which Mr. Moran adopted in compliance with restrictions imposed by our Insider Trading Policy, is intended to facilitate the diversification of Mr. Moran’s personal assets. The plan provides for the exercise of vested stock appreciation rights held by Mr. Moran and sales of the underlying shares of common stock, subject to specified minimum market prices. Total exercises and sales on Mr. Moran’s behalf under the plan are limited to an aggregate of 100,000 shares. In the event all of the stock appreciation rights subject to the sales plan are exercised, Mr. Moran would continue to beneficially own 392,255 shares of our common stock, which does not include 87,500 shares underlying unvested stock appreciation rights and up to 157,774 shares of common stock issuable in connection with outstanding performance share awards, which are subject to our achievement of financial or stock price performance targets.

ITEM  6.EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: July  21, 2016

EXHIBIT INDEX

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-A/A	001-32731	December 16, 2009	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	July 19, 2013	3.2
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. (implementing simple majority voting)	8-K	001-32731	May 15, 2015	3.1
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. (removing plurality voting standard)	8-K	001-32731	May 15, 2015	3.2
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. (removing certain restrictions on special shareholder meetings)	8-K	001-32731	May 11, 2016	3.1
3.6	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.	8-K	001-32731	May 11, 2016	3.2
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
31.1	Certification of Chairman and Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements	-	-	-	-	X