Form 10-Q
period 2016-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2016-10-26
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 21, 2016, there were 28,949,162 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM  1.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$154,128	$248,005
Accounts receivable, net of allowance for doubtful accounts of $1,275 and $1,176 as of September 30, 2016 and December 31, 2015, respectively	22,103	38,283
Inventory	18,382	15,043
Prepaid expenses and other current assets	45,250	39,965
Income tax receivable	24,013	58,152
Investments	205,021	415,199
Total current assets	468,897	814,647
Leasehold improvements, property and equipment, net	1,278,672	1,217,220
Long term investments	250,659	622,939
Other assets	46,866	48,321
Goodwill	21,939	21,939
Total assets	$2,067,033	$2,725,066
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$74,682	$85,709
Accrued payroll and benefits	97,009	64,958
Accrued liabilities	107,808	129,275
Total current liabilities	279,499	279,942
Deferred rent	279,359	251,962
Deferred income tax liability	33,862	32,305
Other liabilities	33,293	32,883
Total liabilities	626,013	597,092
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,830 and 35,790 shares issued as of September 30, 2016 and December 31, 2015, respectively	358	358
Additional paid-in capital	1,223,760	1,172,628
Treasury stock, at cost, 6,848 and 5,206 common shares at September 30, 2016 and December 31, 2015, respectively	(1,982,488)	(1,234,612)
Accumulated other comprehensive income (loss)	(5,446)	(8,273)
Retained earnings	2,204,836	2,197,873
Total shareholders' equity	1,441,020	2,127,974
Total liabilities and shareholders' equity	$2,067,033	$2,725,066

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$1,036,982	$1,216,890	$2,869,824	$3,503,716
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	363,900	401,051	999,968	1,166,770
Labor	286,144	270,076	820,751	785,141
Occupancy	74,201	66,391	217,147	194,269
Other operating costs	166,045	134,879	473,390	378,779
General and administrative expenses	78,405	70,066	211,171	203,339
Depreciation and amortization	37,434	33,145	108,296	96,228
Pre-opening costs	4,490	4,367	13,044	11,470
Loss on disposal and impairment of assets	16,637	2,156	22,040	7,744
Total operating expenses	1,027,256	982,131	2,865,807	2,843,740
Income from operations	9,726	234,759	4,017	659,976
Interest and other income, net	672	1,518	3,584	4,483
Income before income taxes	10,398	236,277	7,601	664,459
Provision for income taxes	(2,599)	(91,394)	(638)	(256,731)
Net income	$7,799	$144,883	$6,963	$407,728
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	(203)	(1,718)	961	(4,699)
Unrealized gain (loss) on investments, net of income taxes of $(346), $0, $1,185, and $0	(536)	-	1,866	-
Other comprehensive income (loss), net of income taxes	(739)	(1,718)	2,827	(4,699)
Comprehensive income	$7,060	$143,165	$9,790	$403,029
Earnings per share:
Basic	$0.27	$4.65	$0.24	$13.10
Diluted	$0.27	$4.59	$0.23	$12.92
Weighted average common shares outstanding:
Basic	29,063	31,187	29,387	31,115
Diluted	29,171	31,548	29,792	31,556

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2016	2015
Operating activities
Net income	$6,963	$407,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,296	96,228
Deferred income tax (benefit) provision	380	(12,542)
Loss on disposal and impairment of assets	22,040	7,744
Bad debt allowance	99	(27)
Stock-based compensation expense	48,389	59,725
Excess tax benefit on stock-based compensation	(1,888)	(74,861)
Other	(224)	273
Changes in operating assets and liabilities:
Accounts receivable	16,084	10,637
Inventory	(3,442)	(2,212)
Prepaid expenses and other current assets	(5,362)	(3,028)
Other assets	1,509	(3,967)
Accounts payable	(11,938)	7,101
Accrued liabilities	36,245	(7,434)
Income tax payable/receivable	36,026	77,858
Deferred rent	27,319	21,532
Other long-term liabilities	576	3,808
Net cash provided by operating activities	281,072	588,563
Investing activities
Purchases of leasehold improvements, property and equipment	(192,252)	(181,840)
Purchases of investments	-	(433,829)
Maturities of investments	45,000	287,450
Proceeds from sale of investments	540,648	-
Net cash provided by (used in) investing activities	393,396	(328,219)
Financing activities
Acquisition of treasury stock	(771,354)	(147,122)
Excess tax benefit on stock-based compensation	1,888	74,862
Stock plan transactions and other financing activities	23	(225)
Net cash used in financing activities	(769,443)	(72,485)
Effect of exchange rate changes on cash and cash equivalents	1,098	(3,162)
Net change in cash and cash equivalents	(93,877)	184,697
Cash and cash equivalents at beginning of period	248,005	419,465
Cash and cash equivalents at end of period	$154,128	$604,162

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

 (dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (collectively the “Company”), develops and operates fast-casual, fresh Mexican food restaurants (“Chipotle restaurants”). As of September 30, 2016, the Company operated 2,129 Chipotle restaurants throughout the United States. The Company also had 15 Chipotle restaurants in Canada, six in England, five in France, and one in Germany. Further, the Company operated 15 ShopHouse Southeast Asian Kitchen restaurants, or “ShopHouse,” serving fast-casual, Asian inspired cuisine, and is an investor in a consolidated entity that owned and operated seven Pizzeria Locale restaurants, a fast-casual pizza concept.  The Company managed its operations based on 10 regions during the third quarter 2016 and has aggregated its operations to one reportable segment.

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

2. Accounting Policies

Revenue Recognition

The Company recognizes revenue, net of discounts and incentives, when payment is tendered at the point of sale.  The Company recognizes a liability for offers of free food that do not require customers to make a purchase by estimating the cost to satisfy the offer based on company–specific historical redemption patterns for similar promotions.   These costs are recognized in other operating costs in the consolidated statement of income and in accrued liabilities in the consolidated balance sheet.  The Company reports revenue net of sales-related taxes collected from customers and remitted to governmental taxing authorities.

During the third quarter, the Company introduced a limited-time frequency program called Chiptopia Summer Rewards. Customers earned different rewards based on their number of monthly visits from July 1, 2016, through September 30, 2016. For the three months ended September 30, 2016, the Company deferred $11,457 of revenue reflecting the portion of original sales allocated to the rewards that were earned by program participants and not redeemed as of September 30, 2016, and recorded a corresponding liability in accrued liabilities on its condensed consolidated balance sheet. The portion of revenue allocated to the rewards is based on the estimated value of the award earned and takes into consideration company-specific historical redemption patterns for similar promotions.  Rewards expire according to the terms in the Chiptopia Summer Rewards terms and conditions. When a customer redeems a reward or when it expires, the Company will recognize revenue for the redeemed product and reduce the related liability.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as amended by multiple updates. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2017. The expected adoption method of ASU 2014-09 is being evaluated by the Company, and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The pronouncement requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet and disclosure of key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method.  The Company’s adoption of ASU No. 2016-02 will have a significant impact on its consolidated balance sheet as it will record material assets and obligations for current operating leases. The Company is evaluating the impact that adoption will have on its consolidated statement of income.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The pronouncement is effective for reporting periods beginning after December 15, 2016.  This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update.  Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statement of income, instead of additional paid-in capital in the consolidated balance sheets. For the nine months ended September 30, 2016, and for the year ended December 31, 2015, $1,888 and $74,442, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance could have been adopted as of the respective dates.  Additionally, excess tax benefits will be classified as operating activities in the consolidated statement of cash flow instead of in financing activities as required under the current guidance.   The Company has not selected a transition method, and except as described above, does not expect the provisions of the ASU to have a significant impact on the Company’s consolidated financial position or results of operations.

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

3. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments are carried at fair market value and are classified as available-for-sale.  Investments consist of U.S. treasury notes with maturities up to approximately 18 months.  Fair value of investments is measured using Level 1 inputs (quoted prices for identical assets in active markets).

The following is a summary of available-for-sale securities:

	September 30,	December 31,
	2016	2015
Amortized cost	$455,097	$1,040,850
Gross unrealized gains (losses)	583	(2,712)
Fair market value	$455,680	$1,038,138

There were no realized gains (losses) from sales of available-for-sale securities during the three months ended September 30, 2016 and 2015. Realized gains were $547 and $0 for the nine months ended September 30, 2016 and 2015, respectively. The Company records realized gains and losses from sales of available-for-sale securities in interest and other income (expense) in the consolidated statement of income.

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $17,515 and $18,331 as of September 30, 2016 and December 31, 2015, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. The following table sets forth unrealized gains and losses on investments held in the rabbi trust:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Unrealized gains (losses) on investments held in rabbi trust	$391	$(1,000)	$677	$(744)

4. Impairment of Long-Lived Assets

During the three months ended September 30, 2016, the Company determined that its ShopHouse restaurants were impaired and recognized a non-cash impairment charge of $14,505 ($8,539 net of tax), representing substantially all of the value of the long-lived assets of ShopHouse, in loss on disposal and impairment of assets on the consolidated statement of income and comprehensive income ($0.29 on basic and dilutive earnings per share).  The decision to impair the assets was based on an analysis of each restaurant’s past and present operating performance, including a significant change from comparable restaurant sales increases to decreases, and projected future cash flows expected to be generated by the restaurant assets. The fair value of ShopHouse restaurants was determined using level 3 inputs (unobservable inputs) based on a discounted cash flows method.  The Company has decided not to invest further in developing and growing the ShopHouse brand and will pursue strategic alternatives.

5. Shareholders’ Equity

Through September 30, 2016, the Company had announced authorizations by its Board of Directors of repurchases of shares of common stock, which in the aggregate authorized expenditures of up to $2,000,000. On October 25, 2016, the Company announced that its Board of Directors authorized the expenditure of up to an additional $100,000 to repurchase shares of common stock. Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions.

During the nine months ended September 30, 2016, the Company repurchased 1,641 shares of common stock under authorized programs, for a total cost of $747,237. The cumulative shares repurchased under authorized programs as of September 30, 2016, were 6,693 for a total cost of $1,931,164. As of September 30, 2016, $69,207 was available to repurchase shares under the announced repurchase authorizations. The shares are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

6. Stock-based Compensation

During the nine months ended September 30, 2016, the Company granted stock only stock appreciation rights (“SOSARs”) on 460 shares of its common stock to eligible employees. The weighted average grant date fair value of the SOSARs was $117.48 per share with a weighted average exercise price of $457.77 per share based on the closing price of common stock on the date of grant. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the nine months ended September 30, 2016, 118 SOSARs were exercised and 77 SOSARs were forfeited.

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

The following table sets forth total stock based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock based compensation expense	$18,636	$20,668	$49,357	$58,562
Stock based compensation expense (net of tax)	$10,971	$12,758	$29,056	$36,150
Stock based compensation expense recognized as capitalized development	$285	$329	$968	$1,163

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

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock awards subject to performance conditions	226	216	276	282
Stock awards that were antidilutive	1,356	320	1,312	267
Total stock awards excluded from diluted earnings per share	1,582	536	1,588	549

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$7,799	$144,883	$6,963	$407,728
Shares:
Weighted average number of common shares outstanding	29,063	31,187	29,387	31,115
Dilutive stock awards	108	361	405	441
Diluted weighted average number of common shares outstanding	29,171	31,548	29,792	31,556
Basic earnings per share	$0.27	$4.65	$0.24	$13.10
Diluted earnings per share	$0.27	$4.59	$0.23	$12.92

8. Commitments and Contingencies

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

 Shareholder Class Action

On January 8, 2016, Susie Ong filed a complaint in the U.S. District Court for the Southern District of New York on behalf of a purported class of purchasers of shares of the Company’s common stock between February 4, 2015 and January 5, 2016.  The complaint purports to state claims against the Company, each of its co-Chief Executive Officers and its Chief Financial Officer under Sections 10(b) and 20(a) of the Exchange Act and related rules, based on the Company’s alleged failure during the claimed class period to disclose material information about the Company’s quality controls and safeguards in relation to consumer and employee health. The complaint asserts that those alleged failures and related public statements were false and misleading and that, as a result, the market price of the Company’s stock was artificially inflated during the claimed class period. The complaint seeks damages on behalf of the purported class in an unspecified amount, interest, and an award of reasonable attorneys’ fees, expert fees and other costs.  The Company intends to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from the case.

Shareholder Derivative Actions

On March 21, 2016, Jessica Oldfather filed a shareholder derivative action in the Court of Chancery of the State of Delaware alleging that the Company’s Board of Directors and officers breached their fiduciary duties in connection with allegedly excessive compensation awarded from 2011 to 2015 under the Company’s stock incentive plan. On April 6, 2016, Uri Skorski filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Oldfather complaint and also alleging that the Company’s Board of Directors and officers breached their fiduciary duties in connection with the Company’s alleged failure to disclose material information about the Company’s food safety policies and procedures. On April 14, 2016, Mark Arnold and Zachary Arata filed a shareholder derivative action in

Colorado state court in Denver, Colorado, making largely the same allegations as the Skorski complaint.  On August 8, 2016, Sean Gubricky filed a shareholder derivative action the U.S. District Court for the District of Colorado, alleging that the Company’s Board of Directors and certain officers failed to institute proper food safety controls and policies, issued materially false and misleading statements in violation of federal securities laws, and otherwise breached their fiduciary duties to the Company.  On September 1, 2016, Ross Weintraub filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Gubricky complaint. Each of these actions purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records. The Company intends to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including statements of expected changes in comparable restaurant sales and restaurant operating costs, statements regarding customer rewards programs, projections of our number of new restaurant openings, and estimates of cost savings in 2017, as well as discussion of possible stock repurchases and estimates of our effective tax rates, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2015, as updated in Part II, Item 1.A of this report.

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

2016 Highlights

Operating Results. Our sales and profitability have been adversely impacted throughout 2016 as a result of a number of food-borne illness incidents associated with Chipotle restaurants in as many as 15 states, which were widely reported during the fourth quarter of 2015 and the first quarter of 2016.  Comparable restaurant sales declined 21.9% in the three months ended September 30, 2016, and 24.9% in the nine months ended September 30, 2016, including a reduction of 0.8% and 0.3%, respectively, in comparable restaurant sales resulting from the deferral of $11.5 million of revenue to account for outstanding rewards under our Chiptopia Summer Rewards program described further below.  The comparable restaurant sales decline in the third quarter was an improvement from the declines of 29.7% in the first quarter and 23.6% in the second quarter.  We attribute some of the improvement in comparable restaurant sales for the third quarter to Chiptopia.  Comparable restaurant sales decreases were driven primarily by a 15.2% decrease in the number of transactions for the third quarter and a 17.9% decrease in the number of transactions for the first nine months of 2016, and to a lesser extent by decreases in average check. During the fourth quarter of 2016, we expect comparable restaurant sales declines to be in the low single-digits. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Average restaurant sales were $1.914 million as of September 30, 2016. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

During the first nine months of 2016, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percent of revenue increased 15.4% as compared to the first nine months of 2015. About 9.0% of the increase was attributable to sales deleveraging, while incremental marketing and promotional spend aimed at regaining our customers, combined with additional labor to support the sales promotions, contributed about 3.5% to the increase.  We expect restaurant level operating costs as a percentage of revenue in the fourth quarter of 2016 will remain consistent with the third quarter of 2016.

Chiptopia Summer Rewards. We offered our limited-time Chiptopia rewards program during the third quarter of 2016 in an effort to increase sales and frequency among our most loyal customers by offering rewards that incentivized customers to visit our restaurants more often during each month of the program. We estimate that the increase to revenue as a percent of sales from Chiptopia was in the low single-digits, and that the program contributed positively to our comparable restaurant transactions for the three months ended September 30, 2016.  Chiptopia expired at the end of the third quarter, and we may not retain customers we attracted with Chiptopia.

Restaurant Development. As of September 30, 2016, we had 2,178 restaurants in operation, including 2,129 Chipotle restaurants throughout the United States, with an additional 15 Chipotle restaurants in Canada, six in England, five in France, and one in Germany. Our restaurants also included 15 ShopHouse Southeast Asian Kitchen restaurants, serving fast-casual, Asian inspired cuisine, and seven Pizzeria Locale restaurants, a fast-casual pizza concept in which we are an investor through a consolidated entity. We opened 171 restaurants during the nine months ended September 30, 2016, and 55 during the third quarter of 2016. We expect new restaurant openings at or above the high end of the previously-disclosed range of 220 to 235 for the full year 2016. During the third quarter of 2016, we recognized a non-cash impairment charge of $14.5 million related to our ShopHouse restaurants.  The decision to impair the assets was based on an analysis of each restaurant’s past and present operating performance, including a significant change from comparable restaurant sales increases to decreases, and projected future cash flows expected to be generated by the restaurant assets.

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

Stock Repurchases.  During the nine months ended September 30, 2016,  we repurchased over 1.6 million shares of common stock under programs authorized by our Board of Directors, for a total cost of $747.2 million. As of September 30, 2016, $69.2 million was available to repurchase shares under previously-announced repurchase authorizations. On October 25, 2016, we announced that our Board of Directors authorized the expenditure of up to an additional $100.0 million to repurchase shares of our common stock. Our stock repurchases are effectuated pursuant to an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. Repurchase agreements and the Board’s authorization of the repurchases may generally be modified, suspended, or discontinued at any time.

2017 Outlook

 We are targeting comparable restaurant sales increases in the high single-digits for the full year 2017 as comparisons become easier, and based on our plans to attract more customers with a variety of marketing activities as well as through improvements to our digital ordering platforms. We also plan to reduce restaurant level operating costs and general and administrative costs as a percent of revenue in 2017, including through disciplined staffing of support and field leadership positions, better business terms with suppliers, operational efficiencies, and lower promotional spend for the full year.  Additionally, we expect to realize cost efficiencies in 2017 by simplifying our restaurant design, resulting in lower costs to build many of our restaurants.  We intend to open between 195 and 210 restaurants for the full year 2017.

We expect the 2017 full year effective tax rate to be 39.5%. However, as discussed in Note 2, “Accounting Policies,” included in Item 1. “Financial Statements and Supplementary Data” the adoption of ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718)” will subject our tax rate to volatility from the effect of stock award exercise and vesting activities.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning of period	2,124	1,878	2,010	1,783
Openings	55	53	171	150
Relocations/closures	(1)	-	(3)	(2)
Total restaurants at end of period	2,178	1,931	2,178	1,931

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section.

Revenue

	Three months ended September 30,		% increase/	Nine months ended September 30,		% increase/
	2016	2015	(decrease)	2016	2015	(decrease)
	(dollars in millions)			(dollars in millions)
Revenue	$1,037.0	$1,216.9	(14.8%)	$2,869.8	$3,503.7	(18.1%)
Average restaurant sales	$1.914	$2.532	(24.4%)	$1.914	$2.532	(24.4%)
Comparable restaurant sales	(21.9%)	2.6%		(24.9%)	5.5%
Number of restaurants as of the end of the period	2,178	1,931	12.8%	2,178	1,931	12.8%
Number of restaurants opened in the period, net of relocations/closures	54	53		168	148

The decreases in revenue for the three and nine months ended September 30, 2016 were attributable to declines in comparable restaurant sales, partially offset by new restaurant openings. For the three and nine months ended September 30, 2016, comparable restaurant sales decreased $256.5 million and $861.1 million, respectively, while revenue from restaurants not yet in the comparable restaurant base contributed $87.9 million and $238.9 million, of which $49.0 million and $85.9 million were attributable to restaurants opened in 2016.  The comparable restaurant sales decreases were attributable to a decline in the number of transactions, and to a lesser extent, a decrease in the average check. Comparable restaurant sales declines were also attributable to a lesser extent to reductions of 0.8% in the three months ended September 30, 2016 and 0.3% in the nine months ended September 30, 2016 resulting from the deferral of $11.5 million of revenue to account for outstanding rewards under our Chiptopia program.

Food, Beverage and Packaging Costs

	Three months ended September 30,		%	Nine months ended September 30,		%
	2016	2015	decrease	2016	2015	decrease
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$363.9	$401.1	(9.3%)	$1,000.0	$1,166.8	(14.3%)
As a percentage of revenue	35.1%	33.0%		34.8%	33.3%

Food, beverage and packaging costs increased as a percentage of revenue for the three months ended September 30, 2016, primarily due to increased waste and higher avocado prices, partially offset by relief in beef prices. Food, beverage and packaging costs increased as a percentage of revenue for the nine months ended September 30, 2016, primarily due to increased waste costs and costs related to new food safety procedures, partially offset by the benefit of menu price increases implemented in select restaurants in the second half of 2015. We believe that further refinement in our food safety procedures will moderate some of the additional expense we experienced in the first half of 2016.  In dollar terms, food, beverage and packaging costs decreased for the three and nine months ended September 30, 2016 due to lower sales.

Labor Costs

	Three months ended September 30,		%	Nine months ended September 30,		%
	2016	2015	increase	2016	2015	increase
	(dollars in millions)			(dollars in millions)
Labor costs	$286.1	$270.1	5.9%	$820.8	$785.1	4.5%
As a percentage of revenue	27.6%	22.2%		28.6%	22.4%

Labor costs as a percentage of revenue increased in the three months ended September 30, 2016, primarily due to lower average restaurant sales and wage inflation. Labor costs as a percentage of revenue increased in the nine months ended September 30, 2016, primarily due to lower average restaurant sales and wage inflation, partially offset by fewer managers and crew in our restaurants. Although we incurred additional costs in the first nine months of 2016 to staff our restaurants for sales promotions, including Chiptopia, those incremental costs were offset by scheduling efficiencies as compared to the first nine months of 2015 as a result of reporting challenges from a system change in early 2015. In dollar terms, labor costs increased for the three and nine months ended September 30, 2016, due to staffing needs for new restaurants.

Occupancy Costs

	Three months ended September 30,		%	Nine months ended September 30,		%
	2016	2015	increase	2016	2015	increase
	(dollars in millions)			(dollars in millions)
Occupancy costs	$74.2	$66.4	11.8%	$217.1	$194.3	11.8%
As a percentage of revenue	7.2%	5.5%		7.6%	5.5%

Occupancy costs as a percentage of revenue increased for the three and nine months ended September 30, 2016, primarily due to lower average restaurant sales on a partially fixed-cost base. Occupancy costs increased in dollar terms for the three and nine months ended September 30, 2016, due to costs associated with new restaurants.

Other Operating Costs

	Three months ended September 30,		%	Nine months ended September 30,		%
	2016	2015	increase	2016	2015	increase
	(dollars in millions)			(dollars in millions)
Other operating costs	$166.0	$134.9	23.1%	$473.4	$378.8	25.0%
As a percentage of revenue	16.0%	11.1%		16.5%	10.8%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue increased for the three and nine months ended September 30, 2016, due primarily to an increase in marketing and promotional spend and sales deleveraging.  We increased our marketing and promotional spend in an effort to regain customers, which contributed $20.7 million and $75.9 million to the increase in other operating costs for the three and nine months ended September 30, 2016, respectively.

General and Administrative Expenses

	Three months ended September 30,		%	Nine months ended September 30,		%
	2016	2015	increase	2016	2015	increase
	(dollars in millions)			(dollars in millions)
General and administrative expense	$78.4	$70.1	11.9%	$211.2	$203.3	3.9%
As a percentage of revenue	7.6%	5.8%		7.4%	5.8%

For the three and nine months ended September 30, 2016, general and administrative expenses were higher in dollar terms due to expenses associated with our biennial All Managers’ Conference in September 2016 and higher legal expense, partially offset by lower non-cash stock based compensation expense.

Depreciation and Amortization

	Three months ended September 30,		%	Nine months ended September 30,		%
	2016	2015	increase	2016	2015	increase
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$37.4	$33.1	12.9%	$108.3	$96.2	12.5%
As a percentage of revenue	3.6%	2.7%		3.8%	2.7%

For the three and nine months ended September 30, 2016, depreciation and amortization increased as a percentage of revenue due to lower average restaurant sales on a partially fixed-cost base. The increase in dollar terms was due primarily to depreciation and amortization costs associated with new restaurants.

Loss on Disposal and Impairment of Assets

	Three months ended September 30,		%	Nine months ended September 30,		%
	2016	2015	increase	2016	2015	increase
	(dollars in millions)			(dollars in millions)
Loss on disposal and impairment of assets	$16.6	$2.2	671.7%	$22.0	$7.7	184.6%
As a percentage of revenue	1.6%	0.2%		0.8%	0.2%

For the three and nine months ended September 30, 2016, loss on disposal and impairment of assets increased in dollar terms primarily due to a non-cash impairment charge to write-down substantially all of the value of the long-lived assets of our ShopHouse restaurants.

Provision for Income Taxes

	Three months ended September 30,		%	Nine months ended September 30,		% increase
	2016	2015	decrease	2016	2015	(decrease)
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$2.6	$91.4	(97.2%)	$0.6	$256.7	n/m*
Effective tax rate	25.0%	38.7%		8.4%	38.6%

*Not meaningful

For the full year 2016, we estimate our annual effective tax rate will be 38.2%, which is consistent with 2015. Additional federal credits and a non-recurring tax benefit from previously-earned state tax credits were offset by a higher estimated state tax rate.  The effective tax rates for the three and nine months ended September 30, 2016 were lower due to the additional state and federal credits being recognized as discrete items in the first and third quarters of 2016, and the lower pre-tax income in those periods.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. We have a cash and short term investment balance of $359.1 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions (including up to $69.2 million in repurchases under programs announced as of September 30, 2016), to maintain our existing restaurants, and for general corporate purposes. We also have a long term investment balance of $250.7 million, which consists of U.S. treasury notes with maturities up to approximately 18 months. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

We haven’t required significant working capital because customers pay using cash or payment cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients. In addition, we generally have the right to pay for the purchase of food, beverage and supplies sometime after the receipt of those items, generally within ten days, thereby reducing the need for incremental working capital to support growth.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2016, we had about $497.3 million in investments and interest-bearing cash accounts, including insurance related restricted trust accounts classified in other assets, and $108.0 million in accounts with an earnings credit we classify as interest income, which combined bear a weighted-average interest rate of 0.67%.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have developed a marketing and advertising strategy that we believe is unique in the restaurant industry. We have not generally advertised on television, and historically have engaged in very limited price or value-based promotions. Instead we have invested primarily in marketing and advertising strategies that we believe will increase customers’ connection with our brand.  If these marketing and advertising investments do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect. We may be particularly dependent on the success of our marketing programs in 2016, when we have invested significantly in marketing and promotional spending, including significant use of free and discounted food promotions, in an effort to attract customers back to our restaurants and reverse negative sales trends.  Beginning July 1, 2016, we implemented a new customer frequency program known as Chiptopia, which resulted in increases in free food giveaways during the third quarter, and will result in additional free food giveaways. Chiptopia also resulted in a deferral of revenue totaling $11.5 million in connection with outstanding rewards, with the deferred revenue to be recognized at the sooner of reward redemption or expiration, not later than the first quarter of 2017.  Chiptopia expired at the end of the third quarter, and we may not retain customers we attracted with Chiptopia and other free and discounted food promotions.

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

Our Chairman and co-Chief Executive Officer Steve Ells founded our company, has been the principal architect of our business strategy, and has led our growth from a single restaurant in 1993 to over 2,100 restaurants today. Monty Moran, our co-Chief Executive Officer, and Jack Hartung, our Chief Financial Officer, have also served with us since early in our company’s history and much of our growth has occurred under their direction as well. Mark Crumpacker, our Chief Marketing and Development Officer, has been instrumental in formulating strategies to help us regain customers following the sales declines we have experienced throughout 2016.  We believe our executive officers, each of whom is an at-will employee without any employment contract, have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership, or if a new management team were to be unsuccessful in executing our strategy or were to change important elements of our current strategy, our growth prospects or future operating results may be adversely impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2016.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July		57,855	$412.02	57,855	$115,667,091
	Purchased 7/1 through 7/31
August		67,408	$402.24	67,408	$88,552,862
	Purchased 8/1 through 8/31
September		46,581	$415.32	46,581	$69,206,828
	Purchased 9/1 through 9/30
Total		171,844	$409.08	171,844	$69,206,828

(1)	Shares were repurchased pursuant to repurchase programs announced on February 2, 2016, and May 11, 2016.
(2)

This column does not include an additional $100 million in authorized repurchases announced on October 25, 2016. Each repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

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

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: October 25, 2016

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	-	-	-	-	X
3.2	Amended and Restated Bylaws of Chipotle Mexican Grill, Inc.	8-K	001-32731	October 6, 2016	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
10.1	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	-	-	-	-	X
31.1	Certification of Chairman and Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Co-Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.3	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements	-	-	-	-	X