Form 10-K
period 2016-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2017-02-07
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

As of June 30, 2016, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $6.6 billion, based on the closing price of the registrant’s common stock on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of 5% or more of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2017, there were 28,772,830 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2017 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2016.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include statements regarding the effectiveness of enhanced food safety procedures we have implemented; the impact of catering and delivery offerings and technology initiatives; the expected impact of food safety enhancements on our restaurant operating costs; projections of comparable restaurant sales increases and sales trends we expect for 2017; forecasts of trends in food, beverage and packaging costs, other operating costs, general and administrative expenses and other cost items for 2017; forecasts of the number of restaurants we expect to open in 2017; expected effective tax rates for the year; statements about possible repurchases of our common stock; projections of restaurant development costs; and other statements of our expectations and plans. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in Item 1A. “Risk Factors,” and elsewhere in this report.

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

ITEM  1.BUSINESS

General

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (“Chipotle”, the “Company”, or “we”) operates Chipotle Mexican Grill restaurants, which serve a focused menu of burritos, tacos, burrito bowls (a burrito without the tortilla) and salads, made using fresh ingredients.  As of December 31, 2016, we operated 2,198 Chipotle restaurants throughout the United States, as well as 29 international Chipotle restaurants, and we also had 23 restaurants in operation in other non-Chipotle concepts. We focus on finding the highest quality ingredients we can to make great tasting food; on building a strong people culture that is centered on providing an excellent guest experience; on building restaurants that are operationally efficient and aesthetically pleasing; and on doing all of this with the highest regard for the safety of our customers and increasing awareness and respect for the environment. We have grown substantially over the past five years, and expect to open between 195 and 210 additional restaurants in 2017.

Throughout our history as a public company, we have pursued a mission to change the way people think about and eat fast food. The fast food landscape has changed dramatically over Chipotle’s 23-year history.  The changes in the industry suggest that we may have achieved our mission, with a number of concepts built using service and sourcing formats that closely resemble ours – with more selective sourcing, food prepared onsite, and a service model that allows customers to choose exactly what they eat. Looking at what we have accomplished, we have expanded our mission. Today, we are working to Ensure that better food, prepared from whole, unprocessed ingredients is accessible to everyone. We are also aiming to simplify our business focus, to emphasize only those things that result in an excellent guest experience in our restaurants.

We manage our operations and restaurants based on 11 regions that aggregate into one reportable segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2016, 2015, and 2014, and our total assets as of December 31, 2016 and 2015, is included in our consolidated financial statements and accompanying notes in Item 8. “Financial Statements and Supplementary Data.” Substantially all of our revenues are generated and assets are located in the U.S.  For a discussion of risks related to our international operations, see Risks Related to Our Plans to Return to Sales and

Profitability Growth and Restore Our Economic Model – Our expansion into international markets may present increased risks due to lower customer awareness of our brand… ” in Item 1A. “Risk Factors.”

Our Focus on Safe and Delicious Food Made with Better Ingredients

A decidedly focused menu. Chipotle restaurants list only a few entree items: burritos, burrito bowls, tacos and salads. But because customers can choose from five different meats or tofu, two types of beans and a variety of extras such as salsas, guacamole, cheese and lettuce, there’s enough variety to extend our menu to provide thousands of choices. We plan to keep a simple menu, but will consider additions that we think make sense. For example, in 2014 we introduced Sofritas, a vegetarian protein option, and in 2016 we introduced chorizo, a spicy ground sausage made from chicken and pork.

In preparing our food, we use classic cooking methods.  We use stoves and grills, pots and pans, cutting knives and other kitchen utensils, walk-in refrigerators stocked with a variety of fresh ingredients, herbs and spices and dry goods such as rice. Our restaurants do not have microwaves or freezers. Ingredients we use include chicken, steak and chorizo that is grilled in our restaurants, carnitas (seasoned and braised pork), barbacoa (spicy shredded beef), Sofritas (organic braised tofu) and vegetarian pinto and black beans. We add our rice, which is tossed with lime juice, freshly chopped cilantro, and a pinch of salt, as well as freshly shredded cheese, sour cream, lettuce, peppers and onions, to our entrees depending on each customer’s request. We use various herbs, spices and seasonings to prepare our meats and vegetables. We also make a variety of extras such as guacamole, salsas and tortilla chips seasoned with fresh lime juice and salt. In addition to sodas, fruit and tea drinks and organic milk, most of our restaurants also offer a selection of beer and margaritas. Our food is prepared from scratch from whole ingredients, some of which is prepared in our restaurants and some is prepared with the same fresh ingredients in larger batches in commissaries.

Better Food. Serving high quality food while still charging reasonable prices is critical to our mission to ensure that better food is accessible to everyone. We believe that purchasing fresh ingredients and preparing them from scratch in our restaurants is not enough, so we spend time on farms and in the field to understand where our food comes from and how it is raised. Because our menu is so focused, we can concentrate on the sources of each ingredient, and this has become a cornerstone of our continuous effort to improve the food we serve. We're all about simple, fresh food without artificial flavors or fillers—just genuine raw ingredients and their individual, delectable flavors.

In all of our Chipotle restaurants, we endeavor to serve only meats that were raised in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare, and without the use of non-therapeutic antibiotics or added hormones. We brand these meats as “Responsibly Raised ®.”  One of our primary goals is for all of our restaurants to serve meats raised to meet our standards, but we have and will continue to face challenges in doing so.  For example, some of our restaurants did not serve carnitas for a portion of 2015, and some of our restaurants periodically serve conventionally raised chicken or beef from time to time due to supply constraints for our Responsibly Raised meats. More of our restaurants may periodically serve conventionally raised meats or stop serving one or more menu items in the future due to additional supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant so that customers can avoid those meats if they choose to do so.

We also seek to use more responsibly grown produce, by which we mean produce grown by suppliers whose practices conform to our priorities with respect to environmental considerations and employee welfare. A portion of our beans is organically grown and a portion is grown using conservation tillage methods that improve soil conditions, reduce erosion, and help preserve the environment in which the beans are grown. A portion of some of the other produce items we serve is organically grown as well. Our commitment to better ingredients also extends to the dairy products we serve. We started 2017 with all the sour cream and cheese we buy for our U.S. Chipotle restaurants made with milk that comes from cows that are not given rBGH (recombinant bovine growth hormone) and sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows.

In addition, none of the ingredients in our food (not including beverages) in U.S. Chipotle restaurants contain genetically modified organisms, or GMOs. While the meat and poultry we serve is not genetically modified, the animals are likely fed a diet of grains containing GMOs. Due to the prevalence of GMOs in a number of important feed crops, the vast majority of the grains used as animal feed in the U.S. are genetically modified. Additionally, some of the beverages we serve are sweetened with corn-based sweeteners, which are typically made with genetically modified corn.

Close Relationships with Suppliers. Maintaining the high levels of quality and safety we expect in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our 24 independently owned and operated regional distribution centers purchase from various suppliers we carefully select based on quality and the suppliers’ understanding of our mission.  We work closely with our suppliers and seek to develop mutually beneficial long-term relationships with them. We use a mix of forward, fixed and formula pricing protocols, and our distribution centers purchase within the pricing guidelines and protocols we have established with the suppliers. We’ve also tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility and supply shortages, and we follow industry news, trade tariffs and other issues, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices. Certain key ingredients (including beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas) are purchased from a small number of suppliers. For a discussion of risks related to our supply chain, see “Risks Related to Operating in the Restaurant Industry – Failure to receive frequent deliveries of higher-quality food ingredients and other supplies meeting our specifications could harm our operations”  and “Risks Related to our Unique Business Strategy  – Our Food With Integrity philosophy subjects us to risks” in Item 1A. “Risk Factors.”

Quality Assurance and Food Safety.    Our business was severely impacted beginning in the fourth quarter of 2015 by food safety incidents that were associated with a number of our restaurants.  More discussion of these incidents can be found in “Risks Related to Our Plans to Return to Sales and Profitability Growth and Restore Our Economic Model – We may continue to be negatively impacted by food safety incidents associated with our restaurants beginning in the fourth quarter of 2015. . .  ” in Item 1A. “Risk Factors.”  In the wake of these incidents, strengthening trust among our customers and in our brand has become essential to restoring our business results and achieving our mission. This begins with our commitment to serving safe, high quality food. Quality and food safety measures are integrated throughout our supply chain, from the farms that supply our food all the way through to our front line and into our customers’ hands. We maintain a limited list of approved suppliers, many of which are among the top suppliers in the industry. Our quality assurance department establishes and monitors our quality and food safety programs, and works closely with our suppliers to ensure our high standards are met throughout the supply chain. Our training, operations, and risk management departments develop and implement operating standards for food quality, preparation, cleanliness, employee health protocols, and safety in the restaurants. Our food safety programs are also designed to ensure that we not only continue to comply with applicable federal, state and local food safety regulations, but establish Chipotle as an industry leader in food safety.

While our food safety programs have always been carefully designed and have been in conformance with applicable industry standards, over the last year our Executive Director of Food Safety, a respected expert in the industry, has led a comprehensive assessment and enhancement of our food safety programs and practices. Components of our enhanced food safety programs include:

•	supplier interventions (steps to avoid food safety risks before ingredients reach Chipotle);
•	advanced technology (tools that eliminate pathogens while maintaining food quality);
•	farmer support and training;
•	enhanced restaurant procedures (protocols for handling ingredients and sanitizing surfaces in our restaurants);
•	food safety certification;
•	internal and third party restaurant inspections; and
•	ingredient traceability.

These and other enhancements underscore our commitment to becoming a leader in food safety while we continue to serve high quality food that our customers love. To be sure that our food safety programs continue to evolve in ways that will help maintain leadership in this important area, we have established a Food Safety Advisory Council that is comprised of some of the nation’s foremost food safety authorities. The Food Safety Advisory Council is charged with evaluating our programs, both in practice and implementation, and advising us on ways to elevate our already high standards for food safety.

Delivering an Excellent Guest Experience

There is nothing more important than treating our guests to an excellent experience every time they visit one of our restaurants. We believe that restaurants that deliver a consistently great experience attract customers more frequently and engender greater customer loyalty. Creating an excellent guest experience starts with hiring great people, training them on our high standards, and creating great teams in our restaurants. We have identified 13 characteristics of top performing employees, and use these characteristics as a guide to help us identify the very best people for our restaurants. Then, we invest in properly training each employee so that they can seamlessly deliver an excellent experience that our guests will enjoy.  Our restaurant training focuses on the guest experience by ensuring we are serving safe and delicious food quickly, in a clean and hospitable environment.

Restaurant Team. Each restaurant typically has a general manager or Restaurateur (a position we’ve characterized as the most important in the company), an apprentice manager (in a majority of our restaurants), and we aim to have two or three hourly service managers, one or two hourly kitchen managers and an average of 23 full and part-time crew members, though our busier restaurants tend to have slightly more employees. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We also cross-train our people so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our general managers and crew members to welcome and interact with customers throughout the day. In addition to the employees serving our customers at each restaurant, we also have a field support system that includes apprentice team leaders, team leaders or area managers, team directors, executive team directors, executive regional directors and restaurant support officers.

Innovation. We are prioritizing the development of technological and other innovations, such as digital/mobile ordering platforms, and delivery and catering choices, that allow our guests to engage with Chipotle in whatever fashion is most convenient for them. By allowing our customers to order and receive their food in a variety of ways, we believe we can attract more customers and help encourage customers to choose us more frequently. In order to successfully deliver a great experience for customers, we are emphasizing the optimization of our second make-lines, which allow us to fulfill catering or online orders without disrupting throughput on our main service line.  We are also integrating technology into our applications that provides customers with more precise and earlier pick-up times, which help our restaurants fill digital orders more quickly and accurately, improving the experience for customers who use these platforms. Technological innovations also improve the experience of other guests by helping to improve throughput for those who choose to dine in our restaurants.  Additionally, we have enhanced our data capabilities to allow us to better identify individual customers and their unique frequency patterns, and to target our marketing and promotional efforts at the individual level. We believe the advancements we have made in this area will help us as we continue to target lapsed customers, and seek to build frequency among newer customers.

Marketing

A great dining experience in our restaurants has always been our most powerful marketing. But there is still a need to introduce our brand to new customers and engage with existing ones in other ways, by helping them understand what makes Chipotle different. Our advertising and promotional programs and in-store communications all help to communicate what differentiates Chipotle from typical fast food. Whether it’s engaging with Chipotle via our various social media channels, participating in our local events, or simply eating a burrito at one of our restaurants, each customer interaction affords us an important opportunity to build our brand. On the heels of the safety-related incidents, we redoubled our efforts to attract customers to our restaurants and to provide a restaurant experience that helps keep them as or convert them into loyal, repeat customers.  Generating new customers and enhancing customer frequency will be a central objective of our marketing efforts in 2017.

Our advertising has generally included print, outdoor, transit, and radio ads, but we also incorporate digital advertising into the mix, and conduct strategic promotions that demonstrate our commitment to our Food With Integrity philosophy while connecting us to like-minded individuals or organizations. Beyond these traditional channels, we continue to pioneer new avenues of branded content aimed at making consumers more curious about some of the issues that are important to us, and explaining why and how we are working to drive positive change in the nation’s food supply. We also have a dedicated team of field marketing staff that helps connect our restaurants to local communities through fundraisers, sponsorships and participation in local events.

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

Competition

The fast-casual, quick-service, and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, brand reputation, and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally-owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out, catering, and delivery services. In recent years, competition has increased significantly from restaurant formats like ours that serve higher quality food, quickly and at a reasonable price.  We believe that this competition has made it more challenging to maintain or increase the frequency of customer visits, but continue to believe that Chipotle can differentiate itself with our mission to ensure that better food is accessible to everyone.

Moreover, we may also compete with companies outside the fast-casual, quick-service, and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of major grocery store chains, including those targeted at customers who seek higher-quality food, as well as from convenience stores, cafeterias, and other dining outlets. For more information, see “Risks Related to Operating in the Restaurant Industry—Competition could adversely affect us” in Item 1A. “Risk Factors.”  We also compete with other restaurants and retail establishments for site locations and restaurant employees.

Restaurant Site Selection

We believe restaurant site selection is critical to our success and growth strategy and thus we devote substantial time and effort to evaluating each potential restaurant location. Our site selection process is led by our internal team of real estate managers and also includes the use of external real estate brokers with expertise in specific markets, as well as support from an internal real estate strategy and research group. We study the surrounding trade area, demographic and business information within that area, and available information on competitors and other restaurants. Based on this analysis, including utilization of predictive modeling using proprietary formulas, we determine projected sales and targeted return on investment for each potential restaurant site. We have been successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, in regional malls and downtown business districts, free-standing buildings, food courts, outlet centers, airports, military bases and train stations.

Other Restaurant Concepts

We believe that the fundamental principles on which our restaurants are based – finding better ingredients, preparing them using classic techniques in front of the customer, and serving them in an interactive format with great teams dedicated to providing an excellent dining experience – can be adapted to cuisines other than the food served at Chipotle. Over the previous 5 years, we’ve explored this idea by creating new and innovative concepts such as Tasty Made, a burger concept we opened with a single restaurant in October, 2016, as well as investing in consolidated entities with partners that are developing additional concepts, such as Pizzeria Locale, a fast-casual pizza restaurant that now has seven restaurants in four states. Our first new restaurant concept was ShopHouse Southeast Asian Kitchen, which we opened in 2011 and grew to a total of 15 restaurants.  ShopHouse was not able to achieve a level of sales and profitability that made it attractive to us for future investment, and we announced in the fourth quarter of 2016 that we are exploring strategic alternatives for the concept.  In 2017, our focus will remain on thoughtfully growing the Chipotle brand.

Information Systems

We use a variety of applications and systems to securely manage the flow of information within each restaurant, and within our centralized corporate infrastructure. The services available within our systems and applications include restaurant operations, supply chain, inventory, scheduling, training, human capital management, financial tools, and data protection services. The restaurant structure is based primarily on a point-of-sale system that operates locally at the restaurant and is integrated with other functions necessary to restaurant operations. It records sales transactions, receives out of store orders, and authorizes, batches, and transmits credit card transactions. The system also allows employees to enter time clock information and to produce a variety of management reports. Select information that is captured from this system at each restaurant is collected in the central corporate infrastructure, which enables management to continually monitor operating results.  Our online ordering system allows guests to place orders online or through our mobile app. Orders taken remotely are routed to the point-of-sales system based on the time of customer order pickup. We also continue to modernize and make investments in our information technology networks and infrastructure, specifically in our physical and technological security measures to anticipate cyber-attacks and prevent breaches, and to provide improved control, security and scalability. Enhancing the security of our financial data, customer information and other personal information remains a priority for us.

We will continue to invest in our applications and systems to support our continued expansion. See “General Business Risks—We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information” in Item 1A. “Risk Factors,” for a discussion of risks associated with our information systems.

Employees

As of December 31, 2016, we had about 64,570 employees, including about 4,700 salaried employees and about 59,870 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

Seasonality

Seasonal factors influencing our business are described under the heading “Quarterly Financial Data/Seasonality” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Intellectual Property and Trademarks

“Chipotle,” “Chipotle Mexican Grill,” “Unburritable,” “Food With Integrity,” “Fresh Is Not Enough, Anymore,” “The Gourmet Restaurant Where You Eat With Your Hands,” “Responsibly Raised,” and a number of related designs and logos are U.S. registered trademarks of Chipotle. We have filed trademark applications for a number of other marks in the U.S. In addition to our U.S. registrations, we have registered trademarks for “Chipotle” and a number of other marks in Canada, the European Union and various other countries, and have filed trademark applications for “Chipotle Mexican Grill,” “Chipotle” and a number of other marks in various countries as well. We also believe that the design of our restaurants is our proprietary trade dress and have registered elements of our restaurant design for trade dress protection in the U.S. as well.

From time to time we have taken action against other restaurants that we believe are misappropriating our trademarks, restaurant designs or advertising. Although our policy is to protect and defend vigorously our rights to our intellectual property, we may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Available Information

We maintain a website at www.chipotle.com, including an investor relations section at ir.chipotle.com in which we routinely post important information, such as webcasts of quarterly earnings calls and other investor events in which we participate or host, and any related materials.  Our Code of Conduct is also available in this section of our website.  You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites mentioned above are not incorporated into and should not be considered a part of this report. The references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Risks Related to our Plans to Return to Sales and Profitability Growth and Restore our Economic Model

Our sales and profitability will continue to fall well short of our past results unless we can significantly increase comparable restaurant sales, and there are material risks to our ability to do so.

In 2016 we experienced lower sales than the preceding year for the first time in our history as a public company and our average restaurant volumes have declined from $2.532 million as of September 30, 2015 to $1.868 million as of December 31, 2016.  In order to increase our sales, one of our primary goals is to increase comparable restaurant sales. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Changes in comparable restaurant sales are also a critical factor affecting our profitability, because the profit margin on incremental comparable restaurant sales is generally higher due to the sales increases being applied against a partially fixed cost base. Conversely, declines in comparable restaurant sales, as we saw throughout the majority of 2016, have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases, while we continue to incur a certain level of fixed costs.

Our ability to increase comparable restaurant sales depends on many factors, including:

•

perceptions of the Chipotle brand and the safety and quality of our food, which may continue to be adversely impacted by food safety incidents described below under “—We may continue to be negatively impacted by food safety incidents associated with our restaurants…”;

•

competition, especially from an increasing number of competitors in the fast casual segment of the restaurant industry and from other restaurant concepts whose strategies overlap with elements of our Food With Integrity philosophy, as well as from grocery stores and other dining options;

•

executing our strategies effectively, including our marketing and branding strategies, our initiatives to expand the use of online and other digital ordering and increase sales from our catering options, our efforts to improve the overall quality of our customers’ experience and increase the speed at which our crews serve each customer, and our potential introduction of new menu items, each of which we may not be able to accomplish or which may not have the impact we expect;

•	changes in consumer preferences and discretionary spending, including weaker consumer spending during periods of economic difficulty or uncertainty;
•

initial sales performance of new restaurants, and the impact of new Chipotle restaurants in the event customers who frequent one of our restaurants begin to visit one of our new restaurants instead, as further described below under “—Our new restaurants, once opened, may not be profitable…”;

•

our ability to increase menu prices without adversely impacting transaction counts to such a degree that the impact from lower transactions equals or exceeds the benefit of the menu price increase, and without “trade down” by customers or other reductions in average check in response to price increases;

•	weather, road construction and other factors limiting access to our restaurants; and
•

changes in government regulation that may impact customer perceptions of our food, including initiatives regarding menu labeling and marketing claims about the origin or makeup of some of the ingredients we serve.

These factors, most of which are described in more detail in additional Risk Factors below, are beyond our control to at least some degree. As a result, it is possible that we will experience future declines in comparable restaurant sales or that we otherwise will not achieve our targeted or expected comparable restaurant sales.  Any future declines in comparable restaurant sales or failure to meet market expectations for comparable restaurant sales increases would likely result in a significant adverse impact on the price of our common stock.  Additionally, if we fail to significantly increase comparable restaurant sales in 2017 and beyond, the price of our common stock is likely to be adversely impacted.

We may continue to be negatively impacted by food safety incidents associated with our restaurants beginning in the fourth quarter of 2015, and further instances of food-borne or localized illnesses associated with our restaurants would result in increased negative publicity and further adverse impacts on customer perceptions of our brand, which would likely result in further declines in our sales.

During late October and early November 2015, illnesses caused by E. coli bacteria were connected to a number of our restaurants, initially in Washington and Oregon, and subsequently to small numbers of our restaurants in as many as 12 other states. During the week of December 7, 2015, an unrelated incident involving norovirus was reported at a Chipotle restaurant in Brighton, Massachusetts, which worsened the adverse financial and operating impacts we experienced from the earlier E. coli incident.  As a result of these incidents and related publicity, our sales and profitability were severely impacted throughout 2016.   The significant amount of media coverage regarding these incidents, as well as the impact of social media (which was not in existence during many past food safety incidents involving other restaurant chains), in increasing the awareness of these incidents may continue to negatively impact customer perceptions of our restaurants and brand, notwithstanding the high volume of food-borne illness cases from other sources across the country every day.  As a result, it may take longer for our sales to recover than has been the case during past food safety incidents associated with other restaurant chains, and we may not fully recover all of our lost sales.

Because of customer perceptions in the wake of these food safety incidents, any future occurrence of food-borne illness associated with our restaurants—even incidents that may be considered minor at other restaurants—would likely have an even more significant negative impact on our sales and our ability to regain customers.  Although we have followed industry standard food safety protocols in the past, and over the past year have enhanced our food safety procedures to ensure that our food is as safe as it can possibly be, we may still be at a higher risk for food-borne illness occurrences than some competitors due to our greater use of fresh, unprocessed produce and meats, our reliance on employees cooking with traditional methods rather than automation, and our avoiding frozen ingredients. Additionally, no food safety protocols can completely eliminate the risk of food-borne illness in any restaurant, so our enhanced food safety protocols may not be successful in preventing an illness incident in the future.  The risk of illnesses associated with our food might also increase in connection with an expansion of our catering business or other situations in which our food is served in conditions we cannot control.  Furthermore, we have seen instances of unsubstantiated reports linking illnesses to Chipotle, and these reports have negatively impacted us.  Even if food-borne illnesses are attributed to us erroneously or arise from conditions outside of our control, the negative impact from any such illnesses is likely to be significant.

Increasing our sales and profits depends in part on our ability to open new restaurants in sites and on terms attractive to us, which is subject to many unpredictable factors.

We had 2,250 restaurants in operation as of December 31, 2016. We plan to increase the number of our restaurants significantly, and plan to open between 195 and 210 new restaurants in 2017. However, we have in the past experienced delays in opening some restaurants and that could happen again as a result of any one or more of the following factors:

•	our potential inability to locate and secure new restaurant sites in locations that we believe to be attractive;
•	obstacles to hiring and training top performing employees in the local market;
•	difficulty managing construction and development costs of new restaurants, particularly in competitive markets or when real estate development activity is robust;
•	delay or cancellation of new site development by developers and landlords, which may become increasingly common during periods of economic uncertainty, tight credit, and/or higher interest rates;
•

difficulty ramping up the growth of our international business or new restaurant concepts, including for the reasons described below under “—Our expansion into international markets may present increased risks …” and “—Pizzeria Locale, Tasty Made and other new restaurant concepts may not contribute to our growth”;

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

Constraints on our hiring new employees are described further below under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs…”

Another significant challenge is locating and securing an adequate supply of suitable new restaurant sites. Competition for suitable restaurant sites in our target markets can be intense, and development and leasing costs are increasing, particularly for urban locations. These factors could negatively impact our ability to manage our occupancy costs, which may adversely impact our profitability.  In addition, any of these factors may be exacerbated by economic factors, which may result in developers and contractors seeing increased demand and therefore driving our construction and leasing costs up.

Any decision to delay or forego a significant number of new restaurant openings, or our inability to open the number of new restaurants we plan, due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results. Moreover, as we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will decline, making it increasingly difficult to achieve levels of sales and profitability growth that we achieved prior to 2016.

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

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generate sales and income below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new area, which can result in lower initial sales volumes following a restaurant’s opening.  It may also be difficult for us to attract a customer base if we are not able to staff our restaurants with top performing employees and successfully train them to deliver excellent customer experiences. If we are unable to build the customer base that we expect for new restaurant locations or overcome the higher fixed costs associated with new restaurant locations, new restaurants may not have similar results as our existing restaurants and may not be profitable.  Our new restaurant sales volumes since the fourth quarter of 2015 have also been negatively impacted by the food safety issues described elsewhere in this report.   The negative impact has been of greater relative magnitude to the impact we have seen on comparable restaurant sales, and as a result, new restaurant sales may have an even larger adverse impact on our results than they have in the past.

Our new restaurant development activity has also broadened recently to incorporate trade areas or types of restaurant sites in which we have little or no prior experience, including smaller or more economically mixed communities, highway sites, outlet centers, and restaurants in airports, food courts, or on military sites.  The risks relating to building a customer base and managing development and operating costs may be more significant in some or all of these types of trade areas or restaurant sites, which could have an unexpected negative impact on our new restaurant operating results. In addition, in the event we are not able to contain increases in our average restaurant development costs, which could result from inflation, an increase in the proportion of higher cost locations, project mismanagement or other reasons, our new restaurant locations could also result in decreased profitability.

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

Our marketing and advertising strategies may not be successful, or may pose risks that could adversely impact our business.

In an effort to reverse the downturn in our business results that began in late 2015, we significantly increased marketing and promotional expense in 2016.  For the year ended December 31, 2016, our marketing and promotional expense was 5.1% of revenue, significantly higher than the 2.1% of revenue it had averaged over the preceding three years.  In 2017 we expect to return marketing and promotional expense to levels closer to our historical practice as a percent of revenue, and doing so may adversely impact the number of customers visiting our restaurants.  If so, we may be forced to engage in additional promotional activities, including further offers for free or discounted food, which may hamper our sales and profitability.

As part of our marketing plans for 2017, we have hired a new advertising agency and media buyer, and are also introducing a new advertising campaign and media strategies, including the possibility of television advertising, which we began testing for the first time in 2016.  If our advertising campaign and new media strategies do not resonate with customers in the manner we hope, they may not result in increased sales, but would still increase our expenses.  Additionally, we will also continue to invest in marketing and advertising strategies that we believe will increase customers’ connection with our brand. If these marketing and advertising investments do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect.

We also plan to continue to emphasize strategies such as remote ordering and catering options in an effort to increase overall sales. These efforts may not increase our sales to the degree we expect, or at all. Catering and other out-of-restaurant sales options also introduce new operating procedures to our restaurants and we may not successfully execute these procedures, which could adversely impact the customer experience in our restaurants and thereby harm our sales and customer perceptions of our brand.

In addition, some of our marketing has incorporated elements intended to encourage customers to question sources or production methods commonly used to produce food. These elements of our marketing could alienate food suppliers and other food industry groups and may potentially lead to an increased risk of disputes or litigation if suppliers or other constituencies believe our marketing is unfair or misleading. Increased costs in connection with any such issues, or any deterioration in our relationships with existing suppliers, could adversely impact us or our reputation. Furthermore, if these messages do not resonate with our customers or potential customers, the value of our brand may be eroded.

Our expansion into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors.

As of December 31, 2016, 29 of our restaurants were located outside of the U.S., with 17 in Canada, 6 in the United Kingdom, 5 in France and 1 in Frankfurt, Germany. As a result of our small number of restaurants outside the U.S. and the relatively short time we have been operating those restaurants, we have lower brand awareness and less operating experience in these markets, and our average restaurant sales and/or transaction counts may be lower in these markets than in the U.S. The markets in which we’ve opened restaurants outside the U.S., and any additional new markets we enter outside the U.S. in the future, have different competitive conditions, consumer tastes and discretionary spending patterns than our U.S. markets. As a result, new restaurants outside the U.S. may be less successful than restaurants in our existing markets. Specifically, due to lower consumer familiarity with the Chipotle brand, differences in customer tastes or spending patterns, or for other reasons, sales at restaurants opened outside the U.S. may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall growth and profitability. We have also seen some deterioration in sales trends at our international locations since late 2015, which we believe may be attributable to expanding awareness of the food-borne illness incidents described elsewhere in this report, and those trends may make it more difficult to attract customers to our restaurants in international markets.  To build brand awareness in international markets, we may need to make greater investments in advertising and promotional activity than we originally planned, which could negatively impact the profitability of our operations in those markets.

We may also find it more difficult in international markets to hire, train and keep top performing employees who can successfully deliver excellent customer experiences, and labor costs may be higher in international markets due to increased regulation, higher employment taxes or social benefit costs or local market conditions. In addition, restaurants outside the U.S. have had higher construction, occupancy and food costs than restaurants in existing markets, and we may have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Additional costs or difficulties from any of the foregoing factors may adversely impact the operating results of our international markets. Markets outside the U.S. may also have regulatory differences with the U.S. with which we are not familiar, or that subject us to significant additional expense or to which we are not able to successfully adapt, which may have a particularly adverse impact on our sales or profitability in those markets and could adversely impact our overall results. Our overall results may also be negatively affected by currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar.

Pizzeria Locale, Tasty Made and other new restaurant concepts may not contribute to our growth.

We believe that the fundamental principles on which our restaurants are based – finding better ingredients, preparing them using classic techniques in front of the customer, and serving them in an interactive format with great teams dedicated to providing an excellent dining experience – can be adapted to cuisines other than the food served at Chipotle. In order to see how our model works when we use different ingredients and a different style of food, we opened a number of ShopHouse Southeast Asian Kitchen restaurants beginning in 2011, and one Tasty Made burger restaurant in Ohio in 2016. We also have a majority ownership interest in a company operating 7 fast casual Pizzeria Locale restaurants in Denver, Colorado, Kansas City, Missouri and Cincinnati, Ohio, and we plan to assist with the further expansion of Pizzeria Locale in the future. ShopHouse was not able to achieve a level of sales and profitability that made it attractive to us for future investment, and we announced in the fourth quarter of 2016 that we are exploring strategic alternatives for the concept. We recognized a $14.5 million non-cash impairment charge, representing substantially all of the value of long-lived assets of ShopHouse during the year ended December 31, 2016. Furthermore, Pizzeria Locale and Tasty Made are

new brands and have lower brand awareness, lower sales and less operating experience than most Chipotle restaurants, and may also not achieve restaurant economics that make them attractive for further investment in the future.  Notwithstanding our growth plans for Tasty Made, our investment in Pizzeria Locale, and exploration of other restaurant brand opportunities, our immediate focus will remain on thoughtfully growing the Chipotle brand. As a result, we do not expect Pizzeria Locale, Tasty Made or other concepts to contribute to our growth in a meaningful way for at least the next several years.  We may also determine not to move forward with any further expansion of Tasty Made or Pizzeria Locale. These decisions would each limit our overall growth over the long term as well. Additionally, the exploration of strategic alternatives for ShopHouse, the expansion of Tasty Made or Pizzeria Locale, or investments in other restaurant concepts each might distract our management, which could have an adverse impact on our core Chipotle business.

Our failure to manage our restaurant growth effectively could harm our business and operating results.

As described elsewhere in this report, our plans call for a significant number of new restaurants. Our existing restaurant management systems, financial and management controls, information systems and personnel may be inadequate to support our expansion, and managing our growth effectively will require us to continue to enhance these systems, procedures and controls, as well as to hire, train and retain general managers, crew and corporate staff. We also are continuing to attempt to improve our field management in an effort to develop additional top-performing general managers more quickly. We may not respond quickly enough to the changing demands that our restaurant growth imposes on management, crew and existing infrastructure, and changes to our operating structure may result in increased costs or inefficiencies that we cannot currently anticipate. We have also historically placed a great deal of importance on restaurant cultures, which we believe needs to be redirected to focus more on effective training of our team to deliver excellent customer experiences. As we grow our number of restaurants, additional shifts in our cultural or operational focus may harm morale in our restaurants or prove distracting to our restaurant employees, which could adversely impact our business and operating results.

Risks Related to Operating in the Restaurant Industry

Competition could adversely affect us.

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, brand reputation, and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out and delivery services. In recent years, competition has increased significantly from restaurant formats like ours that serve higher quality food, quickly at a reasonable price.  We believe that this competition has made it more challenging to maintain or increase the frequency of customer visits. Additionally, although we continue to believe that Chipotle can differentiate itself with our mission to ensure that better food is accessible to everyone,  competitors have increasingly made claims related to the quality of their ingredients, or distinctions between artificial and natural flavors, colors and preservatives.  The increasing use of these claims in the marketplace, even if the substantive basis for some of them may be questionable, may lessen our differentiation.

Many of our competitors have existed longer than we have and may have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. Some of these competitors and other fast casual concepts have sought to duplicate various elements of our business operations, and more chains may copy us to varying degrees in the future. Additionally, our newer concepts, Tasty Made and Pizzeria Locale, operate in markets in which there are numerous competitors, including a number of large and well-known brands. A number of other companies or individuals in the restaurant industry have recently opened or invested in fast-casual pizza concepts or so-called “better burger” restaurants. In addition, our strategy includes opening additional restaurants in existing markets, and as we do so sales may decline in our previously-opened restaurants as customers who frequent our established restaurants begin to visit a newly-opened restaurant instead.

Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, better for customers or otherwise targeted at particular consumer preferences. Many of our competitors in the fast-casual and quick-service segments of the restaurant industry also emphasize lower-cost, “value meal” menu options, a strategy we do not currently pursue. Our sales may be adversely affected by these and other competing products, or by price competition more generally.

Moreover, we may also compete with companies outside the fast casual and quick service and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at customers who want higher-quality food, as well as from convenience stores and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs and prices, better locations, better facilities, better management, more effective marketing and more efficient operations than we have.

Any of these competitive factors may adversely affect us and reduce our sales and profits.

Our business could be adversely affected by increased labor costs or difficulties in finding and retaining top-performing employees.

Labor is a primary component of our operating costs, and we believe good managers and crew are a key part of our success. We devote significant resources to recruiting and training our general managers and crew. Increased labor costs due to factors such as competition for workers and labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or changes in our restaurant staffing structure have, and may continue to adversely impact our operating costs. Additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Patient Protection and Affordable Care Act, or the Affordable Care Act, (discussed further under “Regulatory and Legal Risks—The effect of recent changes to U.S. healthcare laws may increase our healthcare costs…”), could also adversely impact our labor costs. Moreover, if our managers do not schedule our restaurant crews efficiently, our restaurants may be overstaffed at some times, which adversely impacts our labor costs as a percentage of revenue, decreasing our operating margins.  Efficient staffing may continue to be a challenge in 2017 due to continued volatility and uncertainty in our sales trends.

In addition, our success in delivering excellent customer experiences depends substantially on the energy and skills of our employees and our ability to hire, motivate and keep qualified employees, especially general managers and crew members. Turnover among our restaurant crews and managers has been frequent, and we aim to reduce turnover in an effort to keep top performing employees and better realize our investment in training new employees. Failure to do so will adversely impact our operating results by increasing training costs and making it more difficult to deliver outstanding customer experiences. Our failure to find and keep enough high-caliber employees could also delay planned restaurant openings, which would slow our growth.

We use the “E-Verify” program, an Internet-based, free program run by the U.S. government, to verify employment eligibility for all employees throughout our company. However, use of E-Verify does not guarantee that we will successfully identify all applicants who are ineligible for employment. Although we use E-Verify and require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers may subject us to fines or penalties, and if we are found to be employing unauthorized workers, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. For example, following an audit by the Department of Homeland Security of the work authorization documents of our restaurant employees in Minnesota during 2010, we lost approximately 450 employees, resulting in a temporary increase in labor costs and disruption of our operations, including slower throughput, as we trained new employees, as well as some degree of negative publicity. The resulting broad-based civil and criminal investigations by the U.S. Attorney for the District of Columbia and U.S. Securities and Exchange Commission of our compliance with work authorization requirements and related disclosures and statements resulted in significant legal costs. Termination of a significant number of employees in specific markets or across our company due to work authorization or other regulatory issues would disrupt our operations including slowing our throughput, and could also cause additional adverse publicity and temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. Our reputation and financial performance may be materially harmed as a result of any of these factors.  Furthermore, immigration laws have been an area of considerable political focus in recent years, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs. Further changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring process more cumbersome, or reduce the availability of potential employees.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and cooking oils, has increased markedly in some years, resulting in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice. In 2016, a significant spike in avocado prices from September to November adversely impacted our food costs for the third and fourth quarters, and there could be similar or greater pricing pressure on key ingredients during 2017.  Costs have increased from the enhanced food safety procedures described elsewhere in this report. Additionally, a substantial volume of produce items are grown in Mexico and other countries, and some of our meats and restaurant supplies are sourced from outside the U.S. as well.  Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs that would adversely impact our financial results.

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

Food scares could adversely affect customer perceptions of, or the price or availability of, ingredients we use to prepare our food, which may adversely impact our sales.

Past reports linking nationwide or regional incidents of food-borne illnesses such as salmonella, E. coli, hepatitis A, listeria or norovirus to certain produce items have caused us to temporarily suspend serving some ingredients in our foods or to otherwise alter our menu, and have resulted in consumers avoiding certain products for a period of time. Similarly, outbreaks of avian flu, incidents of “mad cow” disease, or similar concerns have also caused consumers to avoid any products that are, or are suspected of being, affected. These problems, and injuries caused by food tampering have had in the past, and could have in the future, an adverse effect on the price and availability of affected ingredients. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants due to the types of food scares described above, would further adversely impact our restaurant sales and profitability. In addition, if we react to these problems by changing our menu or other key aspects of the Chipotle experience, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to generate sufficient revenue to make our restaurants profitable. Customers may also shift away from us if we choose to pass along to consumers any higher ingredient or operating costs resulting from supply problems or operational changes associated with incidents of food-borne illnesses, which would also have a negative impact on our sales and profitability.

Changes we have made in our operations, or that we make in the future, to further enhance the safety of the food we serve will adversely impact our financial performance and may negatively impact customer perception of our brand.

As a result of the food safety incidents described elsewhere in this report, we have implemented a number of enhancements to our food safety protocols to ensure that our food is as safe as it can be.  Many of our enhanced procedures, which go beyond the industry-standard food safety practices that we were previously following, increase the cost of some ingredients or the amount of labor required to prepare and serve our food.  If we aren’t able to sufficiently increase sales to offset the increased costs resulting from these changes, our margins will fall well short of levels we have historically achieved.  Even if we were to restore sales to levels we were achieving prior to the fourth quarter of 2015, the increased costs from these changes are likely to result in lower margins than we were able to achieve in the past.

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

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination (which we may detect more frequently under the microbiological testing protocols we’ve recently introduced), inclement weather, a supplier ceasing operations or deciding not to follow our required protocols, or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. In particular, shortages of one or more of our menu items could force our restaurants to remove items from their menus, which may result in customers choosing to eat elsewhere.  If that happens, our affected restaurants could experience significant reductions in sales during the menu item shortage, and potentially thereafter if customers do not return to us after the shortage is resolved. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe to us than at other restaurants.

For many of our food ingredients and other supplies we do not have long-term contracts with suppliers, and we have relied largely on a third party distribution network with a limited number of distribution partners. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, the risk of ingredient shortages may increase and our business, financial condition, results of operations or cash flows could be adversely affected. We currently depend on a limited number of suppliers for some of our key ingredients, including beef, pork, chicken, tofu, beans, rice, sour cream, cheese, and tortillas. Due to the unique nature of the products we receive from our Food With Integrity suppliers and as described in more detail below under “Risks Related to Our Unique Business Strategy—Our Food With Integrity philosophy subjects us to risks,” these suppliers could be more difficult to replace if we were no longer able to rely on them. If we have to seek new suppliers and service providers, we may be subject to pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu.  If that were to happen and customers change their dining habits as a result, affected restaurants could experience significant reductions in sales during the shortage or thereafter.  Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe.

In the first quarter of 2015, through our ongoing auditing of suppliers, we identified a pork supplier that was not meeting our standards and suspended purchases of pork from this supplier. Without this supply, we did not have enough pork meeting our specifications for all of our restaurants and a large number of our restaurants were not serving carnitas for a number of months during 2015.  We believe our comparable restaurant sales were adversely impacted as a result, as customers chose to eat elsewhere rather than substituting a different one of our menu items for carnitas.

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

We lease substantially all of the properties on which we operate restaurants, and some of our leases are due for renewal or extension options in the next several years. Some leases are subject to renewal at fair market value, which could involve substantial increases, and a smaller number expire without any renewal option. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, any difficulty renewing a significant number of such leases, or any substantial increase in rents associated with lease renewals, could adversely impact us. If we have to close any restaurants due to difficulties in renewing leases, we would lose revenue from the affected restaurants and may not be able to open suitable replacement restaurants. Conversely, substantial increases in rents associated with lease renewals would increase our occupancy costs, reducing our restaurant margins.

Risks Related to our Unique Business Strategy

We may not persuade customers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service restaurant segment. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results of operations or the brand identity that we have tried to create. Additionally, it will likely be more difficult for us to persuade the public about the quality and value of our food following the food-borne illnesses we experienced in 2015 and the associated deterioration of customer perceptions about our brand, and we cannot predict when those perceptions will improve, if ever.  If customers are not persuaded that we offer a good value for their money, our restaurant transaction counts could be adversely affected, which would negatively impact our business results.

Our Food With Integrity philosophy subjects us to risks.

The principle of Food With Integrity constitutes a significant part of our business strategy. We use a substantial amount of ingredients grown or raised with an emphasis on practices we believe to be more sustainable or responsible than some conventional practices, and we try to make our food as fresh as we can. We do, however, face challenges associated with pursuing Food With Integrity philosophy. There are higher costs and other risks associated with purchasing ingredients grown or raised with an emphasis on quality, sustainability and other responsible practices. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed sub-therapeutic antibiotics and for cattle that are not given growth hormones. Crops grown organically or using other responsible practices can take longer to grow and crop yields can be lower. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria for meat, dairy and produce ingredients. Given the costs associated with what we believe are more responsible farming practices, as well as uncertainty regarding demand due to changing customer perceptions, economic trends and other factors, many large suppliers have not found it economical to pursue business in this area. Although all of our restaurants generally serve meat from animals raised in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare, we may experience shortages of meat meeting these criteria due to suppliers suspending production, market conditions, or other forces beyond our control. In the first quarter of 2015, through our ongoing auditing of suppliers, we identified a pork supplier that was not meeting our standards and suspended purchases of pork from this supplier. Without this supply, we did not have enough pork meeting our specifications for all of our restaurants and a large number of our restaurants were not serving carnitas for a number of months during 2015.  We believe our comparable restaurant sales were adversely impacted as a result.  We have experienced shortages of beef or chicken meeting our protocols on a periodic basis over the past several years as well, resulting in our serving commodity beef and chicken, which may have a negative impact on customer perceptions of our brand.

If as a result of any of the factors described above we are unable to obtain a sufficient and consistent supply of our preferred ingredients on a cost-effective basis, our food costs could increase, adversely impacting our operating margins. These factors could also cause us difficulties in aligning our brand with our Food With Integrity philosophy, which could make us less popular among our customers and cause sales to decline. Our commitment to the Food With Integrity philosophy may also leave us open to actions against us or criticism from special interest groups whose ideas regarding food issues differ from ours or who believe we should pursue different or additional goals with our Food With Integrity approach. Any adverse publicity that results from such criticism could damage our brand and adversely impact customer traffic at our restaurants. We may also face adverse publicity or liability for false advertising claims if suppliers do not adhere to all of the elements of our Food With Integrity programs, such as responsible meat protocols, requirements for organic or sustainable growing methods, our use of non-GMO ingredients in our food, and similar criteria on which we base our purchasing decisions. If any such supplier failures occur and are publicized, our reputation would be harmed and our sales may be adversely impacted. And our Food With Integrity message may result in customers holding us to a higher standard in terms of food safety as well, which may make it more difficult for us to recover from the food-borne illness incidents discussed elsewhere in this report, as customers who believe we failed to uphold our own standards may decline to return to our restaurants as frequently or at all.

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

Our success may depend on the continued service and availability of key personnel, and recent changes in our management team may adversely impact us.

Our Chairman and Chief Executive Officer Steve Ells founded our company, has been the principal architect of our business strategy, and has led our growth from a single restaurant in 1993 to over 2,000 restaurants today.  Monty Moran, who served as our co-Chief Executive Officer for over 11 years before announcing his retirement in December 2016, and Jack Hartung, our Chief Financial Officer, have also served with us since early in our company’s history, and much of our growth has occurred under their direction as well. Additionally, Mark Crumpacker, our Chief Marketing and Development Officer, who has played a role in our marketing and branding efforts for many years and who has been an executive officer since joining us full time in January 2009, has been instrumental in formulating strategies to help us regain customers following the sales declines we experienced throughout 2016.  Curt Garner, who joined us as Chief Information Officer in November 2015, has had a key role in developing and executing our digital/mobile ordering platforms and strategy, and we believe these and other technology innovations will become increasingly important in helping us return to sales and profitability growth.  We believe our executive officers, each of whom is an at-will employee without any employment contract, have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. Monty Moran’s resignation from the co-Chief Executive Officer position in connection with his planned retirement was the first change in our executive officer team in a number of years. If our company culture or operations were to deteriorate following this or other changes in leadership, or if a new management team were to be unsuccessful in executing our strategy or were to change important elements of our current strategy, our growth prospects or future operating results may be adversely impacted.

Regulatory and Legal Risks

Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs.

Employment and Immigration Regulations

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance. For example, a number of lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee classification, employee record-keeping and related practices with respect to our employees. We incur legal costs to defend, and we could suffer losses from, these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, changes to eligibility for overtime pay, paid sick leave and mandatory vacation accruals, and similar requirements and these changes could increase our labor costs. In addition, see “—The effect of recent changes to U.S. healthcare laws may increase our healthcare costs…” below for a discussion of risks related to recent changes in U.S. healthcare laws.

We also are audited from time to time for compliance with work authorization requirements, and audit activity and federal criminal and civil investigations in this area are described in more detail above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding and retaining top-performing employees,” as well as in Note 10. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized our business may be disrupted as we try to replace lost workers with additional qualified employees. On the other hand, in the event we wrongfully reject work authorization documents, or if our compliance procedures are found to have a disparate impact on a protected class such as a racial minority or based on the citizenship status of applicants, we could be found to be in violation of anti-discrimination laws. We could experience adverse publicity arising from enforcement activity related to work authorization compliance, anti-discrimination compliance, or both, that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Moreover, in addition to the criminal and civil investigations mentioned above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding and retaining top-performing employees,” the office of the U.S. Attorney for the District of Columbia and the U.S. Securities and Exchange Commission investigated us for possible criminal and civil securities law violations relating to our employee work authorization compliance and related disclosures and statements as well. Any potential future investigations in this area may be expensive and distracting, and could subject us to fines, reputational damage, and other liabilities that could be significant.

Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize our employees and those of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs could increase and our efforts to maintain a culture appealing only to top-performing employees could be impaired. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.

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

Nutrition and Food Regulation

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available, and nation-wide nutrition disclosure requirements included in the U.S. health care reform law are scheduled to go into effect on May 5, 2017. These nutrition disclosure requirements may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales, and could subject us to liability if we make errors in calculating or disclosing the required information.

Privacy/Cybersecurity

We are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is evolving and increasingly demanding. At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If our security and information systems or those of outsourced third party providers we use to store or process such information are compromised, or if we or such third parties otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees. Additional risks related to cybersecurity are described below under “General Business Risks-We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information.”

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

See “—Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs” above, for additional discussion of these types of claims. From time to time, we also face claims alleging that technology we use in our business infringes patents held by third parties. In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We have been subject to a number of these actions and may be subject to additional actions of this type in the future. We are also undergoing government investigations and have been sued in a shareholder class action lawsuit, each as described elsewhere in this report, including in Note 10. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” and these matters may be particularly expensive to defend and/or resolve.

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

We accept electronic payment cards for payment in our restaurants. During 2016 approximately 70% of our sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years. In August 2004, the merchant bank that processed our credit and debit card transactions informed us that we may have been the victim of a possible theft of card data. As a result, we recorded losses and related expenses totaling $4.3 million from 2004 through 2006.

We may in the future become subject to additional claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects. The liabilities resulting from any of the foregoing would likely be far greater than the losses we recorded in connection with the data breach incident in 2004.

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

We depend significantly on customers’ perception of and connection to our brand. In addition to the damage to our reputation from well-publicized food safety incidents during 2015 as described elsewhere in this report, we may experience negative publicity from time to time relating to food quality, customer complaints, restaurant facilities, advertising and other business practices, litigation alleging injuries or improper employee practices, government investigations or other regulatory issues, our suppliers’ potential failure to adhere to elements of our Food With Integrity protocols, other issues regarding the integrity of our suppliers’ food processing, employee relationships, customer or employee data breaches, or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one or more restaurants or any of the foregoing topics may extend far beyond the restaurant(s) involved and affect many more, or even all, of our restaurants. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that may be generated. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations. And even publicity that could reasonably be viewed as positive may have adverse consequences on our business.  For example, positive developments in regards to the food safety issues that have impacted us might have the effect of continuing or increasing customer awareness of the issue.

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

We maintain various insurance policies for employee health, worker’s compensation, general liability, property damage and auto liability. We are self-insured for our employee health plans but have third party insurance coverage to limit exposure for both individual and aggregate claim costs. We are also responsible for losses up to a certain limit for worker’s compensation, general liability, property damage, employment practices liability and auto liability insurance.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is relatively short and our significant growth during most of our operating history could affect the accuracy of estimates based on historical experience. If a greater amount of claims occurs compared to what we estimated, or if medical costs increase beyond what we expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may also produce materially different amounts of expense than reported under these programs, which could adversely impact our results of operations.  It is also possible that losses covered under one or more of our insurance policies may exceed the applicable policy limits, which would subject us to unexpected additional liabilities in an amount that could be significant enough to have a material adverse effect on our financial position.

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

Our quarterly results may fluctuate significantly and could fail to meet the expectations of securities analysts and investors because of factors including:

•

changes in comparable restaurant sales and customer visits, including as a result of perceptions about our brand, competition, changes in consumer confidence or discretionary spending, and other factors listed in these Risk Factors;

•	additional negative publicity about the occurrence of food-borne illnesses, the ingredients we use, or other problems at our restaurants;

•	fluctuations in supply costs, particularly for our most significant food items, including increased ingredient costs as a result of changes we’ve made to enhance the safety of our food;
•	labor availability and wages of restaurant management and crew, as well as temporary fluctuations in labor costs as a result of large-scale changes in workforce;
•	increases in marketing or promotional expenses as we introduce new marketing programs and strategies, or increased spending on existing marketing programs in an effort to drive sales;
•	our ability to raise menu prices without adversely impacting customer traffic, particularly if food and labor costs were to increase;
•	the timing of new restaurant openings and related revenues and expenses;
•	operating costs at newly opened restaurants, which are often materially greater during the first several months of operation;
•	the impact of inclement weather, natural disasters and other calamities, such as freezes that have impacted produce crops and droughts that have impacted livestock and the supply of certain meats;
•	variations in general economic conditions, including the impact of declining interest rates on our interest income;
•	increases in infrastructure costs;
•	litigation, settlement costs and related legal expense;
•	tax expenses, impairment charges and non-operating costs; and
•	potential distraction or unusual expenses associated with our expansion into international markets or initiatives to expand new concepts.

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

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock price to fall. This risk may continue to be a greater concern during 2017, as the expectations of analysts and investors of a recovery in our business results may be higher than any level of recovery that we do actually achieve.

Additionally, we believe the market price of our common stock, which has generally traded at a higher price-earnings ratio than stocks of most or all of our peer companies, has typically reflected high market expectations for our future operating results. The trading market for our common stock has been volatile at times as well, including during 2016. As a result, if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.

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

ITEM  1B.UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

As of December 31, 2016, there were 2,250 restaurants operated by Chipotle and our consolidated subsidiaries, 2,227 of which were Chipotle restaurants. The table below sets forth the locations (by state or country) of all restaurants in operation.

Alabama	12
Arizona	78
Arkansas	6
California	384
Colorado	76
Connecticut	22
Delaware	6
District of Columbia	23
Florida	135
Georgia	44
Idaho	7
Illinois	130
Indiana	34
Iowa	11
Kansas	26
Kentucky	18
Louisiana	8
Maine	5
Maryland	82
Massachusetts	50
Michigan	31
Minnesota	61
Missouri	37
Montana	3
Nebraska	9
Nevada	25
New Hampshire	6
New Jersey	50
New Mexico	4
New York	127
North Carolina	45
North Dakota	1
Ohio	168
Oklahoma	11
Oregon	26
Pennsylvania	73
Rhode Island	7
South Carolina	20
Tennessee	18
Texas	181
Utah	10
Vermont	1
Virginia	89
Washington	35
West Virginia	5
Wisconsin	19
Wyoming	2
Canada	17
France	5
Germany	1
United Kingdom	6
Total	2,250

We categorize our restaurants as end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing, or other. Of our restaurants in operation as of December 31, 2016, we had 1,396 end-cap locations, 370 free-standing units, 346 in-line locations, and 138 other locations. The average restaurant size is about 2,500 square feet and seats about 57 people. Many of our restaurants also feature outdoor patio space.

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

	High	Low
2015
First Quarter	$727.97	$647.28
Second Quarter	$699.03	$598.04
Third Quarter	$758.61	$597.33
Fourth Quarter	$757.00	$477.97

	High	Low
2016
First Quarter	$542.50	$399.14
Second Quarter	$473.17	$384.77
Third Quarter	$444.13	$386.10
Fourth Quarter	$440.00	$352.96

As of January 26, 2017, there were approximately 1,233 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2016.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October		49,969	$403.18	49,969	$149,060,523
	Purchased 10/1 through 10/31
November		57,640	$391.17	57,640	$126,513,735
	Purchased 11/1 through 11/30
December		62,268	$384.56	62,268	$102,567,759
	Purchased 12/1 through 12/31
Total		169,877	$392.28	169,877	$102,567,759

(1)Shares were repurchased pursuant to a repurchase program announced on May 11, 2016.

(2)This column includes $100 million in authorized repurchases announced on October 25, 2016, but does not include an additional $100 million in authorized repurchases announced on January 10, 2017.  Our authorized repurchase programs have no expiration date, but may be modified, suspended, or discontinued at any time.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on our common stock. We intend to continue to retain earnings for use in the operation and expansion of our business and to repurchase shares of common stock (subject to market conditions), and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2011 through December 31, 2016 to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2011. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	Year ended December 31,
	2016	2015	2014	2013	2012
Statement of Income:
Revenue	$3,904,384	$4,501,223	$4,108,269	$3,214,591	$2,731,224
Food, beverage and packaging costs	1,365,580	1,503,835	1,420,994	1,073,514	891,003
Labor costs	1,105,001	1,045,726	904,407	739,800	641,836
Occupancy costs	293,636	262,412	230,868	199,107	171,435
Other operating costs	641,953	514,963	434,244	347,401	286,610
General and administrative expenses	276,240	250,214	273,897	203,733	183,409
Depreciation and amortization	146,368	130,368	110,474	96,054	84,130
Pre-opening costs	17,162	16,922	15,609	15,511	11,909
Loss on disposal of assets	23,877	13,194	6,976	6,751	5,027
Total operating expenses	3,869,817	3,737,634	3,397,469	2,681,871	2,275,359
Income from operations	34,567	763,589	710,800	532,720	455,865
Interest and other income (expense), net	4,172	6,278	3,503	1,751	1,820
Income before income taxes	38,739	769,867	714,303	534,471	457,685
Provision for income taxes	(15,801)	(294,265)	(268,929)	(207,033)	(179,685)
Net income	$22,938	$475,602	$445,374	$327,438	$278,000
Earnings per share
Basic	$0.78	$15.30	$14.35	$10.58	$8.82
Diluted	$0.77	$15.10	$14.13	$10.47	$8.75
Weighted average common shares outstanding
Basic	29,265	31,092	31,038	30,957	31,513
Diluted	29,770	31,494	31,512	31,281	31,783

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total current assets	$522,374	$814,647	$859,511	$653,095	$537,745
Total assets	$2,026,103	$2,725,066	$2,527,317	$1,996,068	$1,659,805
Total current liabilities	$281,793	$279,942	$245,710	$199,228	$186,852
Total liabilities	$623,610	$597,092	$514,948	$457,780	$413,879
Total shareholders’ equity	$1,402,493	$2,127,974	$2,012,369	$1,538,288	$1,245,926

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

Overview

Steve Ells, our founder, Chairman and CEO, started Chipotle with the idea that food served fast did not have to be a typical fast food experience. Today, Chipotle continues to offer a focused menu of burritos, tacos, burrito bowls, and salads made from fresh, high-quality raw ingredients, prepared using classic cooking methods and served in an interactive style allowing people to get what they want. Chipotle seeks out extraordinary ingredients that are not only fresh, but that are raised responsibly, with respect for the animals, land, and people who produce them. Chipotle prepares its food using whole, unprocessed ingredients and without the use of added colors, flavors or other additives typically found in fast food. Chipotle opened with a single restaurant in Denver in 1993 and as of December 31, 2016, operated 2,250 restaurants.

Our focus during 2017 is to return to sales and profitability growth and restore our restaurant economic model.  To do so, we have a renewed focus on ensuring that every guest in every one of our restaurants is provided with an excellent customer experience.

2016 Highlights and Trends

Operating Results. Our sales and profitability were adversely impacted throughout 2016 as a result of a number of food-borne illness incidents associated with Chipotle restaurants in as many as 15 states, which were widely reported during the fourth quarter of 2015 and the first quarter of 2016.  Our comparable restaurant sales trends have improved sequentially for each quarter during 2016 as shown below:

	2016
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Full year
Comparable restaurant sales declines	(29.7%)	(23.6%)	(21.9%)	(4.8%)	(20.4%)
Impact of deferred revenue on comparable restaurant sales	-	-	(0.8%)	0.5%	(0.1%)

Our sales comparisons were lapping an easier compare in the fourth quarter due to lower sales levels in November and December 2015 as a result of the food-borne illness incidents. Comparable restaurant sales decreases were driven primarily by a 14.4% decrease in the number of transactions for the full year 2016, and to a lesser extent by decreases in average check. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Average restaurant sales were $1.868 million as of December 31, 2016, decreasing from $2.424 million as of December 31, 2015. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

During the full year 2016, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percent of revenue increased 13.3% as compared to the full year 2015. About 6.2% of the increase was attributable to sales deleveraging, while incremental marketing and promotional spend aimed at regaining our customers, combined with additional labor to support the sales promotions, contributed about 3.1% to the increase. Additionally, as part of our response to the food-borne illness incidents, we have implemented enhanced food safety procedures in our supply chain and restaurants that have increased our food costs as a percentage of revenue.  We anticipate that the ongoing impact of the enhanced food safety procedures on our food costs as a percentage of revenue will be approximately 1% compared to pre-crisis levels.

Restaurant Development. As of December 31, 2016, we had 2,250 restaurants in operation, including 2,198 Chipotle restaurants throughout the United States, with an additional 29 international Chipotle restaurants and 23 non-Chipotle restaurants that were consolidated into our financial results.  We opened 240 restaurants in 2016, net of relocations and closures, which contributed $156.2 million to revenue.  In the fourth quarter of 2016, we announced that we were exploring strategic alternatives for our 15 ShopHouse Southeast Asian Kitchen restaurants, and as a result, we recognized a non-cash impairment charge of $14.5 million.

Stock Repurchases. In accordance with stock repurchases authorized by our Board of Directors, we purchased shares of our common stock during 2016 with an aggregate total repurchase price of $813.9 million. As of December 31, 2016,  $102.6 million was available for stock repurchases under the authorizations announced on May 11, 2016 and October 25, 2016.  On January 10, 2017, we also announced authorizations by our Board of Directors of up to an additional $100 million in common stock repurchases. We have entered into an agreement with a broker under SEC rule 10b5-1(c), authorizing the broker to make open market purchases of common stock from time to time, subject to market conditions. The existing repurchase agreement and the Board’s authorizations of the repurchases may be modified, suspended, or discontinued at any time.

Management and Governance Enhancements. In the fourth quarter of 2016, we announced that our Board of Directors named Steve Ells as our sole chief executive officer, and that Monty Moran, formerly our co-Chief Executive Officer, had stepped down from his officer and board positions and will retire effective June 9, 2017.  On December 19, 2016, we also announced the appointment of four new members to our Board of Directors, two of whom were nominated by Pershing Square Capital Management, L.P., which, together with its affiliates, we believe to be our largest shareholder.

2017 Outlook

Sales. We are targeting comparable restaurant sales increases in the high single digits for the full year 2017 as comparisons become easier in the first half of 2017, and based on our plans to attract more customers with a variety of marketing activities and improvements to our digital ordering platforms, and by improving the quality of the customer experience we provide in our restaurants.

Restaurant Operating Costs.  We expect to reduce restaurant level operating costs as a percent of revenue for the full year 2017. Our expectation is based in part on the increased sales we are anticipating and the resulting leverage in fixed operating costs, but we are forecasting additional improvements as well.  We expect food, beverage and packaging costs to decrease as a percent of revenue due to relief in avocado prices and more efficient food management. We also believe that other operating expenses will decline compared to 2016 as we reduce marketing and promotional spend as a percent of revenue from the elevated levels of 2016, although we still plan for these expenses in 2017 to be above historical levels.

Other Expense Items and Restaurant Development Plans.  We expect that general and administrative expenses will increase in 2017 due to higher non-cash stock-based compensation expense and higher bonuses, although underlying general and administrative expenses for the year should remain relatively consistent with 2016.  The expected increase in stock based compensation is primarily a result of lower expense in 2016 due to an expense reversal for performance-based stock awards that did not vest, as well as higher expense in 2017 due to a planned retention award for non-executive employees and broadening the group of non-executive employees eligible for awards.  We expect to realize cost efficiencies in the development of our restaurants in 2017 by simplifying our restaurant design, and choosing real estate sites, such as end-caps, that can more easily and cost-efficiently be converted into Chipotle restaurants.  We intend to open between 195 and 210 restaurants for the full year 2017. Most of our 2017 restaurant openings are planned in markets that are proven or already have a Chipotle presence established.

Tax Rates. We expect the 2017 full year effective tax rate to be between 39.0% and 39.5%. However, as discussed in Note 1. “Description of Business and Summary of Significant Accounting Policies,” included in Item 8. “Financial Statements and Supplementary Data” the adoption of ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718)” will subject our tax rate to quarterly volatility from the effect of stock award exercise and vesting activities.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for the years indicated.

	Year ended December 31,
	2016	2015	2014
Beginning of period	2,010	1,783	1,595
Openings	243	229	192
Relocations/closures	(3)	(2)	(4)
Total restaurants at end of period	2,250	2,010	1,783

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section.

Revenue

	Year ended December 31,			% increase/ (decrease)	% increase/ (decrease)
	2016	2015	2014	2016 over 2015	2015 over 2014
	(dollars in millions)
Revenue	$3,904.4	$4,501.2	$4,108.3	(13.3%)	9.6%
Average restaurant sales	$1.868	$2.424	$2.472	(22.9%)	(1.9%)
Comparable restaurant sales	(20.4%)	0.2%	16.8%
Number of restaurants as of the end of the period	2,250	2,010	1,783	11.9%	12.7%
Number of restaurants opened in the period, net of relocations/closures	240	227	188

In 2016,  the decrease in revenue was attributable to a decline in comparable restaurant sales, partially offset by new restaurant openings. Comparable restaurant sales decreased $914.7 million while revenue from restaurants not yet in the comparable restaurant base contributed $323.9 million, of which $156.2 million was attributable to restaurants opened in 2016.

In 2015,  increased revenue was primarily driven by new restaurant openings. Revenue from restaurants not yet in the comparable base contributed $390.4 million of the increase in sales in 2015, of which $183.6 million was attributable to restaurants opened during 2015.

Food, Beverage and Packaging Costs

	Year ended December 31,			% decrease	% increase
	2016	2015	2014	2016 over 2015	2015 over 2014
	(dollars in millions)
Food, beverage and packaging	$1,365.6	$1,503.8	$1,421.0	(9.2%)	5.8%
As a percentage of revenue	35.0%	33.4%	34.6%

Food, beverage and packaging costs increased as a percentage of revenue in 2016 primarily due to increased waste and costs related to new food safety procedures as well as higher avocado prices, partially offset by relief in beef prices.  In dollar terms, food, beverage and packaging costs decreased in 2016 due to lower sales.

Food, beverage and packaging costs decreased as a percentage of revenue in 2015 primarily due to the benefit of the nation-wide menu price increases taken in the second quarter of 2014 and relief in dairy and avocado costs. The decrease was partially offset by inflation on beef costs.

Labor Costs

	Year ended December 31,			% increase	% increase
	2016	2015	2014	2016 over 2015	2015 over 2014
	(dollars in millions)
Labor costs	$1,105.0	$1,045.7	$904.4	5.7%	15.6%
As a percentage of revenue	28.3%	23.2%	22.0%

Labor costs as a percentage of revenue increased in 2016 due primarily to sales deleveraging and wage inflation, partially offset by labor efficiencies resulting from fewer managers and crew in each of our restaurants.  Although we incurred additional costs to staff our restaurants for sales promotions during 2016, those incremental costs were offset by the improvement from 2015 when we incurred scheduling inefficiencies as a result of reporting challenges from a system change in early 2015. Labor costs increased in dollar terms for the year ended December 31, 2016 due to staffing needs for new restaurants.

Labor costs as a percentage of revenue increased in 2015 compared to full year 2014 due primarily to wage inflation and an increased number of crew and managers in each of our restaurants caused by scheduling inefficiencies occurring earlier in the year.

Occupancy Costs

	Year ended December 31,			% increase	% increase
	2016	2015	2014	2016 over 2015	2015 over 2014
	(dollars in millions)
Occupancy costs	$293.6	$262.4	$230.9	11.9%	13.7%
As a percentage of revenue	7.5%	5.8%	5.6%

Occupancy costs as a percentage of revenue increased in 2016 primarily due to lower average restaurant sales on a partially fixed-cost base. Occupancy costs increased in dollar terms for the year ended December  31, 2016, primarily due to costs associated with new restaurants.

In 2015, occupancy costs increased as a percentage of revenue primarily due to higher average rents for new locations.

Other Operating Costs

	Year ended December 31,			% increase	% increase
	2016	2015	2014	2016 over 2015	2015 over 2014
	(dollars in millions)
Other operating costs	$642.0	$515.0	$434.2	24.7%	18.6%
As a percentage of revenue	16.4%	11.4%	10.6%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs increased as a percentage of revenue in 2016 due primarily to higher marketing and promotional expense as well as sales deleveraging. We increased our marketing and promotional spend in an effort to regain customers, which contributed $98.2 million to the increase.

Other operating costs increased as a percentage of revenue in 2015 due primarily to a change in the classification of kitchen gloves out of food, beverage, and packaging costs beginning in 2015, and higher marketing and promotional costs.

General and Administrative Expenses

	Year ended December 31,			% increase	% decrease
	2016	2015	2014	2016 over 2015	2015 over 2014
	(dollars in millions)
General and administrative expense	$276.2	$250.2	$273.9	10.4%	(8.6%)
As a percentage of revenue	7.1%	5.6%	6.7%

The increase in general and administrative expenses in dollar terms for 2016 primarily resulted from increased legal expense, higher payroll costs as we grew, and expenses associated with our biennial All Managers’ Conference held during 2016, partially offset by lower bonus expense and travel costs.

The decrease in general and administrative expenses in dollar terms in 2015 primarily resulted from decreased non-cash stock-based compensation expense, lower bonus expense, and decreased expense associated with our biennial All Managers’ Conference held during 2014, partially offset by higher payroll costs as we grew.  Stock-based compensation expense decreased $39.4 million primarily due to a change in the structure of our executive compensation, as well as a decrease in our estimate of non-vested performance stock awards that we expect to vest.

Depreciation and Amortization

	Year ended December 31,			% increase	% increase
	2016	2015	2014	2016 over 2015	2015 over 2014
	(dollars in millions)
Depreciation and amortization	$146.4	$130.4	$110.5	12.3%	18.0%
As a percentage of revenue	3.7%	2.9%	2.7%

Depreciation and amortization increased as a percentage of revenue in 2016 due to sales deleveraging.    The increase in dollar terms was due primarily to depreciation and amortization costs associated with new restaurants.

In 2015, depreciation and amortization increased as a percentage of revenue due to reinvestment costs for our restaurants as they age.

Loss on Disposal of Assets

	Year ended December 31,			% increase	% increase
	2016	2015	2014	2016 over 2015	2015 over 2014
	(dollars in millions)
Loss on disposal and impairment of assets	$23.9	$13.2	$7.0	81.0%	89.1%
As a percentage of revenue	0.6%	0.3%	0.2%

Loss on disposal and impairment of assets increased in 2016 primarily due to a non-cash impairment charge of $14.5 million to write-down substantially all of the value of the long-lived assets of our ShopHouse restaurants.

Loss on disposal of assets increased in 2015 due to impairment charges resulting from an internally developed software program that we chose not to implement and related hardware, the discontinued use of certain kitchen equipment, as well as restaurant relocations.

Income Tax Provision

	Year ended December 31,			% decrease	% increase
	2016	2015	2014	2016 over 2015	2015 over 2014
	(dollars in millions)
Provision for income taxes	$15.8	$294.3	$268.9	(94.6%)	9.4%
Effective tax rate	40.8%	38.2%	37.6%

The 2016 effective tax rate was higher due to a higher state tax rate, not qualifying for the federal research and development tax credit in 2016, and non-deductible items on overall lower pre-tax operating income. The 2015 effective tax rate was higher than 2014 due primarily to 2014 benefiting from filing the 2013 tax returns, which included a non-recurring change in the estimate of usable employer credits.

Quarterly Financial Data/Seasonality

The following table presents data from the consolidated statement of income and comprehensive income for each of the eight quarters in the period ended December 31, 2016. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Results from the quarter ended December 31, 2015 and for each quarter in 2016 include the impact of the food-borne illness incidents described elsewhere in this report.

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$834.5	$998.4	$1,037.0	$1,034.6
Operating income (loss)	$(46.6)	$40.9	$9.7	$30.6
Net income (loss)	$(26.4)	$25.6	$7.8	$16.0
Number of restaurants opened in the quarter, net of relocations/closures	56	58	54	72
Comparable restaurant sales increase (decrease)	(29.7%)	(23.6%)	(21.9%)	(4.8%)

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$1,089.0	$1,197.8	$1,216.9	$997.5
Operating income	$197.8	$227.4	$234.8	$103.6
Net income	$122.6	$140.2	$144.9	$67.9
Number of restaurants opened in the quarter, net of relocations/closures	49	48	53	79
Comparable restaurant sales increase (decrease)	10.4%	4.3%	2.6%	(14.6%)

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and net income are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as the adverse publicity that we saw beginning in the fourth quarter of 2015 around food-borne illness incidents associated with our restaurants, as well as fluctuations in food or packaging costs or the timing of menu price increases. The number of trading days in a quarter can also affect our results, although, on an overall annual basis, changes in trading days do not have a significant impact.

Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense, the number of new restaurants opened in a quarter, anticipated and unanticipated events. New restaurants typically have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. In addition, unanticipated events also impact our results. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. As of December 31, 2016, we had a cash and short-term investment balance of $417.7 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions, to maintain our existing restaurants and for general corporate purposes. As of December 31, 2016, there was $102.6 million remaining available under repurchase authorizations previously approved by our Board of Directors.  On January 10, 2017 we announced authorizations by our Board of Directors of up to an additional $100 million in common stock repurchases.  We also have a long term investments balance of $125.1 million, which consists of U.S. treasury notes with maturities of up to 15 months. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

One of our primary uses of cash is in new restaurant development. Our total capital expenditures for 2016 were $258.8 million, and we expect to incur capital expenditures of about $224 million in 2017, of which about $170 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder primarily relates to restaurant reinvestments, information technology and infrastructure initiatives, and other corporate expenses. Our expected reduction in capital expenditures is due to fewer planned restaurant openings and lower average investment costs per restaurant in 2017.  In 2016, we spent on average about $880,000 in development and construction costs per restaurant, or about $790,000 net of landlord reimbursements of $90,000.  For new restaurants to be opened in 2017, we anticipate average development costs will decrease due to cost savings initiatives.

Contractual Obligations

Our contractual obligations as of December 31, 2016 were as follows:

	2016
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$3,682,979	$264,911	$537,995	$521,132	$2,358,941
Deemed landlord financing	$3,895	$423	$846	$885	$1,741
Other contractual obligations(1)	$301,623	$232,014	$69,609	$-	$-
Total contractual cash obligations	$3,988,497	$497,348	$608,450	$522,017	$2,360,682

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

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we had no off-balance sheet arrangements or obligations.

Inflation

The primary areas of our operations affected by inflation are food, labor, healthcare costs, fuel, utility costs, materials used in the construction of our restaurants, and insurance. Although a significant majority of our crew members make more than the federal and applicable state and local minimum wage, increases in the applicable federal or state minimum wage may have an impact on our labor costs by causing wage inflation above the minimum wage level. Additionally, many of our leases require us to pay property taxes, maintenance, utilities and insurance, all of which are generally subject to inflationary increases. In the past we have largely been able to offset inflationary increases with menu price increases. There have been, and there may be in the future, delays in implementing such menu price increases. If we do raise menu prices in the future, general competitive pressures may limit our ability to completely recover cost increases attributable to inflation.

Critical Accounting Estimates

We describe our significant accounting policies in Note 1. “Description of Business and Summary of Significant Accounting Policies” and Note  6. “Stock Based Compensation” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We believe that of our critical accounting estimates, the following involve a higher degree of judgement and subjectivity:

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

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock-only stock appreciation rights, or SOSARs, and we use the Monte Carlo simulation model to determine the fair value of stock awards that contain market conditions. Both of these models require assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility assumption was based on our historical data and implied volatility, and the expected life assumptions were based on our historical data. Similarly, the compensation expense of performance share awards, and SOSARs with performance-based vesting conditions is based in part on the estimated probability of our achieving levels of performance associated with particular levels of payout for performance shares and with vesting for performance SOSARs. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, and different assumptions may have resulted in different conclusions regarding the probability of our achieving future levels of performance relevant to the payout levels for the awards. Had we arrived at different assumptions of stock price volatility or expected lives of our SOSARs, or different assumptions regarding the probability of our achieving future levels of performance with respect to performance share awards and performance SOSARs, our stock-based compensation expense and results of operations could have been different.  Awards that contain service, performance and market conditions ultimately vest based on Chipotle’s relative performance versus a restaurant industry peer group in the annual averages of revenue growth, net income growth, and total shareholder return. Our estimates of Chipotle’s future performance and the future performance of the restaurant industry peer group are assumptions that involve a high degree of subjectivity. If we had arrived at different assumptions for revenue growth or net income for Chipotle or the peer group, our stock-based compensation expense and results of operations could have been different.

Insurance Liability

We maintain various insurance policies for workers’ compensation, general liability and auto damage with varying deductibles as high as $1 million per incident, and for property which generally has a $1.5 million per incident deductible. We are self-insured for employee health but have third party insurance coverage to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is relatively short and our significant growth during most of our operating history could affect the accuracy of estimates based on historical experience. If a greater amount of claims occurs compared to what we have estimated, or if medical costs increase beyond what we expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Actual claims experience could also be more favorable than estimated, which would result in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs. The total estimated insurance liabilities as of December 31, 2016 were $49.4 million.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to estimate the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2016. Although we have recorded liabilities related to a number of legal actions, our estimates used to determine the amount of these liabilities may not be accurate, and there are other legal actions for which we have not recorded a liability.  As a result, in the event legal actions for which we have not accrued a liability or for which our accrued liabilities are not accurate are resolved, such resolution may affect our operating results and cash flows.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, our packaging materials, as well as utilities to run our restaurants are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. However, a majority of the dollar value of goods purchased by us is effectively at spot prices. Generally our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of the particular ingredient. In several cases, we have minimum purchase obligations. We’ve tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance.

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2016, we had $500.5 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in other assets, and $37.6 million in accounts with an earnings credit we classify as interest income, which combined earned a weighted average interest rate of 0.71%.

Foreign Currency Exchange Risk

A portion of our operations consist of activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. However, a substantial majority of our operations and investment activities are transacted in the U.S. and therefore our foreign currency risk is not material at this date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chipotle Mexican Grill, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 6, 2017

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$87,880	$248,005
Accounts receivable, net of allowance for doubtful accounts of $259 and $1,176 as of December 31, 2016 and 2015, respectively	40,451	38,283
Inventory	15,019	15,043
Prepaid expenses and other current assets	44,080	39,965
Income tax receivable	5,108	58,152
Investments	329,836	415,199
Total current assets	522,374	814,647
Leasehold improvements, property and equipment, net	1,303,558	1,217,220
Long term investments	125,055	622,939
Other assets	53,177	48,321
Goodwill	21,939	21,939
Total assets	$2,026,103	$2,725,066
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$78,363	$85,709
Accrued payroll and benefits	76,301	64,958
Accrued liabilities	127,129	129,275
Total current liabilities	281,793	279,942
Deferred rent	288,927	251,962
Deferred income tax liability	18,944	32,305
Other liabilities	33,946	32,883
Total liabilities	623,610	597,092
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2016 and 2015, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,833 and 35,790 shares issued as of December 31, 2016 and 2015, respectively	358	358
Additional paid-in capital	1,238,875	1,172,628
Treasury stock, at cost, 7,019 and 5,206 common shares at December 31, 2016 and 2015, respectively	(2,049,389)	(1,234,612)
Accumulated other comprehensive income (loss)	(8,162)	(8,273)
Retained earnings	2,220,811	2,197,873
Total shareholders' equity	1,402,493	2,127,974
Total liabilities and shareholders' equity	$2,026,103	$2,725,066

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenue	$3,904,384	$4,501,223	$4,108,269
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	1,365,580	1,503,835	1,420,994
Labor	1,105,001	1,045,726	904,407
Occupancy	293,636	262,412	230,868
Other operating costs	641,953	514,963	434,244
General and administrative expenses	276,240	250,214	273,897
Depreciation and amortization	146,368	130,368	110,474
Pre-opening costs	17,162	16,922	15,609
Loss on disposal and impairment of assets	23,877	13,194	6,976
Total operating expenses	3,869,817	3,737,634	3,397,469
Income from operations	34,567	763,589	710,800
Interest and other income, net	4,172	6,278	3,503
Income before income taxes	38,739	769,867	714,303
Provision for income taxes	(15,801)	(294,265)	(268,929)
Net income	$22,938	$475,602	$445,374
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(1,291)	(6,322)	(2,049)
Unrealized gain (loss) on investments, net of income taxes of $(849), $946, and $0	1,402	(1,522)	-
Other comprehensive income (loss), net of income taxes	111	(7,844)	(2,049)
Comprehensive income	$23,049	$467,758	$443,325
Earnings per share:
Basic	$0.78	$15.30	$14.35
Diluted	$0.77	$15.10	$14.13
Weighted average common shares outstanding:
Basic	29,265	31,092	31,038
Diluted	29,770	31,494	31,512

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2013	35,245	$352	$919,840	4,212	$(660,421)	$1,276,897	$-	1,620	$1,538,288
Stock-based compensation			97,618						97,618
Stock plan transactions and other	149	2	(193)						(191)
Excess tax benefit on stock-based compensation			21,667						21,667
Acquisition of treasury stock				155	(88,338)				(88,338)
Net income						445,374			445,374
Other comprehensive income (loss), net of income tax								(2,049)	(2,049)
Balance, December 31, 2014	35,394	$354	$1,038,932	4,367	$(748,759)	$1,722,271	$-	(429)	$2,012,369
Stock-based compensation			59,465						59,465
Stock plan transactions and other	396	4	(211)						(207)
Excess tax benefit on stock-based compensation			74,442						74,442
Acquisition of treasury stock				839	(485,853)				(485,853)
Net income						475,602			475,602
Other comprehensive income (loss), net of income tax							(1,522)	(6,322)	(7,844)
Balance, December 31, 2015	35,790	$358	$1,172,628	5,206	$(1,234,612)	$2,197,873	$(1,522)	(6,751)	$2,127,974
Stock-based compensation			65,112						65,112
Stock plan transactions and other	43	-	(185)						(185)
Excess tax benefit on stock-based compensation			1,320						1,320
Acquisition of treasury stock				1,813	(814,777)				(814,777)
Net income						22,938			22,938
Other comprehensive income (loss), net of income tax							1,402	(1,291)	111
Balance, December 31, 2016	35,833	$358	$1,238,875	7,019	$(2,049,389)	$2,220,811	$(120)	$(8,042)	$1,402,493

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015	2014
Operating activities
Net income	$22,938	$475,602	$445,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,368	130,368	110,474
Deferred income tax (benefit) provision	(14,207)	11,666	(20,671)
Loss on disposal and impairment of assets	23,877	13,194	6,976
Bad debt allowance	(262)	(23)	9
Stock-based compensation expense	64,166	57,911	96,440
Excess tax benefit on stock-based compensation	(1,320)	(74,442)	(21,667)
Other	(604)	582	104
Changes in operating assets and liabilities:
Accounts receivable	(1,923)	(3,504)	(10,966)
Inventory	(91)	262	(2,307)
Prepaid expenses and other current assets	(4,259)	(5,259)	(658)
Other assets	(4,855)	(5,619)	1,071
Accounts payable	(6,734)	19,525	2,168
Accrued liabilities	33,491	(7,440)	35,019
Income tax payable/receivable	54,340	32,756	8,831
Deferred rent	37,030	32,911	27,025
Other long-term liabilities	1,287	4,826	4,845
Net cash provided by operating activities	349,242	683,316	682,067
Investing activities
Purchases of leasehold improvements, property and equipment	(258,842)	(257,418)	(252,590)
Purchases of investments	-	(559,372)	(521,004)
Maturities of investments	45,000	352,650	254,750
Proceeds from sale of investments	540,648	-	-
Net cash provided by (used in) investing activities	326,806	(464,140)	(518,844)
Financing activities
Acquisition of treasury stock	(837,655)	(460,675)	(88,338)
Excess tax benefit on stock-based compensation	1,320	74,442	21,667
Stock plan transactions and other financing activities	52	(207)	(66)
Net cash used in financing activities	(836,283)	(386,440)	(66,737)
Effect of exchange rate changes on cash and cash equivalents	110	(4,196)	(224)
Net change in cash and cash equivalents	(160,125)	(171,460)	96,262
Cash and cash equivalents at beginning of year	248,005	419,465	323,203
Cash and cash equivalents at end of year	$87,880	$248,005	$419,465
Supplemental disclosures of cash flow information
Income taxes paid	$23,862	$248,547	$280,687
Increase (decrease) in purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$(1,781)	$(2,870)	$9,424
Increase (decrease) in acquisition of treasury stock accrued in accrued liabilities	$(22,878)	$25,178	$-

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (collectively the “Company”) develops and operates restaurants that serve a focused menu of burritos, tacos, burrito bowls and salads, made using fresh, high-quality ingredients. As of December 31, 2016, the Company operated 2,198 Chipotle restaurants throughout the United States as well as 29 international Chipotle restaurants and 23 non-Chipotle restaurants. The Company transitioned the management of its operations from nine to eleven regions during 2016 and aggregates its operations to one reportable segment.

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

Revenue Recognition

The Company recognizes revenue, net of discounts and incentives, when payment is tendered at the point of sale.  The Company recognizes a liability for offers of free food by estimating the cost to satisfy the offer based on company–specific historical redemption patterns for similar promotions.   These costs are recognized in other operating costs in the consolidated statement of income and comprehensive income and in accrued liabilities in the consolidated balance sheet.  The Company reports revenue net of sales-related taxes collected from customers and remitted to governmental taxing authorities.

During the year ended December 31, 2016, the Company introduced a limited-time frequency program that awarded free food or merchandise to customers based on frequency of monthly visits. The Company deferred revenue reflecting the portion of original sales allocated to the rewards that were earned by program participants and not redeemed at the end of the year, and recorded a corresponding liability in accrued liabilities on its consolidated balance sheet. The portion of revenue allocated to the rewards was based on the estimated value of the award earned and takes into consideration company-specific historical redemption patterns for similar promotions.  Rewards expire according to the loyalty awards terms and conditions. The Company recognizes revenue when awards are redeemed or expire.

The Company sells gift cards which do not have an expiration date and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the Company determines the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over a six-month period beginning at the date of the gift card sale and is included in revenue in the consolidated statement of income and comprehensive income. The Company has determined that 4% of gift card sales will not be redeemed and will be retained by the Company. Breakage recognized during the years ended December 31, 2016, 2015 and 2014 was $3,624, $4,226 and $3,146, respectively.

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

Accounts Receivable

Accounts receivable primarily consists of receivables from third party gift card distributors, tenant improvement receivables, vendor rebates, receivables arising from the normal course of business, and payroll-related tax receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable based on a specific review of account balances. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

Inventory

Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or net realizable value. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas) are purchased from a small number of suppliers.

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

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $8,076, $9,554 and $7,756 for the years ended December 31, 2016, 2015 and 2014, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and any related gain or loss is reflected in loss on disposal and impairment of assets in the consolidated statement of income and comprehensive income.

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives of leasehold improvements, property and equipment. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	4-7 years
Equipment	3-10 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually, and the Company is required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on the Company’s analysis, no impairment charges were recognized on goodwill for the years ended December 31, 2016, 2015 and 2014.

Other Assets

Other assets consist primarily of restricted cash assets of $28,490 and $22,572 as of December 31, 2016 and 2015, respectively, a rabbi trust as described further in Note 7. “Employee Benefit Plans,” transferable liquor licenses which are carried at the lower of fair value or cost, and rental deposits related to leased properties. Restricted cash assets are primarily insurance-related restricted trust assets.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level, or in the case of a potential relocation or closure, at the restaurant level. The Company manages its restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2016, 2015 and 2014, an aggregate impairment charge of $17,394, $6,675 and $0, respectively, was recognized in loss on disposal and impairment of assets in the consolidated statement of income and comprehensive income.

Impairment charges recognized during the year ended December 31, 2016 resulted primarily from the Company’s determination that its ShopHouse Southeast Asian Kitchen restaurants were impaired and the recognition of a non-cash impairment charge of $14,505 ($8,014 net of tax), representing substantially all of the value of long-lived assets of ShopHouse. The decision to impair the assets was based on an analysis of each restaurant’s past and present operating performance, including a significant change from comparable restaurant sales increases to decreases, and projected future cash flows expected to be generated by the restaurant assets.  The Company has decided not to invest further in developing and growing the ShopHouse brand and is pursuing strategic alternatives. During the year ended December 31, 2015, the impairment charges resulted from an internally developed software program that the Company chose not to implement and the related hardware, the discontinued use of certain kitchen equipment from the Company’s restaurants, as well as restaurant relocations. The fair value of restaurants, including ShopHouse, was determined using level 3 inputs (unobservable inputs) based on a discounted cash flows method.

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

Restaurant Pre-Opening Costs

Pre-opening costs, including rent, wages, benefits and travel for training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.

Insurance Liability

The Company maintains various insurance policies including workers’ compensation, employee health, general liability, automobile, and property damage. Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and, where applicable, claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted. As of December 31, 2016 and 2015, $35,550 and $28,391, respectively, of the estimated liability was included in accrued payroll and benefits and $13,881 and $11,898, respectively, was included in accrued liabilities in the consolidated balance sheet.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $102,969, $69,257 and $57,290 for the years ended December 31, 2016, 2015 and 2014, respectively. Advertising and marketing costs are included in other operating costs in the consolidated statement of income and comprehensive income.

Rent

Rent expense for the Company’s leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term is the lesser of 20 years inclusive of reasonably assured renewal periods, or the lease term. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Pre-opening rent is included in pre-opening costs in the consolidated statement of income and comprehensive income. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.

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

Recently Issued Accounting Standards and Adoption of Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230)”, which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017 using a retrospective adoption method and early adoption is permitted. For the years ended December 31, 2016, 2015 and 2014, $28,490, $22,572 and $19,889, respectively, of restricted cash would have been included in cash and cash equivalents and changes in the balance excluded from net cash provided by operating activities in the consolidated statement of cash flows if this new guidance had been adopted as of the respective dates.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016.  The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statement of income, instead of additional paid-in capital in the consolidated balance sheet. For the years ended December 31, 2016, 2015 and 2014, $1,320, $74,442 and $21,667, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted as of the respective dates.  Additionally, excess tax benefits will be classified as operating activities in the consolidated statement of cash flow instead of in financing activities as required under the current guidance. The Company has not selected a transition method, and except as described above, does not expect the provisions of ASU 2016-09 to have an impact on the Company’s consolidated financial position or results of operations.

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

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements. Additionally, the adoption of accounting pronouncements during 2016 did not have an impact on the Company’s consolidated financial position or results of operations.

2. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:

	December 31,
	2016	2015
Land	$12,943	$13,052
Leasehold improvements and buildings	1,572,606	1,419,418
Furniture and fixtures	157,541	142,825
Equipment	405,937	362,800
Leasehold improvements, property and equipment	2,149,027	1,938,095
Accumulated depreciation	(845,469)	(720,875)
Leasehold improvements, property and equipment, net	$1,303,558	$1,217,220

Accrued payroll and benefits were as follows:

	December 31,
	2016	2015
Worker's compensation liability	$33,038	$26,408
Accrued payroll	22,338	13,780
Other accrued payroll and benefits	20,925	24,770
Accrued payroll and benefits	$76,301	$64,958

Accrued liabilities were as follows:

	December 31,
	2016	2015
Gift card liability	$59,438	$51,055
Transaction tax payable	20,435	15,634
Treasury stock liability	2,300	25,178
Other accrued expenses	44,956	37,408
Accrued liabilities	$127,129	$129,275

3.  Investments

As of December 31, 2016 and 2015, the Company’s investments consisted of U.S. treasury notes with maturities up to approximately two years and were classified as available-for-sale.  Fair market value of U.S. treasury notes is measured on a recurring basis based on Level 1 inputs (level inputs are described in Note 1 under “Fair Value Measurements”).

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

The following is a summary of available-for-sale securities:

	December 31,
	2016	2015
Amortized cost	$455,109	$1,040,850
Unrealized gains (losses)	(218)	(2,712)
Fair market value	$454,891	$1,038,138

The following is a summary of unrealized gains (losses) of available-for-sale securities recorded in other comprehensive income (loss):

	Year ended December 31,
	2016	2015	2014
Unrealized gains (losses) on available-for-sale securities	$2,251	$(2,468)	$-
Unrealized gains (losses) on available-for-sale securities, net of tax	$1,402	$(1,522)	$-

The following is a summary of available-for-sale securities activity recorded in interest and other income (expense) in the consolidated statement of income and comprehensive income:

	Year ended December 31,
	2016	2015	2014
Realized gains (losses) from sale of available-for-sale securities	$547	$-	$-
Other-than-temporary impairment	$-	$244	$-

The Company has elected to fund certain deferred compensation obligations through a rabbi trust, the assets of which are designated as trading securities, as described further in Note 7. “Employee Benefit Plans.”

4. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
	2016	2015	2014
Current tax:
U.S. Federal	$20,765	$244,470	$248,219
U.S. State	8,687	37,957	41,225
Foreign	556	172	156
	30,008	282,599	289,600
Deferred tax:
U.S. Federal	(11,596)	11,000	(13,890)
U.S. State	(2,546)	699	(6,740)
Foreign	(2,470)	(2,288)	(3,075)
	(16,612)	9,411	(23,705)
Valuation allowance	2,405	2,255	3,034
Provision for income taxes	$15,801	$294,265	$268,929

Actual taxes paid for each tax period were less than the current tax expense due to the excess tax benefit on stock-based compensation of $1,320, $74,442, and $21,667 during the years ended December 31, 2016, 2015, and 2014, respectively.

The effective tax rate differs from the statutory tax rates as follows:

	Year ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	13.3	3.6	3.7
Federal credits	(10.1)	(0.4)	(0.5)
Enhanced deduction for food donation	(2.4)	(0.2)	(0.1)
Valuation allowance	6.0	0.3	0.4
Other	6.2	-	0.1
Return to provision and other discrete items	(7.2)	(0.1)	(1.0)
Effective income tax rate	40.8%	38.2%	37.6%

The 2016 effective tax rate was higher due to a higher state tax rate, not qualifying for the federal research and development tax credit in 2016, and non-deductible items on overall lower pre-tax operating income. Additionally, 2014 included a benefit from filing the 2013 tax returns, which included a non-recurring change in the estimate of usable employer credits resulting in a lower effective tax rate than 2015.

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following:

	December 31,
	2016	2015
Deferred income tax liability:
Leasehold improvements, property and equipment	$204,640	$192,125
Goodwill and other assets	1,856	1,696
Prepaid assets and other	6,012	8,297
Total deferred income tax liability	212,508	202,118
Deferred income tax asset:
Deferred rent	63,159	57,716
Gift card liability	5,563	3,171
Capitalized transaction costs	500	502
Stock-based compensation and other employee benefits	101,628	83,058
Foreign net operating loss carry-forwards	9,580	11,407
State credits	4,595	4,783
Allowances, reserves and other	19,359	18,577
Valuation allowance	(10,820)	(9,401)
Total deferred income tax asset	193,564	169,813
Net deferred income tax liability	$18,944	$32,305

The unrecognized tax benefits are as follows:

	2016	2015	2014
Beginning of year	$3,776	$1,342	$-
Increase resulting from prior year tax position	-	402	-
Increase resulting from current year tax position	435	2,032	1,342
End of year	$4,211	$3,776	$1,342

During the year ending December 31, 2016, $430 of interest was accrued for uncertain tax positions. The Company is open to federal and state tax audits until the applicable statutes of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2013. For the majority of states where the Company has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2013.   As of December 31, 2016, the Company had cumulative gross foreign net operating losses of $36,464, which have no expiration date.

5. Shareholders’ Equity

Through December 31, 2016, the Company announced authorizations by its Board of Directors of the expenditure of an aggregate of up to $2,100,000 to repurchase shares of the Company’s common stock. On January 10, 2017, the Company announced that its Board of Directors authorized the expenditure of up to an additional $100,000 to repurchase shares of its common stock. Under the remaining repurchase authorization, shares may be purchased from time to time in open market transactions, subject to market conditions.

The shares of common stock repurchased under authorized programs were 1,811 during the year ended December 31, 2016, 839 during the year ended December 31, 2015 and 154 during the year ended December 31, 2014, for a total cost of $813,881, $485,841 and $87,996 during 2016, 2015 and 2014, respectively. As of December 31, 2016, $102,568 was available to be repurchased under the authorized programs. The shares repurchased are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors.

During 2016, 2015, and 2014, shares of common stock were netted and surrendered as payment for minimum statutory tax withholding obligations in connection with the exercise and vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by the Company but are not part of publicly announced share repurchase programs.

6. Stock Based Compensation

The Company issues shares pursuant to the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan (the “2011 Incentive Plan”), approved at the annual shareholders’ meeting on May 13, 2015. Shares issued pursuant to awards granted prior to the 2011 Incentive Plan were issued subject to previous stock plans that were also approved by shareholders. For purposes of counting the shares remaining available under the 2011 Incentive Plan, each share issuable pursuant to outstanding full value awards, such as restricted stock units and performance shares, count as two shares used, whereas each share underlying a stock appreciation right or stock option count as one share used. Under the 2011 Incentive Plan, 5,560 shares of common stock have been authorized and reserved for issuance to eligible participants, of which 2,165 represent shares that were authorized for issuance but not issued or subject to outstanding awards at December 31, 2016. The 2011 Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted or to delegate its authority under the plan to make grants (subject to certain legal and regulatory restrictions), to determine the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for stock awards granted under the 2011 Incentive Plan cannot be less than fair market value at the date of grant.

Stock only stock appreciation rights (“SOSARs”) generally vest equally over two and three years and expire after seven years. Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. The Company has also granted SOSARs and stock awards with performance vesting conditions and/or market vesting conditions. Compensation expense on SOSARs subject to performance conditions is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense on stock awards subject to performance conditions, which is based on the quantity of awards the Company has determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been provided. Some stock-based compensation awards are made to employees involved in the Company’s new restaurant development activities, and expense for these awards is recognized as capitalized development and included in leasehold improvements, property and equipment in the consolidated balance sheet.

The following table sets forth stock-based compensation expense, including SOSARs and stock awards:

	Year ended December 31,
	2016	2015	2014
Stock-based compensation expense	$65,112	$59,465	$97,618
Stock-based compensation expense, net of tax	35,974	36,666	60,084
Stock-based compensation expense recognized as capitalized development	946	1,554	1,178

The tables below summarize the option and SOSAR activity under the stock incentive plans (in thousands, except years and per share data):

	2016		2015		2014
	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
Outstanding, beginning of year	1,694	$490.70	2,087	$395.46	1,690	$312.44
Granted	460	$457.77	379	$659.12	764	$545.66
Exercised	(124)	$315.87	(716)	$297.25	(315)	$310.32
Forfeited or cancelled	(113)	$559.25	(56)	$554.73	(52)	$419.74
Outstanding, end of year	1,917	$490.06	1,694	$490.70	2,087	$395.46

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	1,917	$490.06	4.4	$22,040
Vested and expected to vest as of December 31, 2016	1,851	$489.18	4.3	$22,040
Exercisable as of December 31, 2016	846	$422.32	3.3	$22,040

During the year ended December 31, 2014 the Company granted 220 SOSARs that include performance conditions. No SOSARs that include performance conditions were granted during 2015 or 2016. As of December 31, 2016, 388 SOSARs that include performance conditions were outstanding, of which 278 awards had met the performance conditions. In addition to time vesting described above, the shares vest upon achieving a targeted cumulative cash flow from operations. The total intrinsic value of options and SOSARs exercised during the years ended December 31, 2016, 2015 and 2014 was $15,946, $260,466 and $88,245. Unearned compensation as of December 31, 2016 was $34,862 for SOSAR awards, and is expected to be recognized over a weighted average period of 1.5 years.

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value SOSAR awards granted for each year:

	2016	2015	2014
Risk-free interest rate	1.0%	1.1%	0.8%
Expected life (years)	3.5	3.4	3.4
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	32.2%	30.8%	33.3%
Weighted-average Black-Scholes fair value per share at date of grant	$117.48	$156.32	$136.18

The risk-free interest rate is based upon U.S. Treasury rates for instruments with similar terms and the expected life assumptions were based on the Company’s historical data. The Company has not paid dividends to date and does not plan to pay dividends in the near future. The volatility assumption was based on the Company’s historical data and implied volatility.

A summary of non-vested stock award activity under the stock incentive plans is as follows (in thousands, except per share data):

	2016		2015		2014
	Shares	Grant Date Fair Value Per Share	Shares	Grant Date Fair Value Per Share	Shares	Grant Date Fair Value Per Share
Outstanding, beginning of year	116	$511.88	70	$525.60	71	$520.27
Granted	90	$509.05	47	$785.32	2	$495.92
Vested	(7)	$605.83	(1)	$413.07	(2)	$284.11
Forfeited or cancelled	(74)	$529.54	-	$534.55	(1)	$410.55
Outstanding, end of year	125	$606.24	116	$511.88	70	$525.60

At December 31, 2016, 116 of the outstanding non-vested stock awards were subject to performance and/or market conditions, in addition to service vesting conditions. During the first quarter of 2016, the Company awarded 73 shares, net of cancellations, that are subject to both service and market vesting conditions. The quantity of shares that will vest may range from 0% to 400% of a targeted number of shares, and will be determined based on the price of the Company’s common stock reaching certain targets for a consecutive number of days during the three year period starting on the grant date.  If the minimum defined stock price target is not met, then no shares will vest.

During the year ended December 31, 2015, the Company awarded 40 performance shares that were subject to service, performance, and market vesting conditions (“the 2015 stock awards”). The quantity of shares that will ultimately vest is determined based on the Company’s relative performance versus a restaurant industry peer group in the annual average of: revenue growth, net income growth, and total shareholder return. The quantity of shares awarded ranges from 0% to 200% based on the level of achievement of the performance and market conditions. If minimum targets are not met, then no shares will vest. Each performance and market measure will be weighted equally, and performance is calculated over a three year period beginning January 1, 2015 through December 31, 2017.

During the year ended December 31, 2013, the Company granted 66 stock awards that were subject to both service and performance vesting conditions (“the 2013 stock awards”). The performance conditions for the grant required achievement of specific targets for cumulative cash flow from operations during a three year period. Targets were not met and none of the stock awards vested.

During the year ended December 31, 2016, the Company adjusted its estimate of 2015 stock awards expected to vest as well as reduced its expense for the 2013 stock awards that did not vest. The impact of these changes resulted in a cumulative reduction to expense of $6,031  ($3,332 net of tax as well as $0.11 to basic and diluted earnings per share) in the year ended December 31, 2016.

The Company’s measurement of the grant date fair value of the 2015 and 2016 stock awards included using a Monte Carlo simulation model, which incorporates into the fair-value determination the possibility that the market condition may not be satisfied, using the following assumptions:

	2016	2015
Risk-free interest rate	0.9%	1.0%
Expected life (years)	3.0	2.9
Expected dividend yield	0.0%	0.0%
Volatility	31.4%	33.7%

The assumptions are based on the same factors as those described for SOSARs, except that the expected life is based on the contractual performance period for stock awards.

Unearned compensation as of December 31, 2016 was $39,758 for non-vested stock awards the Company has determined are probable of vesting, and is expected to be recognized over a weighted average period of 1.7 years. The fair value of shares earned as of the vesting date during the year ended December 31, 2016, 2015, and 2014 was $2,787,  $634, and $783, respectively.

7. Employee Benefit Plans

The Company maintains the Chipotle Mexican Grill 401(k) Plan (the “401(k) Plan”). The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2016, 2015, and 2014, Company matching contributions totaled approximately $5,939, $4,995 and $3,881, respectively. In addition to the traditional pre-tax deferral options, during 2016 the 401(k) Plan began offering a Roth after-tax deferral option.

The Company also maintains the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers eligible employees of the Company. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2016 and 2015 were $17,843 and $18,331, respectively, and are included in other long-term liabilities in the consolidated balance sheet. The Company matches 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2016, 2015, and 2014, the Company made deferred compensation matches of $225, $617, and $536 respectively, to the Deferred Plan.

The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their Deferred Plan accounts, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs (quoted prices for identical assets in active markets), and the fair values of the investments in the rabbi trust were $17,843 and $18,331 as of December 31, 2016 and 2015, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of income and comprehensive income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the Deferred Plan liability.

The following table sets forth unrealized gains and losses on investments held in the rabbi trust:

	Year ended December 31,
	2016	2015	2014
Unrealized gains (losses) on investments held in rabbi trust	$586	$(571)	$184

The Company offers an employee stock purchase plan (“ESPP”). Employees become eligible to participate after one year of service with the Company and may contribute up to 15% of their base earnings, subject to an annual maximum dollar amount, toward the monthly purchase of the Company’s common stock. Under the ESPP, 250 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 247 represent shares that were authorized for issuance but not issued at December 31, 2016.  For each of the years ended December 31, 2016, 2015, and 2014, the number of shares issued under the ESPP were less than 1.

8. Leases

The Company generally operates its restaurants in leased premises. Lease terms for traditional shopping center or building leases generally include combined initial and option terms of 20-25 years. Ground leases generally include combined initial and option terms of 30-40 years. The option terms in each of these leases are typically in five-year increments. Typically, the lease includes rent escalation terms every five years including fixed rent escalations, escalations based on inflation indexes, and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales in excess of stipulated amounts. The leases generally provide for the payment of common area maintenance, property taxes, insurance and various other use and occupancy costs by the Company. In addition, the Company is the lessee under non-cancelable leases covering certain offices.

Contractually required future minimum cash lease payments under existing operating leases as of December 31, 2016 are as follows:

2017	$264,911
2018	268,862
2019	269,133
2020	263,732
2021	257,400
Thereafter	2,358,941
Total minimum lease payments	$3,682,979

Minimum lease payments have not been reduced by minimum sublease rentals of $5,342 due in the future under non-cancelable subleases.

Rental expense consists of the following:

	Year ended December 31,
	2016	2015	2014
Minimum rentals	$255,955	$227,602	$200,575
Contingent rentals	$1,811	$4,542	$4,616
Sublease rental income	$(2,074)	$(1,879)	$(1,838)

The Company has six sales and leaseback transactions. These transactions do not qualify for sale leaseback accounting because of the Company’s deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $2,854 and $3,060 as of December 31, 2016, and 2015, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities in the consolidated balance sheet.

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

	Year ended December 31,
	2016	2015	2014
Stock awards subject to performance conditions	263	266	385
Stock awards that were antidilutive	1,316	289	232
Total stock awards excluded from diluted earnings per share	1,579	555	617

The following table sets forth the computations of basic and diluted earnings per share:

	Year ended December 31,
	2016	2015	2014
Net income	$22,938	$475,602	$445,374
Shares:
Weighted average number of common shares outstanding	29,265	31,092	31,038
Dilutive stock awards	505	402	474
Diluted weighted average number of common shares outstanding	29,770	31,494	31,512
Basic earnings per share	$0.78	$15.30	$14.35
Diluted earnings per share	$0.77	$15.10	$14.13

10. Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of business, generally of a short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and marketing initiatives and corporate sponsorships.

Litigation

Receipt of Grand Jury Subpoenas

On January 28, 2016, the Company was served with a Federal Grand Jury Subpoena from the U.S. District Court for the Central District of California in connection with an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations.  The subpoena requires the production of documents and information related to company-wide food safety matters dating back to January 1, 2013.  The Company intends to continue to fully cooperate in the investigation.  It is not possible at this time to determine whether the Company will incur, or to reasonably estimate the amount of, any fines or penalties in connection with the investigation pursuant to which the subpoena was issued.

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

Shareholder Derivative Actions

On March 21, 2016, Jessica Oldfather filed a shareholder derivative action in the Court of Chancery of the State of Delaware alleging that the Company’s Board of Directors and officers breached their fiduciary duties in connection with allegedly excessive compensation awarded from 2011 to 2015 under the Company’s stock incentive plan. On December 8, 2016, the Court of Chancery dismissed the complaint, with prejudice.

On April 6, 2016, Uri Skorski filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Oldfather complaint and also alleging that the Company’s Board of Directors and officers breached their fiduciary duties in connection with the Company’s alleged failure to disclose material information about the Company’s food safety policies and procedures. On April 14, 2016, Mark Arnold and Zachary Arata filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Skorski complaint.  On May 26, 2016, the court issued an order consolidating the Skorski and Arnold/Arata actions into a single case. On August 8, 2016, Sean Gubricky filed a shareholder derivative action the U.S. District Court for the District of Colorado, alleging that the Company’s Board of Directors and certain officers failed to institute proper food safety controls and policies, issued materially false and misleading statements in violation of federal securities laws, and otherwise breached their fiduciary duties to the Company.  On September 1, 2016, Ross Weintraub filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Gubricky complaint. On December 27, 2016, Cyrus Lashkari filed a shareholder derivative action the U.S. District Court for the District of Colorado, making largely the same allegations as the foregoing shareholder derivative complaints.  Each of these actions purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records. The Company intends to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.

Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations

Following an inspection during 2010 by the U.S. Department of Homeland Security, or DHS, of the work authorization documents of the Company’s restaurant employees in Minnesota, the Immigration and Customs Enforcement arm of DHS, or ICE, issued to the Company a Notice of Suspect Documents identifying a large number of employees who, according to ICE and notwithstanding the Company’s review of work authorization documents for each employee at the time they were hired, appeared not to be authorized to work in the U.S. The Company approached each of the named employees to explain ICE’s determination and afforded each employee an opportunity to confirm the validity of their original work eligibility documents, or provide valid work eligibility documents. Employees who were unable to provide valid work eligibility documents were terminated in accordance with the law. In December 2010, the Company was also requested by DHS to provide the work authorization documents of restaurant employees in the District of Columbia and Virginia, and the Company provided the requested documents in January 2011. The Company subsequently received requests from the office of the U.S. Attorney for the District of Columbia for work authorization documents covering all of the Company’s employees since 2007, plus employee lists and other documents concerning work authorization.  In May 2012, the U.S. Securities and Exchange Commission notified the Company that it was conducting a civil investigation of the Company’s compliance with employee work authorization verification requirements and its related disclosures and statements, and the office of the U.S. Attorney for the District of Columbia advised the Company that its investigation had broadened to include a parallel criminal and civil investigation of the Company’s compliance with federal securities laws. During the fourth quarter of 2016, the Company entered into an agreement with the office of the U.S. Attorney for the District of Columbia to resolve the DHS and ICE investigations.

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

11. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2016
	March 31	June 30	September 30	December 31
Revenue	$834,459	$998,383	$1,036,982	$1,034,560
Operating income (loss)	$(46,604)	$40,895	$9,726	$30,550
Net income (loss)	$(26,432)	$25,596	$7,799	$15,975
Basic earnings (loss) per share	$(0.88)	$0.88	$0.27	$0.55
Diluted earnings (loss) per share	$(0.88)	$0.87	$0.27	$0.55

	2015
	March 31	June 30	September 30	December 31
Revenue	$1,089,043	$1,197,783	$1,216,890	$997,507
Operating income	$197,801	$227,416	$234,759	$103,613
Net income	$122,641	$140,204	$144,883	$67,874
Basic earnings per share	$3.95	$4.51	$4.65	$2.19
Diluted earnings per share	$3.88	$4.45	$4.59	$2.17

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2016 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. This report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Chipotle Mexican Grill, Inc.

We have audited Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Chipotle Mexican Grill, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chipotle Mexican Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chipotle Mexican Grill, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 6, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 6, 2017

ITEM 9B.OTHER INFORMATION

On February 3, 2017, we entered into a Registration Rights Agreement with Pershing Square Capital Management, L.P., and certain affiliates thereof.  Pursuant to the Registration Rights Agreement, the Pershing Square shareholders may make up to four requests that we file a registration statement to register the sale of shares of our common stock that the Pershing Square shareholders beneficially own, subject to the limitations and conditions provided in the Registration Rights Agreement.

The Registration Rights Agreement also provides that we will file and keep effective, subject to certain limitations, a shelf registration statement covering shares of our common stock beneficially owned by the Pershing Square shareholders, and also provides certain piggyback registration rights to the Pershing Square shareholders.

The registration rights provided in the agreement terminate as to any Pershing Square shareholder upon the earliest of (i) the date on which such shares are disposed of pursuant to an effective registration statement, (ii) the date on which such securities are sold pursuant to Rule 144, and (iii) such shareholder ceasing to beneficially own at least 5% of our outstanding common stock, provided such shareholder no longer has a representative serving on our Board of Directors, and is permitted to sell shares of common stock beneficially owned  by such shareholder under Rule 144(b)(1) of the Securities Act.

The Registration Rights Agreement also contains customary indemnification provisions.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreement which is filed as Exhibit 10.11 to this Annual Report on Form 10-K and is incorporated by reference herein.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2016.

ITEM  11.EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2016.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of December 31, 2016. All options/SOSARs reflected are options to purchase common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
Equity Compensation Plans Approved by Security Holders	2,042,317	$490.06	2,412,105
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	2,042,317	$490.06	2,412,105

(1)Includes shares issuable in connection with awards with performance and market conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of SOSARs only.

(2)Includes 2,165,105 shares remaining available under the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan, and 247,000 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2016, all of the shares available for grant under the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan may instead be issued in the form of restricted stock, restricted stock units, performance shares or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2016.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2016.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2016.

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

ITEM  16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer

Date: February 6, 2017

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Ells and John Hartung, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title
/s/ STEVE ELLS	February 6, 2017	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Steve Ells
/s/ JOHN R. HARTUNG	February 6, 2017	Chief Financial Officer (principal financial and accounting officer)
John R. Hartung
/s/ ALBERT S. BALDOCCHI	February 6, 2017	Director
Albert S. Baldocchi
/s/ JOHN S. CHARLESWORTH	February 6, 2017	Director
John S. Charlesworth
/s/ NEIL W. FLANZRAICH	February 6, 2017	Director
Neil W. Flanzraich
/s/ PATRICK J. FLYNN	February 6, 2017	Director
Patrick J. Flynn
/s/ DARLENE J. FRIEDMAN	February 6, 2017	Director
Darlene J. Friedman
/s/ STEPHEN GILLETT	February 6, 2017	Director
Stephen Gillett
/s/ ROBIN S. HICKENLOOPER	February 6, 2017	Director
Robin S. Hickenlooper
/s/ KIMBAL MUSK	February 6, 2017	Director
Kimbal Musk
/s/ MATTHEW PAULL	February 6, 2017	Director
Matthew Paull

EXHIBIT INDEX

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	October 6, 2016	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
10.1†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan	10-K	001-32731	February 17, 2011	10.2
10.1.1†	Form of 2009 Stock Appreciation Rights Agreement	10-K	001-32731	February 19, 2009	10.2.7
10.1.2†	Form of 2011 Stock Appreciation Rights Agreement	10-K	001-32731	February 17, 2011	10.2.10
10.1.3†	Form of 2011 Performance-Based Stock Appreciation Rights Agreement	10-K	001-32731	February 17, 2011	10.2.11
10.2†	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	10-Q	001-32731	October 26, 2016	10.1
10.2.1†	Form of Board Restricted Stock Units Agreement	10-Q	001-32731	July 22, 2014	10.1
10.2.2†	Form of Stock Appreciation Rights Agreement	10-Q	001-32731	April 20, 2012	10.1
10.2.3†	Form of Performance-Based Stock Appreciation Rights Agreement	10-Q	001-32731	April 20, 2012	10.2
10.2.4†	Form of 2014 Stock Appreciation Rights Agreement	-	-	-	-	X
10.2.5†	Form of 2014 Performance-Based Stock Appreciation Rights Agreement	-	-	-	-	X
10.2.6†	Form of 2015 Performance Share Agreement	10-Q	001-32731	April 22, 2015	10.2
10.2.7†	Form of 2016 Stock Appreciation Rights Agreement	10-Q	001-32731	April 27, 2016	10.1
10.2.8†	Form of 2016 Performance Share Agreement	10-Q	001-32731	April 27, 2016	10.2
10.3	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders	10-K	001-32731	March 17, 2006	10.6
10.4†	Board Pay Policies	10-Q	001-32731	April 22, 2015	10.1
10.5†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan	10-K	001-32731	February 23, 2007	10.11
10.5.1†	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan	10-Q	001-32731	August 1, 2007	10.1
10.5.2†	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan	10-Q	001-32731	October 31, 2007	10.1
10.6†	Form of Director and Officer Indemnification Agreement	8-K	001-32731	March 21, 2007	10.1
10.7†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan	10-K	001-32731	February 10, 2012	10.11
10.8†	Chipotle Mexican Grill, Inc. 2014 Cash Incentive Plan	10-Q	001-32731	July 19, 2013	10.1
10.9†	Retirement and Non-Competition Agreement dated December 9, 2016 between Chipotle Mexican Grill, Inc. and Montgomery F. Moran	8-K	001-32731	December 12, 2016	10.1
10.10	Investor Agreement dated December 14, 2016 between Chipotle Mexican Grill, Inc. and Pershing Square Capital Management, L.P.	8-K	001-32731	December 19, 2016	10.1
10.11	Registration Rights Agreement dated February 3, 2017, between Chipotle Mexican Grill, Inc. and Pershing Square Capital Management, L.P.	-	-	-	-	X
21.1	Subsidiaries of Chipotle Mexican Grill, Inc.	-	-	-	-	X

23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.)	-	-	-	-	X
24.1	Power of Attorney (included on signature page of this report)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to the Consolidated Financial Statements	-	-	-	-	X

†-denotes management contract or compensatory plan or arrangement.