Form 10-Q
period 2017-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2017-04-26
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐  Yes   ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 21, 2017 there were 28,663,031 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM  1.FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,413	$87,880
Accounts receivable, net of allowance for doubtful accounts of $40 and $259 as of March 31, 2017 and December 31, 2016, respectively	21,582	40,451
Inventory	18,319	15,019
Prepaid expenses and other current assets	47,023	44,080
Income tax receivable	-	5,108
Investments	454,627	329,836
Total current assets	663,964	522,374
Leasehold improvements, property and equipment, net	1,322,622	1,303,558
Long term investments	-	125,055
Other assets	53,737	53,177
Goodwill	21,939	21,939
Total assets	$2,062,262	$2,026,103
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$83,840	$78,363
Accrued payroll and benefits	96,730	76,301
Accrued liabilities	101,114	127,129
Income tax payable	24,639	-
Total current liabilities	306,323	281,793
Deferred rent	297,843	288,927
Deferred income tax liability	15,741	18,944
Other liabilities	34,633	33,946
Total liabilities	654,540	623,610
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,838 and 35,833 shares issued as of March 31, 2017 and December 31, 2016, respectively	358	358
Additional paid-in capital	1,255,528	1,238,875
Treasury stock, at cost, 7,160 and 7,019 common shares at March 31, 2017 and December 31, 2016, respectively	(2,107,426)	(2,049,389)
Accumulated other comprehensive income (loss)	(7,669)	(8,162)
Retained earnings	2,266,931	2,220,811
Total shareholders' equity	1,407,722	1,402,493
Total liabilities and shareholders' equity	$2,062,262	$2,026,103

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Revenue	$1,068,829	$834,459
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	361,795	294,166
Labor	287,851	257,681
Occupancy	78,962	70,592
Other operating costs	150,609	155,189
General and administrative expenses	69,441	62,010
Depreciation and amortization	39,279	34,788
Pre-opening costs	4,069	4,421
Loss on disposal and impairment of assets	3,650	2,216
Total operating expenses	995,656	881,063
Income (loss) from operations	73,173	(46,604)
Interest and other income, net	1,188	2,126
Income (loss) before income taxes	74,361	(44,478)
Benefit (provision) for income taxes	(28,241)	18,046
Net income (loss)	$46,120	$(26,432)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	675	1,929
Unrealized gain (loss) on investments, net of tax benefit (expense) of $94 and ($1,182)	(182)	1,893
Other comprehensive income (loss), net of income taxes	493	3,822
Comprehensive income (loss)	$46,613	$(22,610)
Earnings (loss) per share:
Basic	$1.60	$(0.88)
Diluted	$1.60	$(0.88)
Weighted average common shares outstanding:
Basic	28,750	29,893
Diluted	28,850	29,893

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2017	2016
Operating activities
Net income (loss)	$46,120	$(26,432)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,279	34,788
Deferred income tax (benefit) provision	(3,107)	2,259
Loss on disposal and impairment of assets	3,650	2,216
Bad debt allowance	180	(40)
Stock-based compensation expense	16,456	10,505
Excess tax benefit on stock-based compensation	-	(680)
Other	(8)	(174)
Changes in operating assets and liabilities:
Accounts receivable	18,693	14,642
Inventory	(3,737)	(1,833)
Prepaid expenses and other current assets	(2,928)	(8,337)
Other assets	(412)	1,468
Accounts payable	708	(8,852)
Accrued liabilities	(3,693)	10,397
Income tax payable/receivable	29,751	23,796
Deferred rent	8,882	8,569
Other long-term liabilities	745	(613)
Net cash provided by operating activities	150,579	61,679
Investing activities
Purchases of leasehold improvements, property and equipment	(57,088)	(62,921)
Maturities of investments	-	45,000
Proceeds from sale of investments	-	540,648
Net cash provided by (used in) investing activities	(57,088)	522,727
Financing activities
Acquisition of treasury stock	(59,137)	(583,802)
Excess tax benefit on stock-based compensation	-	680
Stock plan transactions and other financing activities	6	(10)
Net cash used in financing activities	(59,131)	(583,132)
Effect of exchange rate changes on cash and cash equivalents	173	1,526
Net change in cash and cash equivalents	34,533	2,800
Cash and cash equivalents at beginning of period	87,880	248,005
Cash and cash equivalents at end of period	$122,413	$250,805

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

 (dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (collectively the “Company”), develops and operates restaurants that serve a focused menu of burritos, tacos, burrito bowls and salads, made using fresh, high-quality ingredients. As of March 31, 2017, the Company operated 2,249 Chipotle restaurants throughout the United States as well as 34 international Chipotle restaurants and 8 non-Chipotle restaurants. During the three months ended March 31, 2017, the Company closed its 15 ShopHouse Southeast Asian Kitchen restaurants. The Company managed its operations based on 11 regions during the first quarter 2017 and has aggregated its operations to one reportable segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

2. Recent Accounting Standards

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The pronouncement requires the recognition of a liability for lease obligations which represent the discounted obligation to make future minimum lease payments and a corresponding right-of-use asset on the balance sheet and disclosure of key information about leasing arrangements which are intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method.  The Company’s adoption of ASU No. 2016-02 will have a significant impact on its consolidated balance sheet as it will record material assets and obligations for current operating leases. The Company is evaluating the impact that adoption will have on its consolidated statement of income.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as amended by multiple standards updates. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2017. The adoption is not expected to have an impact on the Company’s consolidated financial position or results of operations.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718).” The pronouncement was issued to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.

The Company adopted ASU 2016-09 on January 1, 2017 prospectively (prior periods have not been restated).  The primary impact of adoption was the recognition during the three months ended March 31, 2017, of excess tax benefits of $242 as a reduction to the provision for income taxes and the classification of these excess tax benefits in operating activities in the consolidated statement of cash flows instead of financing activities.

The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statement of cash flows, since such cash flows have historically been presented in financing activities. The Company also elected to continue estimating forfeitures when determining the amount of stock-based compensation costs to be recognized in each period. No other provisions of ASU 2016-09 had a material impact on the Company’s financial statements or disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments are carried at fair market value and are classified as available-for-sale.  Investments consist of U.S. treasury notes with maturities up to approximately 12 months.  Fair value of investments is measured using Level 1 inputs (quoted prices for identical assets in active markets).

The following is a summary of available-for-sale securities:

	March 31,	December 31,
	2017	2016
Amortized cost	$455,121	$455,109
Unrealized gains (losses)	(494)	(218)
Fair market value	$454,627	$454,891

The following is a summary of unrealized gains (losses) of available-for-sale securities recorded in other comprehensive income (loss):

	Three months ended March 31,
	2017	2016
Unrealized gains (losses) on available-for-sale securities	$(276)	$3,075
Unrealized gains (losses) on available-for-sale securities, net of tax	$(182)	$1,893

The following is a summary of available-for-sale securities activity recorded in interest and other income, net in the condensed consolidated statement of operations and comprehensive income (loss):

	Three months ended March 31,
	2017	2016
Realized gains (losses) from sale of available-for-sale securities	$0	$547

The Company also maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair market value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $17,956 and $17,843 as of March 31, 2017 and December 31, 2016, respectively. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of operations, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan.

The following table sets forth unrealized gains (losses) on trading securities held in the rabbi trust:

	Three months ended March 31,
	2017	2016
Unrealized gains (losses) on trading securities held in rabbi trust	$463	$102

4. Shareholders’ Equity

On January 10, 2017, the Company announced that its Board of Directors authorized the expenditure of up to an additional $100,000 to repurchase shares of common stock, bringing the aggregate authorized amount to $2.2 billion. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.

During the three months ended March 31, 2017, the Company repurchased 141 shares of common stock under authorized programs, for a total cost of $57,959. The cumulative shares repurchased under authorized programs as of March 31, 2017, were 7,004 for a total cost of $2,055,767. As of March 31, 2017, $144,613 was available to repurchase shares under the current repurchase authorizations.  Shares repurchased are being held in treasury stock until they are reissued or retired at the discretion of the Board of Directors.

5. Stock-based Compensation

During the three months ended March 31, 2017, the Company granted stock only stock appreciation rights (“SOSARs”) on 288 shares of its common stock to eligible employees. The weighted average grant date fair value of the SOSARs was $106.13 per share with a weighted average exercise price of $427.38 per share based on the closing price of common stock on the date of grant. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the three months ended March 31, 2017, 11 SOSARs were exercised and 39 SOSARs were forfeited.

During the three months ended March 31, 2017, the Company granted restricted stock units (“RSUs”) on 81 shares of its common stock to eligible employees. The weighted average grant date fair value of the RSUs was $427.47 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date.

During the three months ended March 31, 2017, the Company awarded 36 performance shares (“PSUs”) that are subject to service, market and performance vesting conditions.  Two-thirds of the PSUs had a grant date fair value of $485.53 per share and vest based on the price of the Company’s common stock reaching certain targets for a consecutive number of days during the three-year period starting on the grant date and the quantity of shares that will vest range from 0% to 350%  of the targeted number of shares. The remaining one-third of PSUs had a grant date fair value of $427.61 and vest based on reaching certain comparable restaurant sales increases during the three-year period starting on January 1, 2017, and the quantity of shares that will vest range from 0% to 300%  of the targeted number of shares.  If the defined minimum targets are not met, then no shares will vest.

The following table sets forth total stock based compensation expense:

	Three months ended March 31,
	2017	2016
Stock based compensation expense	$16,693	$10,847
Stock based compensation expense (net of tax)	10,350	6,632
Stock based compensation expense recognized as capitalized development	237	342

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

The following stock awards were excluded from the calculation of diluted earnings (loss) per share:

	Three months ended March 31,
	2017	2016
Stock awards subject to performance conditions	241	312
Stock awards that were antidilutive	1,459	1,367
Total stock awards excluded from diluted earnings (loss) per share	1,700	1,679

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2017	2016
Net income (loss)	$46,120	$(26,432)
Shares:
Weighted average number of common shares outstanding	28,750	29,893
Dilutive stock awards	100	-
Diluted weighted average number of common shares outstanding	28,850	29,893
Basic earnings (loss) per share	$1.60	$(0.88)
Diluted earnings (loss) per share	$1.60	$(0.88)

7. Commitments and Contingencies

Data Security Investigation

In April 2017, the Company’s information security team detected unauthorized activity on the network that supports payment processing for the Company’s restaurants, and immediately began an investigation with the help of leading computer security firms. The Company self-reported the issue to payment card processors and law enforcement agencies and the investigation is continuing.  The Company has taken actions that it believes have contained the issue and has implemented additional security enhancements, and will continue to work vigilantly to pursue this matter to resolution.  The Company’s investigation is focused on card transactions in the Company’s restaurants for the period from March 24, 2017 to April 18, 2017.  The Company expects that substantially all of the investigation costs will be covered by insurance.  It is not possible at this time to determine whether the Company will incur, or to reasonably estimate the amount of, any card assessments, fines or penalties, or other liabilities, for which the Company’s insurance coverage is limited, in connection with the investigation.

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

On April 6, 2016, Uri Skorski filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Oldfather complaint and also alleging that the Company’s Board of Directors and officers breached their fiduciary duties in connection with the Company’s alleged failure to disclose material information about the Company’s food safety policies and procedures. On April 14, 2016, Mark Arnold and Zachary Arata filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Skorski complaint.  On May 26, 2016, the court issued an order consolidating the Skorski and Arnold/Arata actions into a single case. On August 8, 2016, Sean Gubricky filed a shareholder derivative action in the U.S. District Court for the District of Colorado, alleging that the Company’s Board of Directors and certain officers failed to institute proper food safety controls and policies, issued materially false and misleading statements in violation of federal securities laws, and otherwise breached their fiduciary duties to the Company.  On September 1, 2016, Ross Weintraub filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Gubricky complaint.  On March 27, 2017, the Weintraub case was consolidated with the Skorski and Arnold/Arata action into a single case.  On December 27, 2016, Cyrus Lashkari filed a shareholder derivative action in the U.S. District Court for the District of Colorado, making largely the same allegations as the foregoing shareholder derivative complaints.  Each of these actions purports to state a claim for damages on behalf of the Company, and is based on statements in the Company’s SEC filings and related public disclosures, as well as media reports and Company records. The Company intends to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.

Shareholder Class Action

On January 8, 2016, Susie Ong filed a complaint in the U.S. District Court for the Southern District of New York on behalf of a purported class of purchasers of shares of the Company’s common stock between February 4, 2015 and January 5, 2016.  The complaint purports to state claims against the Company, each of the co-Chief Executive Officers serving during the claimed class period and the Chief Financial Officer under Sections 10(b) and 20(a) of the Exchange Act and related rules, based on the Company’s alleged failure during the claimed class period to disclose material information about the Company’s quality controls and safeguards in relation to consumer and employee health. The complaint asserts that those failures and related public statements were false and misleading and that, as a result, the market price of the Company’s stock was artificially inflated during the claimed class period. The complaint seeks damages on behalf of the purported class in an unspecified amount, interest, and an award of reasonable attorneys’ fees, expert fees and other costs.  On March 8, 2017, the court granted the Company’s motion to dismiss the complaint, with leave to amend.  The plaintiff filed an amended complaint on April 7, 2017. The Company intends to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from the case.

Notices of Inspection of Work Authorization Documents and Related Civil and Criminal Investigations

Following an inspection during 2010 by the U.S. Department of Homeland Security, or DHS, of the work authorization documents of the Company’s restaurant employees in Minnesota, and subsequent company-wide investigations by the Immigration and Customs Enforcement arm of DHS, or ICE, as well as the U.S. Attorney for the District of Columbia and the U.S. Securities and Exchange Commission, or SEC, the Company entered into an agreement during the fourth quarter of 2016 with the office of the U.S. Attorney for the District of Columbia to resolve the DHS and ICE investigations. In the first quarter of 2017, the staff of the enforcement division of the SEC notified the Company that it did not intend to recommend that the SEC take enforcement action against the Company in relation to its investigation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections for 2017 of our expected comparable restaurant sales increases, our number and type of new restaurant openings, changes in restaurant operating costs and general and administrative expenses, as well as discussion of possible stock repurchases, estimates of our effective tax rates, and discussion of an ongoing data security investigation and the potential consequences thereof, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2016, as updated in Part II, Item 1A. of this report.

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

Throughout our history as a public company, we have pursued a mission to change the way people think about and eat fast food. We have expanded our mission to: Ensure that better food, prepared from whole, unprocessed ingredients is accessible to everyone.  Additionally, our focus during 2017 is to return to sales and profitability growth and restore our restaurant economic model.  To do so, we have a renewed focus on ensuring that every guest in every one of our restaurants is provided with an excellent customer experience.

2017 Highlights

Sales Trends. Comparable restaurant sales increases were 17.8% for the first quarter of 2017, which includes the benefit of 0.6% related to previously deferred revenue that was recognized in the first quarter.  The increase in comparable restaurant sales was attributable to an increase in the number of transactions in our restaurants, a reduction in promotional activity and an increase in the average check. Our sales comparisons for the first quarter of 2017 are lapping our easiest comparison for the year due to lower sales levels in the first quarter of 2016. We expect full year comparable restaurant sales increases to be in the high single digits.  Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation.  Average restaurant sales were $1.931 million as of March 31, 2017, decreasing from $2.230 million as of March 31, 2016, but increasing from $1.868 million as of December 31, 2016.  We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

Restaurant Operating Costs.  Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue decreased 10.9% in the first quarter of 2017 as compared to the first quarter of 2016.  The decrease was primarily due to sales leverage, a reduction of marketing and promotion expense, efficiencies in labor, and lower food testing and waste costs.

TV Advertising. In April 2017, we launched a new advertising campaign called “As Real as It Gets” to highlight our commitment to using only real ingredients without additives to prepare our food. Last year, we did a small test of television advertising in some markets, but this campaign represents a broader use of video advertising across broadcast and cable television as well as online channels. We expect marketing and promotional expense to be about 3.3% of revenue for the full year 2017, with the second quarter incurring the largest expenses due to our advertising campaign.

Restaurant Development. As of March 31, 2017, we had 2,291 restaurants in operation, including 2,249 Chipotle restaurants throughout the United States, 34 international Chipotle restaurants and 8 non-Chipotle restaurants. We opened 57 restaurants during the three months ended March 31, 2017. We expect new restaurant openings in the range of 195 to 210 for the full year 2017. Additionally, during the first quarter of 2017, we closed all 15 ShopHouse Southeast Asian Kitchen restaurants.  We entered into an agreement to pursue the assignment of 14 of the ShopHouse leases to another party, subject to landlord approval, and the sale of leasehold improvements and equipment related to each location.  Proceeds of the sales transactions will not be material.

In April 2017, we closed two Chipotle restaurants that will result in the recognition of an estimated lease liability during the second quarter of 2017.  As a result of the anticipated closures, we recognized an impairment of long-lived assets of approximately $1.1 million during the first quarter of 2017.  Additionally, during April 2017, there was a fire at a restaurant that also affected neighboring establishments which will result in additional expense during the second quarter of 2017.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended March 31,
	2017	2016
Beginning of period	2,250	2,010
Openings	57	58
Relocations/closures	(1)	(2)
ShopHouse closures	(15)	-
Total restaurants at end of period	2,291	2,066

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs and depreciation and amortization generally increase.

Revenue

	Three months ended March 31,		% increase/
	2017	2016	(decrease)
	(dollars in millions)
Revenue	$1,068.8	$834.5	28.1%
Average restaurant sales	$1.931	$2.230	(13.4%)
Comparable restaurant sales increases (decreases)	17.8%	(29.7%)
Number of restaurants as of the end of the period	2,291	2,066	10.9%
Number of restaurants opened in the period	57	58

The significant factors contributing to the increase in revenue were comparable restaurant sales increases and new restaurant openings. For the three months ended March 31, 2017, comparable restaurant sales increased $141.0 million, while revenue from restaurants not yet in the comparable restaurant base contributed $87.8 million, of which $11.2 million was attributable to restaurants opened in 2017.  The increase in comparable restaurant sales was attributable to an increase in the number of transactions in our restaurants, a reduction in promotional activity, an increase in the average check, and to a lesser extent a 0.6% benefit due to prior deferred revenue being recognized during the quarter.

Food, Beverage and Packaging Costs

	Three months ended March 31,
	2017	2016	% increase
	(dollars in millions)
Food, beverage and packaging	$361.8	$294.2	23.0%
As a percentage of revenue	33.8%	35.3%

Food, beverage and packaging costs decreased as a percentage of revenue for the three months ended March 31, 2017 primarily due to a decrease in food testing and waste costs, as well as a decrease in expense for pre-cut produce that was used during portions of 2016.  These costs were partially offset by higher avocado and cheese prices. For the full year 2017, we expect food costs as a percentage of revenue to remain relatively consistent with our first quarter results.

Labor Costs

	Three months ended March 31,
	2017	2016	% increase
	(dollars in millions)
Labor costs	$287.9	$257.7	11.7%
As a percentage of revenue	26.9%	30.9%

Labor costs as a percentage of revenue decreased in the three months ended March 31, 2017 primarily due to sales leverage and labor efficiencies resulting from fewer managers and crew in each of our restaurants.  The decrease was partially offset by wage inflation, including the impact of minimum wage increases. During the three months ended March 31, 2016, we had abnormally high labor expenses as a result of being fully staffed during heavy sales promotional activity.

Occupancy Costs

	Three months ended March 31,
	2017	2016	% increase
	(dollars in millions)
Occupancy costs	$79.0	$70.6	11.9%
As a percentage of revenue	7.4%	8.5%

Occupancy costs as a percentage of revenue decreased for the three months ended March 31, 2017 primarily due to sales leverage on a partially fixed-cost base.

Other Operating Costs

	Three months ended March 31,
	2017	2016	% decrease
	(dollars in millions)
Other operating costs	$150.6	$155.2	(3.0%)
As a percentage of revenue	14.1%	18.6%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue decreased for the three months ended March 31, 2017 due primarily to sales leverage. Additionally, the decrease as a percent of revenue as well as in dollar terms was due to lower marketing and promotional spend,  kitchen supplies and repairs and maintenance expense, partially offset by an increase in charitable contributions from increased charitable sales promotions.

General and Administrative Expenses

	Three months ended March 31,
	2017	2016	% increase
	(dollars in millions)
General and administrative expense	$69.4	$62.0	12.0%
As a percentage of revenue	6.5%	7.4%

The increase in general and administrative expenses in dollar terms for the three months ended March 31, 2017 primarily resulted from increased non-cash stock-based compensation expense and bonus costs. These increases were partially offset by a decrease in legal costs, travel and meeting costs.  The increase in stock-based compensation expense during 2017 was a result of a cumulative reduction of expense in the first quarter of 2016 for performance awards that were no longer expected to vest. Lower meetings costs in 2017 were due to additional costs during February 2016 for an all-team employee meeting.

Depreciation and Amortization

	Three months ended March 31,
	2017	2016	% increase
	(dollars in millions)
Depreciation and amortization	$39.3	$34.8	12.9%
As a percentage of revenue	3.7%	4.2%

For the three months ended March 31, 2017, depreciation and amortization decreased as a percentage of revenue due to sales leverage on a partially fixed-cost base.

Benefit (Provision) for Income Taxes

	Three months ended March 31,
	2017	2016	% increase
	(dollars in millions)
Benefit (provision) for income taxes	$(28.2)	$18.0	n/m*
Effective tax rate	38.0%	40.6%

*Not meaningful

For the full year 2017, we estimate our effective tax rate will be approximately 39.0% compared to 40.8% for the full year 2016. The lower 2017 estimated annual effective tax rate is due to a decrease in the state tax rate and a lesser impact from non-deductible items due to estimated pre-tax operating income being higher. The effective tax rate for the first quarter of 2017 is lower than the estimated annual rate due to non-recurring adjustments related to state income taxes and excess tax deductions for stock compensation.  As discussed in Note 2. “Recent Accounting Standards” included in Item 1. “Financial Statements”, the adoption on January 1, 2017, of ASU 2016-09 will subject our tax rate to quarterly volatility from the effect of stock award exercises and vesting activities.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales are lower and net income generally has been lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as unexpected publicity impacting our business in a positive or negative way, as well as fluctuations in food or packaging costs or the timing of menu price increases. The number of trading days in a quarter can also affect our results, although, on an overall annual basis, changes in trading days do not have a significant impact.

Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense, the number of new restaurants opened in a quarter, and anticipated and unanticipated events. New restaurants typically have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. In addition, unanticipated events also impact our results. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. As of March 31, 2017, we had a cash and short-term investment balance of $577.0 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions, to maintain our existing restaurants and for general corporate purposes. As of March 31, 2017, there was $144.6 million remaining available under repurchase authorizations previously approved by our Board of Directors. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of March 31, 2017 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, our packaging materials, as well as utilities to run our restaurants are commodities or ingredients that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control.  We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. However, a majority of the dollar value of goods purchased by us is effectively at spot prices. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of the particular ingredient. In several cases, we have minimum purchase obligations. We have tried to increase, where necessary, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility. We follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance.

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2017, we had $496.7 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in other assets, and $80.0 million in accounts with an earnings credit we classify as interest income, which combined earned a weighted-average interest rate of 0.69%.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II

ITEM 1.LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 7 “Commitments and Contingencies” in our notes to condensed consolidated financial statements included in “Item 1. Financial Statements.”

ITEM  1A.RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2016, except as set forth below.

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

In April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and immediately began an investigation with the help of leading computer security firms. We self-reported the issue to payment card processors and law enforcement agencies and the investigation is continuing. While the investigation is ongoing, we have implemented additional security enhancements, and will continue to work vigilantly to pursue this matter to resolution. However, we could be subject to material card assessments, fines or penalties in connection with this matter.

We may also be subject to lawsuits or other proceedings in the future relating to this incident or any future incidents in which payment card data may have been compromised. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), or federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

We are also required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, by the European Union and its member states, and by the regulatory environment related to information security and privacy is increasingly demanding. At the same time, we are increasingly relying on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. We have seen an increase over the past several years in the frequency and sophistication of attempts to compromise the security of several of these systems. If the security and information systems that we or our outsourced third party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2017.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January		43,090	$407.61	43,090	$185,004,056
	Purchased 1/1 through 1/31
February		44,692	$416.09	44,692	$166,408,119
	Purchased 2/1 through 2/28
March		52,998	$411.24	52,998	$144,613,263
	Purchased 3/1 through 3/31
Total		140,780	$411.67	140,780	$144,613,263

(1)	Shares were repurchased pursuant to repurchase programs announced on May 11, 2016 and October 25, 2016.
(2)

This column includes $100 million in authorized repurchases announced on January 10, 2017. Each repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

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

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: April  25, 2017

EXHIBIT INDEX

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	October 6, 2016	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
10.1†	Board Pay Policies	10-Q	001-32731	April 22, 2015	10.1
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to the Condensed Consolidated Financial Statements	-	-	-	-	X

†-	denotes management contract or compensatory plan or arrangement.