Form 10-Q
period 2017-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2017-07-26
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 21, 2017, there were 28,511,853 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM  1.FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$175,137	$87,880
Accounts receivable, net of allowance for doubtful accounts of $39 and $259 as of June 30, 2017 and December 31, 2016, respectively	24,940	40,451
Inventory	19,126	15,019
Prepaid expenses and other current assets	50,296	44,080
Income tax receivable	-	5,108
Investments	394,466	329,836
Total current assets	663,965	522,374
Leasehold improvements, property and equipment, net	1,328,280	1,303,558
Long term investments	-	125,055
Other assets	54,367	53,177
Goodwill	21,939	21,939
Total assets	$2,068,551	$2,026,103
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$80,976	$78,363
Accrued payroll and benefits	85,169	76,301
Accrued liabilities	98,311	127,129
Income tax payable	3,329	-
Total current liabilities	267,785	281,793
Deferred rent	301,825	288,927
Deferred income tax liability	12,866	18,944
Other liabilities	35,879	33,946
Total liabilities	618,355	623,610
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,849 and 35,833 shares issued as of June 30, 2017 and December 31, 2016, respectively	358	358
Additional paid-in capital	1,276,285	1,238,875
Treasury stock, at cost, 7,264 and 7,019 common shares at June 30, 2017 and December 31, 2016, respectively	(2,154,517)	(2,049,389)
Accumulated other comprehensive income (loss)	(5,591)	(8,162)
Retained earnings	2,333,661	2,220,811
Total shareholders' equity	1,450,196	1,402,493
Total liabilities and shareholders' equity	$2,068,551	$2,026,103

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Operations and Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$1,169,409	$998,383	$2,238,238	$1,832,842
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	399,152	341,902	760,947	636,068
Labor	305,851	276,926	593,702	534,607
Occupancy	80,321	72,354	159,283	142,946
Other operating costs	163,685	152,156	314,294	307,345
General and administrative expenses	70,075	70,756	139,516	132,766
Depreciation and amortization	41,081	36,074	80,360	70,862
Pre-opening costs	2,903	4,133	6,972	8,554
(Gain) loss on disposal and impairment of assets	(384)	3,187	3,266	5,403
Total operating expenses	1,062,684	957,488	2,058,340	1,838,551
Income (loss) from operations	106,725	40,895	179,898	(5,709)
Interest and other income, net	1,049	786	2,237	2,912
Income (loss) before income taxes	107,774	41,681	182,135	(2,797)
Benefit (provision) for income taxes	(41,044)	(16,085)	(69,285)	1,961
Net income (loss)	$66,730	$25,596	$112,850	$(836)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	2,136	(765)	2,811	1,164
Unrealized gain (loss) on investments, net of tax benefit (expense) of $37, ($348), 131, and ($1,531)	(58)	509	(240)	2,402
Other comprehensive income (loss), net of income taxes	2,078	(256)	2,571	3,566
Comprehensive income	$68,808	$25,340	$115,421	$2,730
Earnings (loss) per share:
Basic	$2.33	$0.88	$3.93	$(0.03)
Diluted	$2.32	$0.87	$3.92	$(0.03)
Weighted average common shares outstanding:
Basic	28,649	29,207	28,699	29,550
Diluted	28,800	29,340	28,825	29,550

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2017	2016
Operating activities
Net income (loss)	$112,850	$(836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,360	70,862
Deferred income tax (benefit) provision	(5,939)	3,789
Loss on disposal and impairment of assets	3,266	5,403
Bad debt allowance	181	(120)
Stock-based compensation expense	36,846	30,038
Excess tax benefit on stock-based compensation	-	(1,982)
Other	(107)	(352)
Changes in operating assets and liabilities:
Accounts receivable	15,372	15,201
Inventory	(4,530)	(1,921)
Prepaid expenses and other current assets	(6,143)	(12,267)
Other assets	(984)	1,832
Accounts payable	8,271	(13,675)
Accrued liabilities	(21,856)	31,973
Income tax payable/receivable	8,480	34,919
Deferred rent	15,463	16,944
Other long-term liabilities	2,052	(143)
Net cash provided by operating activities	243,582	179,665
Investing activities
Purchases of leasehold improvements, property and equipment	(113,715)	(126,712)
Purchases of investments	(19,922)	-
Maturities of investments	80,000	45,000
Proceeds from sale of investments	-	540,648
Net cash provided by (used in) investing activities	(53,637)	458,936
Financing activities
Acquisition of treasury stock	(103,827)	(700,036)
Excess tax benefit on stock-based compensation	-	1,982
Stock plan transactions and other financing activities	9	12
Net cash used in financing activities	(103,818)	(698,042)
Effect of exchange rate changes on cash and cash equivalents	1,130	1,396
Net change in cash and cash equivalents	87,257	(58,045)
Cash and cash equivalents at beginning of period	87,880	248,005
Cash and cash equivalents at end of period	$175,137	$189,960

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

 (dollar and share amounts in thousands, unless otherwise specified)

1. Basis of Presentation

In this quarterly report on Form 10-Q, Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries, is collectively referred to as “Chipotle,” “we,” “us,” or “our.”

We develop and operate restaurants that serve a focused menu of burritos, tacos, burrito bowls, and salads, made using fresh, high-quality ingredients. As of June 30, 2017,  we operated 2,295 Chipotle restaurants throughout the United States as well as 36 international Chipotle restaurants and 8 non-Chipotle restaurants. We managed our operations based on 11 regions during the second quarter of 2017 and have aggregated our operations to one reportable segment.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

2. Recent Accounting Standards

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The pronouncement requires lessees to recognize a liability for lease obligations, which represent the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements which are intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. This pronouncement is effective for reporting periods beginning after December 15, 2018, using a modified retrospective adoption method, with optional practical expedients. We are currently evaluating the provisions of the new lease standard, and have concluded that the adoption of ASU 2016-02 will have a significant impact on our consolidated balance sheet because we will record material assets and obligations for current operating leases. We are still assessing the expected impact on our consolidated statement of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as amended by multiple standards updates. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance will require us to enhance our disclosures, including disclosing performance obligations to customers arising from gift cards and certain promotional activity. The pronouncement is effective for reporting periods beginning after December 15, 2017. The adoption is not expected to have an impact on our consolidated financial position or results of operations.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the consolidated financial statements.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718).” The pronouncement was issued to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.

The Company adopted ASU 2016-09 on January 1, 2017, prospectively (prior periods have not been restated).  The primary impact of adoption was the recognition during the three and six months ended June 30, 2017, of $422 and $664, respectively, of excess tax benefits as a reduction to the provision for income taxes, and the classification of these excess tax benefits in operating activities in the consolidated statement of cash flows instead of financing activities.

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

3. Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments are carried at fair market value and are classified as available-for-sale.  Investments consist of U.S. treasury notes with maturities up to approximately 9 months.  Fair value of investments is measured using Level 1 inputs (quoted prices for identical assets in active markets).

The following is a summary of available-for-sale securities:

	June 30,	December 31,
	2017	2016
Amortized cost	$395,055	$455,109
Unrealized gains (losses)	(589)	(218)
Fair market value	$394,466	$454,891

The following is a summary of unrealized gains (losses) on available-for-sale securities recorded in other comprehensive income (loss) in the condensed consolidated statement of operations and comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Unrealized gains (losses) on available-for-sale securities	$(95)	$857	$(371)	$3,933
Unrealized gains (losses) on available-for-sale securities, net of tax	$(58)	$509	$(240)	$2,402

Realized gains and losses on available-for-sale securities are recorded in interest and other income, net on the condensed consolidated statement of operations and comprehensive income. We had no realized gains or losses for the three and six months ended June 30, 2017 and we had $0 and $547 of realized gains on available-for-sale securities for the three and six months ended June 30, 2016.

We also maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the condensed consolidated balance sheet. Fair market value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $18,516 and $17,843 as of June 30, 2017 and December 31, 2016, respectively. We record trading gains and losses in general and administrative expenses in the condensed consolidated statement of operations and comprehensive income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

The following table sets forth unrealized gains (losses) on trading securities held in the rabbi trust:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Unrealized gains (losses) on trading securities held in rabbi trust	$359	$183	$822	$286

4. Shareholders’ Equity

On May 23, 2017, we announced that our Board of Directors authorized the expenditure of up to an additional $100,000 to repurchase shares of common stock, bringing the aggregate authorized expenditures for stock repurchases up to $2.3 billion.  Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.

During the six months ended June 30, 2017,  we repurchased 244 shares of common stock under authorized programs, for a total cost of $104,648. The cumulative shares repurchased under authorized programs as of June 30, 2017, were 7,107 for a total cost of $2,102,457. As of June 30, 2017, $197,927 was available to repurchase shares under the announced repurchase authorizations. Shares repurchased are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

5. Stock-based Compensation

During the six months ended June 30, 2017, we granted stock only stock appreciation rights (“SOSARs”) on 298 shares of our common stock to eligible employees. The weighted average grant date fair value of the SOSARs was $106.55 per share with a weighted average exercise price of $429.02 per share based on the closing price of common stock on the date of grant. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the six months ended June 30, 2017, 29 SOSARs were exercised and 72 SOSARs were forfeited.

During the six months ended June 30, 2017, we granted restricted stock units (“RSUs”) on 86 shares of our common stock to eligible employees. The weighted average grant date fair value of the RSUs was $430.21 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date.

During the first quarter of 2017, we awarded 36 performance shares (“PSUs”) that are subject to service, market and performance vesting conditions. Two-thirds of the PSUs had a grant date fair value of $485.53 per share and vest based on the price of our common stock reaching certain targets for a consecutive number of days during the three-year period starting on the grant date and the quantity of shares that will vest range from 0% to 350% of the targeted number of shares. The remaining one-third of PSUs had a grant date fair value of $427.61 and vest based on reaching certain comparable restaurant sales increases during the three-year period starting on January 1, 2017, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares.  If the defined minimum targets are not met, then no shares will vest.

During the six months ended June 30, 2017, 20 stock awards that were subject to service and performance or market conditions were forfeited.

The following table sets forth total stock based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock based compensation expense	$20,783	$19,875	$37,476	$30,721
Stock based compensation expense, net of tax	$12,713	$11,945	$22,924	$18,463
Stock based compensation expense recognized as capitalized development	$393	$341	$630	$683
Excess tax benefit on stock based compensation recognized in provision for income taxes	$422	$-	$664	$-

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

The following stock awards were excluded from the calculation of diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock awards subject to performance conditions	247	290	244	301
Stock awards that were antidilutive	1,506	1,375	1,482	1,438
Total stock awards excluded from diluted earnings (loss) per share	1,753	1,665	1,726	1,739

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$66,730	$25,596	$112,850	$(836)
Shares:
Weighted average number of common shares outstanding	28,649	29,207	28,699	29,550
Dilutive stock awards	151	133	126	-
Diluted weighted average number of common shares outstanding	28,800	29,340	28,825	29,550
Basic earnings (loss) per share	$2.33	$0.88	$3.93	$(0.03)
Diluted earnings (loss) per share	$2.32	$0.87	$3.92	$(0.03)

7. Commitments and Contingencies

Data Security Incident

In April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and immediately began an investigation with the help of leading computer security firms. We also self-reported the issue to payment card processors and law enforcement.  Our investigation detected malware designed to access payment card data from cards used at point-of-sale devices at most Chipotle restaurants, primarily in the period from March 24, 2017 through April 18, 2017.  The malware searched for track data, which may include cardholder name, card number, expiration date, and internal verification codes; however, no other customer information was affected. We have removed the malware from our systems and continue to evaluate ways to enhance our security measures.  We expect that substantially all of our investigation costs will be covered by insurance.  It is not possible at this time to reasonably estimate the amount of any payment card network assessments or regulatory fines or penalties, for which our insurance coverage is limited, or other liabilities in connection with the incident.

Litigation Arising from Security Incident

On May 4, 2017, Bellwether Community Credit Union filed a purported class action complaint in the United States District Court for the District of Colorado alleging that we negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses.  The complaint also claims we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and similar state laws.  The plaintiff seeks monetary damages, injunctive relief and attorneys’ fees.  On May 26, 2017, Alcoa Community Credit Union filed a purported class action complaint in the U. S. District Court for the District of Colorado making substantially the same allegations as the Bellwether complaint and seeking substantially the same relief.  Bellwether and Alcoa have jointly moved to consolidate their cases, and a ruling on the consolidation motion remains pending.

On June 9, 2017, Todd Gordon filed a purported class action complaint in the U. S. District Court for the District of Colorado alleging that we negligently failed to provide adequate security to protect the payment card information of the plaintiff and other similarly situated customers alleged to be part of the putative class, causing such customers to suffer financial losses.  The complaint also claims we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and similar state laws, and also alleges breach of contract, unjust enrichment, and violations of the Arizona Consumer Fraud Act.

We intend to vigorously defend each of the aforementioned cases, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.  Although certain fees and costs associated with the data security incident and the aforementioned litigation to date have been paid or reimbursed by our cyber liability insurer, the ultimate amount of liabilities arising from the litigation may be in excess of the limits of our applicable insurance coverage.

Receipt of Grand Jury Subpoenas

On January 28, 2016, we were served with a Federal Grand Jury Subpoena from the U.S. District Court for the Central District of California in connection with an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations.  The subpoena requires the production of documents and information related to company-wide food safety matters dating back to January 1, 2013.  We received a follow-up subpoena on July 19, 2017 requesting information related to illness incidents associated with a single Chipotle restaurant in Sterling, Virginia. We intend to continue to fully cooperate in the investigation.  It is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any fines or penalties in connection with the investigation pursuant to which the subpoena was issued.

Shareholder Derivative Actions

On April 6, 2016, Uri Skorski filed a shareholder derivative action in Colorado state court in Denver, Colorado, alleging that our Board of Directors and officers breached their fiduciary duties in connection with our alleged failure to disclose material information about our food safety policies and procedures, and also alleging that our Board of Directors and officers breached their fiduciary duties in connection with allegedly excessive compensation awarded from 2011 to 2015 under our stock incentive plan. On April 14, 2016, Mark Arnold and Zachary Arata filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Skorski complaint.  On May 26, 2016, the court issued an order consolidating the Skorski and Arnold/Arata actions into a single case. On August 8, 2016, Sean Gubricky filed a shareholder derivative action in the U.S. District Court for the District of Colorado, alleging that our Board of Directors and certain officers failed to institute proper food safety controls and policies, issued materially false and misleading statements in violation of federal securities laws, and otherwise breached their fiduciary duties to us.  On September 1, 2016, Ross Weintraub filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Gubricky complaint.  On March 27, 2017, the Weintraub case was consolidated with the Skorski and Arnold/Arata action into a single case.  On December 27, 2016, Cyrus Lashkari filed a shareholder derivative action in the U.S. District Court for the District of Colorado, making largely the same allegations as the foregoing shareholder derivative complaints.  Each of these actions purports to state a claim for damages on our behalf, and is based on statements in our SEC filings and related public disclosures, as well as media reports and company records. We intend to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.

Shareholder Class Actions

On January 8, 2016, Susie Ong filed a complaint in the U.S. District Court for the Southern District of New York on behalf of a purported class of purchasers of shares of our common stock between February 4, 2015 and January 5, 2016.  The complaint purports to state claims against us, each of the co-Chief Executive Officers serving during the claimed class period and the Chief Financial Officer under Sections 10(b) and 20(a) of the Exchange Act and related rules, based on our alleged failure during the claimed class period to disclose material information about our quality controls and safeguards in relation to consumer and employee health. The complaint asserts that those failures and related public statements were false and misleading and that, as a result, the market price of our stock was artificially inflated during the claimed class period. The complaint seeks damages on behalf of the purported class in an unspecified amount, interest, and an award of reasonable attorneys’ fees, expert fees and other costs.  On March 8, 2017, the court granted our motion to dismiss the complaint, with leave to amend.  The plaintiff filed an amended complaint on April 7, 2017.   Additionally, on July 20, 2017, Elizabeth Kelly filed a complaint in the U.S. District Court for the District of Colorado on behalf of a purported class of purchasers of shares of our common stock between February 5, 2016 and July 19, 2017, with claims and factual allegations similar to the Ong complaint, based primarily on media reports regarding illnesses associated with a Chipotle restaurant in Sterling, Virginia.  We intend to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from the cases.

Miscellaneous

We are involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections for 2017 of our expected comparable restaurant sales increases and new restaurant openings, in addition to expected changes in food, beverage and packaging costs and discussion of possible stock repurchases, estimates of our effective tax rates, and discussion of an ongoing data security investigation and the potential consequences thereof, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2016, as updated in Part II, Item 1A. of this report.

Overview

Steve Ells, our founder, Chairman and CEO, started Chipotle with the idea that food served fast did not have to be a typical fast food experience. Today, Chipotle continues to offer a focused menu of burritos, tacos, burrito bowls, and salads made from fresh, high-quality raw ingredients, prepared using classic cooking methods and served in an interactive style allowing our customers to get what they want. Chipotle seeks out extraordinary ingredients that are not only fresh, but that are raised responsibly, with respect for the animals, land, and people who produce them. Chipotle prepares its food using whole, unprocessed ingredients and without the use of added colors, flavors or other additives typically found in fast food.

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

2017 Highlights

Sales Trends. Comparable restaurant sales increases were 12.5% for the first six months of 2017.  Our sales comparisons for the first half of 2017 were lapping an easier comparison due to lower sales levels in the first half of 2016. Additionally, sales trends during the second half of July 2017 have been adversely impacted by news regarding a norovirus incident in a Chipotle restaurant in Sterling, Virginia. However, we continue to expect full year 2017 comparable restaurant sales increases to be in the high single digits, assuming some easing of the sales impact from the Sterling, Virginia incident, as well as potential sales increases from a possible roll-out of queso and a likely menu price increase targeted for the fourth quarter of the year. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation.  Average restaurant sales were $1.957 million as of June 30, 2017, decreasing from $2.067 million as of June 30, 2016, but increasing from $1.868 million as of December 31, 2016.  We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

Restaurant Operating Costs.  Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue decreased 6.7% in the first half of 2017 as compared to the first half of 2016.  The decrease was primarily due to sales leverage, labor efficiencies, lower marketing and promotional spend, and lower food costs.

Restaurant Development. As of June 30, 2017, we had 2,339 restaurants in operation, including 2,295 Chipotle restaurants throughout the United States, 36 international Chipotle restaurants and 8 non-Chipotle restaurants. We opened 107 restaurants during the six months ended June 30, 2017 and we closed or relocated 18 restaurants during the six months ended June 30, 2017, including the closure of all 15 ShopHouse Southeast Asian Kitchen restaurants. We expect new restaurant openings in the range of 195 to 210 for the full year 2017.

Data Breach. In April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and immediately began an investigation with the help of leading computer security firms. The investigation detected malware designed to access payment card data from cards used at point-of-sale devices at most Chipotle restaurants. The malware searched for track data, which may include cardholder name, card number, expiration date, and internal verification codes; however, no other customer information was affected. We have removed the malware from our systems and continue to evaluate ways to enhance our security measures. At this time, it is not possible to reasonably estimate the number of cards affected and the resulting claims that may be made against us by each of our payment card networks. In addition, legal claims have been made against us related to this matter, and are further discussed in Note 7. “Commitments and Contingencies” within Item 1. “Financial Statements”.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning of period	2,291	2,066	2,250	2,010
Openings	50	58	107	116
Relocations/closures	(2)	-	(3)	(2)
ShopHouse closures	-	-	(15)	-
Total restaurants at end of period	2,339	2,124	2,339	2,124

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs and depreciation and amortization generally increase.

Revenue

	Three months ended June 30,		% increase/	Six months ended June 30,		% increase/
	2017	2016	(decrease)	2017	2016	(decrease)
	(dollars in millions)			(dollars in millions)
Revenue	$1,169.4	$998.4	17.1%	$2,238.2	$1,832.8	22.1%
Average restaurant sales	$1.957	$2.067	(5.3%)	$1.957	$2.067	(5.3%)
Comparable restaurant sales increases (decreases)	8.1%	(23.6%)		12.5%	(26.5%)
Number of restaurants as of the end of the period	2,339	2,124	10.1%	2,339	2,124	10.1%
Number of restaurants opened in the period	50	58		107	116

The significant factors contributing to the increase in revenue were new restaurant openings and comparable restaurant sales increases. For the three months ended June 30, 2017, revenue from restaurants not yet in the comparable base contributed $94.8 million, of which $33.8 million was attributable to restaurants opened in 2017, and comparable restaurant sales increased $76.1 million. For the six months ended June 30, 2017, comparable restaurant sales increased $217.2 million, while revenue from restaurants not yet in the comparable restaurant base contributed $182.6 million, of which $45.0 million was attributable to restaurants opened in 2017.  The increase in comparable restaurant sales was attributable to an increase in the number of transactions in our restaurants, and an increase in the average check as a result of reduction in promotional activity. For the six months ended June 30, 2017, comparable restaurant sales included the benefit of 0.2% related to previously deferred revenue that was recognized in the first quarter.

Food, Beverage and Packaging Costs

	Three months ended June 30,		%	Six months ended June 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$399.2	$341.9	16.7%	$760.9	$636.1	19.6%
As a percentage of revenue	34.1%	34.2%		34.0%	34.7%

Food, beverage and packaging costs decreased as a percentage of revenue for the three months ended June 30, 2017. Higher avocado prices were offset by lower expenses from bringing the preparation of lettuce and bell peppers back into our restaurants after using pre-cut produce during portions of 2016, as well as the benefit of menu price increases in select restaurants during the second quarter of 2017, and a decrease in paper usage and costs. Food, beverage and packaging costs decreased as a percentage of revenue for the six months ended June 30, 2017, primarily due to a decrease in expense for pre-cut produce that was used during portions of 2016, decreased food testing and waste costs, and to a lesser extent, the benefit of the menu price increase in the second quarter, partially offset by increased avocado costs. We expect that food, beverage, and packaging costs as a percent of revenue for the full year 2017 will be lower than the first half of 2017 if avocado prices continue to decline.

Labor Costs

	Three months ended June 30,		%	Six months ended June 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Labor costs	$305.9	$276.9	10.4%	$593.7	$534.6	11.1%
As a percentage of revenue	26.2%	27.7%		26.5%	29.2%

Labor costs as a percentage of revenue decreased for the three months ended June 30, 2017, primarily due to sales leverage and labor efficiencies resulting from fewer managers in each of our restaurants and more efficient crew deployment, partially offset by wage inflation. Labor costs as a percentage of revenue decreased for the six months ended June 30, 2017 due to labor efficiencies from fewer managers in each of our restaurants, and more efficient crew deployment, as well as sales leverage, partially offset by wage inflation. Labor efficiencies were driven by abnormally high labor expenses in the comparable 2016 periods as a result of being fully staffed during the heavy sales promotional activity we were conducting during those periods.

Occupancy Costs

	Three months ended June 30,		%	Six months ended June 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Occupancy costs	$80.3	$72.4	11.0%	$159.3	$142.9	11.4%
As a percentage of revenue	6.9%	7.2%		7.1%	7.8%

Occupancy costs as a percentage of revenue decreased for the three and six months ended June 30, 2017, primarily due to sales leverage on a partially fixed-cost base.

Other Operating Costs

	Three months ended June 30,		%	Six months ended June 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Other operating costs	$163.7	$152.2	7.6%	$314.3	$307.3	2.3%
As a percentage of revenue	14.0%	15.2%		14.0%	16.8%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue decreased for the three and six months ended June 30, 2017, due primarily to sales leverage and decreased marketing and promotional spend, as well as decreased kitchen supplies expense. While marketing and promotional spend decreased to 3.5% of revenue for the first six months of 2017, as compared to 5.4% for the first six months of 2016, it remains above historical levels as we continue our efforts to drive customer traffic.

General and Administrative Expenses

	Three months ended June 30,		%	Six months ended June 30,
	2017	2016	decrease	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
General and administrative expense	$70.1	$70.8	(1.0%)	$139.5	$132.8	5.1%
As a percentage of revenue	6.0%	7.1%		6.2%	7.2%

For the three months ended June 30, 2017, general and administrative expenses were relatively consistent in dollar terms with the three months ended June 30, 2016 due primarily to decreased legal expenses, partially offset by increased bonus costs and higher non-cash stock based compensation expense. For the six months ended June 30, 2017, general and administrative expenses increased in dollar terms due to increased non-cash stock based compensation expense and bonus costs, partially offset by decreased legal expenses, lower meeting costs because of an all-team employee meeting held in February 2016, and decreased travel expenses. The increase in stock-based compensation expense during 2017 was a result of a cumulative reduction of expense in the first quarter of 2016 for performance share awards that were no longer expected to vest.

Depreciation and Amortization

	Three months ended June 30,		%	Six months ended June 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$41.1	$36.1	13.9%	$80.4	$70.9	13.4%
As a percentage of revenue	3.5%	3.6%		3.6%	3.9%

For the three and six months ended June 30, 2017, depreciation and amortization decreased as a percentage of revenue due to sales leverage on a partially fixed-cost base.

Gain / Loss on Disposal and Impairment of Assets

	Three months ended June 30,		%	Six months ended June 30,
	2017	2016	decrease	2017	2016	% decrease
	(dollars in millions)			(dollars in millions)
(Gain) loss on disposal and impairment of assets	$(0.4)	$3.2	(112.0%)	$3.3	$5.4	(39.6%)
As a percentage of revenue	0.0%	0.3%		0.1%	0.3%

During the second quarter of 2017, we recorded a gain on disposal and impairment of assets as a result of the completion of the assignment and termination of all the ShopHouse leases, including the sale of leasehold improvements and equipment. For the three and six months ended June 30, 2017, the gain was offset (though in the three month period, the offset was only partial) by costs associated with the closure of Chipotle restaurants, as well as fire damage at a restaurant.

Provision for Income Taxes

	Three months ended June 30,		%	Six months ended June 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Benefit (provision) for income taxes	$(41.0)	$(16.1)	155.2%	$(69.3)	$2.0	n/m*
Effective tax rate	38.1%	38.6%		38.0%	70.1%

*Not meaningful

 For the full year 2017, we estimate our effective tax rate will be approximately 38.4% compared to 40.8% for the full year 2016. The lower 2017 estimated annual effective tax rate is due to a decrease in the state tax rate. The effective tax rates for the three and six months ended June 30, 2017 are lower than the estimated annual rate due to non-recurring adjustments related to state income taxes and excess tax deductions for stock compensation.  The adoption on January 1, 2017, of ASU 2016-09 will subject our tax rate to quarterly volatility from the effect of stock award exercises and vesting activities.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales are lower and net income has generally been lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as unexpected publicity impacting our business in a positive or negative way, as well as fluctuations in food or packaging costs or the timing of menu price increases. The number of trading days in a quarter can also affect our results, although, on an overall annual basis, changes in trading days do not have a significant impact.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. As of June 30, 2017, we had a cash and short-term investment balance of $569.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions, to maintain our existing restaurants and for general corporate purposes. As of June 30, 2017, $197.9 million remained available under repurchase authorizations previously approved by our Board of Directors. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2017, we had $442.5 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in other assets, and $134.6 million in accounts with an earnings credit we classify as interest income, which combined earned a weighted-average interest rate of 0.66%.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II

ITEM 1.LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 7. “Commitments and Contingencies” in our notes to condensed consolidated financial statements included in Item 1. “Financial Statements”.

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

In April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and immediately began an investigation with the help of leading computer security firms.  We also self-reported the issue to payment card processors and law enforcement.  Our investigation detected malware designed to access payment card data from cards used at point-of-sale devices at most Chipotle restaurants, primarily in the period from March 24, 2017 through April 18, 2017.  We have removed the malware from our systems and continue to evaluate ways to enhance our security measures. However, we expect to be subject to payment card network assessments and may incur regulatory fines or penalties, for which our insurance coverage is limited and the amount of which may be material, in connection with this matter.

A number of lawsuits have also been filed against us in connection with this incident, as further discussed in Note 7. “Commitments and Contingencies” within Item 1. “Financial Statements”, and we may be subject to additional lawsuits or other proceedings in the future relating to the incident or any future incidents in which payment card data may have been compromised. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), or federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

We are also required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, by the European Union and its member states, and the regulatory environment related to information security and privacy is increasingly demanding. At the same time, we are increasingly relying on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. We have seen an increase over the past several years in the frequency and sophistication of attempts to compromise the security of several of these systems. If the security and information systems that we or our outsourced third party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2017.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April		20,052	$463.58	20,052	$135,317,555
	Purchased 4/1 through 4/30
May		19,525	$481.19	19,525	$225,922,301
	Purchased 5/1 through 5/31
June		63,989	$437.50	63,989	$197,926,806
	Purchased 6/1 through 6/30
Total		103,566	$450.79	103,566	$197,926,806

(1)	Shares were repurchased pursuant to repurchase programs announced on October 25, 2016 and January 10, 2017.
(2)

This column includes an additional $100 million in authorized repurchases announced on May 23, 2017. Each repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

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

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: July 25, 2017

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	October 6, 2016	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
10.1†	Board Pay Policies	-	-	-	-	X
10.2†	Form of 2017 Performance Share Agreement	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to the Condensed Consolidated Financial Statements	-	-	-	-	X

†-	denotes management contract or compensatory plan or arrangement.