Form 10-Q
period 2017-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2017-10-25
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 20, 2017, there were 28,232,923 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM  1.FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,480	$87,880
Accounts receivable, net of allowance for doubtful accounts of $39 and $259 as of September 30, 2017 and December 31, 2016, respectively	23,870	40,451
Inventory	21,634	15,019
Prepaid expenses and other current assets	49,089	44,080
Income tax receivable	12,986	5,108
Investments	434,877	329,836
Total current assets	655,936	522,374
Leasehold improvements, property and equipment, net	1,331,786	1,303,558
Long term investments	-	125,055
Other assets	54,716	53,177
Goodwill	21,939	21,939
Total assets	$2,064,377	$2,026,103
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$86,705	$78,363
Accrued payroll and benefits	108,120	76,301
Accrued liabilities	128,577	127,129
Total current liabilities	323,402	281,793
Deferred rent	309,446	288,927
Deferred income tax liability	7,577	18,944
Other liabilities	36,826	33,946
Total liabilities	677,251	623,610
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,851 and 35,833 shares issued as of September 30, 2017 and December 31, 2016, respectively	359	358
Additional paid-in capital	1,294,315	1,238,875
Treasury stock, at cost, 7,564 and 7,019 common shares at September 30, 2017 and December 31, 2016, respectively	(2,257,174)	(2,049,389)
Accumulated other comprehensive income (loss)	(3,645)	(8,162)
Retained earnings	2,353,271	2,220,811
Total shareholders' equity	1,387,126	1,402,493
Total liabilities and shareholders' equity	$2,064,377	$2,026,103

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$1,128,074	$1,036,982	$3,366,312	$2,869,824
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	394,567	363,900	1,155,514	999,968
Labor	306,862	286,144	900,564	820,751
Occupancy	83,199	74,201	242,482	217,147
Other operating costs	162,312	166,045	476,606	473,390
General and administrative expenses	99,182	78,405	238,698	211,171
Depreciation and amortization	41,546	37,434	121,906	108,296
Pre-opening costs	2,792	4,490	9,764	13,044
Loss on disposal and impairment of assets	6,747	16,637	10,013	22,040
Total operating expenses	1,097,207	1,027,256	3,155,547	2,865,807
Income from operations	30,867	9,726	210,765	4,017
Interest and other income, net	1,275	672	3,512	3,584
Income before income taxes	32,142	10,398	214,277	7,601
Provision for income taxes	(12,532)	(2,599)	(81,817)	(638)
Net income	$19,610	$7,799	$132,460	$6,963
Earnings per share:
Basic	$0.69	$0.27	$4.63	$0.24
Diluted	$0.69	$0.27	$4.62	$0.23
Weighted average common shares outstanding:
Basic	28,415	29,063	28,604	29,387
Diluted	28,439	29,171	28,696	29,792

Condensed Consolidated Statement of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$19,610	$7,799	$132,460	$6,963
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	1,778	(203)	4,589	961
Unrealized gain (loss) on available-for-sale securities	272	(882)	(99)	3,051
Tax benefit (expense)	(104)	346	27	(1,185)
Other comprehensive income (loss), net of income taxes	1,946	(739)	4,517	2,827
Comprehensive income	$21,556	$7,060	$136,977	$9,790

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2017	2016
Operating activities
Net income	$132,460	$6,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,906	108,296
Deferred income tax (benefit) provision	(11,323)	380
Loss on disposal and impairment of assets	10,013	22,040
Bad debt allowance	181	99
Stock-based compensation expense	54,596	48,389
Excess tax benefit on stock-based compensation	-	(1,888)
Other	(126)	(224)
Changes in operating assets and liabilities:
Accounts receivable	16,477	16,084
Inventory	(7,023)	(3,442)
Prepaid expenses and other current assets	(4,890)	(5,362)
Other assets	(1,382)	1,509
Accounts payable	14,771	(11,938)
Accrued liabilities	35,514	36,245
Income tax payable/receivable	(7,810)	36,026
Deferred rent	22,410	27,319
Other long-term liabilities	3,060	576
Net cash provided by operating activities	378,834	281,072
Investing activities
Purchases of leasehold improvements, property and equipment	(165,506)	(192,252)
Purchases of investments	(120,084)	-
Maturities of investments	140,000	45,000
Proceeds from sale of investments	-	540,648
Net cash provided by (used in) investing activities	(145,590)	393,396
Financing activities
Acquisition of treasury stock	(209,585)	(771,354)
Excess tax benefit on stock-based compensation	-	1,888
Stock plan transactions and other financing activities	10	23
Net cash used in financing activities	(209,575)	(769,443)
Effect of exchange rate changes on cash and cash equivalents	1,931	1,098
Net change in cash and cash equivalents	25,600	(93,877)
Cash and cash equivalents at beginning of period	87,880	248,005
Cash and cash equivalents at end of period	$113,480	$154,128

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

We develop and operate restaurants that serve a focused menu of burritos, tacos, burrito bowls, and salads, made using fresh, high-quality ingredients. As of September 30, 2017, we operated 2,330 Chipotle restaurants throughout the United States as well as 36 international Chipotle restaurants and 8 non-Chipotle restaurants. We managed our operations based on 11 regions during the third quarter of 2017 and have aggregated our operations to one reportable segment.

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

2. Recent Accounting Standards

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The pronouncement requires lessees to recognize a liability for lease obligations, which represent the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements which are intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We expect to adopt the requirements of the new lease standard effective January 1, 2019, using a modified retrospective adoption method. We are currently evaluating the provisions of the new lease standard, including optional practical expedients, and assessing our existing lease portfolio in order to determine the impact to our accounting systems, processes and internal control over financial reporting. The adoption of ASU 2016-02 will have a significant impact on our consolidated balance sheet because we will record material assets and obligations for current operating leases. We are still assessing the expected impact on our consolidated statements of income and cash flows.

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

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718).” The pronouncement was issued to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the condensed consolidated statement of cash flows.

We adopted ASU 2016-09 on January 1, 2017, prospectively (prior periods have not been restated).  The primary impact of adoption was the recognition during the three months ended September 30, 2017, of a $77 tax deficiency, which increases our provision for income taxes and for the nine months ended September 30, 2017, an excess tax benefit of $587, which reduces our provision for income taxes and the classification of these excess tax benefits in operating activities in the condensed consolidated statement of cash flows instead of financing activities.

The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statement of cash flows, since such cash flows have historically been presented in financing activities. We also elected to continue estimating forfeitures when determining the amount of stock-based compensation costs to be recognized in each period. No other provisions of ASU 2016-09 had a material impact on our financial statements or disclosures.

3. Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments are carried at fair value and are classified as available-for-sale.  Investments consist of U.S. treasury notes with maturities up to approximately one year.  Fair value of investments is measured using Level 1 inputs (quoted prices for identical assets in active markets).

The following is a summary of available-for-sale securities:

	September 30,	December 31,
	2017	2016
Amortized cost	$435,193	$455,109
Unrealized gains (losses)	(316)	(218)
Fair market value	$434,877	$454,891

The following is a summary of unrealized gains (losses) on available-for-sale securities recorded in other comprehensive income (loss) in the condensed consolidated statement of comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Unrealized gains (losses) on available-for-sale securities	$272	$(882)	$(99)	$3,051
Unrealized gains (losses) on available-for-sale securities, net of tax	$168	$(536)	$(72)	$1,866

Realized gains and losses on available-for-sale securities are recorded in interest and other income, net on the condensed consolidated statement of income. We had no realized gains or losses for the three and nine months ended September 30, 2017, and we had $0 and $547 of realized gains on available-for-sale securities for the three and nine months ended September 30, 2016.

We also maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the condensed consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $19,157 and $17,843 as of September 30, 2017, and December 31, 2016, respectively. We record trading gains and losses in general and administrative expenses in the condensed consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

The following table sets forth unrealized gains (losses) on trading securities held in the rabbi trust:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Unrealized gains (losses) on trading securities held in rabbi trust	$335	$391	$1,157	$677

4. Impairment of Long-Lived Assets

During the three and nine months ended September 30, 2017, we recognized non-cash impairment charges of $2,427 and $4,441  ($1,475 and $2,699 net of tax, respectively), representing substantially all of the value of the long-lived assets of a small number of underperforming Chipotle restaurants, in loss on disposal and impairment of assets on the condensed consolidated statement of income ($0.05 and $0.09 per basic and diluted earnings per share). The fair value of the impaired restaurants was determined using Level 3 inputs (unobservable inputs) based on a discounted cash flow method.

5. Shareholders’ Equity

Through September 30, 2017, we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate authorized expenditures of up to $2.3 billion. On October 24, 2017, we announced that our Board of Directors authorized the expenditure of an additional $100,000 to repurchase shares of common stock.  Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.

During the nine months ended September 30, 2017, we repurchased 545 shares of common stock under authorized programs, for a total cost of $207,159. The cumulative shares repurchased under authorized programs as of September 30, 2017, were 7,408 for a total cost of $2,204,968. As of September 30, 2017, $95,425 was available to repurchase shares under the announced repurchase authorizations. Shares repurchased are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

6. Stock-based Compensation

During the nine months ended September 30, 2017, we granted stock only stock appreciation rights (“SOSARs”) on 304 shares of our common stock to eligible employees. The weighted average grant date fair value of the SOSARs was $105.97 per share with a weighted average exercise price of $426.70 per share based on the closing price of common stock on the date of grant. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the nine months ended September 30, 2017, 32 SOSARs were exercised and 124 SOSARs were forfeited.

During the nine months ended September 30, 2017, we granted restricted stock units (“RSUs”) on 89 shares of our common stock to eligible employees. The weighted average grant date fair value of the RSUs was $427.30 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date.

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

During the nine months ended September 30, 2017, 20 stock awards that were subject to service and performance or market conditions were forfeited.

The following table sets forth total stock based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock based compensation expense	$18,069	$18,636	$55,545	$49,357
Stock based compensation expense, net of tax	$10,983	$10,971	$33,760	$29,056
Stock based compensation expense recognized as capitalized development	$319	$285	$949	$968
Excess tax benefit (deficiency) on stock based compensation recognized in provision for income taxes	$(77)	$-	$587	$-

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

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock awards subject to performance conditions	245	226	244	276
Stock awards that were antidilutive	1,738	1,356	1,567	1,312
Total stock awards excluded from diluted earnings per share	1,983	1,582	1,811	1,588

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$19,610	$7,799	$132,460	$6,963
Shares:
Weighted average number of common shares outstanding	28,415	29,063	28,604	29,387
Dilutive stock awards	24	108	92	405
Diluted weighted average number of common shares outstanding	28,439	29,171	28,696	29,792
Basic earnings per share	$0.69	$0.27	$4.63	$0.24
Diluted earnings per share	$0.69	$0.27	$4.62	$0.23

8. Commitments and Contingencies

Data Security Incident

In April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and immediately began an investigation with the help of leading computer security firms. We also self-reported the issue to payment card processors and law enforcement. Our investigation detected malware designed to access payment card data from cards used at point-of-sale devices at most Chipotle restaurants, primarily in the period from March 24, 2017 through April 18, 2017. The malware searched for track data, which may include cardholder name, card number, expiration date, and internal verification codes; however, no other customer information was affected. We have removed the malware from our systems and continue to evaluate ways to enhance our security measures. We expect that substantially all of our investigation costs will be covered by insurance; however, we may incur legal expenses in excess of our insurance coverage limits associated with the data security incident in future periods. We will recognize these expenses as services are received.

 During the three months ended September 30, 2017, we recorded an expense of $30,000 ($18,234 after tax), or $0.64 per basic and diluted earnings per share, as an estimate of potential liabilities associated with anticipated claims and assessments by payment card networks in connection with the data security incident. We may ultimately be subject to liabilities greater than or less than the amount accrued. The expense is recorded in general and administrative expenses in our condensed consolidated statement of income and a corresponding liability in accrued liabilities on our condensed consolidated balance sheet.

Litigation Arising from Security Incident

On May 4, 2017, Bellwether Community Credit Union filed a purported class action complaint in the United States District Court for the District of Colorado alleging that we negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses.  The complaint also claims we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and similar state laws.  The plaintiff seeks monetary damages, injunctive relief and attorneys’ fees.  On May 26, 2017, Alcoa Community Credit Union filed a purported class action complaint in the U. S. District Court for the District of Colorado making substantially the same allegations as the Bellwether complaint and seeking substantially the same relief. The Bellwether and Alcoa cases have been consolidated and will proceed as a single action.

On June 9, 2017, Todd Gordon filed a purported class action complaint in the U. S. District Court for the District of Colorado alleging that we negligently failed to provide adequate security to protect the payment card information of the plaintiff and other similarly situated customers alleged to be part of the putative class, causing such customers to suffer financial losses.  The complaint also claims we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and similar state laws, and also alleges breach of contract, unjust enrichment, and violations of the Arizona Consumer Fraud Act. Additionally, on August 21, 2017, Greg Lawson and Judy Conard filed a purported class action complaint in the U. S. District Court for the District of Colorado making allegations substantially similar to those in the Gordon complaint, and stating substantially similar claims as well as claims under the Colorado Consumer Protection Act. The plaintiffs in the Gordon case and the Lawson and Conard case have notified the court of their agreement to consolidate their cases and file an amended consolidated complaint for the consolidated matter.

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

Shareholder Derivative Actions

On April 6, 2016, Uri Skorski filed a shareholder derivative action in Colorado state court in Denver, Colorado, alleging that our Board of Directors and officers breached their fiduciary duties in connection with our alleged failure to disclose material information about our food safety policies and procedures, and also alleging that our Board of Directors and officers breached their fiduciary duties in connection with allegedly excessive compensation awarded from 2011 to 2015 under our stock incentive plan. On April 14, 2016, Mark Arnold and Zachary Arata filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Skorski complaint.  On May 26, 2016, the court issued an order consolidating the Skorski and Arnold/Arata actions into a single case. On August 8, 2016, Sean Gubricky filed a shareholder derivative action in the U.S. District Court for the District of Colorado, alleging that our Board of Directors and certain officers failed to institute proper food safety controls and policies, issued materially false and misleading statements in violation of federal securities laws, and otherwise breached their fiduciary duties to us.  On September 1, 2016, Ross Weintraub filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Gubricky complaint.  On March 27, 2017, the Weintraub case was consolidated with the Skorski and Arnold/Arata action into a single case.  On December 27, 2016, Cyrus Lashkari filed a shareholder derivative action in the U.S. District Court for the District of Colorado, making largely the same allegations as the foregoing shareholder derivative complaints.  Each of these actions purports to state a claim for damages on our behalf, and is based on statements in our SEC filings and related public disclosures, as well as media reports and company records. We have reached an agreement to settle the foregoing actions, and the proposed settlement has been preliminarily approved by the U.S. District Court for the District of Colorado.

On July 28, 2017, Mark Blau filed a shareholder derivative action in the U.S. District Court for the District of Colorado, making allegations similar to those of the several shareholder derivative actions described above, and adding further allegations related to the Board’s investigation of the foregoing matters, as well as customer illnesses and operational issues associated with two Chipotle restaurants in July 2017.  The action purports to state claims for damages on our behalf, and is based on statements in our SEC filings and related public disclosures, as well as media reports and company records.  We intend to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from the case.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of our expected comparable restaurant sales increases for 2017, projected new restaurant openings for 2017 and 2018, discussion of the potential impacts of our roll-out of queso and of menu price increases, projections of expected changes in food, beverage and packaging costs and marketing and promotional spend, estimates of our effective tax rates, and discussion of liabilities associated with the recent data security incident, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2016, as updated in Part II, Item 1A. of this report.

Overview

Steve Ells, our founder, Chairman and CEO, started Chipotle with the idea that food served fast did not have to be a typical fast food experience. Today, Chipotle continues to offer a focused menu of burritos, tacos, burrito bowls, and salads made from fresh, high-quality raw ingredients, prepared using classic cooking methods and served in an interactive style allowing our customers to get what they want. Chipotle seeks out extraordinary ingredients that are not only fresh, but that are raised responsibly, with respect for the animals, land, and people who produce them. Chipotle prepares its food using real, whole ingredients and without the use of added colors, flavors or other additives typically found in fast food.

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

2017 Highlights

Sales Trends. Comparable restaurant sales increases were 1.0% and 8.3% for the three and nine months ended September 30, 2017, respectively.  Our sales comparisons for the first nine months of 2017 were lapping an easier comparison due to lower sales levels in the first six months of 2016. Additionally, sales comparisons for the three and nine months ended September 30, 2017, benefitted from lower revenue in the comparable periods of 2016 due to revenue deferrals for outstanding rewards under our limited-time Chiptopia Summer Rewards program (though the first quarter 2017 also benefitted from the recognition of a portion of the deferred revenue).  During the third quarter of 2017, increases in comparable restaurant sales were offset by adverse company-wide sales impacts resulting from news regarding a norovirus incident in Sterling, Virginia, and to a lesser extent due to restaurant closures and lower customer traffic resulting from Hurricanes Harvey and Irma. We expect full year 2017 comparable restaurant sales increases to be around 6.5% including impacts from a menu price increase planned for the fourth quarter of 2017 and the roll-out of queso. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation.  Average restaurant sales were $1.948 million as of September 30, 2017, increasing from $1.914 million as of September 30, 2016, but a decrease from $1.957 million as of June 30, 2017.  We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

Restaurant Operating Costs.  Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue decreased to 82.4% in the first nine months of 2017, as compared to 87.5% in the first nine months of 2016.  The decrease was primarily due to lower marketing and promotional spend, sales leverage, labor efficiencies, and lower food costs. Food costs were lower in the first nine months of 2017 despite significantly higher pricing of avocados during the third quarter of 2017.

Restaurant Development. As of September 30, 2017, we had 2,374 restaurants in operation, including 2,330 Chipotle restaurants throughout the United States, 36 international Chipotle restaurants and 8 non-Chipotle restaurants. We opened 145 restaurants and we closed or relocated 21 restaurants during the nine months ended September 30, 2017, including the closure of all 15 ShopHouse Southeast Asian Kitchen restaurants. We expect new restaurant openings for the full year 2017 to be slightly below the low end of our previously-disclosed range of 195 to 210.  For 2018, we expect new restaurant openings in a range of approximately 130 to 150, as we focus our resources for the next 12 to 18 months on improving our operations and delivering an outstanding experience to every one of our guests.

Data Security Incident. As previously reported, in April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and immediately began an investigation with the help of leading computer security firms. The investigation detected malware designed to access payment card data from cards used at point-of-sale devices at most Chipotle restaurants.

The malware searched for track data, which may include cardholder name, card number, expiration date, and internal verification codes; however, no other customer information was affected. We have removed the malware from our systems and continue to evaluate ways to enhance our security measures.

During the three months ended September 30, 2017, we recorded a liability of $30.0 million ($18.2 million after tax) or $0.64 per basic and diluted earnings per share, as an estimate of potential losses associated with anticipated claims and assessments by payment card networks.  We may ultimately be subject to liabilities greater or less than the amount accrued.  In addition, legal claims have been made against us related to this matter, and are further discussed in Note 8. “Commitments and Contingencies” within Item 1. “Financial Statements.”

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning of period	2,339	2,124	2,250	2,010
Openings	38	55	145	171
Relocations/closures	(3)	(1)	(6)	(3)
ShopHouse closures	-	-	(15)	-
Total restaurants at end of period	2,374	2,178	2,374	2,178

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs and depreciation and amortization generally increase.

Revenue

	Three months ended September 30,		%	Nine months ended September 30,		%
	2017	2016	increase	2017	2016	increase
	(dollars in millions)			(dollars in millions)
Revenue	$1,128.1	$1,037.0	8.8%	$3,366.3	$2,869.8	17.3%
Average restaurant sales	$1.948	$1.914	1.8%	$1.948	$1.914	1.8%
Comparable restaurant sales increases (decreases)	1.0%	(21.9%)		8.3%	(24.9%)
Number of restaurants as of the end of the period	2,374	2,178	9.0%	2,374	2,178	9.0%
Number of restaurants opened in the period	38	55		145	171

The most significant factor contributing to the increase in revenue for the three months ended September 30, 2017, was $84.9 million in revenue from restaurants not yet in the comparable base, of which $46.1 million was attributable to restaurants opened in 2017. Comparable restaurant sales increased $6.2 million. For the nine months ended September 30, 2017, revenue from restaurants not yet in the comparable restaurant base contributed $268.0 million to the revenue increase, of which $91.3 million was attributable to restaurants opened in 2017, and comparable restaurant sales increased $228.4 million. For the nine months ended September 30, 2017, the increase in comparable restaurant sales was attributable to an increase in the number of paid transactions and an increase in paid average check due to fewer promotions during the first nine months of 2017.

Food, Beverage and Packaging Costs

	Three months ended September 30,		%	Nine months ended September 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$394.6	$363.9	8.4%	$1,155.5	$1,000.0	15.6%
As a percentage of revenue	35.0%	35.1%		34.3%	34.8%

Food, beverage and packaging costs remained consistent as a percentage of revenue for the three months ended September 30, 2017. The benefit of the menu price increases taken in select restaurants during the second quarter of 2017 and decreased paper cost and usage were offset by higher avocado and beef prices, as well as steak making up a higher portion of our product mix compared to the third quarter of 2016.  The decrease in food, beverage and packing costs as a percentage of revenue for the nine months ended September 30, 2017, was due primarily bringing the preparation of lettuce and bell peppers back into our restaurants after using pre-cut produce during portions of 2016, reduced testing and waste costs, and the benefit of the menu price increase that went into effect during the second quarter of 2017.  The decrease was partially offset by higher avocado prices. Lower projected avocado prices are expected to drive decreased food costs as a percentage of revenue during the fourth quarter of 2017, and we expect food costs for the full year to be consistent with the first nine months of 2017.

Labor Costs

	Three months ended September 30,		%	Nine months ended September 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Labor costs	$306.9	$286.1	7.2%	$900.6	$820.8	9.7%
As a percentage of revenue	27.2%	27.6%		26.8%	28.6%

Labor costs as a percentage of revenue decreased for the three months ended September 30, 2017, primarily due to labor efficiencies resulting from more efficient crew deployment and fewer managers in each of our restaurants, partially offset by wage inflation. Labor costs as a percentage of revenue decreased for the nine months ended September 30, 2017 due to labor efficiencies from more efficient crew deployment and fewer managers in each of our restaurants, as well as sales leverage, partially offset by wage inflation. Labor efficiencies in the three and nine months ended September 30, 2017 benefitted from abnormally high labor expenses in the comparable 2016 periods as a result of being fully staffed during the heavy sales promotional activity we were conducting during those periods.

Occupancy Costs

	Three months ended September 30,		%	Nine months ended September 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Occupancy costs	$83.2	$74.2	12.1%	$242.5	$217.1	11.7%
As a percentage of revenue	7.4%	7.2%		7.2%	7.6%

Occupancy costs as a percentage of revenue increased for the three months ended September 30, 2017, primarily due to lower average daily restaurant sales due to new restaurants opening at lower sales volumes than restaurants in the comparable base, and those sales volumes being applied across a partially fixed-cost base. Occupancy costs as a percentage of revenue decreased for the nine months ended September 30, 2017, primarily due to sales leverage on a partially fixed-cost base.

Other Operating Costs

	Three months ended September 30,		%	Nine months ended September 30,
	2017	2016	decrease	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Other operating costs	$162.3	$166.0	(2.2%)	$476.6	$473.4	0.7%
As a percentage of revenue	14.4%	16.0%		14.2%	16.5%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue decreased for the three and nine months ended September 30, 2017 due primarily to decreased marketing and promotional spend, and decreased kitchen supplies expense. While marketing and promotional spend decreased to 3.4% of revenue for the first nine months of 2017, as compared to 5.2% for the first nine months of 2016, it remains above historical levels as we continue our efforts to drive customer traffic. We expect to increase marketing and advertising expenses in the fourth quarter of 2017 as we continue national television advertising, and as a result, we expect full year 2017 other operating costs as a percentage of revenue to be higher in the fourth quarter and the full year 2017 than they were in the first nine months of 2017, but lower than the full year 2016.

General and Administrative Expenses

	Three months ended September 30,		%	Nine months ended September 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
General and administrative expense	$99.2	$78.4	26.5%	$238.7	$211.2	13.0%
As a percentage of revenue	8.8%	7.6%		7.1%	7.4%

General and administrative expense increased during the three and nine months ended September 30, 2017, due to recording a liability of $30.0 million, as an estimate of potential losses associated with anticipated claims and assessments by payment card networks, for the data security incident that occurred in the first six months of 2017. For the three months ended September 30, 2017, the increase was partially offset by a decrease in meeting costs because of the bi-annual All Managers Conference held in September 2016. Additionally, for the nine months ended September 30, 2017, higher non-cash stock-based compensation expense and increased bonus costs were more than offset by lower meeting and legal costs.  The increase in stock-based compensation expense during 2017 was primarily a result of a cumulative reduction of expense in the first quarter of 2016 for performance share awards that were no longer expected to vest.

Depreciation and Amortization

	Three months ended September 30,		%	Nine months ended September 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$41.5	$37.4	11.0%	$121.9	$108.3	12.6%
As a percentage of revenue	3.7%	3.6%		3.6%	3.8%

For the three months ended September 30, 2017, depreciation and amortization remained relatively consistent as a percent of revenue. For the nine months ended September 30, 2017, depreciation and amortization decreased as a percentage of revenue due to sales leverage on a partially fixed-cost base.

Loss on Disposal and Impairment of Assets

	Three months ended September 30,		%	Nine months ended September 30,
	2017	2016	decrease	2017	2016	% decrease
	(dollars in millions)			(dollars in millions)
Loss on disposal and impairment of assets	$6.7	$16.6	(59.4%)	$10.0	$22.0	(54.6%)
As a percentage of revenue	0.6%	1.6%		0.3%	0.8%

Loss on disposal and impairment of assets decreased in dollar terms for the three and nine months ended September 30, 2017 primarily due to a non-cash impairment charge in the third quarter of 2016 to write-down substantially all of the value of the long-lived assets of our ShopHouse restaurants that occurred during the third quarter of 2016. In 2017, we recorded losses related to the closure of a small number of underperforming Chipotle restaurants, the replacement of certain kitchen equipment, and assets that were damaged by natural disasters occurring during the quarter.

Provision for Income Taxes

	Three months ended September 30,		%	Nine months ended September 30,
	2017	2016	increase	2017	2016	% increase
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$12.5	$2.6	382.2%	$81.8	$0.6	n/m*
Effective tax rate	39.0%	25.0%		38.2%	8.4%

*Not meaningful

 For the full year 2017, we estimate our effective tax rate will be approximately 39.1% compared to 40.8% for the full year 2016. The lower 2017 estimated annual effective tax rate is due to a decrease in the state tax rate. The effective tax rate for the nine months ended September 30, 2017, is lower than the estimated annual rate due to non-recurring adjustments related to state income taxes and excess tax deductions for stock compensation.  The adoption on January 1, 2017, of ASU 2016-09 will subject our tax rate to quarterly volatility from the effect of stock award exercises and vesting activities.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, working capital and general corporate needs. As of September 30, 2017, we had a cash and short-term investment balance of $548.4 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business (primarily through opening restaurants), to repurchase additional shares of our common stock subject to market conditions, to maintain our existing restaurants and for general corporate purposes. As of September 30, 2017, $95.4 million remained available under previously-announced repurchase authorizations. On October 24, 2017, we announced that our Board of Directors authorized the expenditure of an additional $100 million to repurchase shares of common stock.  Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2017, we had $475.4 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in other assets, and $66.8 million in accounts with an earnings credit we classify as interest income, which combined earned a weighted-average interest rate of 0.87%.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2017, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 8. “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”.

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

In April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and immediately began an investigation with the help of leading computer security firms.  We also self-reported the issue to payment card processors and law enforcement.  Our investigation detected malware designed to access payment card data from cards used at point-of-sale devices at most Chipotle restaurants, primarily in the period from March 24, 2017 through April 18, 2017.  We have removed the malware from our systems and continue to evaluate ways to enhance our security measures. However, we expect to be subject to payment card network assessments and may incur regulatory fines or penalties, for which our insurance coverage is limited, and as a result, we recorded a $30 million estimated liability. We may ultimately be subject to liabilities greater than or less than the amount accrued. See Note 8. “Commitments and Contingencies” within Item 1. “Financial Statements,” for further discussion of potential liabilities and pending litigation filed against us in connection with this incident.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2017.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July		111,385	$375.36	111,385	$156,117,762
	Purchased 7/1 through 7/31
August		156,772	$322.73	156,772	$105,521,981
	Purchased 8/1 through 8/31
September		32,405	$311.59	32,405	$95,424,817
	Purchased 9/1 through 9/30
Total		300,562	$341.03	300,562	$95,424,817

(1)	Shares were repurchased pursuant to repurchase programs announced on January 11, 2017 and May 23, 2017.
(2)

This column does not include an additional $100 million in authorized repurchases announced on October 24, 2017. Each repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

ITEM  3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM  6.EXHIBITS

EXHIBIT INDEX

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	October 6, 2016	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to the Condensed Consolidated Financial Statements	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: October 24, 2017