Form 10-K
period 2017-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2018-02-08
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐   No   ☒

As of June 30, 2017, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $7.075 billion, based on the closing price of the registrant’s common stock on such date, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of 5% or more of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 6, 2018, there were 27,930,272 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2018 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2017.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and that are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include, among others, forecasts of the number of restaurants we expect to open in 2018; statements regarding the effectiveness of our food safety systems and procedures; statements about the potential impact of catering and delivery offerings and technology initiatives; projections of comparable restaurant sales increases and sales trends we expect for 2018; forecasts of trends in general and administrative expenses, restaurant development costs, and other expenses for 2018; estimates of expected effective tax rates for the year; statements about possible repurchases of our common stock; projections of planned capital expenditures; and other statements of our expectations and plans. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to risks and uncertainties relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and uncertainties include those listed in Item 1A. “Risk Factors,” and elsewhere in this report.

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

ITEM  1.BUSINESS

General

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (“Chipotle”, “we”, “us”, or “our”) operates Chipotle Mexican Grill restaurants, which serve a focused menu of burritos, tacos, burrito bowls (a burrito without the tortilla) and salads, made using fresh ingredients.  As of December 31, 2017, we operated 2,363 Chipotle restaurants throughout the United States, as well as 37 international Chipotle restaurants, and we also had eight non-Chipotle restaurants. We focus on finding fresh, high-quality raw ingredients to make great tasting food prepared using classic cooking methods; on building strong restaurant teams that are centered on providing an excellent guest experience; on building restaurants that are operationally efficient and aesthetically pleasing; and on doing all of this with the highest regard for the safety of our customers and with a continuing awareness of and respect for the environment. We have grown substantially over the past five years, and expect to open between 130 and 150 new restaurants in 2018, representing a slight reduction in our rate of new openings as we focus our resources on improving our operations and delivering an outstanding experience to every one of our guests.

Throughout our history, we have pursued a mission to change the way people think about and eat fast food. The fast food landscape has changed dramatically over Chipotle’s 24-year history suggesting that we may have achieved this mission, with a number of concepts built using service and sourcing formats that closely resemble ours – with more selective sourcing, food prepared on-site, and a service model that allows customers to choose exactly what they eat. Looking at what we have accomplished, we have reenvisioned our purpose, and are working to Cultivate nourished communities where wholesome food is enjoyed every day. We are also aiming to simplify our business focus, to emphasize only those things that result in an excellent guest experience in our restaurants.

We transitioned the management of our restaurants from eleven to nine regions during the fourth quarter of 2017 and we aggregate our operations into one reportable segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2017, 2016, and 2015, and our total assets as of December 31, 2017 and 2016, is included in our consolidated financial statements and accompanying notes in Item 8. “Financial Statements and Supplementary Data.” Substantially all of our revenues are generated and assets are located in the U.S.  For a discussion of risks related to our international operations, see “Risks Related to Our Plans to Improve Our Sales and Profitability and Restore Our Economic Model – Our expansion into international markets has been limited, and may present increased risks due to lower customer awareness of our brand… ” in Item 1A. “Risk Factors.”

Our Focus on Safe and Delicious Food Made with Better Ingredients

Focused Menu. Chipotle restaurants feature only a few entrée items: burritos, burrito bowls, tacos and salads. But because customers can choose from four different meats, tofu, two types of beans, and a variety of extras such as salsas, guacamole, queso, shredded cheese, and lettuce, there is enough variety to extend our menu to provide thousands of choices.  In preparing our food, we employ classic cooking methods and use stoves and grills, pots and pans, cutting knives and other kitchen utensils, walk-in refrigerators stocked with a variety of fresh ingredients, herbs and spices, and dry goods such as rice. Our restaurants do not have microwaves or freezers. Ingredients we use include chicken, steak, carnitas (seasoned and braised pork), barbacoa (spicy braised and shredded beef), Sofritas (organic braised tofu) and vegetarian pinto and black beans. We add our rice, which is tossed with lime juice, freshly chopped cilantro, and a pinch of salt, as well as freshly shredded cheese, sour cream, lettuce, peppers and onions, to our entrees depending on each customer’s request. We use various herbs, spices and seasonings to prepare our meats and vegetables. We also serve tortilla chips seasoned with fresh lime juice and salt, with sides of guacamole, salsas, or queso. In addition to sodas, fruit and tea drinks, and organic milk, most of our restaurants also offer a selection of beer and margaritas. Our food is prepared from scratch, some in our restaurants and some with the same fresh ingredients in larger batches in commissaries.

Wholesome Food. Serving high quality food while still charging reasonable prices is critical to our purpose so that guests can enjoy wholesome food every day. We insist on preparing, cooking, and serving nutritious food made from natural ingredients and animals that are raised or grown with care and with respect for the environment. We spend time on farms and in the field to understand where our food comes from and how it is raised. Because our menu is so focused, we can concentrate on the sources of each ingredient, and this has become a cornerstone of our continuous effort to improve the food we serve. We're all about simple, fresh food without the use of artificial colors or flavors typically found in fast food—just genuine raw ingredients and their individual, delectable flavors.

In all of our Chipotle restaurants, we endeavor to serve only meats that were raised in accordance with criteria we have established in an effort to improve sustainability and promote animal welfare, and without the use of non-therapeutic antibiotics or added hormones. We brand these meats as “Responsibly Raised ®.”  One of our primary goals is for all of our restaurants to serve meats raised to meet our standards, but we have and will continue to face challenges in doing so.  For example, some of our restaurants periodically serve conventionally raised chicken or beef from time to time due to supply constraints for our Responsibly Raised brand meats. In the future, more of our restaurants may periodically serve conventionally raised meats or stop serving one or more menu items due to additional supply constraints. When we become aware that one or more of our restaurants will serve conventionally raised meat, we clearly and specifically disclose this temporary change on signage in each affected restaurant so that customers can avoid those meats if they choose to do so.

We also seek to use more responsibly grown produce, by which we mean produce grown by suppliers whose practices conform to our priorities with respect to environmental considerations and employee welfare. Most of the beans we serve are organically grown or grown using conservation tillage methods that improve soil conditions, reduce erosion, and help preserve the environment in which the beans are grown. A portion of some of the other produce items we serve is organically grown as well. Our commitment to better ingredients also extends to the dairy products we serve. In 2017, all of the sour cream and shredded cheese served in our U.S. Chipotle restaurants was made with milk that comes from cows not given rBGH (recombinant bovine growth hormone) and sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows.

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

Close Relationships with Suppliers. Maintaining the high levels of quality and safety we expect in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our 24 independently owned and operated regional distribution centers purchase from various suppliers we carefully select based on quality and the suppliers’ understanding of our mission.  We work closely with our suppliers and seek to develop mutually beneficial long-term relationships with them. We use a mix of forward, fixed and formula pricing protocols, and our distribution centers purchase within the pricing guidelines and protocols we have established with the suppliers. We’ve also tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility and supply shortages, and we follow industry news, trade tariffs and other issues, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices. Certain key ingredients (including beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas) are purchased from a small number of suppliers. For a discussion of risks related to our supply chain, see “Risks Related to Operating in the Restaurant Industry – Failure to receive frequent deliveries of higher-quality food ingredients and other supplies meeting our specifications could harm our operations” and “Risks Related to our Unique Business Strategy – Our Food With Integrity philosophy subjects us to risks” in Item 1A. “Risk Factors.”

Quality Assurance and Food Safety.    We are committed to serving safe, high quality food. Our Executive Director of Food Safety, a respected expert in the industry, oversees our food safety programs and practices, components of which include:

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

These and other food safety practices underscore our commitment to becoming a leader in food safety while we continue to serve high quality food that our customers love. Our Executive Director of Food Safety directs a quality assurance department that establishes and monitors our quality and food safety programs, and works closely with our suppliers to ensure our high standards are met throughout the supply chain. We maintain a limited list of approved suppliers, many of which are among the top suppliers in the industry. In addition, our training, operations, and risk management departments develop and implement operating standards for food quality, preparation, cleanliness, employee health protocols, and safety in the restaurants. Our food safety programs are also intended to ensure that we not only continue to comply with applicable federal, state and local food safety regulations, but establish Chipotle as an industry leader in food safety.

To be sure that our food safety programs continue to evolve in ways that will help maintain leadership in this important area, we have a Food Safety Advisory Council comprised of some of the nation’s foremost food safety authorities. The Food Safety Advisory Council is charged with evaluating our programs, both in practice and implementation, and advising us on ways to elevate our already high standards for food safety.

Delivering an Excellent Guest Experience

We believe there is nothing more important than treating our guests to an excellent experience every time they visit one of our restaurants, and expect that doing so will help us attract customers more frequently and engender greater customer loyalty. We have also renewed our commitment to focusing on our restaurant operations and training to elevate the experience we are providing, and ensuring greater consistency throughout all of our restaurants.  Creating an excellent guest experience starts with hiring great people, creating great teams, and training them on our high standards. We have re-tooled our restaurant compensation systems to place greater emphasis on the strength of operations and the guest experience, and revamped our training programs to better support these priorities.

Restaurant Team. Each restaurant typically has a general manager or Restaurateur (a high-performing general manager), an apprentice manager (in a majority of our restaurants), and we aim to have two or three hourly service managers, one or two hourly kitchen managers and an average of 22 full and part-time crew members, though our busier restaurants tend to have slightly more employees. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We also cross-train our people so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our people the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our general managers and crew members to welcome and interact with customers throughout the day. In addition to the employees serving our customers at each restaurant, we also have a field support system that includes field leaders and team directors, as well as executive team directors who report to our Chief Restaurant Officer.

Innovation. We are prioritizing the development of technological and other innovations, such as digital/mobile ordering platforms, and delivery and catering choices, that allow our guests to engage with us in whatever fashion is most convenient for them. By allowing our customers to order and receive their food in a variety of ways, we believe we can attract more customers and encourage customers to choose us more frequently. In order to successfully deliver a great experience for more customers, we are emphasizing the optimization of second make lines and expanding the ability to pay using Apple Pay or Android Pay. These initiatives allow us to fulfill catering or online orders without disrupting throughput on our main service line.  In fact, technological innovations can enhance the experience of other guests by helping to improve throughput for those who choose to dine in our restaurants.  Recent digital ordering innovations have allowed us to increase digital order volumes to the highest levels we’ve ever achieved, and we believe continued improvements in these areas will allow us to achieve even better results. Additionally, we have enhanced our data capabilities to allow us to better identify individual customers and their unique frequency patterns, and to target our marketing and promotional efforts at the individual level. We believe the advancements we have made in this area will help us as we continue to target lapsed customers, and seek to build frequency among newer customers.

Marketing

Our marketing program is divided into three categories: top-of-mind advertising, brand advertising and local marketing. Each of these serves a different purpose, but together they are intended to differentiate us from the competition. Top-of-mind advertising is intended to keep current and new customers coming into our restaurants; brand advertising is directed at existing customers and seeks to build deeper connections to our brand; and local advertising aims to help connect our restaurants to local communities and the customers who live there.

Our top-of-mind advertising has generally included print, outdoor, social, digital and radio advertising, but we have also incorporated some national television advertising. Beyond these traditional channels, we continue to pioneer new avenues of brand advertising aimed at making consumers more curious about some of the issues that are important to us, and explaining why and how we are working to drive positive change in the nation’s food supply. We also have a dedicated team of field marketing staff that helps connect our restaurants to local communities through fundraisers, sponsorships and participation in local events.

Alongside our restaurant teams, these efforts have helped us create considerable word-of-mouth publicity as our customers learn more about us and share with others. This approach allows us to build awareness and loyalty with relatively low advertising expenditures, even in a competitive category, and to differentiate Chipotle as a company that is committed to doing the right thing in every facet of our business.

For a discussion of risks related to our marketing, see “Risks Related to Our Plans to Improve Our Sales and Profitability and Restore Our Economic Model – Our marketing and advertising strategies may not be successful, or may pose risks that could adversely impact our business” in Item 1A. “Risk Factors.”

Competition

The fast-casual, quick-service, and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, brand reputation, and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally-owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out, online, catering, and delivery services. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally.  In recent years, competition has increased significantly from restaurant formats like ours that serve higher quality food, quickly and at a reasonable price.

Moreover, we may also compete with companies outside the fast-casual, quick-service, and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of major grocery store chains, including those targeted at customers who seek higher-quality food, as well as from convenience stores, cafeterias, and other dining outlets. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our restaurants.

We believe that this competition has made it more challenging to maintain or increase the frequency of customer visits, but continue to believe that we can differentiate ourselves with our purpose to cultivate nourished communities where wholesome food is enjoyed every day.  For more information, see “Risks Related to Operating in the Restaurant Industry—Competition could adversely affect us” in Item 1A. “Risk Factors.”  We also compete with other restaurants and retail establishments for site locations and restaurant employees.

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

For a discussion of risks related to our expansion into new real estate types, see “Risks Related to Our Plans to Improve Our Sales and Profitability and Restore Our Economic Model – Our new restaurants, once opened, may not be profitable, and may adversely impact the sales of our existing restaurants” in Item 1A. “Risk Factors.”

Other Restaurant Concepts

We believe that the fundamental principles on which our restaurants are based – finding better ingredients, preparing them using classic techniques in front of the customer, and serving them in an interactive format with great teams dedicated to providing an excellent dining experience – can be adapted to cuisines other than the food served at Chipotle. Over the previous six years, we’ve explored this idea by investing in innovative concepts such as Pizzeria Locale, a fast-casual pizza restaurant that now has seven restaurants in four states, and Tasty Made, a burger restaurant we opened in Lancaster, Ohio. We also previously operated ShopHouse Southeast Asian Kitchen restaurants, but closed all of the ShopHouse locations in early 2017.  In 2018, our focus will remain on thoughtfully growing the Chipotle brand.

Information Systems

We use a variety of applications and systems to securely manage the flow of information within each of our restaurants, and within our centralized corporate infrastructure. The services available within our systems and applications include restaurant operations, supply chain, inventory, scheduling, training, human capital management, financial tools, and data protection services. The restaurant structure is based primarily on a point-of-sale system that operates locally at the restaurant and is integrated with other functions necessary to restaurant operations. It records sales transactions, receives out of store orders, and authorizes, batches, and transmits credit card transactions. The system also allows employees to enter time clock information and to produce a variety of management reports. Select information that is captured from this system at each restaurant is collected in the central corporate infrastructure, which enables management to continually monitor operating results.  Our digital ordering system allows guests to place orders online or through our mobile app. Orders taken remotely are routed to the point-of-sales system based on the time of customer order pickup. We also continue to modernize and make investments in our information technology networks and infrastructure, specifically in our physical and technological security measures to anticipate cyber-attacks and prevent breaches, and to provide improved control, security and scalability. Enhancing the security of our financial data, customer information and other personal information remains a priority for us.

In April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and immediately began an investigation with the help of leading computer security firms. The investigation detected malware designed to access payment card data from cards used at the point-of-sale system at most of our restaurants. The malware searched for track data, which may include cardholder name, card number, expiration date, and internal verification codes; however, no other customer information was affected. We removed the malware from our systems and have been working to further enhance the security of our payment card network.

See “General Business Risks—We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information” in Item 1A. “Risk Factors,” as well as Note 10. “Commitments and Contingencies” in Item 8. “Financial Statements and Supplementary Data,” for further discussion of the payment card security incident in 2017, related legal proceedings, and other risks associated with our information systems.

Employees

As of December 31, 2017, we had about 68,890 employees, including about 5,020 salaried employees and about 63,870 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

Seasonality

Seasonal factors influencing our business are described under the heading “Quarterly Financial Data/Seasonality” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Intellectual Property and Trademarks

“Chipotle,” “Chipotle Mexican Grill,” “Food With Integrity,” “Responsibly Raised,” and a number of other marks and related designs and logos are U.S. registered trademarks of Chipotle. We have filed trademark applications for a number of additional marks in the U.S. as well. In addition to our U.S. registrations, we have registered trademarks for “Chipotle” and a number of other marks in Canada, the European Union and various other countries, and have filed trademark applications for “Chipotle Mexican Grill,” “Chipotle” and a number of other marks in additional countries. We also believe that the design of our restaurants is our proprietary trade dress and have registered elements of our restaurant design for trade dress protection in the U.S. as well.

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

The following risk factors could materially affect our business, financial condition and results of operations, and should be carefully considered in evaluating our business or making an investment decision involving our common stock. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may materially affect our business, financial condition and results of operations.

Risks Related to our Plans to Improve Our Sales and Profitability and Restore our Economic Model

Our average restaurant sales and profitability will continue to fall short of our past results unless we can significantly increase comparable restaurant sales, and there are material risks to our ability to do so.

In 2016 we experienced lower total company sales than the preceding year for the first time in our history as a public company, and our average restaurant volumes declined from $2.532 million as of September 30, 2015 to $1.940 million as of December 31, 2017.  To build our average restaurant sales we will need to increase comparable restaurant sales, which represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Changes in comparable restaurant sales are a critical factor affecting our profitability, because the profit margin on incremental comparable restaurant sales is generally higher due to the sales increases being applied against a partially fixed cost base. Conversely, declines in comparable restaurant sales, as we have seen in some periods over the past two years, have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases, while we continue to incur a certain level of fixed costs.

Our ability to increase comparable restaurant sales depends on many factors, including:

•

perceptions of the Chipotle brand and the safety and quality of our food, which may continue to be adversely impacted by actual or rumored food safety incidents or other adverse publicity, including as described below under “—We may continue to be negatively impacted by food safety incidents associated with our restaurants…”;

•

competition, especially from an increasing number of competitors in the fast casual segment of the restaurant industry and from other restaurant concepts whose strategies overlap with elements of our Food With Integrity philosophy, as well as from grocery stores, meal kit delivery services and other dining options;

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

•	weather, natural disasters and other factors limiting access to our restaurants; and
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

Increasing our sales and profits depends in part on our ability to open new restaurants in sites and on terms attractive to us, which is subject to many unpredictable factors, and we plan to open fewer restaurants in 2018 than we have in prior years, which will adversely impact our sales growth.

We had 2,408 restaurants in operation as of December 31, 2017, and we plan to increase the number of our restaurants significantly. In 2018 we plan to open between 130 and 150 new restaurants, significantly fewer than in prior years. We have in the past experienced delays in opening some restaurants and that could happen again as a result of any one or more of the following factors:

•	our potential inability to locate and secure new restaurant sites in locations that we believe to be attractive;
•	obstacles to hiring and training top performing employees in the local market;
•	difficulty managing construction and development costs of new restaurants, particularly in competitive markets or when real estate development activity is robust;
•	delay or cancellation of new site development by developers and landlords, which may become increasingly common during periods of economic uncertainty, tight credit, and/or rising interest rates;
•

difficulty ramping up the growth of our international business or new restaurant concepts, including for the reasons described below under “—Our expansion into international markets has been limited, and may present increased risks …” and “—Pizzeria Locale, Tasty Made and other new restaurant concepts may not contribute to our growth”;

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

One of our biggest challenges in opening new restaurants is staffing and training new restaurant teams. We seek to hire only top performing employees, train them extensively in order to ensure we provide an outstanding customer experience, and promote many general managers from our crew, all of which may make it more difficult for us to staff all the restaurants we intend to open. Constraints on our hiring new employees are described further below under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs…”

Another significant challenge is locating and securing an adequate supply of suitable new restaurant sites. Competition for restaurant sites in our target markets can be intense, and development and leasing costs are increasing, particularly for urban locations. These factors could negatively impact our ability to manage our occupancy costs, which may adversely impact our profitability.  In addition, any of these factors may be exacerbated by economic factors, which may result in developers and contractors seeing increased demand and therefore driving our construction and leasing costs up.

If we are unable to open the number of new restaurants we plan, or if we decide to continue opening fewer new restaurants than we have in past years or delay or forego a significant number of planned restaurant openings, including due to any of the reasons set forth above, this could materially and adversely affect our growth strategy and our expected results. Moreover, as we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will decline, making it increasingly difficult to achieve levels of sales and profitability growth that we achieved prior to 2016.  We expect this effect to be more pronounced through at least 2018, given our plan to decrease the number of new restaurants we open during the year as compared to years past.

Our progress in opening new restaurants from quarter to quarter may also occur at an uneven rate, which may result in quarterly sales and profit growth falling short of market expectations in some periods.

Our new restaurants, once opened, may not be profitable, and may adversely impact the sales of our existing restaurants.

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generate sales and income below the levels at which we expect them to normalize after the restaurant has built a customer base, and during which costs may be higher as we train new employees and adjust our food deliveries and preparation to sales volumes and peak-hour trends. If we are unable to build the customer base that we expect for new restaurant locations or overcome the higher fixed costs associated with new restaurant locations, new restaurants may not have results similar to those of our existing restaurants and may not be profitable.  Our new restaurant sales volumes since the fourth quarter of 2015 have also been negatively impacted by the food safety issues described elsewhere in this report and other adverse publicity, and as a result, the effect of new restaurants on our average restaurant sales over the past two years has been of greater magnitude than we have seen in the past.  This trend may continue into 2018 and beyond.

We have also opened restaurants in nearly all major metropolitan areas across the U.S. New restaurants opened in existing markets may adversely impact sales in previously-opened restaurants in the same market, as customers who frequent our established restaurants begin to visit a newly-opened restaurant instead. This impact could worsen as we open additional restaurants, and could make it more difficult for us to increase comparable restaurant sales and profitability. Existing restaurants could also make it more difficult to build the customer base for newly-opened restaurants in the same market, and could limit our growth potential if we determine that one or more of our nearby restaurants makes an otherwise viable new restaurant site unattractive to us.

In addition, in the event we are not able to contain increases in our average restaurant development costs, which could result from inflation, an increase in the proportion of higher cost locations, project mismanagement or other reasons, our new restaurant locations could also result in lower returns on our investment in new restaurants.

Finally, our new restaurant development activity has broadened recently to incorporate trade areas or types of restaurant sites in which we have little or no prior experience, including smaller or more economically mixed communities, highway sites, outlet centers, and restaurants in airports, food courts, or on military sites.  These types of sites may become more important to our restaurant growth strategy as we find fewer opportunities to open in traditional sites, given our past growth.  Many of these site types may involve additional costs that we do not incur in our more traditional restaurant sites, which will adversely impact the profitability of restaurants in these types of sites. The risks related to building a customer base and managing development and operating costs in some or all of these types of trade areas or restaurant sites may also be more significant than in our traditional sites, which could result in unexpected negative impacts on our new restaurant operating results.

We may continue to be negatively impacted by food safety incidents, and further instances of food-borne or localized illnesses associated with our restaurants would result in increased negative publicity and further adverse impacts on customer perceptions of our brand.

During late October and early November 2015, illnesses caused by E. coli bacteria were connected to a number of our restaurants, initially in Washington and Oregon, and subsequently to small numbers of our restaurants in as many as 12 other states. During the week of December 7, 2015, an unrelated incident involving norovirus was reported at a Chipotle restaurant in Brighton, Massachusetts, which worsened the adverse financial and operating impacts we experienced from the E. coli incident.  As a result of these incidents and related publicity, our sales and profitability were severely impacted throughout 2016.  In July 2017, cases of norovirus associated with a Chipotle restaurant in Sterling, Virginia had a further adverse impact on our sales, particularly throughout the mid-Atlantic and Northeast regions.  The significant amount of media coverage regarding these incidents, as well as the impact of social media (which was not in existence during many past food safety incidents involving other restaurant chains) in increasing the awareness of these incidents, may continue to negatively impact customer perceptions of our restaurants and brand, notwithstanding the high volume of food-borne illness cases from other sources across the country every day.  As a result our sales may not return to levels we were achieving prior to late 2015.

Because of customer perceptions in the wake of these food safety incidents, any future occurrence of food-borne illness associated with our restaurants—even incidents that may be considered minor at other restaurants—would likely have an even more significant negative impact on our sales and our ability to regain customers.  Although we have followed industry standard food safety protocols in the past, and over the past two years have enhanced our food safety procedures to ensure that our food is as safe as it can possibly be, we may still be at a higher risk for food-borne illness occurrences than some competitors due to our greater use of fresh, unprocessed produce and meats, our reliance on employees cooking with traditional methods rather than automation, and our avoiding frozen ingredients. Additionally, no food safety protocols can completely eliminate the risk of food-borne illness in any restaurant, including as a result of possible failures by suppliers or restaurant personnel to follow food safety policies and procedures.  As a result, our enhanced food safety protocols may not be successful in preventing illness incidents in the future.  The risk of illnesses associated with our food might also increase in connection with an expansion of our catering business or other situations in which our food is served in conditions we cannot control.  Furthermore, we have seen instances of unsubstantiated reports linking illnesses to Chipotle, and these reports have negatively impacted us.  Even if food-borne illnesses are attributed to us erroneously or arise from conditions outside of our control, the negative impact from any such illnesses is likely to be significant.  All of these factors could have a further impact on our ability to attract and retain customers.

Our marketing and advertising strategies may not be successful, or may pose risks that could adversely impact our business.

In 2017, we hired a new advertising agency and media buyer, introduced a new advertising campaign and media strategies, including television advertising, and introduced queso, our first significant new menu item in a number of years.  We will continue to invest in marketing and advertising strategies that we believe will attract customers or increase their connection with our brand. If these investments do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect. Additionally, if our marketing and advertising strategies are not successful, we may be forced to engage in additional promotional activities to attract and retain customers, including buy-one get-one offers and other offers for free or discounted food, and any such promotional activities could adversely impact our profitability.

We also plan to continue to emphasize strategies such as remote ordering, new catering options, and delivery in an effort to increase overall sales. These efforts may not increase our sales to the degree we expect, or at all. We may also seek to introduce new menu items that may not generate the sales we expect.  Catering and other out-of-restaurant sales options, or new menu items, may also introduce new operating procedures to our restaurants and we may not successfully execute these procedures, which could adversely impact the customer experience in our restaurants and thereby harm our sales and customer perceptions of our brand.

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

Our expansion into international markets has been limited, and may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors.

As of December 31, 2017, 37 of our restaurants were located outside of the U.S., with 24 in Canada, six in the United Kingdom, six in France and one in Frankfurt, Germany. Our focus for the present time remains on expanding in North America, which limits our near-term growth potential.

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

We may also find it more difficult in international markets to hire, train and keep top performing employees who can successfully deliver excellent customer experiences, and labor costs may be higher in international markets due to increased regulation, higher employment taxes or social benefit costs or local market conditions. In addition, restaurants outside the U.S. have had higher construction, occupancy and food costs than restaurants in existing markets, and we may have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Additional costs or difficulties from any of the foregoing factors may adversely impact the operating results of our international markets. Markets outside the U.S. may also have regulatory differences with the U.S. with which we are not familiar, or that subject us to significant additional expense or to which we are not able to successfully adapt, which may have a particularly adverse impact on our sales or profitability in those markets and could adversely impact our overall results. For example, a new privacy regulation in the European Union called the General Data Protection Regulation, or GDPR, is scheduled to become effective in May 2018 and requires companies to meet new requirements regarding the handling of personal data, and failure to meet GDPR requirements could result in penalties of up to 4% of our worldwide revenue. Our overall results may also be negatively affected by currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar.

Pizzeria Locale, Tasty Made and other new restaurant concepts may not contribute to our growth.

We believe that the fundamental principles on which our restaurants are based – finding better ingredients, preparing them using classic techniques in front of the customer, and serving them in an interactive format with great teams dedicated to providing an excellent dining experience – can be adapted to cuisines other than the food served at Chipotle. In order to see how our model works when we use different ingredients and a different style of food, we opened a number of ShopHouse Southeast Asian Kitchen restaurants beginning in 2011, and one Tasty Made burger restaurant in Ohio in 2016. We enlisted an equity partner to help us refine the Tasty Made brand in 2017.  We also have a majority ownership interest in a company operating seven fast casual Pizzeria Locale restaurants in Denver, Colorado, Kansas City, Missouri and Cincinnati, Ohio, and we plan to assist with the further expansion of Pizzeria Locale in the future. ShopHouse was not able to achieve a level of sales and profitability that made it attractive to us for future investment, and we recognized a $14.5 million non-cash impairment charge, representing substantially all of the value of long-lived assets of ShopHouse, during the year ended December 31, 2016, and closed all of the ShopHouse locations in the first half of 2017. Furthermore, Pizzeria Locale and Tasty Made are new brands and have lower brand awareness, lower sales and less operating experience than most Chipotle restaurants, and may also not achieve restaurant economics that make them attractive for further investment in the future.  These concepts also operate in markets in which there are numerous competitors, including a number of large and well-known brands, and a number of other companies or individuals in the restaurant industry have recently opened or invested in fast-casual pizza concepts or so-called “better burger” restaurants.

Notwithstanding our growth plans for Tasty Made, our investment in Pizzeria Locale, and exploration of other restaurant brand opportunities, our immediate focus will remain on thoughtfully growing the Chipotle brand. As a result, we do not expect Pizzeria Locale, Tasty Made or other concepts to contribute to our growth in a meaningful way for at least the next several years.  We may also determine not to move forward with any further expansion of Tasty Made or Pizzeria Locale. These decisions would each limit our overall growth potential over the long term as well. Additionally, the expansion of Tasty Made or Pizzeria Locale or investments in other restaurant concepts each might distract our management, which could have an adverse impact on our core Chipotle business.

Our failure to manage our restaurant growth effectively could harm our business and operating results.

As described elsewhere in this report, our plans call for a significant number of new restaurants. Our existing restaurant management systems, financial and management controls, information systems and personnel may be inadequate to support our expansion, and managing our growth effectively will require us to continue to enhance these systems, procedures and controls, as well as to hire, train and retain general managers, crew and corporate staff. We also are continuing to attempt to improve our field management in an effort to improve restaurant operations and develop additional top performing general managers more quickly. We may not respond quickly enough to the changing demands that our restaurant growth imposes on management, crew and existing infrastructure, and changes to our operating structure may result in increased costs or inefficiencies that we cannot currently anticipate. We have also historically placed a great deal of importance on restaurant cultures, which we believe needs to be redirected to focus more on effective training of our team to deliver excellent customer experiences. As we grow our number of restaurants, additional shifts in our cultural or operational focus may harm morale in our restaurants or prove distracting to our restaurant employees, which could adversely impact our business and operating results.

Risks Related to Operating in the Restaurant Industry

Competition could adversely affect us.

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, brand reputation, and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally-owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out, online, catering and delivery services. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. In recent years, competition has also increased significantly from restaurant formats like ours that serve higher quality food quickly and at a reasonable price.

Moreover, we may also compete with companies outside the fast casual and quick service and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at customers who want higher-quality food, as well as from convenience stores, cafeterias and other dining outlets. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our restaurants.  In addition, our strategy includes opening additional restaurants in existing markets, and as we do so sales may decline in our previously-opened restaurants as customers who frequent our established restaurants begin to visit a newly-opened restaurant instead.

We believe that competition from all of the foregoing has made it more challenging to maintain or increase the frequency of our customer visits, and that those competitive pressures will continue or increase in the future.

Many of our competitors have existed longer than we have and may have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. These and other competitors may attract customers with, among other things, a more diverse menu, lower operating costs and prices, better locations, better facilities, better management, more effective marketing and more efficient operations than we have.

Additionally, although we continue to believe that Chipotle can differentiate itself with our commitment to higher-quality and responsibly-sourced ingredients, competitors have increasingly made claims related to the quality of their ingredients, or distinctions between artificial and natural flavors, colors and preservatives.  The increasing use of these claims in the marketplace, even if the substantive basis for some of them may be questionable, may lessen our differentiation and make it more difficult for us to compete. Some of these competitors and other fast casual concepts have sought to duplicate various elements of our business operations, and more chains may copy us to varying degrees in the future.

Several of our competitors also compete by offering menu items that are specifically identified as low in carbohydrates, better for customers or otherwise targeted at particular consumer preferences. Many of our competitors in the fast-casual and quick-service segments of the restaurant industry also emphasize lower-cost, “value meal” menu options, a strategy we do not currently pursue. Our sales may be adversely affected by these and other competing products, or by price competition more generally.

Any of these competitive factors may adversely affect us and reduce our sales and profits.

Our business could be adversely affected by increased labor costs or difficulties in finding, training and retaining top performing employees.

Labor is a primary component of our operating costs, and we believe good managers and crew and outstanding training are key parts of our success. Increased labor costs due to factors such as competition for workers and labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or changes in our restaurant staffing structure have and may continue to adversely impact our operating costs. Many companies, both in the restaurant industry and in other industries with which we compete for employees, have implemented company-wide or targeted increases in starting wages or other enhancements to their compensation and benefit programs, and we may need to act similarly to continue to attract employees.  For instance, in 2018 we plan to increase benefits to salaried and hourly managers, including additional paid leave, short term disability coverage, and a one-time cash bonus to all restaurant employees, which will increase our labor costs.   These enhancements, and any further increases in labor costs associated with additional market pressures on wages or other factors, will adversely impact our operating results.

Moreover, if our managers do not schedule our restaurant crews efficiently, our restaurants may be overstaffed at some times, which adversely impacts our labor costs as a percentage of revenue, decreasing our operating margins.  Efficient staffing may continue to be a challenge in 2018 due to continued volatility and uncertainty in our sales trends.  Additional taxes or requirements to incur additional employee benefits expenses could also adversely impact our labor costs.  And during 2018, we expect to hire a greater proportion of our restaurant managers from outside our company than we have in the past.  These employees may be more expensive to hire and train than managers promoted from crew, and we may not successfully integrate them into our restaurant teams, which could adversely impact our operations.

In addition, our success in delivering excellent customer experiences depends substantially on the energy and skills of our employees and our ability to hire, train, motivate and keep qualified employees, especially general managers and crew members. Turnover among our restaurant crews and managers has been frequent, and we aim to reduce turnover in an effort to keep top performing employees and better realize our investment in training new employees. Failure to do so will adversely impact our operating results by increasing training costs and making it more difficult to deliver outstanding customer experiences. Our failure to find and keep enough high-caliber employees could also delay planned restaurant openings, which would slow our growth.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and cooking oils, has increased markedly in some years, resulting in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice. In 2017, a significant rise in avocado prices adversely impacted our food costs for most of the year, and there could be similar or greater pricing pressure on key ingredients in future periods.  Costs have also increased from the enhanced food safety procedures described elsewhere in this report. Additionally, a substantial volume of produce items are grown in Mexico and other countries, and some of our meats and restaurant supplies are sourced from outside the U.S. as well.  Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs that would adversely impact our financial results.

We could also be adversely impacted by price increases specific to meats raised in accordance with our sustainability and animal welfare criteria or other food items we buy as part of our Food With Integrity focus, the markets for which are generally smaller and more concentrated than the markets for food products that are conventionally raised and grown. Weather related issues, such as freezes or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price or availability of some of our ingredients. Any increase in the prices of the ingredients most critical to our menu, such as chicken, beef, cheese, avocados, beans, rice, tomatoes and pork, would have a particularly adverse effect on our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic and comparable restaurant sales, and could also have an adverse impact on our brand.

Food safety scares could adversely affect customer perceptions of, or the price or availability of, ingredients we use to prepare our food, which may adversely impact our sales.

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

Additionally, some of the enhanced food safety procedures we have introduced or may introduce in the future rely on increased use of centralized food preparation, additional in-restaurant preparation steps, or new ingredients, some or all of which may be inconsistent with previous customer perceptions of our restaurant operations.  To the extent customers perceive any of these developments as a move away from our Food With Integrity strategy and/or towards a more traditional fast food experience, our ability to win back customers may be adversely impacted and our sales may decline or recover more slowly than they otherwise would have.  Furthermore, even the most advanced food safety measures cannot eliminate all food safety risks from a restaurant environment.  For risks related to any future food safety incidents associated with our restaurants, see “Risks Related to our Plans to Improve Our Sales and Profitability and Restore our Economic Model – We may continue to be negatively impacted by food safety incidents, and further instances of food-borne or localized illnesses associated with our restaurants would result in increased negative publicity and further adverse impacts on customer perceptions of our brand.”

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

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our sales could be impacted by changes in consumer preferences in response to dietary concerns, including preferences regarding items such as calories, sodium, carbohydrates or fat. These changes could result in consumers avoiding our menu items in favor of other foods, and our focus on a limited menu could make the consequences of a change in consumer preferences more severe than our competitors may face. Some customers could also avoid freshly-prepared foods like those we serve, based on concerns regarding food safety.  This may be more likely to impact us as a result of the widely-publicized food safety incidents we experienced beginning in the fourth quarter of 2015.

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

Our success may depend on the continued service and availability of key personnel, and upcoming changes in our management team may not provide the benefits we expect.

Our Chairman and Chief Executive Officer Steve Ells founded our company, has been the principal architect of our business strategy, and has led our growth from a single restaurant in 1993 to over 2,400 restaurants today.  Jack Hartung, our Chief Financial Officer, has also served with us since early in our company’s history, and much of our growth has occurred under his direction as well. Additionally, Mark Crumpacker, our Chief Marketing and Strategy Officer, who has played a role in our marketing and branding efforts for many years and who has been an executive officer since joining us full time in January 2009, has been instrumental in formulating strategies to help us rebuild our business.  Curt Garner, who joined us as Chief Information Officer in November 2015, has had a key role in developing and executing our digital/mobile ordering platforms and strategy, and we believe these and other technology innovations will become increasingly important in helping us return to sales and profitability growth.  And Scott Boatwright, who joined us as Chief Restaurant Officer in May 2017, has led our recent efforts to improve the guest experience in our restaurants, which we also believe will be critical in attracting new and lapsed customers.

In December 2017, we announced that we have initiated a search for a new Chief Executive Officer, and that Mr. Ells will transition to the role of Executive Chairman of the Board upon the appointment of a new Chief Executive Officer.  It may be difficult to identify and attract a Chief Executive Officer candidate who meets our needs and is able to grasp and implement our unique strategic vision. In addition, we believe our current executive officers, each of whom is an at-will employee, are creating a business strategy and culture at our company that will position us for future success, and these features may be difficult to replicate under another management team. If a new Chief Executive Officer does not successfully continue our business strategy or implement new strategies to improve our business, or if the change in Chief Executive Officer or other factors result in other changes to our senior leadership team, our growth prospects or future operating results may be adversely impacted.  Additionally, if our company culture or operations were to deteriorate following our upcoming change in leadership, we may be adversely impacted as well.

Regulatory and Legal Risks

Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs.

Employment and Immigration Regulations

We are subject to various federal, state and local laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims for non-compliance. For example, a number of lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee classification, employee record-keeping and related practices with respect to our employees. We incur legal costs to defend, and we could suffer losses from, these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, changes to eligibility for overtime pay, paid sick leave and mandatory vacation accruals, and similar requirements and these changes could increase our labor costs. Changes in U.S. healthcare laws could also adversely impact us if they result in significant new welfare and benefit costs or increased compliance expenses.

We also are audited from time to time for compliance with work authorization requirements, and audit activity and federal criminal and civil investigations in this area are described in more detail above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding and retaining top performing employees,” as well as in Note 10. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized our business may be disrupted as we try to replace lost workers with additional qualified employees. On the other hand, in the event we wrongfully reject work authorization documents, or if our compliance procedures are found to have a disparate impact on a protected class such as a racial minority or based on the citizenship status of applicants, we could be found to be in violation of anti-discrimination laws. We could experience adverse publicity arising from enforcement activity related to work authorization compliance, anti-discrimination compliance, or both, that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Moreover, as described above under “Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs or difficulties in finding and retaining top performing employees,” the office of the U.S. Attorney for the District of Columbia and the U.S. Securities and Exchange Commission investigated us for possible criminal and civil securities law violations relating to our employee work authorization compliance and related disclosures and statements as well. Any potential future investigations in this area may be expensive and distracting, and could subject us to fines, reputational damage, and other liabilities that could be significant.

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

Nutrition and Food Regulation

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menu boards or make other nutritional information available, and nation-wide nutrition disclosure requirements included in the U.S. health care reform law are scheduled to go into effect on May 7, 2018. These nutrition disclosure requirements may increase our expenses or slow customers as they move through the line, decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales, and could subject us to liability if we make errors in calculating or disclosing the required information.

Privacy/Cybersecurity

We are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is evolving and increasingly demanding. Significant new privacy regulation in the European Union is further described above under “Risks Related to our Plans to Improve Our Sales and Profitability and Restore our Economic Model – Our expansion into international markets has been limited, and may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors.”   At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If our security and information systems or those of outsourced third party providers we use to store or process such information are compromised, or if we or such third parties otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees. Additional risks related to cybersecurity are described below under “General Business Risks-We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information.”

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

We are facing an ongoing government investigation into food safety incidents and related compliance measures, as described in Note 10. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”  We also have received numerous claims from customers who were or claim to have been impacted by food safety incidents associated with our restaurants, and a number of those claimants have filed lawsuits against us.  We are cooperating in the government investigation and with many of the customers impacted by these incidents, but will continue to incur significant legal and other costs in doing so. We have also been sued in a shareholder class action lawsuit in connection with the decline in our stock price in the wake of the food safety incidents, and defending this lawsuit will subject us to significant legal expense.  Additionally, the liabilities from customer claims and related litigation expenses may be greater than we anticipate due to the uncertainties inherent in litigation.  All of these costs, liabilities and expenses will negatively impact our operating results. Moreover, publicity regarding any legal proceedings related to food safety incidents may increase or prolong consumer awareness of the incidents or otherwise negatively impact perceptions of our brand, which may hamper our ability to regain lost sales or attract new customers to our restaurants.

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

We accept electronic payment cards for payment in our restaurants. During 2017 approximately 73% of our sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years.

In April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and immediately began an investigation with the help of leading computer security firms.  We also self-reported the issue to payment card processors and law enforcement.  Our investigation detected malware designed to access payment card data from cards used at point-of-sale devices at most Chipotle restaurants, primarily in the period from March 24, 2017 through April 18, 2017.  We have removed the malware from our systems and continue to work to enhance our security measures. However, we expect to be subject to payment card network assessments and may incur regulatory fines or penalties, for which our insurance coverage is limited, and as a result, we recorded a $30 million estimated liability. We may ultimately be subject to liabilities greater than or less than the amount accrued. See Note 10. “Commitments and Contingencies” included in Item 8. “Financial Statements and Supplementary Data,” for further discussion of potential liabilities and pending litigation filed against us in connection with this incident.

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

We also are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is increasingly demanding. For example, a new privacy regulation in the European Union called the General Data Protection Regulation, or GDPR, is scheduled to become effective in May 2018 and requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. We have seen an increase over the past several years in the frequency and sophistication of attempts to compromise the security of several of these systems. If the security and information systems that we or our outsourced third party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

If we experience a significant failure in or interruption of certain key information technology systems, our business could be adversely impacted.

We use a variety of applications and systems to securely manage the flow of information within each of our restaurants, and within our centralized corporate infrastructure. The services available within our systems and applications include restaurant operations, supply chain, inventory, scheduling, training, human capital management, financial tools, and data protection services. The restaurant structure is based primarily on a point-of-sale system that operates locally at the restaurant and is integrated with other functions necessary to restaurant operations. It records sales transactions, receives out of store orders, and authorizes, batches, and transmits credit card transactions. The system also allows employees to enter time clock information and to produce a variety of management reports. Select information that is captured from this system at each restaurant is collected in the central corporate infrastructure, which enables management to continually monitor operating results.  Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these and other systems, and our operations depend substantially on the availability of our point-of-sale system and related networks and applications.  These systems may be vulnerable to attacks or outages from security breaches, viruses and other disruptive problems, as well as from physical theft, fire, power loss, telecommunications failure or other catastrophic events. Any failure of these systems to operate effectively, whether from security breaches, maintenance problems, upgrades or transitions to new platforms, or other factors could result in interruptions to or delays in our restaurant or other operations, adversely impacting the restaurant experience for our guests or negatively impacting our ability to manage our business. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of any problems with our systems could result in significant, unplanned expenses.

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

The adverse impact of publicity on customers’ perception of us could have a further negative impact on our sales. If the impact of any such publicity is particularly long-lasting, the value of our brand may suffer and our ability to grow could be diminished. Additionally, negative publicity about our employment practices may affect our reputation among employees and potential employees, which could make it more difficult for us to attract and retain top performing employees. That could adversely impact the quality of the customer experience we can offer and our operations generally, and may increase our labor costs as well.

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, workers’ compensation, general liability, property damage and auto liability. We are self-insured for our employee health plans but have third party insurance coverage to limit exposure for both individual and aggregate claim costs. We are also responsible for losses up to a certain limit for workers’ compensation, general liability, property damage, employment practices liability and auto liability insurance.

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

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock price to fall. This risk may continue to be a greater concern during 2018, as analyst and investor expectations for improvements in our business results may be higher than the level of results we actually achieve.

Additionally, we believe the market price of our common stock, which has generally traded at a higher price-earnings ratio than stocks of most or all of our peer companies, has typically reflected high market expectations for our future operating results. The trading market for our common stock has been volatile at times as well, including during the recent past as a result of adverse publicity events. As a result, if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.

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

ITEM  1B.UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

As of December 31, 2017, there were 2,408 restaurants operated by Chipotle and our consolidated subsidiaries, 2,400 of which were Chipotle restaurants. The table below sets forth the locations (by state or country) of all restaurants in operation.

Alabama	14
Arizona	79
Arkansas	6
California	408
Colorado	76
Connecticut	24
Delaware	6
District of Columbia	20
Florida	149
Georgia	47
Idaho	8
Illinois	134
Indiana	36
Iowa	12
Kansas	26
Kentucky	18
Louisiana	10
Maine	5
Maryland	84
Massachusetts	53
Michigan	35
Minnesota	62
Missouri	38
Mississippi	1
Montana	3
Nebraska	9
Nevada	27
New Hampshire	7
New Jersey	57
New Mexico	7
New York	138
North Carolina	54
North Dakota	1
Ohio	174
Oklahoma	12
Oregon	30
Pennsylvania	82
Rhode Island	7
South Carolina	22
Tennessee	20
Texas	195
Utah	12
Vermont	1
Virginia	97
Washington	39
West Virginia	5
Wisconsin	19
Wyoming	2
Canada	24
France	6
Germany	1
United Kingdom	6
Total	2,408

We categorize our restaurants as end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing, or other. Of our restaurants in operation as of December 31, 2017, we had 1,523 end-cap locations, 391 free-standing units, 356 in-line locations, and 138 other locations. The average restaurant size is about 2,500 square feet and seats about 56 people. Many of our restaurants also feature outdoor patio space.

Our main office is located at 1401 Wynkoop Street, Suite 500, Denver, Colorado, 80202 and our telephone number is (303) 595-4000. We lease our main office and substantially all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Note 8. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

	High	Low
2016
First Quarter	$542.50	$399.14
Second Quarter	$473.17	$384.77
Third Quarter	$444.13	$386.10
Fourth Quarter	$440.00	$352.96

	High	Low
2017
First Quarter	$453.08	$372.87
Second Quarter	$499.00	$410.98
Third Quarter	$419.73	$295.11
Fourth Quarter	$333.33	$263.00

As of February 1, 2018, there were approximately 948 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2017.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October		81,953	$303.31	81,953	$170,567,974
	Purchased 10/1 through 10/31
November		91,427	$279.97	91,427	$144,971,147
	Purchased 11/1 through 11/30
December		86,775	$307.66	86,775	$118,274,235
	Purchased 12/1 through 12/31
Total		260,155	$296.56	260,155	$118,274,235

(1)Shares were repurchased pursuant to a $100 million repurchase program announced on May 23, 2017.

(2)This column includes $100 million in additional authorized repurchases announced on October 24, 2017.  Our authorized repurchase programs have no expiration date, but may be modified, suspended, or discontinued at any time.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2012 through December 31, 2017 to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2012. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.  SELECTED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data.” The data shown below are not necessarily indicative of results to be expected for any future period (dollar and share amounts in thousands, except per share data).

	Year ended December 31,
	2017	2016	2015	2014	2013
Statement of Income:
Revenue	$4,476,412	$3,904,384	$4,501,223	$4,108,269	$3,214,591
Food, beverage and packaging costs	1,535,428	1,365,580	1,503,835	1,420,994	1,073,514
Labor costs	1,205,992	1,105,001	1,045,726	904,407	739,800
Occupancy costs	327,132	293,636	262,412	230,868	199,107
Other operating costs	651,644	641,953	514,963	434,244	347,401
General and administrative expenses	296,388	276,240	250,214	273,897	203,733
Depreciation and amortization	163,348	146,368	130,368	110,474	96,054
Pre-opening costs	12,341	17,162	16,922	15,609	15,511
Loss on disposal of assets	13,345	23,877	13,194	6,976	6,751
Total operating expenses	4,205,618	3,869,817	3,737,634	3,397,469	2,681,871
Income from operations	270,794	34,567	763,589	710,800	532,720
Interest and other income, net	4,949	4,172	6,278	3,503	1,751
Income before income taxes	275,743	38,739	769,867	714,303	534,471
Provision for income taxes	(99,490)	(15,801)	(294,265)	(268,929)	(207,033)
Net income	$176,253	$22,938	$475,602	$445,374	$327,438
Earnings per share
Basic	$6.19	$0.78	$15.30	$14.35	$10.58
Diluted	$6.17	$0.77	$15.10	$14.13	$10.47
Weighted average common shares outstanding
Basic	28,491	29,265	31,092	31,038	30,957
Diluted	28,561	29,770	31,494	31,512	31,281

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total current assets	$629,535	$522,374	$814,647	$859,511	$653,095
Total assets	$2,045,692	$2,026,103	$2,725,066	$2,527,317	$1,996,068
Total current liabilities	$323,893	$281,793	$279,942	$245,710	$199,228
Total liabilities	$681,247	$623,610	$597,092	$514,948	$457,780
Total shareholders’ equity	$1,364,445	$1,402,493	$2,127,974	$2,012,369	$1,538,288

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

Overview

Steve Ells, our founder, Chairman and CEO, started Chipotle with the idea that food served fast did not have to be a typical fast food experience. Today, we continue to offer a focused menu of burritos, tacos, burrito bowls, and salads made from fresh, high-quality raw ingredients, prepared using classic cooking methods and served in an interactive style allowing people to get what they want. We seek out extraordinary ingredients that are not only fresh, but that are raised responsibly, with respect for the animals, land, and people who produce them. We prepare our food using real, wholesome ingredients and without the use of artificial colors or flavors typically found in fast food. Chipotle opened with a single restaurant in Denver in 1993 and as of December 31, 2017, we operated 2,408 restaurants.

Sales. Our sales and profitability improved during 2017 as compared to 2016. Comparable restaurant sales increased 6.4% as a result of an increase in the average check, including a 1.2% benefit from menu price increases implemented in about 500 restaurants during the second quarter of 2017 and 900 restaurants during the fourth quarter of 2017. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Average restaurant sales were $1.940 million as of December 31, 2017, increasing from $1.868 million as of December 31, 2016. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.  We expect comparable restaurant sales increases in the low single digits for the full year 2018, including the benefit from extending menu price increases to almost 950 additional restaurants in January 2018.  Sales growth from new restaurant openings, however, will be lower in 2018 than in the past due to our planned decrease in new restaurant openings during the year, as discussed below under “Restaurant Development.”

During 2017, we invested in improving our digital platforms, including significant improvements to our mobile application and online ordering platform, and equipping select restaurants with an upgraded second make line dedicated to fulfilling out-of-restaurant orders. Sales from out-of-restaurant orders represented 8.3% of our revenue during the year ended December 31, 2017, up from 6.4% of revenue during the year ended December 31, 2016. Additionally, in September 2017 we introduced an all-natural queso, which was ordered in approximately 10% of our transactions in January 2018.

Restaurant Operating Costs. During the full year 2017, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percent of revenue decreased 4.1% compared to the full year 2016. The decrease was attributable to sales leverage, including the benefit of the menu price increases, lower marketing and promotional spend as a percent of revenue, and labor efficiencies, partially offset by higher wages paid to crew and managers.

Restaurant Development. As of December 31, 2017, we had 2,408 restaurants in operation, including 2,363 Chipotle restaurants throughout the United States, with an additional 37 international Chipotle restaurants and eight non-Chipotle restaurants that were consolidated into our financial results.  We opened 183 restaurants in 2017, including two relocations, and closed 23 additional restaurants (including 15 ShopHouse Southeast Asian Kitchen restaurants). We intend to open between 130 and 150 restaurants for the full year 2018, as we focus our resources on improving our operations and delivering an outstanding experience to every one of our guests. Most of our 2018 restaurant openings are planned in markets that already have a Chipotle presence established.

Tax Law Changes.  In December 2017, the Tax Cuts and Jobs Act was signed into law, and among other changes, the Act lowered the U.S. corporate income tax rate from 35% to 21% beginning in 2018.  As a result, we recognized a $6.0 million benefit in our provision for income taxes related to the remeasurement of our deferred tax position at the lower rate.

We expect our 2018 annual effective tax rate to be in the range of 30% to 31%, which includes an underlying effective tax rate of 27% to 28%, and around 3% to 4% related to stock awards. As discussed in Note 1. “Description of Business and Summary of Significant Accounting Policies” included in Item 8. “Financial Statements and Supplementary Data,” the adoption of ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718)” will subject our tax rate to quarterly volatility from the effect of stock award exercise and vesting activities. Additionally, we have deferred tax assets related to outstanding non-vested stock awards that contain market conditions. If market conditions are not achieved, then we may not realize the benefit of these deferred tax assets, which would result in a higher effective tax rate in future periods.  We believe the stock awards granted in 2015 and 2016 that contain market conditions will increase our tax rate in the first and fourth quarters of 2018, respectively.

During 2018, we expect to use a portion of the savings from the lower federal corporate income tax rate to provide enhanced benefits to our employees, including by making all restaurant managers and crew eligible for a one-time cash bonus, awarding one-time stock bonuses to a broad group of staff employees, and enhancing a number of other benefits such as parental leave and short-term disability.  Additionally, we will use a portion of the savings by investing in our existing restaurants.  We expect these initiatives to increase labor, other operating, and general and administrative expenses, and to result in higher capital expenditures than we have typically incurred.

Management and Governance. During the second quarter of 2017, we announced that we hired Scott Boatwright as Chief Restaurant Officer, and Scott has assumed oversight of operations for all North American Chipotle restaurants. In the fourth quarter of 2017, we announced that Steve Ells, our Chairman and CEO, will become Executive Chairman following the completion of a search to identify a new CEO.  For risks associated with our planned installation of a new CEO, see “Risks Related to our Unique Business Strategy – Our success may depend on the continued service and availability of key personnel, and upcoming changes in our management team may not provide the benefits we expect” in Item 1A. “Risk Factors.”

Data Security Incident.  In April 2017, we detected malware on the network that supports payment processing for our restaurants, and subsequently determined that the malware searched for track data, which may include cardholder name, card number, expiration date, and internal verification codes. We removed the malware from our systems and continue to evaluate ways to enhance our security measures. See “General Business Risks—We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information” in Item 1A. “Risk Factors,” as well as Note 10. “Commitments and Contingencies” in Item 8. “Financial Statements and Supplementary Data,” for further discussion of the payment card security incident and related legal proceedings.

During the year ended December 31, 2017, we recorded a liability of $30.0 million ($18.2 million after tax), or $0.64 per basic and diluted earnings per share, as an estimate of potential losses associated with anticipated claims and assessments by payment card networks.  We may ultimately be subject to liabilities greater or less than the amount accrued.

 Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for the years indicated.

	Year ended December 31,
	2017	2016	2015
Beginning of period	2,250	2,010	1,783
Openings	183	243	229
Relocations/closures	(10)	(3)	(2)
ShopHouse closures	(15)	-
Total restaurants at end of period	2,408	2,250	2,010

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As we open more restaurants and hire more employees, our aggregate restaurant operating costs and depreciation and amortization generally increase.

Revenue

	Year ended December 31,			% increase	% increase/ (decrease)
	2017	2016	2015	2017 over 2016	2016 over 2015
	(dollars in millions)
Revenue	$4,476.4	$3,904.4	$4,501.2	14.7%	(13.3%)
Average restaurant sales	$1.940	$1.868	$2.424	3.9%	(22.9%)
Comparable restaurant sales increases (decreases)	6.4%	(20.4%)	0.2%
Number of restaurants as of the end of the year	2,408	2,250	2,010	7.0%	11.9%
Number of restaurants opened in the year	183	243	229

The significant factors contributing to the increase in revenue in 2017 were new restaurant openings and comparable restaurant sales increases. Revenue from restaurants not yet in the comparable restaurant base contributed $338.8 million to the revenue increase, of which $149.1 million was attributable to restaurants opened in 2017, and comparable restaurant sales increased $233.2 million. The increase in comparable restaurant sales was attributable to an increase in average check, including a 1.2% benefit from menu price increases.

In 2016,  the decrease in revenue was attributable to a decline in comparable restaurant sales, which we attribute primarily to the impact of food safety incidents beginning in late 2015, partially offset by new restaurant openings. Comparable restaurant sales decreased $914.7 million while revenue from restaurants not yet in the comparable restaurant base contributed $323.9 million, of which $156.2 million was attributable to restaurants opened in 2016.

Food, Beverage and Packaging Costs

	Year ended December 31,			% increase	% decrease
	2017	2016	2015	2017 over 2016	2016 over 2015
	(dollars in millions)
Food, beverage and packaging	$1,535.4	$1,365.6	$1,503.8	12.4%	(9.2%)
As a percentage of revenue	34.3%	35.0%	33.4%

Food, beverage and packaging costs decreased as a percentage of revenue in 2017 primarily due to the benefit of the menu price increases taken in select restaurants during the second and fourth quarters of 2017. Food, beverage and packaging costs also benefitted from bringing the preparation of lettuce and bell peppers back into our restaurants after using pre-cut produce during portions of 2016, and cost savings initiatives resulting in lower prices and usage of paper and packaging products. These decreases were partially offset by higher avocado prices. We expect food, beverage and packaging costs as a percentage of revenue in 2018 to be lower than 2017 due to the benefit of menu price increases, and our expectations for stable commodity prices.

Food, beverage and packaging costs increased as a percentage of revenue in 2016 primarily due to increased waste and costs related to new food safety procedures as well as higher avocado prices, partially offset by relief in beef prices.  In dollar terms, food, beverage and packaging costs decreased in 2016 due to lower sales.

Labor Costs

	Year ended December 31,			% increase	% increase
	2017	2016	2015	2017 over 2016	2016 over 2015
	(dollars in millions)
Labor costs	$1,206.0	$1,105.0	$1,045.7	9.1%	5.7%
As a percentage of revenue	26.9%	28.3%	23.2%

Labor costs as a percentage of revenue decreased during the year ended December 31, 2017 due primarily to increased crew efficiency, including the benefit of lower promotional activity during the year, improved manager deployment, and sales leverage, including the impact of menu price increases.  The decrease was partially offset by wage inflation.   We expect labor costs as a percentage of revenue to be higher in 2018 than 2017 due to labor inflation and the enhanced benefits described above under “Overview – Tax Law Changes.”

Labor costs as a percentage of revenue increased in 2016 due primarily to sales deleveraging and wage inflation, partially offset by labor efficiencies resulting from fewer managers and crew in each of our restaurants.  Labor costs increased in dollar terms for the year ended December 31, 2016 due to staffing needs for new restaurants.

Occupancy Costs

	Year ended December 31,			% increase	% increase
	2017	2016	2015	2017 over 2016	2016 over 2015
	(dollars in millions)
Occupancy costs	$327.1	$293.6	$262.4	11.4%	11.9%
As a percentage of revenue	7.3%	7.5%	5.8%

Occupancy costs as a percentage of revenue decreased in 2017 primarily due to sales leverage on a largely fixed-cost base.

Occupancy costs as a percentage of revenue increased in 2016 primarily due to lower average restaurant sales on a largely fixed-cost base. Occupancy costs increased in dollar terms for the year ended December  31, 2016, primarily due to costs associated with new restaurants.

Other Operating Costs

	Year ended December 31,			% increase	% increase
	2017	2016	2015	2017 over 2016	2016 over 2015
	(dollars in millions)
Other operating costs	$651.6	$642.0	$515.0	1.5%	24.7%
As a percentage of revenue	14.6%	16.4%	11.4%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs decreased as a percentage of revenue in 2017 due primarily to decreased marketing and promotional spend, sales leverage including the benefit of menu price increases, and decreased kitchen supplies expense. Marketing and promotional spend decreased to 3.5% of revenue in 2017, as compared to 5.1% of revenue in 2016.  We expect other operating costs as a percentage of revenue in 2018 to remain consistent with 2017 as planned lower marketing and promotional spend is offset by expected higher maintenance costs from investments in our existing restaurants.

Other operating costs increased as a percentage of revenue in 2016 due primarily to higher marketing and promotional expense as well as sales deleveraging. We increased our marketing and promotional spend in an effort to regain customers, which contributed $98.2 million to the increase.

General and Administrative Expenses

	Year ended December 31,			% increase	% increase
	2017	2016	2015	2017 over 2016	2016 over 2015
	(dollars in millions)
General and administrative expense	$296.4	$276.2	$250.2	7.3%	10.4%
As a percentage of revenue	6.6%	7.1%	5.6%

General and administrative expenses increased in dollar terms in 2017, due to recording a liability of $30.0 million as an estimate of potential losses associated with anticipated claims and assessments by payment card networks for the data security incident that occurred in 2017. Increased bonus costs and higher non-cash stock-based compensation expense also contributed to the increase. The increase was partially offset by lower legal costs, and decreased meeting costs because of the biennial All Managers Conference held in September 2016. The increase in stock-based compensation expense during 2017 was primarily a result of a cumulative reduction of expense in 2016 for performance share awards that were no longer expected to vest.  We expect that general and administrative expenses will increase in dollar terms in 2018 due to increased wages and benefits, the biennial All Managers’ Conference planned for the third quarter of 2018, and an increase in stock-based compensation expense.

The increase in general and administrative expenses in dollar terms for 2016 primarily resulted from increased legal expense, higher payroll costs as we grew, and expenses associated with our biennial All Managers’ Conference held during 2016, partially offset by lower bonus expense and travel costs.

Depreciation and Amortization

	Year ended December 31,			% increase	% increase
	2017	2016	2015	2017 over 2016	2016 over 2015
	(dollars in millions)
Depreciation and amortization	$163.3	$146.4	$130.4	11.6%	12.3%
As a percentage of revenue	3.6%	3.7%	2.9%

Depreciation and amortization decreased as a percentage of revenue in 2017 due to sales leverage on a partially fixed-cost base.

Depreciation and amortization increased as a percentage of revenue in 2016 due to sales deleveraging.    The increase in dollar terms was due primarily to depreciation and amortization costs associated with new restaurants.

Loss on Disposal and Impairment of Assets

	Year ended December 31,			% decrease	% increase
	2017	2016	2015	2017 over 2016	2016 over 2015
	(dollars in millions)
Loss on disposal and impairment of assets	$13.3	$23.9	$13.2	(44.1%)	81.0%
As a percentage of revenue	0.3%	0.6%	0.3%

Loss on disposal and impairment of assets during the year ended December 31, 2017 consisted primarily of charges related to the closure of underperforming Chipotle restaurants and the replacement of certain kitchen equipment.

Loss on disposal and impairment of assets increased in 2016 primarily due to a non-cash impairment charge of $14.5 million to write-down substantially all of the value of the long-lived assets of our 15 ShopHouse restaurants.

Income Tax Provision

	Year ended December 31,			% increase	% decrease
	2017	2016	2015	2017 over 2016	2016 over 2015
	(dollars in millions)
Provision for income taxes	$99.5	$15.8	$294.3	529.6%	(94.6%)
Effective tax rate	36.1%	40.8%	38.2%

The 2017 annual effective tax rate was lower than the 2016 rate due to the enactment of the Tax Cuts and Jobs Act, resulting in our recording a benefit for the remeasurement of our deferred tax liability, as well as from a lower state tax rate. The decrease in our effective tax rate was partially offset by federal credits on overall higher pre-tax operating income.

The 2016 effective tax rate was higher than 2015 due to a higher state tax rate, not qualifying for the federal research and development tax credit in 2016 whereas we did qualify for the credit in 2015, and other federal credits on overall lower pre-tax operating income.

Quarterly Financial Data/Seasonality

The following table presents data from the consolidated statement of income for each of the eight quarters in the period ended December 31, 2017. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2017 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$1,068.8	$1,169.4	$1,128.1	$1,110.1
Operating income	$73.2	$106.7	$30.9	$60.0
Net income	$46.1	$66.7	$19.6	$43.8
Number of restaurants opened in the quarter, net of relocations/closures	41	48	35	34
Comparable restaurant sales increase	17.8%	8.1%	1.0%	0.9%

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$834.5	$998.4	$1,037.0	$1,034.6
Operating income (loss)	$(46.6)	$40.9	$9.7	$30.6
Net income (loss)	$(26.4)	$25.6	$7.8	$16.0
Number of restaurants opened in the quarter, net of relocations/closures	56	58	54	72
Comparable restaurant sales increase (decrease)	(29.7%)	(23.6%)	(21.9%)	(4.8%)

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically our average daily restaurant sales are lower, and net income has generally been lower, in the first and fourth quarters due in part to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as unexpected publicity impacting our business in a positive or negative way, as well as fluctuations in food or packaging costs or the timing of menu price increases. The number of trading days in a quarter can also affect our results, although on an overall annual basis, changes in trading days do not have a significant impact.

Our quarterly results are also affected by other factors such as the number of new restaurants opened in a quarter, the amount and timing of non-cash stock-based compensation expense, and anticipated and unanticipated events. New restaurants typically have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital, and general corporate needs.  As of December 31, 2017, we had a cash and short-term investment balance of $509.0 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to invest in, maintain and refurbish our existing restaurants, to repurchase additional shares of our common stock subject to market conditions, and for general corporate purposes. As of December 31, 2017, there was $118.3 million remaining available under repurchase authorizations previously approved by our Board of Directors. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Our total capital expenditures for 2017 were $216.8 million. In 2017, we spent on average about $835,000 in development and construction costs per new restaurant, or about $735,000 net of landlord reimbursements of $100,000.  In 2018, we expect to incur about $300 million in total capital expenditures.  We expect the majority of our capital expenditures to consist of investments in existing restaurants, including remodeling and similar improvements, and upgrading our second make lines and other restaurant equipment.  We also expect about $120 million in capital expenditures related to our construction of new restaurants, before any reductions for landlord reimbursements.  For new restaurants to be opened in 2018, we anticipate average development costs will increase due to initiatives planned in most of our new restaurants such as the addition of the upgraded second make line.  Finally, we expect a portion of our capital expenditures for the year to be incurred for additional corporate initiatives.

Contractual Obligations

Our contractual obligations as of December 31, 2017 were as follows:

	Payments Due by Fiscal Year
	Total	2018	2019-2020	2021-2022	Thereafter
	(in thousands)
Operating leases(1)	$3,906,253	$281,461	$569,198	$558,431	$2,497,163
Purchase obligations(2)	$929,242	$409,568	$323,906	$177,408	$18,360
Deemed landlord financing(1)	$3,472	$423	$855	$908	$1,286
Total	$4,838,967	$691,452	$893,959	$736,747	$2,516,809

(1)	See Note 8. “Leases” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
(2)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. We have excluded agreements that are cancelable without penalty. The majority of our purchase obligations relate to amounts owed for chicken, produce, and other ingredients and supplies, construction contractor agreements, orders submitted for equipment for restaurants under construction and planned remodels, and marketing initiatives and corporate sponsorships.

The above table does not include income tax liabilities for uncertain tax positions for which we are not able to make a reasonably reliable estimate of the amount and period of related future payments. Additionally, we have excluded our estimated loss contingencies related to the data security incident described elsewhere, due to uncertainty regarding the timing and amount of payment. See Note 10. “Commitments and Contingencies” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements or obligations.

Inflation

The primary areas of our operations affected by inflation are food, labor, healthcare costs, fuel, utility costs, and materials used in the construction of our restaurants. Although a significant majority of our crew members make more than the federal and applicable state and local minimum wage, increases in the applicable federal or state minimum wage may have an impact on our labor costs by causing wage inflation above the minimum wage level. Additionally, many of our leases require us to pay property taxes, maintenance, and utilities, all of which are generally subject to inflationary increases. In the past we have largely been able to offset inflationary increases with menu price increases. There have been, and there may be in the future, delays in implementing such menu price increases. If we do raise menu prices in the future, general competitive pressures may limit our ability to completely recover cost increases attributable to inflation.

Critical Accounting Estimates

We describe our significant accounting policies in Note 1. “Description of Business and Summary of Significant Accounting Policies” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We believe that of our critical accounting estimates, the following involve a higher degree of judgement and subjectivity.

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

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock-only stock appreciation rights, or SOSARs, and we use the Monte Carlo simulation model to determine the fair value of stock awards that contain market conditions. Both of these models require assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility assumption was based on our historical data and implied volatility, and the expected life assumptions were based on our historical data. Similarly, the compensation expense of performance share awards, and SOSARs with performance-based vesting conditions, is based in part on the estimated probability of our achieving levels of performance associated with particular levels of payout for performance shares and with vesting for performance SOSARs. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, and different assumptions may have resulted in different conclusions regarding the probability of our achieving future levels of performance relevant to the payout levels for the awards. Had we arrived at different assumptions of stock price volatility or expected lives of our SOSARs, or different assumptions regarding the probability of our achieving future levels of performance with respect to performance share awards and performance SOSARs, our stock-based compensation expense and results of operations could have been different.  Certain awards that contain service, performance and market conditions have vesting criteria based on Chipotle’s relative performance versus a restaurant industry peer group in annual average revenue growth, net income growth, and total shareholder return. Our estimates of Chipotle’s future performance and the future performance of the restaurant industry peer group are assumptions that involve a high degree of subjectivity. If we had arrived at different assumptions for revenue growth or net income for Chipotle or the peer group, our stock-based compensation expense and results of operations could have been different.

Insurance Liability

We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health, property and auto damage, but have third party insurance coverage to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is relatively short and our significant growth during most of our operating history could affect the accuracy of estimates based on historical experience. If a greater amount of claims occurs compared to what we have estimated, or if medical costs increase beyond what we expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Actual claims experience could also be more favorable than estimated, which would result in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs. The total estimated insurance liabilities as of December 31, 2017 were $52.0 million.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. These actions are subject to many uncertainties, and we cannot predict the outcomes with any degree of certainty. Consequently, we were unable to estimate the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2017. Although we have recorded liabilities related to a number of legal actions, our estimates used to determine the amount of these liabilities may not be accurate, and there are other legal actions for which we have not recorded a liability.  As a result, in the event legal actions for which we have not accrued a liability or for which our accrued liabilities are not accurate are resolved, such resolution may affect our operating results and cash flows.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices, and range forward protocols under which we agree on a price range for the duration of that protocol. However, a majority of the dollar value of our purchases is effectively at spot prices. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of the particular ingredient. In several cases, we have minimum purchase obligations. We’ve tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance.

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2017, we had $362.1 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in other assets, and $129.3 million in accounts with an earnings credit we classify as interest income, which combined earned a weighted average interest rate of 0.97%.

Foreign Currency Exchange Risk

A portion of our operations consist of activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. However, a substantial majority of our operations and investment activities are transacted in the U.S., and therefore our foreign currency risk is not material at this date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Chipotle Mexican Grill, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Chipotle Mexican Grill, Inc. (the Company), as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Stated) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Denver, Colorado

February 8, 2018

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$184,569	$87,880
Accounts receivable, net of allowance for doubtful accounts of $0 and $259 as of December 31, 2017 and 2016, respectively	40,453	40,451
Inventory	19,860	15,019
Prepaid expenses and other current assets	50,918	44,080
Income tax receivable	9,353	5,108
Investments	324,382	329,836
Total current assets	629,535	522,374
Leasehold improvements, property and equipment, net	1,338,366	1,303,558
Long term investments	-	125,055
Other assets	55,852	53,177
Goodwill	21,939	21,939
Total assets	$2,045,692	$2,026,103
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$82,028	$78,363
Accrued payroll and benefits	82,541	76,301
Accrued liabilities	159,324	127,129
Total current liabilities	323,893	281,793
Deferred rent	316,498	288,927
Deferred income tax liability	814	18,944
Other liabilities	40,042	33,946
Total liabilities	681,247	623,610
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2017 and 2016, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, and 35,852 and 35,833 shares issued as of December 31, 2017 and 2016, respectively	359	358
Additional paid-in capital	1,305,090	1,238,875
Treasury stock, at cost, 7,826 and 7,019 common shares at December 31, 2017 and 2016, respectively	(2,334,409)	(2,049,389)
Accumulated other comprehensive income (loss)	(3,659)	(8,162)
Retained earnings	2,397,064	2,220,811
Total shareholders' equity	1,364,445	1,402,493
Total liabilities and shareholders' equity	$2,045,692	$2,026,103

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenue	$4,476,412	$3,904,384	$4,501,223
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	1,535,428	1,365,580	1,503,835
Labor	1,205,992	1,105,001	1,045,726
Occupancy	327,132	293,636	262,412
Other operating costs	651,644	641,953	514,963
General and administrative expenses	296,388	276,240	250,214
Depreciation and amortization	163,348	146,368	130,368
Pre-opening costs	12,341	17,162	16,922
Loss on disposal and impairment of assets	13,345	23,877	13,194
Total operating expenses	4,205,618	3,869,817	3,737,634
Income from operations	270,794	34,567	763,589
Interest and other income, net	4,949	4,172	6,278
Income before income taxes	275,743	38,739	769,867
Provision for income taxes	(99,490)	(15,801)	(294,265)
Net income	$176,253	$22,938	$475,602
Earnings per share:
Basic	$6.19	$0.78	$15.30
Diluted	$6.17	$0.77	$15.10
Weighted average common shares outstanding:
Basic	28,491	29,265	31,092
Diluted	28,561	29,770	31,494

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2017	2016	2015
Net income	$176,253	$22,938	$475,602
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	4,689	(1,291)	(6,322)
Unrealized gain (loss) on available-for-sale securities	(274)	2,251	(2,468)
Tax benefit (expense)	88	(849)	946
Other comprehensive income (loss), net of income taxes	4,503	111	(7,844)
Comprehensive income	$180,756	$23,049	$467,758

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2014	35,394	$354	$1,038,932	4,367	$(748,759)	$1,722,271	$-	$(429)	$2,012,369
Stock-based compensation			59,465						59,465
Stock plan transactions and other	396	4	(211)						(207)
Excess tax benefit on stock-based compensation			74,442						74,442
Acquisition of treasury stock				839	(485,853)				(485,853)
Net income						475,602			475,602
Other comprehensive income (loss), net of income tax							(1,522)	(6,322)	(7,844)
Balance, December 31, 2015	35,790	$358	$1,172,628	5,206	$(1,234,612)	$2,197,873	$(1,522)	$(6,751)	$2,127,974
Stock-based compensation			65,112						65,112
Stock plan transactions and other	43	-	(185)						(185)
Excess tax benefit on stock-based compensation			1,320						1,320
Acquisition of treasury stock				1,813	(814,777)				(814,777)
Net income						22,938			22,938
Other comprehensive income (loss), net of income tax							1,402	(1,291)	111
Balance, December 31, 2016	35,833	$358	$1,238,875	7,019	$(2,049,389)	$2,220,811	$(120)	$(8,042)	$1,402,493
Stock-based compensation			66,396						66,396
Stock plan transactions and other	19	1	(181)						(180)
Acquisition of treasury stock				807	(285,020)				(285,020)
Net income						176,253			176,253
Other comprehensive income (loss), net of income tax							(186)	4,689	4,503
Balance, December 31, 2017	35,852	$359	$1,305,090	7,826	$(2,334,409)	$2,397,064	$(306)	$(3,353)	$1,364,445

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
Operating activities
Net income	$176,253	$22,938	$475,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,348	146,368	130,368
Deferred income tax (benefit) provision	(18,026)	(14,207)	11,666
Loss on disposal and impairment of assets	13,345	23,877	13,194
Bad debt allowance	214	(262)	(23)
Stock-based compensation expense	65,255	64,166	57,911
Excess tax benefit on stock-based compensation	-	(1,320)	(74,442)
Other	(218)	(604)	582
Changes in operating assets and liabilities:
Accounts receivable	(140)	(1,923)	(3,504)
Inventory	(5,250)	(91)	262
Prepaid expenses and other current assets	(6,710)	(4,259)	(5,259)
Other assets	(2,587)	(4,855)	(5,619)
Accounts payable	10,908	(6,734)	19,525
Accrued liabilities	38,574	33,491	(7,440)
Income tax payable/receivable	(4,173)	54,340	32,756
Deferred rent	29,996	37,030	32,911
Other long-term liabilities	6,316	1,287	4,826
Net cash provided by operating activities	467,105	349,242	683,316
Investing activities
Purchases of leasehold improvements, property and equipment	(216,777)	(258,842)	(257,418)
Purchases of investments	(199,801)	-	(559,372)
Maturities of investments	330,000	45,000	352,650
Proceeds from sale of investments	-	540,648	-
Net cash provided by (used in) investing activities	(86,578)	326,806	(464,140)
Financing activities
Acquisition of treasury stock	(285,920)	(837,655)	(460,675)
Excess tax benefit on stock-based compensation	-	1,320	74,442
Stock plan transactions and other financing activities	26	52	(207)
Net cash used in financing activities	(285,894)	(836,283)	(386,440)
Effect of exchange rate changes on cash and cash equivalents	2,056	110	(4,196)
Net change in cash and cash equivalents	96,689	(160,125)	(171,460)
Cash and cash equivalents at beginning of year	87,880	248,005	419,465
Cash and cash equivalents at end of year	$184,569	$87,880	$248,005
Supplemental disclosures of cash flow information
Income taxes paid	$119,787	$23,862	$248,547
Increase (decrease) in purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$(7,690)	$(1,781)	$(2,870)
Increase (decrease) in acquisition of treasury stock accrued in accrued liabilities	$(900)	$(22,778)	$25,178

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

In this annual report on Form 10-K, Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries, is collectively referred to as “Chipotle,” “we,” “us,” or “our.”

We develop and operate restaurants that serve a focused menu of burritos, tacos, burrito bowls, and salads, made using fresh, high-quality ingredients. As of December 31, 2017, we operated 2,363 Chipotle restaurants throughout the United States as well as 37 international Chipotle restaurants and eight non-Chipotle restaurants. We transitioned the management of our operations from 11 to nine regions during 2017 and have aggregated our operations to one reportable segment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, including wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

We recognize revenue, net of discounts and incentives, when payment is tendered at the point of sale. We recognize a liability for offers of free food by estimating the cost to satisfy the offer based on company–specific historical redemption patterns for similar promotions. These costs are recognized in other operating costs in the consolidated statement of income and in accrued liabilities in the consolidated balance sheet. We report revenue net of sales-related taxes collected from customers and remitted to governmental taxing authorities.

We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) we determine the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon company-specific historical redemption patterns. We have determined that 4% of gift card sales will not be redeemed and will be retained. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis.  During the quarter ended December 31, 2017, we revised the period over which we recognize gift card breakage from six months to eight months from the date of the gift card sale in the consolidated statement of income. Breakage recognized during the years ended December 31, 2017, 2016 and 2015 was $3,590, $3,624 and $4,226, respectively.

During the year ended December 31, 2016, we offered a limited-time frequency program that awarded free food or merchandise to customers based on frequency of monthly visits. We deferred revenue reflecting the portion of original sales allocated to the rewards that were earned by program participants and not redeemed at the end of the year, and recorded a corresponding liability in accrued liabilities on our consolidated balance sheet. The portion of revenue allocated to the rewards was based on the estimated value of the award earned and takes into consideration company-specific historical redemption patterns for similar promotions.  Rewards expire according to the loyalty awards terms and conditions. Deferred revenue related to the frequency program was $0 and $5,489 as of December 31, 2017 and December 31, 2016, respectively, and the entire amount that was deferred as of December 31, 2016 was recognized during 2017.

Cash and Cash Equivalents

We consider all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents. We maintain cash and cash equivalent balances with financial institutions that exceed federally-insured limits. We have not experienced any losses related to these balances and believe the risk to be minimal.

Accounts Receivable

Accounts receivable primarily consists of receivables from third party gift card distributors, tenant improvement receivables, vendor rebates, and interest receivable. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable based on a specific review of account balances. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

Inventory

Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or net realizable value. Certain key ingredients (beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas) are purchased from a small number of suppliers.

Investments

Investments classified as trading securities are carried at fair value with any unrealized gain or loss being recorded in the consolidated statement of income. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses, net of tax, included as a component of other comprehensive income (loss) on the statement of comprehensive income. Held-to-maturity securities are carried at amortized cost. Impairment charges on investments are recognized in interest and other income, net on the consolidated statement of income when management believes the decline in the fair value of the investment is other-than-temporary.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $7,507, $8,076 and $9,554 for the years ended December 31, 2017, 2016 and 2015, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and any related gain or loss is reflected in loss on disposal and impairment of assets in the consolidated statement of income.

At least annually, we evaluate, and adjust when necessary, the estimated useful lives of leasehold improvements, property and equipment. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	4-7 years
Equipment	3-10 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets of the business acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually, and we are required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. Based on our analysis, no impairment charges were recognized on goodwill for the years ended December 31, 2017, 2016 and 2015.

Other Assets

Other assets consist primarily of restricted cash assets of $29,601 and $28,490 as of December 31, 2017 and 2016, respectively, a rabbi trust as described further in Note 7. “Employee Benefit Plans,” transferable liquor licenses which are carried at the lower of fair value or cost, and rental deposits related to leased properties. Restricted cash assets are primarily insurance-related restricted trust assets.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level, or in the case of a potential relocation or closure, at the restaurant level. We manage our restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

During the years ended December 31, 2017, 2016 and 2015, an aggregate impairment charge of $3,291, $17,394 and $6,675, respectively, was recognized in loss on disposal and impairment of assets in the consolidated statement of income. During the year ended December 31, 2017, the impairment charges resulted primarily from the closure of a small number of underperforming Chipotle restaurants. Impairment charges recognized during the year ended December 31, 2016 resulted primarily from the impairment of ShopHouse Southeast Asian Kitchen restaurants which were closed during 2017. During the year ended December 31, 2015, the impairment charges resulted from an internally developed software program we chose not to implement and the related hardware, the discontinued use of certain kitchen equipment from our restaurants, as well as restaurant relocations. The fair value of restaurants was determined using Level 3 inputs (unobservable inputs) based on a discounted cash flows method. See “Fair Value Measurements” below for a description of level inputs.

Income Taxes

Deferred tax assets and liabilities are recognized at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. The deferred income tax impacts of investment tax credits are recognized as an immediate adjustment to income tax expense. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset, except for deferred tax assets related to stock awards when there is sufficient future taxable income to recover the deferred tax assets. When it is more likely than not that a position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, we measure the amount of tax benefit from our position and record the largest amount of tax benefit that is greater than 50% likely of being realized after settlement with a tax authority. Our policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes in the consolidated statement of income.

Restaurant Pre-Opening Costs

Pre-opening costs, including rent, wages, benefits and travel for training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business, and are included in operating expenses on the consolidated statement of income.

Insurance Liability

We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, employee health, general liability, automobile, and property damage. Pursuant to these policies, we are responsible for losses up to varying deductibles and are required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on our estimates of the ultimate costs to be incurred to settle known claims and, where applicable, claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted. As of December 31, 2017 and 2016, $37,096 and $35,550, respectively, of the estimated liability was included in accrued payroll and benefits and $14,014 and $13,881, respectively, was included in accrued liabilities in the consolidated balance sheet.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $106,345, $102,969 and $69,257 for the years ended December 31, 2017, 2016 and 2015, respectively. Advertising and marketing costs are included in other operating costs in the consolidated statement of income.

Rent

Rent expense for our leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term is the lesser of 20 years inclusive of reasonably assured renewal periods, or the lease term. The lease term begins when we have the right to control the use of the property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Pre-opening rent is included in pre-opening costs in the consolidated statement of income. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.

Additionally, certain operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. Contingent rent expense is recognized provided the achievement of that target is considered probable.

Stock-Based Compensation

We issue shares as part of employee compensation pursuant to the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan (the “2011 Incentive Plan”). Stock only stock appreciation rights (“SOSARs”) and stock awards generally vest equally over two and three years and expire after seven years.  Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. We estimate forfeitures based on historical data when determining the amount of stock-based compensation costs to be recognized in each period. We have also granted SOSARs and stock awards with performance vesting conditions and/or market vesting conditions. Stock awards with performance or market vesting conditions generally vest based on our achievement versus stated targets or criteria over  a three-year performance and service period.  Compensation expense on SOSARs subject to performance conditions is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense on stock awards subject to performance conditions, which is based on the quantity of awards we have determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been provided. Some stock-based compensation awards are made to employees involved in our new restaurant development activities, and expense for these awards is recognized as capitalized development and included in leasehold improvements, property and equipment in the consolidated balance sheet.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Fair Value Measurements

Fair value is the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. For assets and liabilities recorded or disclosed at fair value on a recurring basis, we determine fair value based on the following:

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

Foreign Currency Translation

Our international operations use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of other comprehensive income (loss) in the consolidated statement of comprehensive income.

Recently Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230)”, which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. We will be adopting this pronouncement on January 1, 2018, using a retrospective adoption method. For the years ended December 31, 2017, 2016 and 2015, $29,601,  $28,490 and $22,572, respectively, of restricted cash would have been included in cash and cash equivalents and changes in the balance excluded from net cash provided by operating activities in the consolidated statement of cash flows if this new guidance had been adopted as of the respective dates.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The pronouncement requires lessees to recognize a liability for lease obligations, which represent the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements which are intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We expect to adopt the requirements of the new lease standard effective January 1, 2019. We are currently evaluating the provisions of the new lease standard, including optional practical expedients, and assessing our existing lease portfolio in order to determine the impact to our accounting systems, processes and internal control over financial reporting. The adoption of ASU 2016-02 will have a significant impact on our consolidated balance sheet because we will record material assets and obligations for current operating leases. We are still assessing the expected impact on our consolidated statements of income and cash flows.

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

Recently Adopted Accounting Standard

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718).” The pronouncement was issued to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the consolidated statement of cash flows.

We adopted ASU 2016-09 on January 1, 2017, prospectively (prior periods have not been restated).  The primary impact of adoption was the recognition for the year ended December 31, 2017, of an excess tax benefit of $448, which reduces our provision for income taxes and the classification of these excess tax benefits in operating activities in the consolidated statement of cash flows instead of financing activities.

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

2. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:

	December 31,
	2017	2016
Land	$12,943	$12,943
Leasehold improvements and buildings	1,677,294	1,572,606
Furniture and fixtures	166,915	157,541
Equipment	460,138	405,937
Leasehold improvements, property and equipment	2,317,290	2,149,027
Accumulated depreciation	(978,924)	(845,469)
Leasehold improvements, property and equipment, net	$1,338,366	$1,303,558

Accrued payroll and benefits were as follows:

	December 31,
	2017	2016
Workers' compensation liability	$34,631	$33,038
Accrued payroll	19,666	22,338
Other accrued payroll and benefits	28,244	20,925
Accrued payroll and benefits	$82,541	$76,301

Accrued liabilities were as follows:

	December 31,
	2017	2016
Gift card liability	$63,645	$59,438
Transaction tax payable	18,920	20,435
Data security incident liability	30,000	-
Other accrued liabilities	46,759	47,256
Accrued liabilities	$159,324	$127,129

3.  Investments

As of December 31, 2017 and 2016, our investments consisted of U.S. treasury notes with maturities up to approximately one year and were classified as available-for-sale.  Fair value of U.S. treasury notes is measured on a recurring basis based on Level 1 inputs (quoted prices for identical assets in active markets).

The following is a summary of available-for-sale securities:

	December 31,	December 31,
	2017	2016
Amortized cost	$324,875	$455,109
Unrealized gains (losses)	(493)	(218)
Fair value	$324,382	$454,891

The following is a summary of unrealized gains (losses) on available-for-sale securities recorded in other comprehensive income (loss) in the consolidated statement of comprehensive income:

	Year ended December 31,
	2017	2016	2015
Unrealized gains (losses) on available-for-sale securities	$(274)	$2,251	$(2,468)
Unrealized gains (losses) on available-for-sale securities, net of tax	$(186)	$1,402	$(1,522)

Realized gains and losses on available-for-sale securities are recorded in interest and other income on the consolidated statement of income. We had no realized gains or losses for the years ended December 31, 2017 and 2015, and $547 of realized gains on available-for-sale securities for the year ended December 31, 2016. During the year ended December 31, 2015, we recorded an other-than-temporary impairment charge of $244 in interest and other income in the consolidated statement of income in connection with a decline in the fair market value of certain available-for-sale securities.

We have elected to fund certain deferred compensation obligations through a rabbi trust, the assets of which are designated as trading securities, as described further in Note 7. “Employee Benefit Plans.”

4. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
	2017	2016	2015
Current tax:
U.S. Federal	$98,208	$20,765	$244,470
U.S. State	18,639	8,687	37,957
Foreign	669	556	172
	117,516	30,008	282,599
Deferred tax:
U.S. Federal	(16,201)	(11,596)	11,000
U.S. State	(1,559)	(2,546)	699
Foreign	(496)	(2,470)	(2,288)
	(18,256)	(16,612)	9,411
Valuation allowance	230	2,405	2,255
Provision for income taxes	$99,490	$15,801	$294,265

On December 22, 2017, the Tax Cuts and Jobs Act, (the “TCJA”) was enacted.  The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 35% to 21%,  for tax years beginning after December 31, 2017.  We recorded a benefit of $6,047 ($0.21 per basic and diluted earnings per share) in deferred income tax expense for the remeasurement of our net deferred tax liability at the 21% tax rate.  The TCJA also provides for acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including additional limitations on deductibility of executive compensation and employee meal benefits.

The $6,047 benefit represents what we believe is the impact of the TCJA.  As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional.  We will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available.  The final impacts may differ from the recorded amounts as of December 31, 2017, and we will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118.  We expect to complete our analysis no later than the fourth quarter of 2018.

Actual taxes paid for 2016 and 2015 were less than the current tax expense due to the excess tax benefit on stock-based compensation of $1,320 and $74,442 during the years ended December 31, 2016 and 2015, respectively.

The effective tax rate differs from the statutory tax rates as follows:

	Year ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	4.4	13.3	3.6
Federal credits	(1.5)	(10.1)	(0.4)
Enhanced deduction for food donation	(0.2)	(2.4)	(0.2)
Valuation allowance	0.1	6.0	0.3
Other	1.5	6.2	-
Effects of the TCJA	(2.3)	-	-
Return to provision and other discrete items	(0.9)	(7.2)	(0.1)
Effective income tax rate	36.1%	40.8%	38.2%

The 2017 effective tax rate was lower than the 2016 rate due to the enactment of the TCJA and a lower state tax rate, partially offset by federal credits on overall higher pre-tax operating income. The 2016 effective tax rate was higher than 2015 due to a higher state tax rate, not qualifying for the federal research and development tax credit in 2016, and other federal credits on overall lower pre-tax operating income.

Deferred income tax liabilities are taxes we expect to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities.

Deferred income tax liabilities and assets consist of the following:

	December 31,
	2017	2016
Deferred income tax liability:
Leasehold improvements, property and equipment	$140,908	$204,640
Goodwill and other assets	1,339	1,856
Prepaid assets and other	5,191	6,012
Total deferred income tax liability	147,438	212,508
Deferred income tax asset:
Deferred rent	42,859	63,159
Gift card liability	4,580	5,563
Capitalized transaction costs	324	500
Stock-based compensation and other employee benefits	80,447	101,628
Foreign net operating loss carry-forwards	11,376	9,580
State credits	5,589	4,595
Allowances, reserves and other	13,719	19,359
Valuation allowance	(12,270)	(10,820)
Total deferred income tax asset	146,624	193,564
Net deferred income tax liability	$814	$18,944

The December 31, 2017, deferred tax liability was measured using a 21% U.S. federal tax rate because of the enactment of TCJA, which reduced the rate from 35%.

As of December 31, 2017, we have $8,468 of deferred tax assets related to outstanding non-vested stock awards that contain market conditions. If market conditions are not achieved, then we may not realize the benefit of these deferred tax assets, which would result in a higher effective tax rate in future periods.

The unrecognized tax benefits are as follows:

	2017	2016	2015
Beginning of year	$4,211	$3,776	$1,342
Increase resulting from prior year tax position	-	-	402
Increase resulting from current year tax position	4,726	435	2,032
End of year	$8,937	$4,211	$3,776

During the years ended December 31, 2017, 2016, and 2015, we recognized $364,  $430, and $0, respectively, in interest expense related to uncertain tax positions.  We have $794 and $430 for the payment of interest accrued at December 31, 2017, and 2016, respectively.  We are open to federal and state tax audits until the applicable statutes of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. We are no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2014. For the majority of states where we have a significant presence, we are no longer subject to tax examinations by tax authorities for tax years before 2014.  As of December 31, 2017, we had cumulative gross foreign net operating losses of $50,292, which have no expiration date.

5. Shareholders’ Equity

Through December 31, 2017,  we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate, authorized expenditures of up to $2,400,000. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.

The following table summarizes common stock repurchases under authorized programs:

	Year ended December 31,
	2017	2016	2015
Shares of common stock repurchased	805	1,811	839
Total cost of common stock repurchased	$284,318	$813,881	$485,841

As of December 31, 2017, $118,274 was available to be repurchased under the authorized programs. The shares repurchased are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors.

During 2017, 2016, and 2015, shares of common stock were netted and surrendered as payment for minimum statutory tax withholding obligations in connection with the exercise and vesting of outstanding stock awards. We deem shares surrendered by the participants in accordance with the applicable award agreements and plan as repurchased, but do not deem such shares to be part of publicly announced share repurchase programs.

6. Stock-Based Compensation

We issue shares in connection with stock-based compensation pursuant to the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan. For purposes of counting the shares remaining available under the 2011 Incentive Plan, each share issuable pursuant to outstanding full value awards, such as restricted stock units and performance shares, counts as two shares used, whereas each share underlying a stock appreciation right or stock option counts as one share used. Under the 2011 Incentive Plan, 5,560 shares of common stock have been authorized and reserved for issuance to eligible participants, of which 1,786 represent shares that were authorized for issuance but not issued or subject to outstanding awards at December 31, 2017. The 2011 Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted or to delegate its authority under the plan to make grants (subject to certain legal and regulatory restrictions), to determine the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for stock awards granted under the 2011 Incentive Plan cannot be less than fair market value at the date of grant.

The following table sets forth stock-based compensation expense, including SOSARs and stock awards:

	Year ended December 31,
	2017	2016	2015
Stock-based compensation expense	$66,396	$65,112	$59,465
Stock-based compensation expense, net of tax	$40,370	$35,974	$36,666
Stock-based compensation expense recognized as capitalized development	$1,141	$946	$1,554
Excess tax benefit on stock-based compensation recognized in provision for income taxes	$448	$-	$-

The tables below summarize the SOSAR activity under the stock incentive plans (in thousands, except years and per share data):

	2017		2016		2015
	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
Outstanding, beginning of year	1,917	$490.06	1,694	$490.70	2,087	$395.46
Granted	304	$426.70	460	$457.77	379	$659.12
Exercised	(35)	$307.83	(124)	$315.87	(716)	$297.25
Forfeited or cancelled	(187)	$527.53	(113)	$559.25	(56)	$554.73
Outstanding, end of year	1,999	$480.09	1,917	$490.06	1,694	$490.70

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	1,999	$480.09	3.7	$209
Vested and expected to vest as of December 31, 2017	1,957	$480.77	3.7	$209
Exercisable as of December 31, 2017	1,130	$474.20	2.7	$209

In the past, we have granted SOSARs that included performance conditions. As of December 31, 2017, 278 outstanding SOSARs that included performance conditions were determined to have met the performance conditions. For the remaining 110 outstanding SOSARs that included performance conditions, the financial targets underlying the performance conditions had been satisfied as of December 31, 2017, and vesting of the awards was pending confirmation by the Compensation Committee that the performance conditions were met. The total intrinsic value of options and SOSARs exercised during the years ended December 31, 2017, 2016 and 2015 was $4,296, $15,946 and $260,466. Unearned compensation as of December 31, 2017 was $21,998 for SOSAR awards, and is expected to be recognized over a weighted average period of 1.4 years.

The following table reflects the weighted average assumptions utilized in the Black-Scholes option-pricing model to value SOSAR awards granted for each year:

	2017	2016	2015
Risk-free interest rate	1.6%	1.0%	1.1%
Expected life (years)	3.7	3.5	3.4
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	29.9%	32.2%	30.8%
Weighted-average Black-Scholes fair value per share at date of grant	$105.97	$117.48	$156.32

The risk-free interest rate is based upon U.S. Treasury rates for instruments with similar terms and the expected life assumptions were based on our historical data. We have not paid dividends to date and do not plan to pay dividends in the near future. The volatility assumption was based on our historical data and implied volatility.

A summary of non-vested stock award activity under the 2011 Stock Incentive Plans and prior stock compensation plan is as follows (in thousands, except per share data):

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, beginning of year	125	$606.24	116	$511.88	70	$525.60
Granted	127	$436.36	90	$509.05	47	$785.32
Vested	(8)	$454.84	(7)	$605.83	(1)	$413.07
Forfeited or cancelled	(31)	$502.46	(74)	$529.54	-	$534.55
Outstanding, end of year	213	$519.62	125	$606.24	116	$511.88

There were 141 non-vested stock awards with a weighted average grant date fair value per share of $522.38 that were vested and expected to vest as of December 31, 2017. The aggregate intrinsic value of the shares was $32,829 and the weighted average remaining contractual life was 5.8 years. Unearned compensation for non-vested stock awards we have determined are probable of vesting was $37,962 as of December 31, 2017, and is expected to be recognized over a weighted average period of 1.6 years. The fair value of shares earned as of the vesting date during the year ended December 31, 2017, 2016, and 2015 was $3,524,  $2,787, and $634, respectively.

As of December 31, 2017,  133 of the outstanding non-vested stock awards were subject to performance and/or market conditions, in addition to service vesting conditions. During the first quarter of 2017,  we awarded 36 performance shares that are subject to service, market and performance vesting conditions. Two-thirds of the shares had a grant date fair value of $485.53 per share and have vesting criteria based on the price of our common stock reaching certain targets for a consecutive number of days during the three-year period starting on the grant date, with the quantity of shares that vest ranging from 0% to 350% of the targeted number of shares. The remaining one-third of the shares had a grant date fair value of $427.61 and have vesting criteria based on reaching certain comparable restaurant sales increases during the three-year period starting on January 1, 2017, with the quantity of shares that vest ranging from 0% to 300% of the targeted number of shares.  If the defined minimum targets are not met, then no shares will vest.

During the year ended December 31, 2016, we awarded 73 performance shares, net of cancellations, that are subject to both service and market vesting conditions. The quantity of shares that vest will range from 0% to 400% of a targeted number of shares, and will be determined based on the price of our common stock reaching certain targets for a consecutive number of days during the three-year period starting on the grant date.  If the minimum defined stock price target is not met, then no shares will vest.

During the year ended December 31, 2015, we awarded 40 performance shares that were subject to service, performance, and market vesting conditions.  The quantity of shares that vest will be determined based on our relative performance versus a restaurant industry peer group in annual average revenue growth, net income growth, and total shareholder return. The quantity of shares that vest will range from 0% to 200% based on the level of achievement of the performance and market conditions. If minimum targets are not met, then no shares will vest. Each performance and market measure will be weighted equally, and performance is calculated over a three-year period beginning January 1, 2015 through December 31, 2017.

During the year ended December 31, 2017, 20 stock awards that were subject to service and performance or market conditions were forfeited.

We adjusted our estimates of the non-vested stock awards expected to vest, which had the following reduction on our expense and earnings per share (dollars in thousands, except per share data) in each of the following years:

	Year ended December 31,
	2017	2016	2015
Cumulative change in expense	$(1,410)	$(6,031)	$(12,195)
Net of tax impact from cumulative change in expense	$(857)	$(3,332)	$(7,520)
Impact on basic earnings per share	$0.03	$0.11	$0.25
Impact on diluted earnings per share	$0.03	$0.11	$0.24

Measurement of the grant date fair value of the stock awards with market conditions included a Monte Carlo simulation model, which incorporates into the fair value determination the possibility that the market condition may not be satisfied, using the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.5%	0.9%	1.0%
Expected life (years)	3.0	3.0	2.9
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	29.9%	31.4%	33.7%

The assumptions are based on the same factors as those described for SOSARs, except that the expected life is based on the contractual performance period for the stock awards.

7. Employee Benefit Plans

We maintain the Chipotle Mexican Grill 401(k) Plan (the “401(k) Plan”). We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with the Company. For the years ended December 31, 2017, 2016, and 2015, matching contributions totaled approximately $6,072, $5,939 and $4,995, respectively.

We also maintain the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers our eligible employees. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2017 and 2016 were $19,887 and $17,843, respectively, and are included in other liabilities in the consolidated balance sheet. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2017, 2016, and 2015,  we made deferred compensation matches of $199, $225, and $617, respectively, to the Deferred Plan.

We have elected to fund our deferred compensation obligation through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their Deferred Plan accounts, which are designated as trading securities and carried at fair value, and are included in other assets in the consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs (quoted prices for identical assets in active markets), and the fair values of the investments in the rabbi trust were $19,887 and $17,843 as of December 31, 2017 and 2016, respectively. Trading gains and losses are recorded in general and administrative expenses in the consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure of the Deferred Plan liability.

The following table sets forth unrealized gains (losses) on trading securities held in the rabbi trust:

	Year ended December 31,
	2017	2016	2015
Unrealized gains (losses) on trading securities held in rabbi trust	$1,520	$586	$(571)

We also offer an employee stock purchase plan (“ESPP”). Employees become eligible to participate after one year of service with Chipotle and may contribute up to 15% of their base earnings, subject to an annual maximum dollar amount, toward the monthly purchase of our common stock. Under the ESPP, 250 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 246 represent shares that were authorized for issuance but not issued at December 31, 2017.  For each of the years ended December 31, 2017, 2016, and 2015, the number of shares issued under the ESPP were less than 1.

8. Leases

Our restaurants are generally operated in leased premises. Lease terms for traditional shopping center or building leases generally include combined initial and option terms of 20-25 years. Ground leases generally include combined initial and option terms of 30-40 years. The option terms in each of these leases are typically in five-year increments. Typically, the lease includes rent escalation terms every five years including fixed rent escalations, escalations based on inflation indexes, and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales in excess of stipulated amounts. Our leases generally provide for the payment of common area maintenance, property taxes, insurance and various other use and occupancy costs. In addition, we are the lessee under non-cancelable leases covering certain offices.

Contractually required future minimum cash lease payments under existing operating leases as of December 31, 2017 are as follows:

2018	$281,461
2019	285,264
2020	283,934
2021	279,816
2022	278,615
Thereafter	2,497,163
Total minimum lease payments	$3,906,253

Minimum lease payments have not been reduced by minimum sublease rentals of $7,359 due in the future under non-cancelable subleases.

Rental expense consists of the following:

	Year ended December 31,
	2017	2016	2015
Minimum rentals	$278,812	$255,955	$227,602
Contingent rentals	$2,317	$1,811	$4,542
Sublease rental income	$(2,214)	$(2,074)	$(1,879)

We have six sales and leaseback transactions. These transactions do not qualify for sale leaseback accounting because of our deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $2,630 and $2,854 as of December 31, 2017, and 2016, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities in the consolidated balance sheet.

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

	Year ended December 31,
	2017	2016	2015
Stock awards subject to performance conditions	217	263	266
Stock awards that were antidilutive	1,695	1,316	289
Total stock awards excluded from diluted earnings per share	1,912	1,579	555

The following table sets forth the computations of basic and diluted earnings per share:

	Year ended December 31,
	2017	2016	2015
Net income	$176,253	$22,938	$475,602
Shares:
Weighted average number of common shares outstanding	28,491	29,265	31,092
Dilutive stock awards	70	505	402
Diluted weighted average number of common shares outstanding	28,561	29,770	31,494
Basic earnings per share	$6.19	$0.78	$15.30
Diluted earnings per share	$6.17	$0.77	$15.10

10. Commitments and Contingencies

Purchase Obligations

We enter into various purchase obligations in the ordinary course of business, generally of a short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and marketing initiatives and corporate sponsorships.

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

 During the year ended December 31, 2017, we recorded an expense of $30,000 ($18,234 after tax), or $0.64 per diluted earnings per share, as an estimate of potential liabilities associated with anticipated claims and assessments by payment card networks in connection with the data security incident. We may ultimately be subject to liabilities greater than or less than the amount accrued. The expense is recorded in general and administrative expenses in our consolidated statement of income and a corresponding liability in accrued liabilities on our consolidated balance sheet.

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

On June 9, 2017, Todd Gordon filed a purported class action complaint in the U. S. District Court for the District of Colorado alleging that we negligently failed to provide adequate security to protect the payment card information of the plaintiff and other similarly situated customers alleged to be part of the putative class, causing some customers to suffer alleged injuries and others to be at risk of possible future injuries.  The complaint also claims we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and similar state laws, and also alleges breach of contract, unjust enrichment, and violations of the Arizona Consumer Fraud Act. Additionally, on August 21, 2017, Greg Lawson and Judy Conard filed a purported class action complaint in the U. S. District Court for the District of Colorado making allegations substantially similar to those in the Gordon complaint, and stating substantially similar claims as well as claims under the Colorado Consumer Protection Act. The Gordon and Lawson/Conard cases have been consolidated and will proceed as a single action.

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

Receipt of Grand Jury Subpoenas

On January 28, 2017, we were served with a Federal Grand Jury Subpoena from the U.S. District Court for the Central District of California in connection with an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations.  The subpoena requires the production of documents and information related to company-wide food safety matters dating back to January 1, 2013.  We received a follow-up subpoena on July 19, 2017 requesting information related to illness incidents associated with a single Chipotle restaurant in Sterling, Virginia. We intend to continue to fully cooperate in the investigation.  It is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any fines or penalties in connection with the investigation pursuant to which the subpoena was issued.

Shareholder Derivative Actions

On April 6, 2016, Uri Skorski filed a shareholder derivative action in Colorado state court in Denver, Colorado, alleging that our Board of Directors and officers breached their fiduciary duties in connection with our alleged failure to disclose material information about our food safety policies and procedures, and also alleging that our Board of Directors and officers breached their fiduciary duties in connection with allegedly excessive compensation awarded from 2011 to 2015 under our stock incentive plan. On April 14, 2016, Mark Arnold and Zachary Arata filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Skorski complaint.  On May 26, 2016, the court issued an order consolidating the Skorski and Arnold/Arata actions into a single case. On August 8, 2016, Sean Gubricky filed a shareholder derivative action the U.S. District Court for the District of Colorado, alleging that our Board of Directors and certain officers failed to institute proper food safety controls and policies, issued materially false and misleading statements in violation of federal securities laws, and otherwise breached their fiduciary duties.  On September 1, 2016, Ross Weintraub filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Gubricky complaint. On March 27, 2017, the Weintraub case was consolidated with the Skorski and Arnold/Arata action into a single case.  On December 27, 2016, Cyrus Lashkari filed a shareholder derivative action the U.S. District Court for the District of Colorado, making largely the same allegations as the foregoing shareholder derivative complaints.  Each of these actions purports to state a claim for damages on our behalf, and is based on statements in our SEC filings and related public disclosures, as well as media reports and company records. We have reached an agreement in principle to settle the foregoing actions, and have recorded a corresponding liability in accrued liabilities on our consolidated balance sheet; the proposed settlement has been preliminarily approved by the U.S. District Court for the District of Colorado, with a final approval hearing set for March 15, 2018.

On July 28, 2017, Mark Blau filed a shareholder derivative action in the U.S. District Court for the District of Colorado, making allegations similar to those of the several shareholder derivative actions described above, and adding further allegations related to the Board’s investigation of the foregoing matters, as well as customer illnesses and operational issues associated with two Chipotle restaurants in July 2017.  The action purports to state claims for damages on our behalf, and is based on statements in our SEC filings and related public disclosures, as well as media reports and company records.  On February 2, 2018, the Court stayed this matter pending the outcome of the March 15, 2018 settlement approval hearing in the consolidated Gubricky actions described above.

Shareholder Class Actions

On January 8, 2016, Susie Ong filed a complaint in the U.S. District Court for the Southern District of New York on behalf of a purported class of purchasers of shares of our common stock between February 4, 2015 and January 5, 2016.  The complaint purports to state claims against us, each of the co-Chief Executive Officers serving during the claimed class period and the Chief Financial Officer under Sections 10(b) and 20(a) of the Exchange Act and related rules, based on our alleged failure during the claimed class period to disclose material information about our quality controls and safeguards in relation to consumer and employee health. The complaint asserts that those failures and related public statements were false and misleading and that, as a result, the market price of our stock was artificially inflated during the claimed class period. The complaint seeks damages on behalf of the purported class in an unspecified amount, interest, and an award of reasonable attorneys’ fees, expert fees and other costs.  On March 8, 2017, the court granted our motion to dismiss the complaint, with leave to amend.  The plaintiff filed an amended complaint on April 7, 2017. On June 7, 2017, Chipotle filed a motion to dismiss the amended complaint, and briefing on that motion was completed on September 6, 2017.   Additionally, on July 20, 2017, Elizabeth Kelley filed a complaint in the U.S. District Court for the District of Colorado on behalf of a purported class of purchasers of shares of our common stock between February 5, 2016 and July 19, 2017, with claims and factual allegations similar to the Ong complaint, based primarily on media reports regarding illnesses associated with a Chipotle restaurant in Sterling, Virginia.  A response to the amended complaint in that matter is due on February 12, 2018.  We intend to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from the cases.

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

11. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2017
	March 31	June 30	September 30	December 31
Revenue	$1,068,829	$1,169,409	$1,128,074	$1,110,100
Operating income	$73,173	$106,725	$30,867	$60,029
Net income	$46,120	$66,730	$19,610	$43,793
Basic earnings per share	$1.60	$2.33	$0.69	$1.56
Diluted earnings per share	$1.60	$2.32	$0.69	$1.55

	2016
	March 31	June 30	September 30	December 31
Revenue	$834,459	$998,383	$1,036,982	$1,034,560
Operating income (loss)	$(46,604)	$40,895	$9,726	$30,550
Net income (loss)	$(26,432)	$25,596	$7,799	$15,975
Basic earnings (loss) per share	$(0.88)	$0.88	$0.27	$0.55
Diluted earnings (loss) per share	$(0.88)	$0.87	$0.27	$0.55

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2017 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Chipotle Mexican Grill, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chipotle Mexican Grill, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, of the Company and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Denver, Colorado

February 8, 2018

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2018 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2017.

ITEM  11.EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2018 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2017.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of December 31, 2017. All options/SOSARs reflected are options to purchase common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
Equity Compensation Plans Approved by Security Holders	2,211,600	$480.09	2,032,484
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	2,211,600	$480.09	2,032,484

(1)Includes shares issuable in connection with awards with performance and market conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of SOSARs only.

(2)Includes 1,786,198 shares remaining available under the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan, and 246,286 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2017, all of the shares available for grant under the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan may instead be issued in the form of restricted stock, restricted stock units, performance shares or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive proxy statement for our 2018 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2017.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2018 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2017.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2018 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2017.

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

3. Exhibits

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	October 6, 2016	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
10.1†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan	10-K	001-32731	February 17, 2011	10.2
10.1.1†	Form of 2011 Stock Appreciation Rights Agreement	10-K	001-32731	February 17, 2011	10.2.10
10.1.2†	Form of 2011 Performance-Based Stock Appreciation Rights Agreement	10-K	001-32731	February 17, 2011	10.2.11
10.2†	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	10-Q	001-32731	October 26, 2016	10.1
10.2.1†	Form of Board Restricted Stock Units Agreement	10-Q	001-32731	July 22, 2014	10.1
10.2.2†	Form of Stock Appreciation Rights Agreement	10-Q	001-32731	April 20, 2012	10.1
10.2.3†	Form of Performance-Based Stock Appreciation Rights Agreement	10-Q	001-32731	April 20, 2012	10.2
10.2.4†	Form of 2014 Stock Appreciation Rights Agreement	10-K	001-32731	February 7, 2017	10.2.4
10.2.5†	Form of 2014 Performance-Based Stock Appreciation Rights Agreement	10-K	001-32731	February 7, 2017	10.2.5
10.2.6†	Form of 2015 Performance Share Agreement	10-Q	001-32731	April 22, 2015	10.2
10.2.7†	Form of 2016 Stock Appreciation Rights Agreement	10-Q	001-32731	April 27, 2016	10.1
10.2.8†	Form of 2016 Performance Share Agreement	10-Q	001-32731	April 27, 2016	10.2
10.2.8.1†	Amendment to 2016 Performance Share Agreement	8-K	001-32731	March 30, 2017	10.1
10.2.9†	Form of 2017 Stock Appreciation Rights Agreement	-	-	-	-	X
10.2.10†	Form of 2017 Restricted Stock Units Agreement	-	-	-	-	X
10.2.11†	Form of 2017 Performance Share Agreement	10-Q	001-32731	July 26, 2017	10.2
10.2.12†	Form of Staff Restricted Stock Units Agreement	-	-	-	-	X
10.3	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders	10-K	001-32731	March 17, 2006	10.6
10.4†	Board Pay Policies	10-Q	001-32731	July 26, 2017	10.1
10.5†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan	10-K	001-32731	February 23, 2007	10.11
10.5.1†	Amendment No. 1 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan	10-Q	001-32731	August 1, 2007	10.1

10.5.2†	Amendment No. 2 to Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan	10-Q	001-32731	October 31, 2007	10.1
10.6†	Form of Director and Officer Indemnification Agreement	8-K	001-32731	March 21, 2007	10.1
10.7†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan	10-K	001-32731	February 10, 2012	10.11
10.8†	Chipotle Mexican Grill, Inc. 2014 Cash Incentive Plan	10-Q	001-32731	July 19, 2013	10.1
10.10	Investor Agreement dated December 14, 2016 between Chipotle Mexican Grill, Inc. and Pershing Square Capital Management, L.P.	8-K	001-32731	December 19, 2016	10.1
10.11	Registration Rights Agreement dated February 3, 2017, between Chipotle Mexican Grill, Inc. and Pershing Square Capital Management, L.P.	10-K	001-32731	February 7, 2017	10.11
10.12	Executive Agreement dated May 29, 2017 between Chipotle Mexican Grill, Inc. and Scott Boatwright	8-K	001-32731	September 15, 2017	10.1
10.13	Executive Chairman Agreement dated November 28, 2017 between Chipotle Mexican Grill, Inc. and Steve Ells	8-K	001-32731	December 1, 2017	10.1
21.1	Subsidiaries of Chipotle Mexican Grill, Inc.	-	-	-	-	X
23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.)	-	-	-	-	X
24.1	Power of Attorney (included on signature page of this report)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheet as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statement of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31 2017, 2016 and 2015, (iv) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements	-	-	-	-	X

ITEM  16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer

Date: February 8, 2018

POWER OF ATTORNEY

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

Signature	Date	Title
/s/ STEVE ELLS	February 8, 2018	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Steve Ells
/s/ JOHN R. HARTUNG	February 8, 2018	Chief Financial Officer (principal financial and accounting officer)
John R. Hartung
/s/ ALBERT S. BALDOCCHI	February 8, 2018	Director
Albert S. Baldocchi
/s/ PAUL CAPPUCCIO	February 8, 2018	Director
Paul Cappuccio
/s/ NEIL W. FLANZRAICH	February 8, 2018	Director
Neil W. Flanzraich
/s/ ROBIN S. HICKENLOOPER	February 8, 2018	Director
Robin S. Hickenlooper
/s/ KIMBAL MUSK	February 8, 2018	Director
Kimbal Musk
/s/ ALI NAMVAR	February 8, 2018	Director
Ali Namvar
/s/ MATTHEW PAULL	February 8, 2018	Director
Matthew Paull