Form 10-Q
period 2018-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2018-04-26
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 20, 2018, there were 27,793,354 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM  1.FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$231,838	$184,569
Accounts receivable, net	26,691	40,453
Inventory	17,404	19,860
Prepaid expenses and other current assets	55,742	50,918
Income tax receivable	-	9,353
Investments	298,764	324,382
Total current assets	630,439	629,535
Leasehold improvements, property and equipment, net	1,343,717	1,338,366
Long term investments	49,375	-
Other assets	51,974	55,852
Goodwill	21,939	21,939
Total assets	$2,097,444	$2,045,692
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$99,001	$82,028
Accrued payroll and benefits	110,268	82,541
Accrued liabilities	149,409	159,324
Income tax payable	8,642	-
Total current liabilities	367,320	323,893
Deferred rent	321,900	316,498
Deferred income tax liability	6,549	814
Other liabilities	37,630	40,042
Total liabilities	733,399	681,247
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, 35,883 and 35,852 shares issued as of March 31, 2018 and December 31, 2017, respectively	359	359
Additional paid-in capital	1,317,238	1,305,090
Treasury stock, at cost, 8,057 and 7,826 common shares at March 31, 2018 and December 31, 2017, respectively	(2,406,434)	(2,334,409)
Accumulated other comprehensive income (loss)	(3,628)	(3,659)
Retained earnings	2,456,510	2,397,064
Total shareholders' equity	1,364,045	1,364,445
Total liabilities and shareholders' equity	$2,097,444	$2,045,692

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Revenue	$1,148,397	$1,068,829
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	371,915	361,795
Labor	318,863	287,851
Occupancy	85,256	78,962
Other operating costs	148,069	150,609
General and administrative expenses	77,063	69,441
Depreciation and amortization	46,915	39,279
Pre-opening costs	2,649	4,069
Loss on disposal and impairment of assets	4,859	3,650
Total operating expenses	1,055,589	995,656
Income from operations	92,808	73,173
Interest and other income, net	1,394	1,188
Income before income taxes	94,202	74,361
Provision for income taxes	(34,756)	(28,241)
Net income	$59,446	$46,120
Earnings per share:
Basic	$2.13	$1.60
Diluted	$2.13	$1.60
Weighted-average common shares outstanding:
Basic	27,911	28,750
Diluted	27,950	28,850

Condensed Consolidated Statement of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended March 31,
	2018	2017
Net income	$59,446	$46,120
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	132	675
Unrealized loss on available-for-sale securities	(144)	(276)
Tax benefit	43	94
Other comprehensive income, net of income taxes	31	493
Comprehensive income	$59,477	$46,613

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2018	2017
		(as adjusted)(1)
Operating activities
Net income	$59,446	$46,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,915	39,279
Deferred income tax (benefit) provision	5,683	(3,107)
Loss on disposal and impairment of assets	4,859	3,650
Bad debt allowance	-	180
Stock-based compensation expense	12,097	16,456
Other	(320)	(8)
Changes in operating assets and liabilities:
Accounts receivable	13,767	18,693
Inventory	2,451	(3,737)
Prepaid expenses and other current assets	(4,793)	(2,928)
Other assets	3,855	(401)
Accounts payable	17,242	708
Accrued liabilities	18,831	(3,693)
Income tax payable/receivable	18,012	29,751
Deferred rent	5,420	8,882
Other long-term liabilities	(2,349)	745
Net cash provided by operating activities	201,116	150,590
Investing activities
Purchases of leasehold improvements, property and equipment	(57,524)	(57,088)
Purchases of investments	(168,749)	-
Maturities of investments	145,000	-
Net cash used in investing activities	(81,273)	(57,088)
Financing activities
Acquisition of treasury stock	(72,626)	(59,137)
Stock plan transactions and other financing activities	(22)	6
Net cash used in financing activities	(72,648)	(59,131)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(24)	173
Net change in cash, cash equivalents, and restricted cash	47,171	34,544
Cash, cash equivalents, and restricted cash at beginning of period	214,170	116,370
Cash, cash equivalents, and restricted cash at end of period	$261,341	$150,914

(1) Balances were adjusted due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” as discussed in further detail in Note 2. “Recent Accounting Standards.”

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

We develop and operate restaurants that serve a focused menu of burritos, tacos, burrito bowls, and salads, made using fresh, high-quality ingredients. As of March 31, 2018, we operated 2,397 Chipotle restaurants throughout the United States as well as 37 international Chipotle restaurants.  We are an investor in a consolidated entity that owns and operates seven Pizzeria Locale restaurants, a fast-casual pizza concept. We managed our operations based on nine regions during the first quarter of 2018 and have aggregated our operations to one reportable segment.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

2. Recent Accounting Standards

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The pronouncement requires lessees to recognize a liability for lease obligations, which represent the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements which are intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We expect to adopt the requirements of the new lease standard effective January 1, 2019. We are evaluating the provisions of the new lease standard, including optional practical expedients, and implementing necessary upgrades to our existing lease system. We are assessing the impact to our accounting policies, processes, disclosures, and internal control over financial reporting. The adoption of ASU 2016-02 will have a significant impact on our consolidated balance sheet because we will record material assets and obligations for current operating leases. We are still assessing the expected impact on our consolidated statements of income and cash flows.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the consolidated financial statements.

Recently Adopted Accounting Standards

During the three months ended March 31, 2018, we retrospectively adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The adoption did not have an impact on our consolidated balance sheet, statements of income, or cash flows. The primary impact of adoption was the enhancement of our disclosures related to gift cards and certain promotional activity included in Note 4. “Revenue Recognition.”

During the three months ended March 31, 2018, we retrospectively adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. Accordingly, we reclassified $28,501 of restricted cash into cash, cash equivalents, and restricted cash as of March 31, 2017 for a total balance of $150,914, which resulted in an $11 increase in net cash provided by operating activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2017. The adoption of the guidance also requires us to reconcile our cash balance on the condensed consolidated statement of cash flows to the cash balance presented on the condensed consolidated balance sheet, as well as make disclosures about the nature of restricted cash balances. See Note 3. “Restricted Cash” for these disclosures.

3. Restricted Cash

The table below reconciles the cash and cash equivalents balance and restricted cash balances, recorded in other assets, from our condensed consolidated balance sheet to the amount of cash reported on the condensed consolidated statement of cash flows:

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$231,838	$184,569
Restricted cash	29,503	29,601
Total cash, cash equivalents and restricted cash	$261,341	$214,170

Restricted cash assets are primarily insurance-related restricted trust assets and are included in other assets on our condensed consolidated balance sheet.

4. Revenue Recognition

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

We sell gift cards which do not have expiration dates and we do not deduct non-usage fees from outstanding gift card balances. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) we determine the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over an eight-month period beginning at the date of the gift card sale and is included in revenue in the consolidated statement of income. We have determined that 4% of gift card sales will not be redeemed and will be retained by us. Gift card liability balances are typically highest at the end of each calendar year following increased gift card purchases during the holiday season.

We offered a limited-time frequency program called Chiptopia Summer Rewards during the third quarter of 2016, which allowed customers to redeem certain rewards earned through the first quarter of 2017. We deferred revenue reflecting the portion of the original rewards that were earned by program participants and not redeemed by September 30, 2016, and we recorded a corresponding liability on our condensed consolidated balance sheet. The portion of revenue allocated to the rewards was based on the estimated value of the award earned and took into consideration company-specific historical redemption patterns for similar promotions. Revenue was recognized as an award was redeemed, or upon expiration.

The gift card liability included in accrued liabilities on the condensed consolidated balance sheet is as follows:

	March 31,	December 31,
	2018	2017
Gift card liability	$48,369	$63,645

Revenue recognized in the condensed consolidated statement of income for the redemption of gift cards and loyalty rewards that were included in their respective liability balances at the beginning of the year is as follows:

	Three months ended March 31,
	2018	2017
Revenue recognized from gift card liability balance at the beginning of the year	$24,239	$25,046
Revenue recognized from deferred liability for loyalty balance at the beginning of the year	$0	$5,489

5. Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Investments are carried at fair value and are classified as available-for-sale.  Investments consist of U.S. treasury notes with maturities of approximately one year.  Fair value of investments is measured using Level 1 inputs (quoted prices for identical assets in active markets).

The following is a summary of available-for-sale securities:

	March 31,	December 31,
	2018	2017
Amortized cost	$348,690	$324,875
Unrealized gains (losses)	(551)	(493)
Fair value	$348,139	$324,382

The following is a summary of unrealized gains (losses) on available-for-sale securities recorded in other comprehensive income in the condensed consolidated statement of comprehensive income:

	Three months ended March 31,
	2018	2017
Unrealized gains (losses) on available-for-sale securities	$(144)	$(276)
Unrealized gains (losses) on available-for-sale securities, net of tax	$(101)	$(182)

Realized gains and losses on available-for-sale securities are recorded in interest and other income, net on the condensed consolidated statement of income. We had no realized gains or losses for the three months ended March 31, 2018 and 2017.

We also maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets in the condensed consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $16,282 and $19,887 as of March 31, 2018, and December 31, 2017, respectively. We record trading gains and losses in general and administrative expenses in the condensed consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

The following table sets forth unrealized gains (losses) on trading securities held in the rabbi trust:

	Three months ended March 31,
	2018	2017
Unrealized gains (losses) on trading securities held in rabbi trust	$(1,623)	$463

6. Shareholders’ Equity

Through March 31, 2018, we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate authorized expenditures of up to $2.4 billion. On April  25, 2018, we announced that our Board of Directors authorized the expenditure of an additional $100,000 to repurchase shares of common stock.  Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.

The following table summarizes common stock repurchases under authorized programs:

	Three months ended March 31,
	2018	2017
Shares of common stock repurchased	219	141
Total cost of common stock repurchased	$68,038	$57,959

As of March 31, 2018, $50,243 was available to repurchase shares under the announced repurchase authorizations. Shares repurchased are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

During the three months ended March 31, 2018, 12 shares of common stock at a total cost of $3,988 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards.  Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

7. Stock-based Compensation

During the three months ended March 31, 2018, we granted stock only stock appreciation rights (“SOSARs”) on 603 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $70.50 per share with a weighted-average exercise price of $388.40 per share with some based on the closing price of common stock on the date of grant and some at a premium to the closing price ranging from 110% to 160%. The SOSARs generally vest in two equal installments on the second and third anniversary of the grant date; however, 168 vest in three equal annual installments beginning on the first anniversary and 175 vest after 18 months. During the three months ended March 31, 2018,  10 SOSARs were exercised, 52 SOSARs were forfeited, and 1 SOSAR expired.

During the three months ended March 31, 2018, we granted restricted stock units (“RSUs”) on 104 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $321.56 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date.

During the first quarter of 2018, we awarded 24 performance shares (“PSUs”) that are subject to service and performance vesting conditions. The PSUs had a grant date fair value of $323.11 per share and vest based on our growth in comparable restaurant sales and average restaurant margin over defined periods. The quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest.

During the three months ended March 31, 2018,  29 PSUs that were subject to service, market and performance conditions vested, and 24 shares that were subject to service, performance and/or market conditions were forfeited for failure to meet the specified performance levels or service requirements.

The following table sets forth total stock-based compensation expense:

	Three months ended March 31,
	2018	2017
Stock-based compensation expense	$12,376	$16,693
Stock-based compensation expense, net of tax	$8,931	$10,350
Stock-based compensation expense recognized as capitalized development	$279	$237
Excess tax benefit (deficit) on stock-based compensation recognized in provision for income taxes	$(5,542)	$242

8. Income Taxes

The effective tax rate differs from the statutory tax rate as follows:

	Three months ended March 31,
	2018	2017
Statutory U.S. federal income tax rate	21.0%	35.0%
State income tax, net of related federal income tax benefit	5.6	4.0
Foreign operations	0.6	0.7
Federal credits	(1.2)	(1.0)
Executive compensation disallowed	1.6	-
Meals and entertainment	1.3	-
Other	(0.1)	0.3
Discrete items	8.1	(1.0)
Effective income tax rate	36.9%	38.0%

The 2017 Tax Cuts and Jobs Act (the "TCJA") reduced the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. The reduction is offset by an increase in the effective state tax rate due to the impact of state tax deductions at the lower federal tax rate, and the impact of non-deductible items that were added or expanded by the TCJA. The tax rate is further impacted during the three months ended March 31, 2018 by excess tax deficits on stock-based compensation.

In 2017, we recorded a tax benefit of $6,047 which we believed was the impact of the enactment of the TCJA. The benefit was based on currently available information and interpretations, which are continuing to evolve, and as a result, the benefit is considered provisional.  We continue our analysis related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. Based on supplemental legislation issued during 2018, we recorded additional tax expense of $399. We will continue to refine such amounts within the measurement period as provided by Staff Accounting Bulletin Number 118. We expect to complete our analysis no later than the fourth quarter of 2018.

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

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended March 31,
	2018	2017
Stock awards subject to performance conditions	111	241
Stock awards that were antidilutive	2,226	1,459
Total stock awards excluded from diluted earnings per share	2,337	1,700

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended March 31,
	2018	2017
Net income	$59,446	$46,120
Shares:
Weighted-average number of common shares outstanding	27,911	28,750
Dilutive stock awards	39	100
Diluted weighted-average number of common shares outstanding	27,950	28,850
Basic earnings per share	$2.13	$1.60
Diluted earnings per share	$2.13	$1.60

10. Commitments and Contingencies

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

 As of March 31, 2018, we had a balance of $30,000 included in accrued liabilities on our condensed consolidated balance sheet which represents an estimate of potential liabilities associated with anticipated claims and assessments by payment card networks in connection with the data security incident. We may ultimately be subject to liabilities greater than or less than the amount accrued.

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

Receipt of Grand Jury Subpoenas

On January 28, 2016, we were served with a Federal Grand Jury Subpoena from the U.S. District Court for the Central District of California in connection with an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations.  The subpoena required the production of documents and information related to company-wide food safety matters dating back to January 1, 2013.  We received a follow-up subpoena on July 19, 2017 requesting information related to an illness incident associated with a single Chipotle restaurant in Sterling, Virginia, and another follow-up subpoena on February 14, 2018 requesting information related to an illness incident associated with a single Chipotle restaurant in Los Angeles, California. We intend to continue to fully cooperate in the investigation.  It is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any fines or penalties in connection with the investigation pursuant to which the subpoenas were issued.

Shareholder Derivative Actions

On April 6, 2016, Uri Skorski filed a shareholder derivative action in Colorado state court in Denver, Colorado, alleging that our Board of Directors and officers breached their fiduciary duties in connection with our alleged failure to disclose material information about our food safety policies and procedures, and also alleging that our Board of Directors and officers breached their fiduciary duties in connection with allegedly excessive compensation awarded from 2011 to 2015 under our stock incentive plan. On April 14, 2016, Mark Arnold and Zachary Arata filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Skorski complaint.  On May 26, 2016, the court issued an order consolidating the Skorski and Arnold/Arata actions into a single case. On August 8, 2016, Sean Gubricky filed a shareholder derivative action in the U.S. District Court for the District of Colorado, alleging that our Board of Directors and certain officers failed to institute proper food safety controls and policies, issued materially false and misleading statements in violation of federal securities laws, and otherwise breached their fiduciary duties.  On September 1, 2016, Ross Weintraub filed a shareholder derivative action in Colorado state court in Denver, Colorado, making largely the same allegations as the Gubricky complaint. On March 27, 2017, the Weintraub case was consolidated with the Skorski and Arnold/Arata action into a single case.  On December 27, 2016, Cyrus Lashkari filed a shareholder derivative action in the U.S. District Court for the District of Colorado, making largely the same allegations as the foregoing shareholder derivative complaints.  Each of these actions purports to state a claim for damages on our behalf, and is based on statements in our SEC filings and related public disclosures, as well as media reports and company records. On April 4, 2018, the U.S. District Court for the District of Colorado approved a proposed settlement of the foregoing actions on a consolidated basis, and as a result, the actions have been dismissed, subject to the possibility of appeals.

On July 28, 2017, Mark Blau filed a shareholder derivative action in the U.S. District Court for the District of Colorado, making allegations similar to those of the several shareholder derivative actions described above, and adding further allegations related to the Board’s investigation of the foregoing matters, as well as customer illnesses and operational issues associated with two Chipotle restaurants in July 2017.  The action purports to state claims for damages on our behalf, and is based on statements in our SEC filings and related public disclosures, as well as media reports and company records. On April 17, 2018 this matter was dismissed in light of the approval of the settlement of the consolidated Gubricky actions described above.

In the event of any appeals of the shareholder derivative actions described above we intend to continue to vigorously defend the actions, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these actions.

Shareholder Class Actions

On January 8, 2016, Susie Ong filed a complaint in the U.S. District Court for the Southern District of New York on behalf of a purported class of purchasers of shares of our common stock between February 4, 2015 and January 5, 2016.  The complaint purports to state claims against us, each of the co-chief executive officers serving during the claimed class period and the chief financial officer under Sections 10(b) and 20(a) of the Exchange Act and related rules, based on our alleged failure during the claimed class period to disclose material information about our quality controls and safeguards in relation to consumer and employee health. The complaint asserts that those failures and related public statements were false and misleading and that, as a result, the market price of our stock was artificially inflated during the claimed class period. The complaint seeks damages on behalf of the purported class in an unspecified amount, interest, and an award of reasonable attorneys’ fees, expert fees and other costs.  On March 8, 2017, the court granted our motion to dismiss the complaint, with leave to amend.  The plaintiff filed an amended complaint on April 7, 2017.  On March 22, 2018, the court granted our motion to dismiss, with prejudice.  On April 20, 2018, the plaintiffs filed a motion for relief from the judgement and seeking leave to file a third amended complaint.

Additionally, on July 20, 2017, Elizabeth Kelley filed a complaint in the U.S. District Court for the District of Colorado on behalf of a purported class of purchasers of shares of our common stock between February 5, 2016 and July 19, 2017, with claims and factual allegations similar to the Ong complaint, based primarily on media reports regarding illnesses associated with a Chipotle restaurant in Sterling, Virginia.  We filed a motion to dismiss the amended complaint on February 12, 2018, and a ruling on the motion remains pending.

We intend to continue to vigorously defend the Ong and Kelley cases, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from either of these cases.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of our expected comparable restaurant sales increases for 2018, statements regarding planned investments in digital ordering and restaurant upgrades, projected new restaurant openings for 2018 and potential restaurant closures, projections of expected changes in marketing and promotional spend, other operating costs and general and administrative expense, and estimates of our effective tax rates and other statements of our expectations and plans, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2017, as updated in Part II, Item 1A. of this report.

Overview

Steve Ells, our founder and executive chairman, started Chipotle with the idea that food served fast did not have to be a typical fast food experience. Today, we continue to offer a focused menu of burritos, tacos, burrito bowls, and salads made from fresh, high-quality whole ingredients, prepared using classic cooking methods and served in an interactive style allowing our customers to get what they want. We seek out extraordinary ingredients that are not only fresh, but that are raised responsibly, with respect for the animals, land, and people who produce them. We prepare our food using real, whole ingredients and without the use of added colors, flavors or other additives typically found in fast food. Chipotle opened with a single restaurant in Denver in 1993 and as of March 31, 2018, we operated 2,441 restaurants.

2018 Highlights

Sales Trends. Comparable restaurant sales increases were 2.2% for the three months ended March 31, 2018, including the adverse impact of 0.5% as a result of previously-deferred revenue that was recognized in the first quarter of 2017 related to our limited-time Chiptopia Summer Rewards program.  Comparable restaurant sales increases were attributable to an increase in average check, including a 4.9% benefit from menu price increases that have been taken in almost all of our restaurants over the past twelve months, partially offset by 3.5% fewer transactions in our restaurants.  We expect full year 2018 comparable restaurant sales increases to be in the low single digits, including the impact of menu price increases. Comparable restaurant sales represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation.  Average restaurant sales were $1.941 million as of March 31, 2018, increasing from $1.931 million as of March 31, 2017.  We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

We continue to invest in improving our digital platforms and equipping select restaurants with an upgraded second make line dedicated to fulfilling out-of-restaurant orders. Sales from out-of-restaurant orders represented 8.8% of our revenue during the three months ended March 31, 2018, an increase from 7.9% of revenue during the three months ended March 31, 2017.

Restaurant Operating Costs.  Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue decreased to 80.5% in the first three months of 2018, as compared to 82.3% in the first three months of 2017.  The decrease was primarily due to lower promotional and marketing spend, and to a lesser extent to comparable restaurant sales increases, offset by wage inflation at the crew and manager level.

Restaurant Development. As of March 31, 2018, we had 2,441 restaurants in operation, including 2,397 Chipotle restaurants throughout the United States, 37 international Chipotle restaurants, and an investment in a consolidated entity that owns and operates seven Pizzeria Locale restaurants, a fast-casual pizza concept. We opened 35 restaurants and we closed or relocated two restaurants during the three months ended March 31, 2018. For 2018, we expect new restaurant openings in a range of approximately 130 to 150. Additionally, we are evaluating some of our underperforming restaurants and it is reasonably possible that we will close some locations later in 2018.

Management and Governance. We hired Brian Niccol as chief executive officer effective March 5, 2018, and at that time Steve Ells, our founder and prior chief executive officer, became executive chairman of our board of directors. Additionally, we hired Chris Brandt as our new chief marketing officer effective April 2, 2018, and Marissa Andrada as our chief human resources officer effective April 23, 2018.

Income Taxes. In December 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law, and among other changes, the TCJA lowered the U.S. corporate income tax rate from 35% to 21% beginning in 2018.  We expect our annual effective tax rate to be approximately 32.5% to 33.5%, which includes 4% related to stock-based compensation.  Our tax rate is subject to volatility from the tax effect of stock award exercises and vesting activities.  During the first quarter, our tax rate was higher by 8.1% due to discrete items in the quarter, primarily due to excess tax deficits on stock-based compensation.  We expect the 2016 stock awards that contain market conditions will also negatively impact our tax rate in the fourth quarter and we expect that the rate will be as high as 38.5%, which is included in the estimated annual effective tax rate.   During the second and third quarters, we expect our effective tax rate to be about 29%.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended March 31,
	2018	2017
Beginning of period	2,408	2,250
Openings	35	57
Relocations/closures	(2)	(1)
ShopHouse closures	-	(15)
Total restaurants at end of period	2,441	2,291

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs and depreciation and amortization generally increase.

Revenue

	Three months ended March 31,		%
	2018	2017	increase
	(dollars in millions)
Revenue	$1,148.4	$1,068.8	7.4%
Average restaurant sales	$1.941	$1.931	0.5%
Comparable restaurant sales increases	2.2%	17.8%
Number of restaurants as of the end of the period	2,441	2,291	6.5%
Number of restaurants opened in the period	35	57

The most significant factors contributing to the increase in revenue for the three months ended March 31, 2018, was $61.5 million in revenue from restaurants not yet in the comparable base, of which $7.1 million was attributable to restaurants opened in 2018, and comparable restaurant sales increases of $23.1 million. The increases were partially offset by $5.0 million related to restaurants closed since January 1, 2017. Comparable restaurant sales increases were attributable to an increase in average check, including a 4.9% benefit from menu price increases that have been taken in almost all of our restaurants over the past twelve months, partially offset by fewer transactions in our restaurants.

Food, Beverage and Packaging Costs

	Three months ended March 31,		%
	2018	2017	increase
	(dollars in millions)
Food, beverage and packaging	$371.9	$361.8	2.8%
As a percentage of revenue	32.4%	33.8%

Food, beverage and packaging costs declined as a percentage of revenue for the three months ended March 31, 2018. The benefit of menu price increases taken in almost all restaurants within the last 12 months and decreased paper cost and usage were partially offset by higher costs associated with preservative-free tortillas.

Labor Costs

	Three months ended March 31,		%
	2018	2017	increase
	(dollars in millions)
Labor costs	$318.9	$287.9	10.8%
As a percentage of revenue	27.8%	26.9%

Labor costs as a percentage of revenue increased for the three months ended March 31, 2018 primarily due to wage inflation at the crew and manager level, partially offset by comparable restaurant sales increases.

Occupancy Costs

	Three months ended March 31,		%
	2018	2017	increase
	(dollars in millions)
Occupancy costs	$85.3	$79.0	8.0%
As a percentage of revenue	7.4%	7.4%

Occupancy costs as a percentage of revenue remained flat for the three months ended March 31, 2018.

Other Operating Costs

	Three months ended March 31,		%
	2018	2017	decrease
	(dollars in millions)
Other operating costs	$148.1	$150.6	(1.7%)
As a percentage of revenue	12.9%	14.1%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue decreased for the three months ended March 31, 2018 primarily due to marketing and promotional spend decreasing to 1.8% of revenue in the first quarter of 2018, compared to 3.4% of revenue in the first quarter of 2017. The decrease was partially offset by increased spending on repairs and maintenance for work performed to our existing restaurants. We expect repairs and maintenance costs to remain elevated during 2018, and we expect to increase marketing and promotional expenses for the remainder of 2018 as we implement new strategies to attract customers to our restaurants. We expect marketing and promotional expenses for the full year to be at or slightly above 3.0% of revenue, and as a result, we expect other operating expenses to increase for the full year compared to the first quarter.

General and Administrative Expenses

	Three months ended March 31,		%
	2018	2017	increase
	(dollars in millions)
General and administrative expense	$77.1	$69.4	11.0%
As a percentage of revenue	6.7%	6.5%

General and administrative expense increased in dollar terms during the three months ended March 31, 2018. Increased headcount and higher bonus expenses compared to the first quarter of 2017 were partially offset by lower stock-based compensation expense as a result of forfeitures of stock and granting our annual stock awards later in the quarter than we did in the first quarter of 2017. We expect that general and administrative expenses will increase for the full year 2018 compared to the full year 2017 as a result of higher expected bonus costs and costs associated with the biennial All Managers Conference planned for September 2018.

Depreciation and Amortization

	Three months ended March 31,		%
	2018	2017	increase
	(dollars in millions)
Depreciation and amortization	$46.9	$39.3	19.4%
As a percentage of revenue	4.1%	3.7%

For the three months ended March 31, 2018, depreciation and amortization increased as a percent of revenue because we recorded accelerated depreciation on certain restaurant assets in anticipation of a large planned refresh project and certain equipment replacement projects which will result in the early retirement of some of our existing restaurant assets.  We expect depreciation for the remainder of 2018 to remain consistent with the first quarter of 2018 as we continue our work on remodel projects across many of our restaurants.

Loss on Disposal and Impairment of Assets

	Three months ended March 31,		%
	2018	2017	increase
	(dollars in millions)
Loss on disposal and impairment of assets	$4.9	$3.7	33.1%
As a percentage of revenue	0.4%	0.3%

Loss on disposal and impairment of assets increased in dollar terms for the three months ended March 31, 2018 primarily due to the write-down of substantially all of the value of the long-lived assets of our only TastyMade restaurant which was closed during the quarter. In the first quarter of both 2018 and 2017, we also recorded losses related to the closure of a small number of underperforming Chipotle restaurants.

Provision for Income Taxes

	Three months ended March 31,		%
	2018	2017	increase
	(dollars in millions)
Provision for income taxes	$34.8	$28.2	23.1%
Effective tax rate	36.9%	38.0%

For the full year 2018, we estimate our effective tax rate will be approximately 32.5% to 33.5% compared to 36.1% in 2017. The lower 2018 rate is due to a change in the U.S. corporate tax rate from 35% to 21%, offset by excess tax deficiencies related to stock award exercises and vesting, the impact of non-deductible items that were added or expanded by the TCJA, the prior year including a benefit for remeasurement of our deferred tax position due to the lower federal rate, and an increase in the effective state tax rate due to the impact of the state tax deduction at the lower federal rate. The quarter rate is higher than the estimated annual effective tax rate due to excess tax deficits for stock-based compensation and changes made to equity awards that were previously treated as deductible under section 162(m) of the Internal Revenue Code.

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

Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense and related tax rate impacts, the number and timing of new restaurants opened in a quarter, and anticipated and unanticipated events. New restaurants typically have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of March 31, 2018, we had a cash and short-term investment balance of $530.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to invest in, maintain, and refurbish our existing restaurants, to repurchase additional shares of our common stock subject to market conditions, and for general corporate purposes. As of March 31, 2018, $50.2 million remained available under previously-announced repurchase authorizations. On April 25, 2018, we announced that our Board of Directors authorized the expenditure of an additional $100 million to repurchase shares of common stock.  Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices, and range forward protocols under which we agree on a price range for the duration of that protocol. However, a majority of the dollar value of our purchases is effectively at spot prices. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of the particular ingredient. In several cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance.

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2018, we had $426.7 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in other assets, and $153.0 million in accounts with an earnings credit we classify as interest and other income, which combined earned a weighted-average interest rate of 1.30%.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2018, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM  1A.RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2018.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January		81,106	$323.00	81,106	$92,076,661
	Purchased 1/1 through 1/31
February		86,955	$292.53	86,955	$66,639,874
	Purchased 2/1 through 2/28
March		50,811	$322.71	50,811	$50,242,546
	Purchased 3/1 through 3/31
Total		218,872	$310.83	218,872	$50,242,546

(1)	Shares were repurchased pursuant to repurchase programs announced on May 23, 2017 and October 24, 2017.
(2)

This column does not include an additional $100 million in authorized repurchases announced on April 25, 2018. Each repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

ITEM  3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM  6.EXHIBITS

EXHIBIT INDEX

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	October 6, 2016	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
10.1	Stock Appreciation Rights Agreement between Steve Ells and Chipotle Mexican Grill, Inc.	-	-	-	-	X
10.2	Retention Agreement, dated January 9, 2018, between Jack Hartung and Chipotle Mexican Grill, Inc.	8-K	001-32731	January 12, 2018	10.1
10.3	Retention Agreement, dated January 9, 2018, between Mark Crumpacker and Chipotle Mexican Grill, Inc.	8-K	001-32731	January 12, 2018	10.2
10.4	Retention Agreement, dated January 9, 2018, between Curt Garner and Chipotle Mexican Grill, Inc.	-	-	-	-	X
10.5	Retention Agreement, dated January 9, 2018, between Scott Boatwright and Chipotle Mexican Grill, Inc.	-	-	-	-	X
10.6	Offer Letter, dated February 11, 2018, between Brian R. Niccol and Chipotle Mexican Grill, Inc.	8-K	001-32731	February 15, 2018	10.1
10.7	Non-Plan Inducement SOSARs Agreement between Brian R. Niccol and Chipotle Mexican Grill, Inc.	S-8	33-223467	March 6, 2018	4.3
10.8	Non-Plan Inducement RSUs Agreement between Brian R. Niccol and Chipotle Mexican Grill, Inc.	S-8	33-223467	March 6, 2018	4.4
10.9	Separation Agreement, dated March 13, 2018, between Mark Crumpacker and Chipotle Mexican Grill, Inc.	8-K	001-32731	March 14, 2018	10.1
10.10	Form of 2018 Performance Share Agreement	8-K/A	001-32731	April 3, 2018	10.1
10.11	Form of 2018 CEO SOSARs Agreement	8-K/A	001-32731	April 3, 2018	10.2
10.12	Form of 2018 Premium-priced SOSARs Agreement	8-K/A	001-32731	April 3, 2018	10.3
10.13	Offer Letter, dated March 9, 2018, between Christopher Brandt and Chipotle Mexican Grill, Inc.	-	-	-	-	X
10.14	Form of 2018 Stock Appreciation Rights Agreement	-	-	-	-	X
10.15	Form of 2018 Restricted Stock Units Agreement	-	-	-	-	X
10.16	Form of 2018 Restricted Stock Units Agreement - 12 month	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statement of Income for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to the Condensed Consolidated Financial Statements	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: April 25, 2018