Form 10-Q
period 2018-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2018-07-27
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-32731

______________________________

CHIPOTLE MEXICAN GRILL, INC.

(Exact name of registrant as specified in its charter)

______________________________

Delaware	84-1219301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1401 Wynkoop St., Suite 500 Denver, CO	80202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 595-4000

______________________________

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

As of July 23, 2018, there were 27,804,105 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,658	$184,569
Accounts receivable, net	23,702	40,453
Inventory	20,851	19,860
Prepaid expenses and other current assets	69,860	50,918
Income tax receivable	32,334	9,353
Investments	348,269	324,382
Total current assets	720,674	629,535
Leasehold improvements, property and equipment, net	1,333,949	1,338,366
Other assets	52,060	55,852
Goodwill	21,939	21,939
Total assets	$2,128,622	$2,045,692
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$95,597	$82,028
Accrued payroll and benefits	97,573	82,541
Accrued liabilities	161,991	159,324
Total current liabilities	355,161	323,893
Deferred rent	327,152	316,498
Deferred income tax liability	17,845	814
Other liabilities	36,457	40,042
Total liabilities	736,615	681,247
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2018 and December 31, 2017, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, 35,945 and 35,852 shares issued as of June 30, 2018 and December 31, 2017, respectively	359	359
Additional paid-in capital	1,328,489	1,305,090
Treasury stock, at cost, 8,133 and 7,826 common shares at June 30, 2018 and December 31, 2017, respectively	(2,435,109)	(2,334,409)
Accumulated other comprehensive income (loss)	(5,126)	(3,659)
Retained earnings	2,503,394	2,397,064
Total shareholders' equity	1,392,007	1,364,445
Total liabilities and shareholders' equity	$2,128,622	$2,045,692

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$1,266,520	$1,169,409	$2,414,917	$2,238,238
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	413,096	399,152	785,011	760,947
Labor	341,842	305,851	660,705	593,702
Occupancy	86,772	80,321	172,028	159,283
Other operating costs	175,171	163,685	323,240	314,294
General and administrative expenses	85,153	70,075	162,216	139,516
Depreciation and amortization	49,193	41,081	96,108	80,360
Pre-opening costs	2,014	2,903	4,663	6,972
Impairment, closure costs, and asset disposals	45,322	(384)	50,181	3,266
Total operating expenses	1,198,563	1,062,684	2,254,152	2,058,340
Income from operations	67,957	106,725	160,765	179,898
Interest and other income, net	2,323	1,049	3,717	2,237
Income before income taxes	70,280	107,774	164,482	182,135
Provision for income taxes	(23,396)	(41,044)	(58,152)	(69,285)
Net income	$46,884	$66,730	$106,330	$112,850
Earnings per share:
Basic	$1.69	$2.33	$3.82	$3.93
Diluted	$1.68	$2.32	$3.81	$3.92
Weighted-average common shares outstanding:
Basic	27,819	28,649	27,865	28,699
Diluted	27,935	28,800	27,942	28,825

Condensed Consolidated Statement of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$46,884	$66,730	$106,330	$112,850
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(1,580)	2,136	(1,448)	2,811
Unrealized gain (loss) on available-for-sale securities	108	(95)	49	(371)
Tax benefit (expense)	(26)	37	(68)	131
Other comprehensive income (loss), net of income taxes	(1,498)	2,078	(1,467)	2,571
Comprehensive income	$45,386	$68,808	$104,863	$115,421

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2018	2017
		(as adjusted)(1)
Operating activities
Net income	$106,330	$112,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,108	80,360
Deferred income tax (benefit) provision	16,948	(5,939)
Impairment, closure costs, and asset disposals	50,181	3,266
Bad debt allowance	106	181
Stock-based compensation expense	23,645	36,846
Other	(1,228)	(107)
Changes in operating assets and liabilities:
Accounts receivable	16,621	15,372
Inventory	(1,007)	(4,530)
Prepaid expenses and other current assets	(19,490)	(6,143)
Other assets	3,776	(938)
Accounts payable	14,451	8,271
Accrued liabilities	3,984	(21,856)
Income tax payable/receivable	(23,003)	8,480
Deferred rent	11,455	15,463
Other long-term liabilities	(3,459)	2,052
Net cash provided by operating activities	295,418	243,628
Investing activities
Purchases of leasehold improvements, property and equipment	(128,505)	(113,715)
Purchases of investments	(208,294)	(19,922)
Maturities of investments	185,000	80,000
Net cash used in investing activities	(151,799)	(53,637)
Financing activities
Acquisition of treasury stock	(101,801)	(103,827)
Stock plan transactions and other financing activities	(55)	9
Net cash used in financing activities	(101,856)	(103,818)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(715)	1,130
Net change in cash, cash equivalents, and restricted cash	41,048	87,303
Cash, cash equivalents, and restricted cash at beginning of period	214,170	116,370
Cash, cash equivalents, and restricted cash at end of period	$255,218	$203,673

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

We develop and operate restaurants that serve a focused menu of burritos, tacos, burrito bowls, and salads, made using fresh, high-quality ingredients. As of June 30, 2018, we operated 2,427 Chipotle restaurants throughout the United States as well as 38 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates two Pizzeria Locale restaurants, a fast-casual pizza concept. We managed our operations based on nine regions during the second quarter of 2018 and have aggregated our operations to one reportable segment.

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

2. Recent Accounting Standards

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The pronouncement requires lessees to recognize a liability for lease obligations, which represent the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosures of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We will adopt the requirements of the new lease standard effective January 1, 2019, and the pronouncement requires a modified retrospective adoption method. We plan to elect the transition package of three practical expedients permitted within the standard, which among other things, allows the carryforward of historical lease classifications, and we are further evaluating other optional practical expedients and policy elections. We are assessing the impact of the standard to our accounting policies, processes, disclosures, and internal control over financial reporting and we are implementing necessary upgrades to our existing lease system. The adoption of ASU 2016-02 will have a significant impact on our consolidated balance sheet because we will record material assets and obligations for current operating leases. We are still assessing the expected impact on our consolidated statements of income and cash flows.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the consolidated financial statements.

Recently Adopted Accounting Standards

During the first quarter of 2018, we retrospectively adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption did not have an impact on the condensed consolidated balance sheet, statements of income, or cash flows. The primary impact of adoption was the enhancement of our disclosures related to gift cards and certain promotional activity included in Note 4. “Revenue Recognition.”

During the first quarter of 2018, we retrospectively adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires restricted cash to be classified with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. Accordingly, we reclassified $28,536 of restricted cash into cash, cash equivalents, and restricted cash as of June 30, 2017, for a total balance of $203,673, which resulted in a $46 increase in net cash provided by operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2017. The adoption of the guidance also requires us to reconcile the cash balance presented on the condensed consolidated statement of cash flows to the cash balance presented on the condensed consolidated balance sheet, as well as make disclosures about the nature of restricted cash balances. See Note 3. “Restricted Cash” for these disclosures.

3. Restricted Cash

Restricted cash assets are primarily insurance-related restricted trust assets and are included in other assets on the condensed consolidated balance sheet. The table below reconciles the cash and cash equivalents balance on the condensed consolidated balance sheet and the restricted cash balance to the amount of cash reported on the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$225,658	$184,569
Restricted cash	29,560	29,601
Total cash, cash equivalents and restricted cash	$255,218	$214,170

4. Revenue Recognition

We recognize revenue, net of discounts and incentives, when payment is tendered at the point of sale. We report revenue net of sales-related taxes collected from customers and remitted to governmental taxing authorities. We recognize a liability for offers of free food by estimating the cost to satisfy the offer based on company-specific historical redemption patterns for similar promotions. These costs are recognized in other operating costs on the condensed consolidated statement of income and in accrued liabilities on the condensed consolidated balance sheet.

We sell gift cards which do not have expiration dates and we do not deduct non-usage fees from outstanding gift card balances. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) we determine the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over an eight-month period beginning at the date of the gift card sale and is included in revenue on the condensed consolidated statement of income. We have determined that 4% of gift card sales will not be redeemed and will be retained by us. Gift card liability balances are typically highest at the end of each calendar year following increased gift card sales during the holiday season; accordingly, revenue recognized from gift card liability balances is highest in the first quarter of each calendar year.

The gift card liability included in accrued liabilities on the condensed consolidated balance sheet is as follows:

	June 30,	December 31,
	2018	2017
Gift card liability	$45,129	$63,645

Revenue recognized on the condensed consolidated statement of income for the redemption of gift cards that were included in accrued liabilities at the beginning of the year is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue recognized from gift card liability balance at the beginning of the year	$6,289	$6,524	$30,529	$31,570

We offered a limited-time frequency program called Chiptopia Summer Rewards during the third quarter of 2016, which allowed customers to redeem certain rewards earned through the first quarter of 2017. We deferred revenue reflecting the portion of the original rewards that were earned by program participants and not redeemed by September 30, 2016, and we recorded a corresponding liability on the condensed consolidated balance sheet. The portion of revenue allocated to the rewards was based on the estimated value of the award earned and took into consideration company-specific historical redemption patterns for similar promotions. Revenue was recognized as an award was redeemed, or upon expiration. Revenue recognized from the deferred liability for the loyalty rewards balance as of December 31, 2016 was $5,489 for the six months ended June 30, 2017. No other amounts related to loyalty rewards have been recognized in revenue for any periods presented.

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

The following is a summary of available-for-sale securities:

	June 30,	December 31,
	2018	2017
Amortized cost	$348,712	$324,875
Unrealized gains (losses)	(443)	(493)
Fair value	$348,269	$324,382

The following is a summary of unrealized gains (losses) on available-for-sale securities recorded in other comprehensive income (loss) on the condensed consolidated statement of comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Unrealized gains (losses) on available-for-sale securities	$108	$(95)	$49	$(371)
Unrealized gains (losses) on available-for-sale securities, net of tax	$82	$(58)	$(19)	$(240)

Realized gains and losses on available-for-sale securities are recorded in interest and other income, net on the condensed consolidated statement of income. We had no realized gains or losses for the three and six months ended June 30, 2018 and 2017.

We also maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in other assets on the condensed consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $16,483 and $19,887 as of June 30, 2018, and December 31, 2017, respectively. We record trading gains and losses in general and administrative expenses on the condensed consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

The following table sets forth unrealized gains (losses) on trading securities held in the rabbi trust:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Unrealized gains (losses) on trading securities held in rabbi trust	$38	$359	$(1,585)	$822

6. Corporate Restructuring Costs

On May 23, 2018, we announced that we will open a headquarters office in Newport Beach, California, consolidate certain corporate administrative functions into our existing office in Columbus, Ohio, and close our existing headquarters offices in Denver, Colorado, as well as additional corporate offices in New York, New York. All affected employees were either offered an opportunity to continue in the new organization or were offered a severance package, which was communicated throughout the week ended June 22, 2018. As a result, we expect to incur corporate restructuring costs aggregating approximately $70,000 to $80,000.

We record severance as a one-time termination benefit and recognize the expense ratably over the employees’ required future service period. We record a liability for lease termination costs consisting of the net present value of remaining lease obligations, net of estimated sublease rentals that could be reasonably obtained, at the date we cease using a property, and measure fair value using Level 3 inputs (unobservable inputs). All other costs, including other employee transition costs, recruitment and relocation costs, other office closure costs, and third-party costs, are recognized in the period incurred.

During the three and six months ended June 30, 2018, we recorded restructuring charges of $3,900 and a cumulative adjustment to reduce stock-based compensation expense of $6,426 in general and administrative expenses on the condensed consolidated statement of income. Further, during the three and six months ended June 30, 2018, we recorded $16,299 in impairment, closure costs, and asset disposals on the condensed consolidated statement of income, of which $15,196 was lease termination and other office closure costs and $1,103 was non-cash impairment for office-related assets.

We expect to recognize additional costs associated with the restructuring into 2019 of approximately $57,000 to $66,000, including cash expenditures related to (i) employee severance and other employee transition costs of approximately $23,000 to $26,000, (ii) recruitment and relocation costs of approximately $15,000 to $16,000, (iii) lease termination and other office closure costs of approximately $9,000 to $13,000, and (iv) third-party and other costs of approximately $1,000. We also expect additional incremental stock-based compensation costs associated with the restructuring of approximately $9,000 to $10,000. See Note 9. “Stock-based Compensation” below for discussion of stock-based compensation expense related to the restructuring.

Restructuring costs recorded in the three and six months ended June 30, 2018 consisted of the following:

Three and Six months ended June 30,
2018
Employee severance and other employee transition costs	$493
Recruitment and relocation costs	207
Lease termination and other office closure costs	15,196
Third-party and other costs	3,200
19,096
Impairment for office-related assets	1,103
Stock-based compensation (1)	(6,426)
Total restructuring costs	$13,773

(1)

Cumulative adjustment to reduce stock-based compensation expense as we reduced our estimate of the number of certain awards that we expect will vest. See Note 9. “Stock-based Compensation” below for discussion of stock-based compensation expense related to the restructuring.

As of June 30, 2018, the accruals for our corporate restructuring costs are included in accrued liabilities on the condensed consolidated balance sheet and totaled $16,785. The following table summarizes the activity included in our restructuring liability for the six months ended June 30, 2018:

	Balance December 31, 2017	Charges	Payments	Balance June 30, 2018
Employee severance and other employee transition costs	$-	$493	$-	$493
Recruitment and relocation costs	-	207	(207)	-
Lease termination and other office closure costs	-	15,196	(499)	14,697
Third-party and other costs	-	3,200	(1,605)	1,595
Total restructuring liability	$-	$19,096	$(2,311)	$16,785

7. Restaurant Closures and Impairment of Long-Lived Assets

Following an evaluation of underperforming restaurants, we determined that we will close approximately 55 to 65 restaurants beginning in the second quarter of 2018 and continuing over the next several quarters. We closed one Chipotle restaurant and five Pizzeria Locale restaurants due to underperformance during the three months ended June 30, 2018. Primarily in connection with these planned restaurant closures, during the three and six months ended June 30, 2018, we recognized non-cash impairment charges of $25,166 ($18,507 net of tax, as well as $0.67 and $0.66 per basic and diluted earnings per share for the three months ended June 30, 2018 and $0.66 per basic and diluted earnings per share for the six months ended June 30, 2018). The impairment charges were recognized in impairment, closure costs, and asset disposals on the condensed consolidated statement of income and represented a write down of a large portion of the associated long-lived asset value related to those restaurants. The fair value of the long-lived assets was determined using valuation techniques including discounting future cash flows and market-based analyses to determine resale value, both of which are Level 3 inputs (unobservable inputs).

We record a liability for lease termination costs consisting of the net present value of remaining lease obligations, net of estimated sublease rentals that could be reasonably obtained, at the date we cease using a property, and measure fair value using Level 3 inputs (unobservable inputs) based on a discounted cash flow method. During the three and six months ended June 30, 2018, we recorded $716 in connection with the restaurants closed due to underperformance in impairment, closure costs, and asset disposals on the condensed consolidated statement of income. On July 26, 2018, we completed the closure of an additional 29 Chipotle restaurants, and we expect to incur additional charges for these and the remaining planned restaurant closures over the next several quarters as we cease using the properties for lease termination costs of approximately $8,000 to $17,000 and accelerated depreciation of approximately $7,000 to $8,000.

8. Shareholders’ Equity

Through June 30, 2018, we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate, authorized expenditures of up to $2.5 billion. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.

The following table summarizes common stock repurchases under authorized programs:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Shares of common stock repurchased	75	103	294	244
Total cost of common stock repurchased	$28,377	$46,689	$96,415	$104,648

As of June 30, 2018, $121,868 was available to repurchase shares under the announced repurchase authorizations. Shares repurchased are being held in treasury stock until such time as they are reissued or retired at the discretion of the Board of Directors.

During the six months ended June 30, 2018, 13 shares of common stock at a total cost of $4,285 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

9. Stock-based Compensation

During the six months ended June 30, 2018, we granted stock only stock appreciation rights (“SOSARs”) on 647 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $72.04 per share with a weighted-average exercise price of $388.86 per share with some based on the closing price of common stock on the date of grant and some at a premium to the closing price ranging from 110% to 160%. The SOSARs generally vest in two equal installments on the second and third anniversary of the grant date; however, 168 vest in three equal annual installments beginning on the first anniversary of the grant date and 175 vest after 18 months from the grant date. During the six months ended June 30, 2018, 298 SOSARs were exercised, 95 SOSARs were forfeited, and 1 SOSAR expired.

During the six months ended June 30, 2018, we granted restricted stock units (“RSUs”) on 110 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $325.58 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. During the six months ended June 30, 2018, 3 RSUs vested and 11 RSUs were forfeited.

During the six months ended June 30, 2018, we awarded 29 performance shares (“PSUs”) that are subject to service and performance vesting conditions. The PSUs had a weighted-average grant date fair value of $327.58 per share and vest based on our growth in comparable restaurant sales and average restaurant margin over defined periods. The quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest.

During the six months ended June 30, 2018, 29 PSUs that were subject to service, market and performance conditions vested, and 24 shares that were subject to service, performance and/or market conditions were forfeited for failure to meet the specified performance levels or service requirements.

We estimate forfeitures when determining the amount of stock-based compensation costs to be recognized in each period. As a result of the transition of employees in connection with the corporate restructuring described in Note 6. “Corporate Restructuring Costs,” we reduced our estimate of the number of certain SOSAR and RSU awards that we expect will vest. During the six months ended June 30, 2018, this resulted in a cumulative adjustment to reduce expense of $6,426 ($4,726 net of tax as well as $0.17 to basic and diluted earnings per share). On July 23, 2018, in connection with the restructuring, we modified service requirements for certain SOSAR and RSU awards for approximately 320 employees, which will result in total estimated incremental expense of $9,000 to $10,000 and will be recognized over various employee service periods through the first quarter of 2019.

The following table sets forth total stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense	$11,660	$20,783	$24,036	$37,476
Stock-based compensation expense, net of tax	$8,575	$12,713	$17,676	$22,924
Stock-based compensation expense recognized as capitalized development	$112	$393	$391	$630
Excess tax benefit (deficit) on stock-based compensation recognized in provision for income taxes	$(431)	$422	$(5,973)	$664

10. Income Taxes

The effective tax rate differs from the statutory tax rate as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Statutory U.S. federal income tax rate	21.0%	35.0%	21.0%	35.0%
State income tax, net of related federal income tax benefit	6.3	4.3	6.3	4.3
Foreign operations	0.8	0.7	0.8	0.7
Federal credits	(1.8)	(1.1)	(1.8)	(1.1)
Executive compensation disallowed	2.1	0.1	2.1	0.1
Meals and entertainment	1.6	-	1.6	-
Other	2.7	(0.2)	0.5	(0.2)
Discrete items	0.6	(0.7)	4.9	(0.8)
Effective income tax rate	33.3%	38.1%	35.4%	38.0%

The 2017 Tax Cuts and Jobs Act (the “TCJA”) lowered the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The reduction was offset by an increase in the effective state tax rate due to the impact of state tax deductions at the lower federal tax rate, and the impact of non-deductible items that were added or expanded by the TCJA. The tax rate was further impacted during the three and six months ended June 30, 2018, by excess tax deficits on stock-based compensation.

In 2017, we recorded a tax benefit of $6,047, which we believed was the impact of the enactment of the TCJA. The benefit was based on currently available information and interpretations, which are continuing to evolve, and as a result, the benefit is considered provisional. We continue to update our analysis related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. Based on supplemental legislation issued during 2018, we recorded additional tax expense of $399 during the six months ended June 30, 2018. We will continue to refine such amounts within the measurement period as provided by Staff Accounting Bulletin Number 118. We expect to complete our analysis no later than the fourth quarter of 2018.

11. Earnings Per Share

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

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock awards subject to performance conditions	108	247	100	244
Stock awards that were antidilutive	2,061	1,506	2,144	1,482
Total stock awards excluded from diluted earnings per share	2,169	1,753	2,244	1,726

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$46,884	$66,730	$106,330	$112,850
Shares:
Weighted-average number of common shares outstanding	27,819	28,649	27,865	28,699
Dilutive stock awards	116	151	77	126
Diluted weighted-average number of common shares outstanding	27,935	28,800	27,942	28,825
Basic earnings per share	$1.69	$2.33	$3.82	$3.93
Diluted earnings per share	$1.68	$2.32	$3.81	$3.92

12. Commitments and Contingencies

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

As of June 30, 2018, we had a balance of $30,000 included in accrued liabilities on the condensed consolidated balance sheet which represents an estimate of potential liabilities associated with anticipated claims and assessments by payment card networks in connection with the data security incident. We may ultimately be subject to liabilities greater than or less than the amount accrued.

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

Shareholder Derivative Actions

During the three months ended June 30, 2018, all of the pending shareholder derivative lawsuits described in our previous quarterly report on Form 10-Q were resolved.

Shareholder Class Actions

On January 8, 2016, Susie Ong filed a complaint in the U.S. District Court for the Southern District of New York on behalf of a purported class of purchasers of shares of our common stock between February 4, 2015 and January 5, 2016. The complaint purports to state claims against us, each of the co-chief executive officers serving during the claimed class period and the chief financial officer under Sections 10(b) and 20(a) of the Exchange Act and related rules, based on our alleged failure during the claimed class period to disclose material information about our quality controls and safeguards in relation to consumer and employee health. The complaint asserts that those failures and related public statements were false and misleading and that, as a result, the market price of our stock was artificially inflated during the claimed class period. The complaint seeks damages on behalf of the purported class in an unspecified amount, interest, and an award of reasonable attorneys’ fees, expert fees and other costs. On March 8, 2017, the court granted our motion to dismiss the complaint, with leave to amend. The plaintiff filed an amended complaint on April 7, 2017. On March 22, 2018, the court granted our motion to dismiss, with prejudice. On April 20, 2018, the plaintiffs filed a motion for relief from the judgment and seeking leave to file a third amended complaint, and a ruling on the motion remains pending.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including estimates of restructuring-related costs, projections of our expected comparable restaurant sales increases for 2018, projected new restaurant openings for 2018, projected restaurant closures and the resulting financial impacts, projections of expected marketing and promotional spend, general and administrative expenses, depreciation and amortization, estimates of our effective tax rates and other statements of our expectations and plans, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2017, as updated in Part II, Item 1A. of this report.

Overview

As of June 30, 2018, we operated 2,467 restaurants in the United States, Canada, the United Kingdom, France and Germany. We are committed to making our food more accessible to everyone while continuing to be a brand with a demonstrated purpose. Steve Ells, our founder and executive chairman, first opened Chipotle starting with a single restaurant in Denver, Colorado in 1993.

2018 Highlights

Corporate Restructuring. On May 23, 2018 we announced that we will open a headquarters office in Newport Beach, California, consolidate certain corporate administrative functions into our existing office in Columbus, Ohio, and close our existing headquarters offices in Denver, Colorado, as well as additional corporate offices in New York, New York. All affected employees were either offered an opportunity to continue in the new organization or were offered a severance package, which was communicated throughout the week ended June 22, 2018. As a result, we expect to incur corporate restructuring costs aggregating approximately $70.0 million to $80.0 million. During the three and six months ended June 30, 2018, we recognized restructuring charges of $3.9 million and a cumulative adjustment to reduce stock-based compensation expense of $6.4 million in general and administrative expenses. Further, we recognized $16.3 million in impairment, closure costs, and asset disposals, of which $15.2 million was lease termination and other office closure costs and $1.1 million was non-cash impairment for office-related assets. We expect to recognize additional costs associated with the restructuring into 2019 of approximately $57.0 million to $66.0 million. For additional information, please see Note 6. “Corporate Restructuring Costs” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” in Part I, as well as Part II, Item 1A. “Risk Factors—Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention.”

Sales Trends. Comparable restaurant sales increased 2.8% for first six months of 2018, including the adverse impact of 0.2% as a result of previously-deferred revenue that was recognized in the first quarter of 2017 related to our limited-time Chiptopia Summer Rewards program, and 3.3% for the three months ended June 30, 2018. Comparable restaurant sales increases for the first six months of 2018 were attributable to an increase in average check, including a 4.5% benefit for the first six months of 2018 from menu price increases that were implemented in all of our restaurants in stages beginning in April 2017, partially offset by 2.6% fewer comparable restaurant transactions. For the three months ended June 30, 2018, the benefit from menu price increases was 4.0%, and comparable restaurant transactions declined 1.8%. We expect full year 2018 comparable restaurant sales increases to be in the low to mid-single digits, including the impact of menu price increases. Comparable restaurant sales and transactions represent the change in period-over-period sales or transactions for restaurants in operation for at least 13 full calendar months. Average restaurant sales were $1.950 million as of June 30, 2018, a slight decrease from $1.957 million as of June 30, 2017, but increasing from $1.940 million as of December 31, 2017. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

We continue to invest in improving our digital platforms and equipping select restaurants with an upgraded second make line dedicated to fulfilling out-of-restaurant orders. Sales from out-of-restaurant orders represented 9.7% of our revenue during the six months ended June 30, 2018, an increase from 8.3% of revenue during the six months ended June 30, 2017.

Restaurant Operating Costs.  Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue decreased to 80.4% in the six months ended June 30, 2018, as compared to 81.7% in the six months ended June 30, 2017. The decrease was primarily due to comparable restaurant sales increases, and to a lesser extent lower marketing and promotional spend, partially offset by wage inflation at the crew level.

Restaurant Development. As of June 30, 2018, we had 2,467 restaurants in operation, including 2,427 Chipotle restaurants throughout the United States, 38 international Chipotle restaurants, and an investment in a consolidated entity that owns and operates two Pizzeria Locale restaurants, a fast-casual pizza concept. We opened 34 new restaurants and closed three Chipotle restaurants and five Pizzeria Locale restaurants during the three months ended June 30, 2018 and opened 69 new restaurants and closed ten restaurants, including five Pizzeria Locale restaurants, during the six months ended June 30, 2018. For the full year, we expect new restaurant openings at the lower end of our previously-announced range of approximately 130 to 150.

Restaurant Closures. Following an evaluation of underperforming restaurants during the three months ended June 30, 2018 we determined that we will close approximately 55 to 65 restaurants beginning in the second quarter of 2018 and continuing over the next several quarters. During the three months ended June 30, 2018, we closed one Chipotle restaurant and five Pizzeria Locale restaurants due to underperformance. Primarily in connection with these planned restaurant closures, in the three and six months ended June 30, 2018, we incurred non-cash impairment charges of $25.2 million to write down a large portion of the associated long-lived asset values related to those restaurants. On July 26, 2018, we completed the closure of 29 additional Chipotle restaurants, and we expect to incur additional charges for these and the remaining restaurant closures over the next several quarters, comprised of lease termination costs of approximately $8.0 million to $17.0 million and accelerated depreciation of approximately $7.0 to $8.0 million.  For additional information, please see Note 7. “Restaurant Closures and Impairment of Long-Lived Assets” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements.” in Part I, as well as Part II, Item 1A. “Risk Factors—Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention.”

Income Taxes.  In December 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law, and among other changes, the TCJA lowered the U.S. corporate income tax rate from 35% to 21% beginning in 2018. We expect our 2018 annual effective tax rate to be approximately 35.5% to 36.5%, which includes up to 5% related to stock-based compensation. Our estimated annual effective tax rate increased from our estimate in the three months ended March 31, 2018 primarily due to the impact on our pre-tax income of restructuring and impairment costs. Our tax rate is subject to volatility from the tax effect of stock award exercises and vesting activities. During the third quarter of 2018, we expect our effective tax rate to be about 30.3%. During the fourth quarter, we expect the 2016 stock awards that contain market conditions likely will also negatively impact our effective tax rate and that the rate may be as high as 43.0%.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning of period	2,441	2,291	2,408	2,250
Openings	34	50	69	107
Chipotle relocations/closures	(3)	(2)	(5)	(3)
ShopHouse closures	-	-	-	(15)
Pizzeria Locale closures	(5)	-	(5)	-
Total restaurants at end of period	2,467	2,339	2,467	2,339

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section. As our business grows and we open more restaurants and hire more employees, our aggregate restaurant operating costs and depreciation and amortization generally increase.

Revenue

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2017	increase/(decrease)	2018	2017	increase/(decrease)
	(dollars in millions)			(dollars in millions)
Revenue	$1,266.5	$1,169.4	8.3%	$2,414.9	$2,238.2	7.9%
Average restaurant sales	$1.950	$1.957	(0.4%)	$1.950	$1.957	(0.4%)
Comparable restaurant sales increases	3.3%	8.1%		2.8%	12.5%
Number of restaurants as of the end of the period	2,467	2,339	5.5%	2,467	2,339	5.5%
Number of restaurants opened in the period	34	50		69	107

The most significant factors contributing to the increase in revenue for the three months ended June 30, 2018, were $61.4 million in revenue from restaurants not yet in the comparable base, of which $22.2 million was attributable to restaurants opened in 2018, and comparable restaurant sales increases of $35.4 million.

For the six months ended June 30, 2018, revenue from restaurants not yet in the comparable restaurant base contributed $123.7 million to the revenue increase, of which $29.3 million was attributable to restaurants opened in 2018, and comparable restaurant sales increases contributed $53.0 million. For the three and six months ended June 30, 2018, the increase in comparable restaurant sales was attributable to an increase in average check, including a 4.5% benefit from menu price increases that were implemented in all of our restaurants in stages beginning in April 2017, partially offset by 2.6% fewer comparable restaurant transactions.

Food, Beverage and Packaging Costs

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2017	increase	2018	2017	increase
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$413.1	$399.2	3.5%	$785.0	$760.9	3.2%
As a percentage of revenue	32.6%	34.1%		32.5%	34.0%

Food, beverage and packaging costs decreased as a percentage of revenue for the three and six months ended June 30, 2018. The decreases were primarily due to the benefit of menu price increases taken in almost all restaurants within the last 12 months and relief in avocado prices, partially offset by elevated beef prices.

Labor Costs

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2017	increase	2018	2017	increase
	(dollars in millions)			(dollars in millions)
Labor costs	$341.8	$305.9	11.8%	$660.7	$593.7	11.3%
As a percentage of revenue	27.0%	26.2%		27.4%	26.5%

Labor costs as a percentage of revenue increased for the three and six months ended June 30, 2018, primarily due to wage inflation at the crew level, partially offset by comparable restaurant sales increases.

Occupancy Costs

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2017	increase	2018	2017	increase
	(dollars in millions)			(dollars in millions)
Occupancy costs	$86.8	$80.3	8.0%	$172.0	$159.3	8.0%
As a percentage of revenue	6.9%	6.9%		7.1%	7.1%

Occupancy costs as a percentage of revenue remained flat for the three and six months ended June 30, 2018.

Other Operating Costs

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2017	increase	2018	2017	increase
	(dollars in millions)			(dollars in millions)
Other operating costs	$175.2	$163.7	7.0%	$323.2	$314.3	2.8%
As a percentage of revenue	13.8%	14.0%		13.4%	14.0%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue decreased for the three and six months ended June 30, 2018, primarily due to lower marketing and promotional spend partially offset by increased spending on repairs and maintenance for work performed to our existing restaurants. We expect repairs and maintenance costs to remain elevated during 2018. For the full year, we expect marketing and promotional expenses to be at or slightly above 3.0% of revenue.

General and Administrative Expenses

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2017	increase	2018	2017	increase
	(dollars in millions)			(dollars in millions)
General and administrative expense	$85.2	$70.1	21.5%	$162.2	$139.5	16.3%
As a percentage of revenue	6.7%	6.0%		6.7%	6.2%

General and administrative expense increased in dollar terms during the three and six months ended June 30, 2018, primarily due to increased headcount and higher bonus expenses, combined with increased expense related to several company initiatives to support our restaurant growth, including digitizing our restaurant experience and operational leadership changes, and increased legal and corporate restructuring expenses. These increases were partially offset by a decrease in stock-based compensation expense due to reducing our estimate of the number of certain SOSAR and RSU awards we expect to vest in connection with the corporate restructuring described above under “2018 Highlights - Corporate Restructuring,” and granting our annual stock awards later in the year as compared to 2017. We expect to incur additional general and administrative expense related to corporate restructuring, consisting of cash expenditures related to employee severance and other employee transition costs of approximately $23.0 million to $26.0 million, recruitment and relocation costs of approximately $15.0 million to $16.0 million, third-party and other costs of approximately $1.0 million, and stock-based compensation costs of approximately $9.0 million to $10.0 million. We expect to continue to recognize costs associated with the restructuring into 2019.

Depreciation and Amortization

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2017	increase	2018	2017	increase
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$49.2	$41.1	19.7%	$96.1	$80.4	19.6%
As a percentage of revenue	3.9%	3.5%		4.0%	3.6%

For the three and six months ended June 30, 2018, depreciation and amortization increased as a percent of revenue because we recorded accelerated depreciation on certain restaurant assets in connection with a large refresh project and certain equipment replacement projects which will result in the early retirement of some of our existing restaurant assets. We expect depreciation for the remainder of 2018 to remain relatively consistent with the first six months of 2018, as we will largely complete our work on remodel projects across many of our restaurants during the third and fourth quarters of 2018, offset by increased accelerated depreciation on assets associated with restaurant closures and office closures over the next several quarters of approximately $7.0 million to $8.0 million.

Impairment, Closure Costs, and Asset Disposals

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2017	increase	2018	2017	increase
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$45.3	$(0.4)	n/m*	$50.2	$3.3	n/m*
As a percentage of revenue	3.6%	0.0%		2.1%	0.1%

*Not meaningful

Impairment, closure costs, and asset disposals increased in dollar terms for the three and six months ended June 30, 2018, primarily due to the planned closures of underperforming restaurants and the write down of a large portion of the associated long-lived asset values, as well as lease termination costs and impairment related to office closures. We expect to incur additional cash expenditures related to lease termination costs associated with underperforming restaurants we plan to close of approximately $8.0 million to $17.0 million over the next several quarters. Over the same period, we also expect to incur additional cash expenditures related to lease termination costs associated with office closures in connection with our corporate restructuring of approximately $9.0 million to $13.0 million.

Provision for Income Taxes

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2017	decrease	2018	2017	decrease
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$23.4	$41.0	(43.0%)	$58.2	$69.3	(16.1%)
Effective tax rate	33.3%	38.1%		35.4%	38.0%

For the full year 2018, we estimate our effective tax rate will be approximately 35.5% to 36.5% compared to 36.1% in 2017. The 2018 rate is impacted by a change in the U.S. corporate income tax rate from 35% to 21%, offset by excess tax deficits related to stock award exercises and vesting, the impact of non-deductible items that were added or expanded by the TCJA, and an increase in the effective state tax rate due to the impact of the state tax deduction at the lower federal rate. The second quarter rate was lower than the estimated annual effective tax rate due to excess tax deficits for stock-based compensation that were recorded in the first quarter and additional excess tax deficits that we likely will realize in the fourth quarter.

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

Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense and related tax rate impacts, the number and timing of new restaurants opened in a quarter, closure of restaurants, and anticipated and unanticipated events. New restaurants typically have lower margins following opening as a result of the expenses associated with opening new restaurants and their operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of June 30, 2018, we had a cash and short-term investment balance of $573.9 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business and to invest in, maintain, and refurbish our existing restaurants, to repurchase additional shares of our common stock subject to market conditions, to execute the corporate restructuring described above under “2018 Highlights - Corporate Restructuring,” and for general corporate purposes. As of June 30, 2018, $121.9 million remained available under previously-announced repurchase authorizations. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients. In addition, we generally have the right to pay for the purchase of food, beverage and supplies some time after the receipt of those items, generally within ten days, thereby reducing the need for incremental working capital to support our growth.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. Except as set forth below, we had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2017.

Lease Termination and Closure Costs

We record lease termination costs consisting of remaining lease obligations, net of estimated sublease rentals that could be reasonably obtained. We record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date we cease using a property. Any subsequent adjustments to the liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Our estimates of sublease income are subject to a high degree of judgment and may differ from actual sublease income and materially impact our operating results and cash flows.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level, or in the case of a potential relocation or closure, at the restaurant level. We manage our restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We make significant judgments to estimate future undiscounted cash flows and asset fair values. Estimates of future cash flows are highly subjective judgments based on internal projections and knowledge of our operations, historical performance, and trends in sales and restaurant operating costs, and can be significantly impacted by changes in our business or economic conditions. The determination of asset fair value is also subject to significant judgment and utilizes valuation techniques including discounting estimated future cash flows and market-based analyses to determine resale value. If our estimates or underlying assumptions, including discount rate, change in the future, our operating results may be materially impacted.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2018, we had $479.4 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in other assets, and $126.4 million in accounts with an earnings credit we classify as interest and other income, which combined earned a weighted-average interest rate of 1.46%.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2018, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 12. “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2017.

Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention.

On May 23, 2018 we announced that we will open a headquarters office in Newport Beach, California, consolidate certain corporate administrative functions into our existing office in Columbus, Ohio, and close our existing headquarters offices in Denver, Colorado, as well as additional corporate offices in New York, New York. As a result, we expect to incur corporate restructuring costs aggregating approximately $70.0 million to $80.0 million, including total costs of $57.0 million to $66.0 million that we have not yet recognized in our financial statements and which we expect to incur beginning in the third quarter of 2018 and continuing into 2019. These expenses will adversely impact our results of operations during the relevant periods and will reduce our cash position. Additionally, the amount of these estimated expenses, as well as our ability to achieve the anticipated benefits of our restructuring activities, are subject to assumptions and uncertainties. There is no assurance that we will successfully implement, or fully realize the anticipated benefits of, our restructuring activities or execute successfully on our relocation and restructuring plan, in the timeframes we desire or within our expected range of expenses, or at all. If we fail to realize the anticipated benefits from these measures, or if we incur charges or costs in amounts that are greater than anticipated, our financial condition and operating results may be adversely affected.

In addition, in connection with the announcement that we plan to relocate our headquarters office functions, we have experienced significant attrition in our corporate support workforce and we expect the elevated attrition rate among our corporate support employees to continue. We will also be required to hire and train a significant number of new employees to replace corporate support employees who leave in connection with our restructuring activities. The increased turnover we are experiencing in our support teams could distract our employees, decrease employee morale and make it more difficult to retain and hire new talent, and harm our reputation. The turnover and any resulting distraction could negatively impact the overall performance of our corporate support teams, resulting in inefficiencies, higher short- or long-term costs, or decreased productivity in numerous support or administrative functions, and the costs to hire new talent may be more significant than we currently expect. As a result of these or other similar risks, our business, results of operations and financial condition may be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2018.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April		43,479	$332.34	43,479	$135,792,574
	Purchased 4/1 through 4/30
May		17,739	$428.14	17,739	$128,197,827
	Purchased 5/1 through 5/31
June		13,904	$455.28	13,904	$121,867,621
	Purchased 6/1 through 6/30
Total		75,122	$377.72	75,122	$121,867,621
(1)	Shares were repurchased pursuant to a $100 million repurchase program announced on October 24, 2017.
(2)

This column includes an additional $100 million in authorized repurchases announced on April 25, 2018. Each repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	October 6, 2016	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
10.1	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	8-K	001-32731	May 24, 2018	10.1
10.2	Board Pay Policies effective May 22, 2018	8-K	001-32731	May 24, 2018	10.2
10.3	Supplemental Deferred Investment Plan	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statement of Income for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to the Condensed Consolidated Financial Statements	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: July 26, 2018