Form 10-Q
period 2018-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2018-10-26
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

______________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 23, 2018, there were 27,787,300 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$343,028	$184,569
Accounts receivable, net	26,868	40,453
Inventory	18,285	19,860
Prepaid expenses and other current assets	55,406	50,918
Income tax receivable	21,697	9,353
Investments	327,787	324,382
Total current assets	793,071	629,535
Leasehold improvements, property and equipment, net	1,361,440	1,338,366
Restricted cash	29,580	29,601
Other assets	24,842	26,251
Goodwill	21,939	21,939
Total assets	$2,230,872	$2,045,692
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$103,486	$82,028
Accrued payroll and benefits	127,302	82,541
Accrued liabilities	171,998	159,324
Total current liabilities	402,786	323,893
Deferred rent	327,804	316,498
Deferred income tax liability	27,322	814
Other liabilities	37,123	40,042
Total liabilities	795,035	681,247
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock $0.01 par value, 230,000 shares authorized, 35,966 and 35,852 shares issued as of September 30, 2018 and December 31, 2017, respectively	360	359
Additional paid-in capital	1,353,071	1,305,090
Treasury stock, at cost, 8,174 and 7,826 common shares at September 30, 2018 and December 31, 2017, respectively	(2,454,337)	(2,334,409)
Accumulated other comprehensive income (loss)	(4,855)	(3,659)
Retained earnings	2,541,598	2,397,064
Total shareholders' equity	1,435,837	1,364,445
Total liabilities and shareholders' equity	$2,230,872	$2,045,692

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$1,225,007	$1,128,074	$3,639,924	$3,366,312
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	409,213	394,567	1,194,224	1,155,514
Labor	332,865	306,862	993,570	900,564
Occupancy	86,691	83,199	258,719	242,482
Other operating costs	167,488	162,312	490,728	476,606
General and administrative expenses	109,524	99,182	271,740	238,698
Depreciation and amortization	52,654	41,546	148,762	121,906
Pre-opening costs	2,127	2,792	6,790	9,764
Impairment, closure costs, and asset disposals	6,454	6,747	56,635	10,013
Total operating expenses	1,167,016	1,097,207	3,421,168	3,155,547
Income from operations	57,991	30,867	218,756	210,765
Interest and other income, net	2,493	1,275	6,210	3,512
Income before income taxes	60,484	32,142	224,966	214,277
Provision for income taxes	(22,280)	(12,532)	(80,432)	(81,817)
Net income	$38,204	$19,610	$144,534	$132,460
Earnings per share:
Basic	$1.37	$0.69	$5.19	$4.63
Diluted	$1.36	$0.69	$5.17	$4.62
Weighted-average common shares outstanding:
Basic	27,802	28,415	27,844	28,604
Diluted	28,017	28,439	27,967	28,696

Condensed Consolidated Statement of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$38,204	$19,610	$144,534	$132,460
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	249	1,778	(1,199)	4,589
Unrealized gain (loss) on available-for-sale securities	29	272	78	(99)
Tax benefit (expense)	(7)	(104)	(75)	27
Other comprehensive income (loss), net of income taxes	271	1,946	(1,196)	4,517
Comprehensive income	$38,475	$21,556	$143,338	$136,977

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2018	2017
		(as adjusted)(1)
Operating activities
Net income	$144,534	$132,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,762	121,906
Deferred income tax (benefit) provision	26,424	(11,323)
Impairment, closure costs, and asset disposals	56,635	10,013
Bad debt allowance	116	181
Stock-based compensation expense	48,219	54,596
Other	(1,933)	(126)
Changes in operating assets and liabilities:
Accounts receivable	13,442	16,477
Inventory	1,562	(7,023)
Prepaid expenses and other current assets	(5,041)	(4,890)
Other assets	1,500	(909)
Accounts payable	18,183	14,771
Accrued liabilities and accrued payroll and benefits	38,092	35,514
Income tax payable/receivable	(12,366)	(7,810)
Deferred rent	17,096	22,410
Other long-term liabilities	(2,728)	3,060
Net cash provided by operating activities	492,497	379,307
Investing activities
Purchases of leasehold improvements, property and equipment	(209,999)	(165,506)
Purchases of investments	(297,217)	(120,084)
Maturities of investments	295,000	140,000
Net cash used in investing activities	(212,216)	(145,590)
Financing activities
Acquisition of treasury stock	(116,401)	(208,959)
Tax withholding on share-based compensation awards	(4,627)	(626)
Stock plan transactions and other financing activities	(150)	10
Net cash used in financing activities	(121,178)	(209,575)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(665)	1,931
Net change in cash, cash equivalents, and restricted cash	158,438	26,073
Cash, cash equivalents, and restricted cash at beginning of period	214,170	116,370
Cash, cash equivalents, and restricted cash at end of period	$372,608	$142,443

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

We develop and operate restaurants that serve a focused menu of burritos, tacos, burrito bowls, and salads, made using fresh, high-quality ingredients. As of September 30, 2018, we operated 2,424 Chipotle restaurants throughout the United States as well as 37 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates two Pizzeria Locale restaurants, a fast-casual pizza concept. We transitioned the management of our restaurants from nine to eight regions during the third quarter of 2018 and have aggregated our operations to one reportable segment.

Certain prior year amounts have been reclassified for consistency with the current year presentation.

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

2. Recent Accounting Standards

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosures of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We will adopt the requirements of the new lease standard effective January 1, 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our financial statements. We also plan to elect the transition package of three practical expedients permitted within the standard, which among other things, allows the carryforward of historical lease classifications, and we are further evaluating other optional practical expedients and policy elections. We are assessing the impact of the standard to our accounting policies, processes, disclosures, and internal control over financial reporting and we are implementing necessary upgrades to our existing lease system. The adoption of ASU 2016-02 will have a significant impact on our consolidated balance sheet as we will record material assets and obligations primarily related to restaurant operating leases. We are completing our estimate of the increase of assets and liabilities that will result from the adoption, which is dependent on a number of key assumptions including discount rates and other factors, as well as the number of leases commenced, renewed or expired as of December 31, 2018. We do not expect a material impact on our consolidated statement of income and are still assessing the impact on our consolidated statement of cash flows.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the consolidated financial statements.

Recently Adopted Accounting Standards

During the first quarter of 2018, we adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption did not have an impact on the condensed consolidated balance sheet, statements of income, or cash flows. The primary impact of adoption was the enhancement of our disclosures related to gift cards and certain promotional activity included in Note 3. “Revenue Recognition.”

During the first quarter of 2018, we retrospectively adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires restricted cash to be classified with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. Accordingly, we reclassified $28,963 of restricted cash into cash, cash equivalents, and restricted cash as of September 30, 2017, for a total balance of $142,443, which resulted in a $473 increase in net cash provided by operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017. Restricted cash assets are primarily insurance related restricted trust assets.

3. Revenue Recognition

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

The gift card liability included in accrued liabilities on the condensed consolidated balance sheet is as follows:

	September 30,	December 31,
	2018	2017
Gift card liability	$43,128	$63,645

Revenue recognized on the condensed consolidated statement of income for the redemption of gift cards that were included in accrued liabilities at the beginning of the year is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue recognized from gift card liability balance at the beginning of the year	$3,306	$3,347	$33,835	$34,917

We offered a limited-time frequency program called Chiptopia Summer Rewards during the third quarter of 2016, which allowed customers to redeem certain rewards earned through the first quarter of 2017. We deferred revenue reflecting the portion of the original rewards that were earned by program participants and not redeemed, and we recorded a corresponding liability on the condensed consolidated balance sheet. The portion of revenue allocated to the rewards was based on the estimated standalone selling price of the award earned and took into consideration company-specific historical redemption patterns for similar promotions. Revenue was recognized as an award was redeemed, or upon expiration. During the nine months ended September 30, 2017, we recognized $5,489 in revenue from the deferred liability for the loyalty rewards balance. No other amounts related to loyalty rewards have been recognized in revenue for any periods presented.

4. Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Our investments consist of U.S. treasury notes with maturities of up to one year. Fair value of investments is measured using Level 1 inputs (quoted prices for identical assets in active markets). We designate the appropriate classification of our investments at the time of purchase based upon the intended holding period.

As of September 30, 2018, we transferred the classification of our investments from available-for-sale ("AFS") to held-to-maturity ("HTM") due to our ability and intent to hold these securities to maturity.  The transfer from AFS to HTM was recorded at the fair value of the AFS securities at the time of transfer. The unrealized holding loss of $303, net of tax, at the date of transfer was retained in other comprehensive income (loss) on the condensed consolidated statement of other comprehensive income. Such amounts will be amortized to interest and other income on the condensed consolidated statement of income over the remaining life of the securities. The amortization of this unrealized holding loss will be offset by the discount created as a result of this reclassification, which will also be amortized over the remaining life of the securities to interest and other income on the condensed consolidated statement of income.

HTM securities are carried at amortized cost, which approximated fair value as of September 30, 2018, and we recognize impairment charges when management believes the decline in the fair value of the investment is other-than-temporary. No impairment charges were recognized on our investments for the nine months ended September 30, 2018.

We also maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value, and are included in other assets on the condensed consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $16,926 and $19,887 as of September 30, 2018, and December 31, 2017, respectively. We record trading gains and losses in general and administrative expenses on the condensed consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

Other than as disclosed in Note 5. “Corporate Restructuring Costs” and Note 6. “Restaurant Closure Costs and Impairment of Long-Lived Assets” as of September 30, 2018 and December 31, 2017, we had no non-financial assets or liabilities that were measured using Level 3 inputs.

5. Corporate Restructuring Costs

In May 2018, we announced that we will open a headquarters office in Newport Beach, California, consolidate certain corporate administrative functions into our existing office in Columbus, Ohio, and close our existing headquarters offices in Denver, Colorado, as well as additional corporate offices in New York, New York. All affected employees were either offered an opportunity to continue in the new organization or were offered a severance package. As a result, we expect to incur total corporate restructuring costs into 2019 aggregating approximately $44,000 to $58,000, including (i) employee severance and other employee transition costs of approximately $8,000 to $11,000; (ii) recruitment and relocation costs of approximately $7,000 to $9,000; (iii) lease termination and other office closure costs of approximately $21,000 to $30,000; and (iv) third-party and other costs of approximately $6,000. We also expect incremental stock-based compensation costs of approximately $2,000 associated with the restructuring. See Note. 8 “Stock-based Compensation” for a discussion of stock-based compensation expense related to the restructuring.

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

The following is a summary of the restructuring costs recorded:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Employee severance and other employee transition costs(1)	$4,100	$-	$4,593	$-
Recruitment and relocation costs(1)	3,188	-	3,395	-
Lease termination and other office closure costs(2)	-	-	15,196	-
Third-party and other costs(1)	2,460	-	5,660	-
	9,748	-	28,844	-
Adjustments for office related assets(2)	(1,076)	-	27	-
Stock-based compensation(1)	6,087	-	(339)	-
Total Restructuring costs	$14,759	$-	$28,532	$-

(1) Recorded in general and administrative expenses on the condensed consolidated statement of income.

(2) Recorded in impairment, closure costs, and asset disposals on the condensed consolidated statement of income.

The following table summarizes the changes in our restructuring liability which are included in accrued liabilities on the condensed consolidated balance sheet:

	Balance December 31, 2017	Charges	Payments	Balance September 30, 2018
Employee severance and other employee transition costs	$-	$4,593	$(339)	$4,254
Recruitment and relocation costs	-	3,395	(3,189)	206
Lease termination and other office closure costs	-	15,196	(499)	14,697
Third-party and other costs	-	5,660	(5,253)	407
Total restructuring liability	$-	$28,844	$(9,280)	$19,564

6. Restaurant Closure Costs and Impairment of Long-Lived Assets

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

The fair value measurement for asset impairment is based on Level 3 inputs. We first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value. The estimated fair value of the asset is generally determined using a discounted cash flow projection model. In certain cases, management uses other market information, when available, to estimate the fair value of an asset. The impairment charges represent the excess of each asset’s carrying amount over its estimated fair value.

We record a liability for lease termination costs consisting of the net present value of remaining lease obligations, net of estimated sublease rentals that could be reasonably obtained, at the date we cease using a property, and measure fair value using Level 3 inputs based on a discounted cash flow method.

In June 2018, we announced planned restaurant closures of approximately 55 to 65 restaurants beginning in the second quarter of 2018 and continuing over the next several quarters. As a result, we expect to incur total restaurant exits costs into 2019 aggregating approximately $37,000 to $43,000; including (i) asset impairment costs of approximately $26,000 to $27,000, and (ii) lease termination and other restaurant closure costs, net of the reversal of the deferred rent liability, aggregating approximately $11,000 to $16,000 in connection with expected restaurant closures.  During the nine months ended September 30, 2018, we closed 33 underperforming Chipotle restaurants and five Pizzeria Locale restaurants.

The following is a summary of asset impairment and lease termination and other restaurant closure costs recorded in impairment, closure costs, and asset disposals on the condensed consolidated statement of income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Asset impairments	$2,165	$2,918	$30,491	$3,258
Lease termination and other restaurant closure costs	7,516	178	8,682	1,072
Reversal of deferred rent liability	(4,856)	(149)	(5,526)	(1,712)

The following table summarizes the activity included in lease termination costs liability related to restaurant closures which is included in accrued liabilities on the condensed consolidated balance sheet:

	Balance December 31, 2017	Charges	Payments	Balance September 30, 2018
Lease termination costs for closed restaurants	$1,416	$8,682	$(2,323)	$7,775

7. Shareholders’ Equity

Through September 30, 2018, we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate, authorized expenditures of up to $2.5 billion. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.

The following table summarizes common stock repurchases under authorized programs:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Shares of common stock repurchased	40	301	334	545
Total cost of common stock repurchased	$18,885	$102,511	$115,300	$207,159

As of September 30, 2018, $102,984 was available to repurchase shares under the announced repurchase authorizations. Shares repurchased are being held in treasury stock until they are reissued or retired at the discretion of the Board of Directors.

During the nine months ended September 30, 2018, 14 shares of common stock at a total cost of $4,627 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

8. Stock-based Compensation

During the nine months ended September 30, 2018, we granted stock only stock appreciation rights (“SOSARs”) on 668 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $71.87 per share with a weighted-average exercise price of $391.28 per share with some based on the closing price of common stock on the date of grant and some at a premium to the closing price ranging from 110% to 160%. The SOSARs generally vest in two equal installments on the second and third anniversary of the grant date; however, 168 SOSARs vest in three equal annual installments beginning on the first anniversary of the grant date and 175 SOSARs vest after 18 months from the grant date. During the nine months ended September 30, 2018, 395 SOSARs were exercised, 146 SOSARs were forfeited, and 1 SOSAR expired.

During the nine months ended September 30, 2018, we granted restricted stock units (“RSUs”) on 110 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $325.58 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. During the nine months ended September 30, 2018, 6 RSUs vested and 19 RSUs were forfeited.

During the nine months ended September 30, 2018, we awarded 29 performance shares (“PSUs”) that are subject to service and performance vesting conditions. The PSUs had a weighted-average grant date fair value was $327.58 per share and vest based on our growth in comparable restaurant sales and average restaurant margin over defined periods. The quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest.

During the nine months ended September 30, 2018, 29 PSUs that were subject to service, market and performance conditions vested, and 24 shares that were subject to service, performance and/or market conditions were forfeited for failure to meet the specified performance levels or service requirements.

We estimate forfeitures when determining the amount of stock-based compensation costs to be recognized in each period. As a result of the transition of employees in connection with the corporate restructuring described in Note 5. “Corporate Restructuring Costs,” we reduced our estimate of the number of certain SOSAR and RSU awards that we expect will vest, resulting in a cumulative adjustment to reduce expense of $5,360. In July 2018, in connection with the restructuring, we modified service requirements for certain SOSAR and RSU awards for approximately 340 employees, resulting in additional expense of $5,021 during the nine months ended September 30, 2018. We expect that the modification will result in a total estimated expense of $7,000 and will be recognized over various employee service periods through the first quarter of 2019.

The following table sets forth total stock-based compensation expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation expense	$24,760	$18,069	$48,796	$55,545
Stock-based compensation expense, net of tax	$18,161	$10,983	$35,792	$33,760
Stock-based compensation expense recognized as capitalized development	$186	$319	$577	$949
Excess tax benefit (deficit) on stock-based compensation recognized in provision for income taxes	$(181)	$(77)	$(6,155)	$587

9. Income Taxes

The effective tax rate differs from the statutory tax rate as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Statutory U.S. federal income tax rate	21.0%	35.0%	21.0%	35.0%
State income tax, net of related federal income tax benefit	6.2	4.5	6.2	4.5
Foreign operations	0.9	1.0	0.9	1.0
Federal credits	(1.7)	(0.9)	(1.7)	(0.9)
Executive compensation disallowed	2.1	0.1	2.1	0.1
Meals and entertainment	1.6	-	1.6	-
Other	(1.6)	(0.9)	0.4	(1.2)
Equity compensation related adjustments	8.3	0.2	5.3	(0.3)
Effective income tax rate	36.8%	39.0%	35.8%	38.2%

The 2017 Tax Cuts and Jobs Act (the “TCJA”) lowered the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The reduction was offset by an increase in the effective state tax rate due to the impact of state tax deductions at the lower federal tax rate, and the impact of non-deductible items that were added or expanded by the TCJA including impacts of executive stock-based compensation, and non-deductible meals. The tax rate was further impacted during the three and nine months ended September 30, 2018, due to a one-time tax expense on expired vested options offset by favorable federal tax credits.

In 2017, we recorded a tax benefit of $6,047, which we believed was the impact of the enactment of the TCJA. The benefit was based on currently available information and interpretations, which are continuing to evolve, and as a result, the benefit is considered provisional. We continue to update our analysis related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. Based on supplemental legislation issued during 2018, we recorded additional tax expense of $0 and $399 during the three and nine months ended September 30, 2018, respectively. We will continue to refine such amounts within the measurement period as provided by Staff Accounting Bulletin Number 118. We expect to complete our analysis no later than the fourth quarter of 2018.

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

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock awards subject to performance conditions	108	245	103	244
Stock awards that were antidilutive	1,164	1,738	1,817	1,567
Total stock awards excluded from diluted earnings per share	1,272	1,983	1,920	1,811

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$38,204	$19,610	$144,534	$132,460
Shares:
Weighted-average number of common shares outstanding	27,802	28,415	27,844	28,604
Dilutive stock awards	215	24	123	92
Diluted weighted-average number of common shares outstanding	28,017	28,439	27,967	28,696
Basic earnings per share	$1.37	$0.69	$5.19	$4.63
Diluted earnings per share	$1.36	$0.69	$5.17	$4.62

11. Commitments and Contingencies

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

As of September 30, 2018, we had a balance of $28,715 included in accrued liabilities on the condensed consolidated balance sheet which represents an estimate of potential liabilities associated with anticipated claims and assessments by payment card networks in connection with the data security incident. We may ultimately be subject to liabilities greater than or less than the amount accrued.

Litigation Arising from Security Incident

On May 4, 2017, Bellwether Community Credit Union filed a purported class action complaint in the United States District Court for the District of Colorado alleging that we negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses. The complaint also claims we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and similar state laws.  The plaintiff seeks monetary damages, injunctive relief and attorneys’ fees.  On May 26, 2017, Alcoa Community Credit Union filed a purported class action complaint in the U. S. District Court for the District of Colorado making substantially the same allegations as the Bellwether complaint and seeking substantially the same relief. The Bellwether and Alcoa cases have been consolidated and will proceed as a single action. On October 24, 2018, the court issued an order granting in part and denying in part our motion to dismiss the consolidated complaint, dismissing all claims other than those brought under state unfair competition laws in California and New Hampshire and plaintiffs’ request for declaratory relief.

On June 9, 2017, Todd Gordon filed a purported class action complaint in the U. S. District Court for the District of Colorado alleging that we negligently failed to provide adequate security to protect the payment card information of the plaintiff and other similarly situated customers alleged to be part of the putative class, causing some customers to suffer alleged injuries and others to be at risk of possible future injuries. The complaint also claims we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and similar state laws, and also alleges breach of contract, unjust enrichment, and violations of the Arizona Consumer Fraud Act. Additionally, on August 21, 2017, Greg Lawson and Judy Conard filed a purported class action complaint in the U. S. District Court for the District of Colorado making allegations substantially similar to those in the Gordon complaint, and stating substantially similar claims as well as claims under the Colorado Consumer Protection Act. The Gordon and Lawson/Conard cases have been consolidated and will proceed as a single action. On September 26, 2018, the court issued an order granting in part, and denying in part, our motion to dismiss the consolidated complaint, including a dismissal of the negligence and unjust enrichment claims in their entirety.

We intend to continue to vigorously defend each of the aforementioned cases, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases. Although certain fees and costs associated with the data security incident and the aforementioned litigation to date have been paid or reimbursed by our cyber liability insurer, the ultimate amount of liabilities arising from the litigation may be in excess of the limits of our applicable insurance coverage.

Receipt of Grand Jury Subpoenas

On January 28, 2016, we were served with a Federal Grand Jury Subpoena from the U.S. District Court for the Central District of California in connection with an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations. The subpoena required the production of documents and information related to company-wide food safety matters dating back to January 1, 2013. We received a follow-up subpoena on July 19, 2017, requesting information related to an illness incident associated with a single Chipotle restaurant in Sterling, Virginia, and another follow-up subpoena on February 14, 2018 requesting information related to an illness incident associated with a single Chipotle restaurant in Los Angeles, California. We intend to continue to fully cooperate in the investigation.  It is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any fines or penalties in connection with the investigation pursuant to which the subpoenas were issued.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of our expected comparable restaurant sales increases for 2018, estimates of restructuring-related costs, projected restaurant closures and the resulting financial impacts, projected new restaurant openings for 2018 and 2019, projections of expected marketing and promotional spend, general and administrative expenses, depreciation and amortization, repair and maintenance, estimates of our effective tax rates and other statements of our expectations and plans, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2017, as updated in Part II, Item 1A. of this report.

Overview

As of September 30, 2018, we operated 2,463 restaurants in the United States, Canada, the United Kingdom, France and Germany. We are committed to making our food more accessible to everyone while continuing to be a brand with a demonstrated purpose. Steve Ells, our founder and executive chairman, first opened Chipotle with a single restaurant in Denver, Colorado in 1993.

2018 Highlights

Sales Trends. Average restaurant sales were $1.980 million as of September 30, 2018, an increase from $1.943 million as of September 30, 2017. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

Comparable restaurant sales increased 3.3% for first nine months of 2018, despite the adverse impact of 0.2% as a result of previously-deferred revenue that was recognized in the first quarter of 2017 related to our limited-time Chiptopia Summer Rewards program, and increased 4.4% for the three months ended September 30, 2018. We expect full year 2018 comparable restaurant sales increases to be in the low to mid-single digits, including the impact of menu price increases. Comparable restaurant sales and transactions represent the change in period-over-period sales or transactions for restaurants in operation for at least 13 full calendar months.

We continue to invest in improving our digital platforms and equipping select restaurants with an upgraded second make line dedicated to fulfilling out-of-restaurant orders. Sales from out-of-restaurant orders increased 190 basis points to 10.2% of revenue during the nine months ended September 30, 2018, an increase from 8.3% of revenue during the nine months ended September 30, 2017.

Restaurant Operating Costs.  Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue decreased 170 basis points to 80.7% in the nine months ended September 30, 2018, as compared to 82.4% in the nine months ended September 30, 2017. The decrease was primarily due to comparable restaurant sales increases, and to a lesser extent lower marketing and promotional spend, partially offset by wage inflation at the crew level.

Corporate Restructuring. In May 2018, we announced plans to open a headquarters office in Newport Beach, California, consolidate certain corporate administrative functions into our existing office in Columbus, Ohio, and close our existing headquarters offices in Denver, Colorado, as well as additional corporate offices in New York, New York. All affected employees were either offered an opportunity to continue in the new organization or were offered a severance package. As a result, we expect to incur total corporate restructuring costs into 2019 aggregating approximately $44.0 million to $58.0 million, of which $28.5 million has been incurred to date. For additional information, please see Note 5. “Corporate Restructuring Costs” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” in Part I, as well as Part II, Item 1A. “Risk Factors—Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention.”

Planned Restaurant Closures. In June 2018, we announced planned restaurant closures of approximately 55 to 65 restaurants beginning in the second quarter of 2018 and continuing over the next several quarters.  As a result, we expect to incur total restaurant exits costs into 2019 aggregating approximately $37.0 million to $43.0 million, of which $30.2 million has been incurred to date.  We also expect to incur total accelerated depreciation aggregating approximately $7.0 million to $8.0 million, of which $5.5 million has been incurred to date. During the nine months ended, we closed 33 Chipotle restaurants and five Pizzeria Locale restaurants in connection with this initiative. For additional information, please see Note 6. “Restaurant Closure Costs and Impairment of Long-Lived Assets” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” in Part I, as well as Part II, Item 1A. “Risk Factors—Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention.”

Restaurant Development. During the nine months ended September 30, 2018, we opened 97 new restaurants, closed 41 restaurants, including five Pizzeria Locale restaurants, and relocated one restaurant. For the full year, we expect new restaurant openings at the lower end of our previously announced range of approximately 130 to 150.  We expect 2019 openings will be approximately 140 to 155.

Income Taxes.  As of September 30, 2018, our estimated annual effective tax rate  of 35.8% was impacted by the 2017 Tax Cuts and Jobs Act (the “TCJA”) which lowered the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 offset by an increase in the effective state tax rate due to the impact of state tax deductions at the lower federal tax rate, and the impact of non-deductible items that were added or expanded by the TCJA including impacts of executive stock-based compensation, and non-deductible meals.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning of period	2,467	2,339	2,408	2,250
Openings	28	38	97	145
Chipotle closures/relocations	(32)	(3)	(37)	(6)
ShopHouse closures	-	-	-	(15)
Pizzeria Locale closures	-	-	(5)	-
Total restaurants at end of period	2,463	2,374	2,463	2,374

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section.

Revenue

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2018	2017	change	2018	2017	change
	(dollars in millions)			(dollars in millions)
Revenue	$1,225.0	$1,128.1	8.6%	$3,639.9	$3,366.3	8.1%
Average restaurant sales	$1.980	$1.948	1.6%	$1.980	$1.948	1.6%
Comparable restaurant sales increases	4.4%	1.0%		3.3%	8.3%

The most significant factors contributing to the increase in revenue for the three months ended September 30, 2018, were $57.8 million in revenue from restaurants not yet in the comparable base, of which $33.9 million was attributable to restaurants opened in 2018, and comparable restaurant sales increases of $39.2 million. For the three months ended September 30, 2018, the increase in comparable restaurant sales was attributable to an increase in the average check, including a 3.8% benefit from menu price increases that were implemented in all of our restaurants in stages beginning in April 2017, partially offset by 1.1% fewer comparable restaurant transactions.

For the nine months ended September 30, 2018, revenue from restaurants not yet in the comparable restaurant base contributed $181.5 million to the revenue increase, of which $63.2 million was attributable to restaurants opened in 2018, and comparable restaurant sales increases contributed $92.8 million. For the nine months ended September 30, 2018, the increase in comparable restaurant sales was attributable to an increase in average check, including a 4.3% benefit from menu price increases, partially offset by 2.1% fewer comparable restaurant transactions.

Food, Beverage and Packaging Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2018	2017	change	2018	2017	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$409.2	$394.6	3.7%	$1,194.2	$1,155.5	3.4%
As a percentage of revenue	33.4%	35.0%	(1.6%)	32.8%	34.3%	(1.5%)

The decreases in food, beverage and packaging costs as a percentage of revenue for the three and nine months ended September 30, 2018, were primarily due to the benefit of menu price increases taken in almost all restaurants within the last 12 months and relief in avocado prices, partially offset by elevated beef prices.

Labor Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2018	2017	change	2018	2017	change
	(dollars in millions)			(dollars in millions)
Labor costs	$332.9	$306.9	8.5%	$993.6	$900.6	10.3%
As a percentage of revenue	27.2%	27.2%	0.0%	27.3%	26.8%	0.5%

For the three months ended September 30, 2018, labor costs as a percentage of revenue were unchanged, as wage inflation at the crew level was offset by comparable restaurant sales increases. For the nine months ended September 30, 2018, the increase in labor costs as a percentage of revenue was primarily due to wage inflation at the crew level, partially offset by comparable restaurant sales increases.

Occupancy Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2018	2017	change	2018	2017	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$86.7	$83.2	4.2%	$258.7	$242.5	6.7%
As a percentage of revenue	7.1%	7.4%	(0.3%)	7.1%	7.2%	(0.1%)

Occupancy costs as a percentage of revenue decreased for the three and nine months ended September 30, 2018 primarily due to sales leverage on a partially fixed-cost base.

Other Operating Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2018	2017	change	2018	2017	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$167.5	$162.3	3.2%	$490.7	$476.6	3.0%
As a percentage of revenue	13.7%	14.4%	(0.7%)	13.5%	14.2%	(0.7%)

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs as a percentage of revenue decreased for the three and nine months ended September 30, 2018, primarily due to lower marketing and promotional expenses partially offset by increased spending on repairs and maintenance for work performed to our existing restaurants. Marketing and promotional expenses were 2.5% of revenue for the three and nine months ended September 30, 2018, compared to 3.2% and 3.4% for the three and nine months ended September 30, 2017, respectively. We expect repairs and maintenance costs to remain elevated during 2018. For the full year, we expect marketing and promotional expenses to be at or slightly above 3.0% of revenue.

General and Administrative Expenses

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2018	2017	change	2018	2017	change
	(dollars in millions)			(dollars in millions)
General and administrative expense	$109.5	$99.2	10.4%	$271.7	$238.7	13.8%
As a percentage of revenue	8.9%	8.8%	0.1%	7.5%	7.1%	0.4%

For the three months ended September 30, 2018, the increase in general and administrative expenses in dollar terms was primarily due to $15.8 million in additional expense related to the restructuring, including stock compensation modification expense, severance, relocation, and outside services helping us through the transition, $10.6 million in expense associated with the biennial All Managers’ Conference that was held in September 2018, $7.2 million related to increased headcount and higher bonus expense, and $4.4 million in outside service expense related to company initiatives to support restaurant growth, including digitizing our restaurant experience and operational leadership changes. These increases were partially offset by the benefit of comparing against a nonrecurring charge of $30.0 million recorded in the third quarter of 2017 related to the data security incident that occurred in the first six months of 2017.

For the nine months ended September 30, 2018, the increase was primarily due to $21.8 million related to increased headcount and higher bonus expense combined with $13.3 million in expense related to corporate restructuring, $12.0 million in expense associated with the biennial All Managers’ Conference that was held in September 2018, $9.3 million in outside service expense related to company initiatives to support restaurant growth, including digitizing our restaurant experience and operational leadership changes, and increased litigation expense of $4.6 million. These increases were partially offset by the non-recurring charge of $30.0 million recorded in the third quarter of 2017 related to the data security incident.

Depreciation and Amortization

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2018	2017	change	2018	2017	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$52.7	$41.5	26.7%	$148.8	$121.9	22.0%
As a percentage of revenue	4.3%	3.7%	0.6%	4.1%	3.6%	0.5%

For the three and nine months ended September 30, 2018, depreciation and amortization increased as a percent of revenue. For the three months ended September 30, 2018, the increase was primarily from the restaurant closures and to a lesser extent from the office closures. For the nine months ended September 30, 2018, the increase was primarily related to accelerated depreciation on certain restaurant assets in connection with a large refresh project and from the restaurant closures.

Impairment, Closure Costs, and Asset Disposals

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2018	2017	change	2018	2017	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$6.5	$6.7	(4.3%)	$56.6	$10.0	n/m*
As a percentage of revenue	0.5%	0.6%	(0.1%)	1.6%	0.3%	1.3%

*Not meaningful

During the three months ended September 30, 2018, impairment, closure costs and asset disposals decreased slightly in dollar terms as impairment charges for restaurant closures were exceeded by the charges for a small number of restaurant closures and the replacement of certain kitchen equipment in the three months ended September 30, 2017.

For the nine months ended September 30, 2018, impairment, closure costs, and asset disposals increased in dollar terms primarily due to the write down of a large portion of the long-lived asset values associated with underperforming restaurants we have closed or plan to close, as well as impairment related to office closures and lease termination costs.

Provision for Income Taxes

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2018	2017	change	2018	2017	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$22.3	$12.5	77.8%	$80.4	$81.8	(1.7%)
Effective tax rate	36.8%	39.0%	(2.2%)	35.8%	38.2%	(2.4%)

The decrease in our effective tax rate for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, was primarily due to the impacts of the TCJA which lowered the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.  This was partially offset by an increase in the effective state tax rate due to the impact of state tax deductions at the lower federal tax rate, and the impact of non-deductible items that were added or expanded by the TCJA including impacts of executive stock-based compensation, and non-deductible meals. The tax rate was further impacted during the three and nine months ended September 30, 2018, due to a one-time tax expense on expired vested options offset by favorable federal tax credits.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales are lower and net income has generally been lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as unexpected publicity impacting our business in a positive or negative way, fluctuations in food or packaging costs, or the timing of menu price increases. The number of trading days in a quarter can also affect our results, although, on an overall annual basis, changes in trading days do not have a significant impact.

Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense and related tax rate impacts, the number and timing of new restaurants opened in a quarter, closure of restaurants, and anticipated and unanticipated events. New restaurants typically have lower margins following opening as a result of the expenses associated with their opening and operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of September 30, 2018, we had a cash and short-term investment balance of $670.8 million that we expect to utilize, along with cash flow from operations, to provide capital in support of the growth of our business and to invest in, maintain, and refurbish our existing restaurants, to repurchase additional shares of our common stock subject to market conditions, to execute the corporate restructuring described above under “2018 Highlights - Corporate Restructuring,” and for general corporate purposes. As of September 30, 2018, $103.0 million remained available for repurchases of shares of our common stock under previously-announced repurchase authorizations. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements or obligations.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level, or at the restaurant level in the case of a potential relocation or closure. We manage our restaurants as a group with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We make significant judgments to estimate future undiscounted cash flows and asset fair values. Estimates of future cash flows are highly subjective judgments based on internal projections and knowledge of our operations, historical performance, and trends in sales and restaurant operating costs, and can be significantly impacted by changes in our business or economic conditions. The determination of asset fair value is also subject to significant judgment and utilizes valuation techniques including discounting estimated future cash flows and market-based analyses to determine resale value. If our estimates or underlying assumptions, including discount rate, change in the future, our operating results may be materially impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices, and range forward protocols under which we agree on a price range for the duration of that protocol. However, a majority of the dollar value of our purchases is effectively at spot prices. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of a particular ingredient. In several cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases are met with customer resistance.

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2018, we had $523.7 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and $123.3 million in accounts with an earnings credit we classify as interest and other income, which combined earned a weighted-average interest rate of 1.71%.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2018, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11. “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2017.

Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention.

In May 2018, we announced plans to open a headquarters office in Newport Beach, California, consolidate certain corporate administrative functions into our existing office in Columbus, Ohio, and close our existing headquarters offices in Denver, Colorado, as well as additional corporate offices in New York, New York. As a result, we expect to incur total corporate restructuring costs aggregating approximately $44.0 million to $58.0 million, of which $28.5 million has been incurred to date. These expenses will adversely impact our results of operations during the relevant periods and will reduce our cash position. Additionally, the amount of these estimated expenses, as well as our ability to achieve the anticipated benefits of our restructuring activities, are subject to assumptions and uncertainties. There is no assurance that we will successfully implement, or fully realize the anticipated benefits of, our restructuring activities or execute successfully on our relocation and restructuring plan, in the timeframes we desire or within our expected range of expenses, or at all. If we fail to realize the anticipated benefits from these measures, or if we incur charges or costs in amounts that are greater than anticipated, our financial condition and operating results may be adversely affected.

In addition, in connection with the announcement that we plan to relocate our headquarters office functions, we have experienced significant attrition in our corporate support workforce and we expect this elevated attrition rate among our corporate support employees to continue. We will also be required to hire and train a significant number of new employees to replace corporate support employees who as a result of our restructuring activities. The increased turnover we are experiencing in our support teams could distract our employees, decrease employee morale, make it more difficult to retain and hire new talent, and harm our reputation. The turnover and any resulting distraction could negatively impact the overall performance of our corporate support teams, resulting in inefficiencies, higher short- or long-term costs, or decreased productivity in numerous support or administrative functions. The costs associated with hiring new talent may be more significant than we currently expect. As a result of these or other similar risks, our business, results of operations and financial condition may be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2018.

		Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July		14,649	(3)	$453.24	13,890	$115,572,088
	Purchased 7/1 through 7/31
August		14,053		$490.53	14,053	$108,678,736
	Purchased 8/1 through 8/31
September		11,876		$479.53	11,876	$102,983,844
	Purchased 9/1 through 9/30
Total		40,578		$474.24	39,819	$102,983,844
(1)	Shares were repurchased pursuant to a $100 million repurchase program announced on October 24, 2017.
(2)

This column includes an additional $100 million in authorized repurchases announced on April 25, 2018. Each repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

(3)

Includes 759 shares that were surrendered by participants under the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan as payment of applicable tax withholding on the vesting of shares of restricted stock units. Shares surrendered by the participants pursuant to the terms of that plan and the applicable award agreements are deemed repurchased by us but are not part of publicly announced share repurchase programs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	October 6, 2016	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to the Condensed Consolidated Financial Statements	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: October 25, 2018