Form 10-K
period 2018-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2019-02-08
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 1-32731

CHIPOTLE MEXICAN GRILL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1219301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
610 Newport Center Drive, Suite 1300 Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 595-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐.

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

As of June 30, 2018, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $8.726 billion, based on the closing price of the registrant’s common stock on June 29, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of 5% or more of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 4, 2019, there were 27,659,270 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2019 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. Forward-looking statements include, among others, statements about the potential impact of catering and delivery offerings and technology initiatives; statements regarding the effectiveness of our food safety systems and procedures; projections of comparable restaurant sales increases and sales trends we expect for 2019; estimates of restructuring and restaurant closure costs and accelerated depreciation to be recognized in 2019; forecasts of the number of restaurants we expect to open; forecasts of trends in general and administrative expenses, restaurant development costs, and other expenses for 2019; estimates of expected effective tax rates for the year; statements about possible repurchases of our common stock; projections of planned capital expenditures; and other statements of our expectations and plans. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to risks and uncertainties relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and uncertainties include those listed in Item 1A. “Risk Factors,” and elsewhere in this report.

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

ITEM 1.  BUSINESS

General

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (“Chipotle”, “we”, “us”, or “our”) operates Chipotle Mexican Grill restaurants, which feature a relevant menu of burritos, burrito bowls (a burrito without the tortilla), tacos, and salads. We are passionate about serving great food and providing a great guest experience, and we are a longtime leader and innovator in the food industry. When Steve Ells, founder and Executive Chairman, first opened Chipotle starting with a single restaurant in Denver, Colorado in 1993, the idea was simple: show that food served fast didn't have to be a typical “fast-food” experience. Using high-quality real ingredients, classic cooking techniques, and distinctive interior design, we brought features from the realm of fine dining to the world of quick-service restaurants. Over 25 years later, our devotion to seeking out the very best ingredients, raised with respect for animals, farmers, and the environment, remains at the core of our commitment to Food With Integrity. As of December 31, 2018, we operated 2,452 Chipotle restaurants throughout the United States, 37 international Chipotle restaurants, and two non-Chipotle restaurants.

Business Strategy

We are committed to making our food more accessible to everyone while continuing to be a brand with a demonstrated purpose of cultivating a better world. Our strategy is to win today and cultivate the future by focusing on five key pillars which include:

•	becoming a more culturally relevant and engaging brand that builds love and loyalty;
•	digitizing and modernizing our restaurant experience to create a more convenient and enjoyable guest experience;
•	running great restaurants with great hospitality and throughput;
•	being disciplined and focused to enhance our powerful economic model; and
•	building a great culture that can innovate and execute across digital, access, menu and the restaurant experience.

Relevant Menu. Our restaurants feature a relevant menu of burritos, burrito bowls, tacos and salads. In preparing our food, we employ classic cooking methods and use stoves and grills, pots and pans, cutting knives and other kitchen utensils, walk-in refrigerators stocked with a variety of fresh ingredients, herbs and spices, and dry goods such as rice. Our restaurants do not have microwaves or freezers. Our proteins include chicken, steak, carnitas (seasoned and braised pork), barbacoa (spicy braised and shredded beef), Sofritas (organic braised tofu) and vegetarian pinto and black beans. We add our rice, which is tossed with lime juice, freshly chopped cilantro, and a pinch of salt, as well as freshly shredded cheese, sour cream, lettuce, and sautéed peppers and onions, to our entrees depending on each guest’s request. We use various herbs, spices and seasonings to prepare our meats and vegetables. We also serve tortilla chips that are fried twice a day in each restaurant and seasoned with fresh lime juice and salt, with sides of hand mashed guacamole, salsas, or queso. In addition to sodas, fruit and tea drinks, and organic milk, most of our restaurants also offer a selection of beer and margaritas. Our food is prepared from scratch, some in our restaurants and some with the same fresh ingredients in larger batches in commissaries.

Food with Integrity. Serving high quality food while still charging reasonable prices is critical to our purpose so that guests can enjoy wholesome food every day. We respect our environment and insist on preparing, cooking, and serving nutritious food made from natural ingredients and animals that are raised or grown with care. We spend time on farms and in the field to understand where our food comes from and how it is raised. We concentrate on the sourcing of each ingredient, and this has become a cornerstone of our continuous effort to improve the food we serve. The food we serve is made from just 51 ingredients that everyone can both recognize and pronounce. We're all about simple, fresh food without the use of artificial colors or flavors typically found in fast food—just genuine real ingredients and their individual, delectable flavors.

In all of our Chipotle restaurants, we endeavor to serve only meats that are raised in accordance with criteria we have established in an effort to improve sustainability and promote animal welfare, and without the use of non-therapeutic antibiotics or added hormones. We brand these meats as “Responsibly Raised ®.”  One of our primary goals is for all of our restaurants to serve meats raised to meet our standards, but we have and expect to continue to face challenges in doing so.  For example, some of our restaurants periodically serve conventionally raised chicken or beef due to supply constraints for our Responsibly Raised brand meats, or stop serving one or more menu items due to additional supply constraints. When we become aware of such an issue, we clearly and specifically disclose this temporary change on signage in each affected restaurant so that guests can adjust their orders if they choose to do so.

We also seek to use responsibly grown produce, by which we mean produce grown by suppliers whose practices conform to our priorities with respect to environmental considerations and employee welfare. Some of the beans we serve are organically grown or grown using conservation tillage methods that improve soil conditions, reduce erosion, and help preserve the environment in which the beans are grown. We call these beans “transitional”. Some of the other produce items we serve are organically grown as well. Our commitment to better ingredients also extends to the dairy products we serve. In 2018, all of the sour cream and shredded cheese served in our U.S. Chipotle restaurants was made with milk from cows not given rBGH (recombinant bovine growth hormone) and sourced from pasture-based dairies that provide an even higher standard of animal welfare by providing outdoor access for their cows.

In addition, none of the ingredients in our food (excluding beverages) in U.S. Chipotle restaurants contain genetically modified organisms, or GMOs. While the meat and poultry we serve is not genetically modified, many of the animals are likely fed a diet of grains containing GMOs. Due to the prevalence of GMOs in a number of important feed crops, the vast majority of the grains used as animal feed in the U.S. are genetically modified. Additionally, some of the beverages we serve are sweetened with corn-based sweeteners, which are typically made with genetically modified corn.

Purchasing and Food Safety

Close Relationships with Suppliers. Maintaining the high levels of quality and safety we expect in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our 24 independently owned and operated regional distribution centers purchase from various suppliers we carefully select based on quality and the suppliers’ understanding of our mission.  We work closely with our suppliers and seek to develop mutually beneficial long-term relationships with them. We use a mix of forward, fixed and formula pricing protocols, and our distribution centers purchase within the pricing guidelines and protocols we have established with suppliers. We’ve also sought to increase, where practical, the number of suppliers for our ingredients to help mitigate pricing volatility and supply shortages. In addition, we closely monitor industry news, trade tariffs and other issues, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices. Certain key ingredients (including beef, pork, chicken, beans, rice, sour cream, cheese, and tortillas) are purchased from a small number of suppliers. For a discussion of risks related to our supply chain, see “Risks Related to Operating in the Restaurant Industry – Failure to receive frequent deliveries of higher-quality food ingredients and other supplies meeting our specifications could harm our operations” and “Risks Unique to Our Business Strategy – Our Food With Integrity philosophy subjects us to risks” in Item 1A. “Risk Factors.”

Quality Assurance and Food Safety.  We are committed to serving safe, high quality food. Our food safety and quality assurance teams work to ensure compliance with our food safety programs and practices, components of which include:

•	supplier interventions (steps to avoid food safety risks before ingredients reach Chipotle);
•	advanced technologies (tools that eliminate pathogens while maintaining food quality);
•	small grower support and training;

•	enhanced restaurant procedures (protocols for handling ingredients and sanitizing surfaces in our restaurants);
•	food safety certifications;
•	internal and third-party restaurant inspections; and
•	ingredient traceability.

These and other food safety practices underscore our commitment to being a leader in food safety while continuing to serve high quality food that our guests love. Our food safety and quality assurance teams establish and monitor our quality and food safety programs and work closely with our suppliers to ensure our high standards are met throughout the supply chain. We maintain a limited list of approved suppliers, many of whom are among the top suppliers in the industry. In addition, we have a team approach where our training, operations, legal and risk management departments develop and implement operating standards for food quality, preparation, cleanliness, employee health protocols, and safety in the restaurants. Our food safety programs are also intended to ensure that we not only continue to comply with applicable federal, state and local food safety regulations, but also establish Chipotle as an industry leader in food safety. To help achieve this goal, we have a Food Safety Advisory Council comprised of some of the nation’s foremost food safety authorities. The Food Safety Advisory Council is charged with evaluating our programs, both in practice and implementation, and advising us on ways to elevate our already high standards for food safety.

Guest Experience and Operations

Serving great food, with great service in a safe, quick, clean and happy environment is always our highest priority, and we take pride in making the Chipotle experience exceptional. We invest in training to consistently deliver an outstanding guest experience, and in our facilities to improve the appearance of our restaurants and modernize tools. These investments enable faster throughput, better efficiency and a better team member experience in our restaurants. In 2018, we hired a Chief People Officer to support our approximately 73,000 team members. We believe creating an excellent guest experience starts with hiring great people and creating great teams.

Restaurant Team. Each restaurant typically has a general manager or Restaurateur (a high-performing general manager), an apprentice manager (in a majority of our restaurants), two or three hourly service managers, one or two hourly kitchen managers and an average of 22 full and part-time crew members, though our busier restaurants tend to have slightly more employees. We generally have two shifts at our restaurants, which simplifies scheduling and provides stability for our employees. We also cross-train our team members so that each can work a variety of stations, allowing us to work efficiently during our busiest times, while giving our employees the opportunity to develop a wider array of skills. Consistent with our emphasis on customer service, we encourage our general managers and crew members to welcome and interact with guests throughout the day. In addition to the employees serving our guests at each restaurant, we also have a field support system that includes field leaders and team directors, as well as executive team directors who report to our Chief Restaurant Officer.

Innovation.  We are prioritizing the development of technological and other innovations, such as digital/mobile ordering platforms, digital order pick-up shelves, digital order pick-up lanes we call “Chipotlanes”, delivery and catering, that allow our guests to engage with us in whatever fashion is most convenient for them. By allowing our guests to order and receive their food in a variety of ways, we believe we can attract more guests and encourage them to choose us more frequently. In order to successfully deliver a great experience for more guests, we are emphasizing the optimization of second make lines and the ability to pay using Apple Pay or Android Pay for digital/mobile orders. These initiatives allow us to fulfill catering or digital/mobile orders without disrupting throughput on our main service line.  In fact, technological innovations can enhance the experience of other guests by helping to improve throughput for those who choose to dine in our restaurants.  Recent digital ordering innovations have allowed us to increase digital order volumes to the highest levels we’ve ever achieved, and we believe continued improvements in these areas will allow us to further improve these results. Additionally, we have enhanced our data capabilities to allow us to better identify individual guests and their unique frequency patterns, and to target our marketing and promotional efforts at the individual level. We believe the advancements we have made in this area will help us as we seek to make it as convenient as possible for our guests to enjoy Chipotle when and how they like it. We are also testing new menu items. We have built a stage-gate process around innovation where we test, learn and iterate, so that when we roll out a new initiative, we are highly confident in the probability of success.

Marketing

Our marketing program and philosophy shifted from a more promotionally driven, decentralized approach in 2017 to a more centrally driven model designed to generate higher consumer awareness and drive guests into our restaurants in 2018. Our ultimate marketing mission is to make Chipotle not just a food brand but a purpose driven lifestyle brand that is more visible, more engaging, and more relevant in culture. In October 2018, we launched the biggest quarterly brand campaign in our history with the “For Real” launch, reflecting our heritage and also reinforcing our differentiation of using responsibly sourced, real ingredients and real cooking techniques to make flavorful food that consumers both love and feel better about eating.

We utilize multiple marketing channels, including national television, digital marketing, social media, fundraising, events and sponsorships to reach consumers.

We have invested and will continue to invest in extensive customer research that will give us insight into our consumers in order to inform our business decisions, media, messaging, and innovation pipeline.

For a discussion of risks related to our marketing, see “Risks Related to our Plans to Grow Our Sales and Profitability – Our marketing and advertising strategies may not be successful, or may pose risks that could adversely impact our business” in Item 1A. “Risk Factors.”

Competition

The fast-casual, quick-service, and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, convenience, brand reputation, cleanliness, and ambience of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally-owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out, online, catering, and delivery services. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally.  In recent years, competition has increased significantly from restaurant formats like ours that serve higher quality food, quickly and at a reasonable price.

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

Competition has made it more challenging to maintain or increase the frequency of customer visits, however we believe that we can differentiate ourselves with our purpose of cultivating a better world.  For more information, see “Risks Related to Operating in the Restaurant Industry—Competition could adversely affect us” in Item 1A. “Risk Factors.”  We also compete with other restaurants and retail establishments for site locations and restaurant employees.

Restaurant Site Selection

We believe restaurant site selection is critical to our long-term success and growth strategy. As a result, we devote substantial time and effort to carefully evaluate each potential restaurant location. Our site selection process is led by our internal team of real estate managers and includes external real estate brokers with expertise in specific markets, as well as support from an internal real estate strategy and research group. We thoroughly assess the surrounding trade area, demographic and business information within that area, and available information on competitors and other restaurants. Based on this analysis, including utilization of predictive modeling using proprietary formulas, we determine projected sales and targeted return on investment for each potential restaurant site. We have been successful in a number of different types of locations, such as in-line or end-cap locations in strip or power centers, in regional malls and downtown business districts, free-standing buildings, food courts, outlet centers, airports, military bases and train stations.

For a discussion of risks related to our opening of new restaurants and expansion into new real estate types, see “Risks Related to our Plans to Grow Our Sales and Profitability – Our new restaurants, once opened, may not be profitable, and may adversely impact the sales of our existing restaurants” in Item 1A. “Risk Factors.”

Other Restaurant Concepts

Although in 2019 our focus will remain on thoughtfully growing the Chipotle brand, we believe that the fundamental principles on which our restaurants are based – finding better ingredients, preparing them using classic techniques in front of our guests, and serving them in an interactive format with great teams dedicated to providing an excellent dining experience – can be adapted to cuisines other than the food served at Chipotle. We have invested in innovative concepts such as Pizzeria Locale, a fast-casual pizza restaurant that has two restaurants in Denver, Colorado. For a discussion of risks related to Pizzeria Locale and our possible investment in new concepts, see “Risks Unique to Our Business Strategy – Pizzeria Locale and other new restaurant concepts may not contribute to our growth”  in Item 1A. “Risk Factors.”

Information Systems and Cyber Security

We use a variety of applications and systems to securely manage the flow of information within each of our restaurants and centralized corporate infrastructure. The services available within our systems and applications include restaurant operations, supply chain, inventory, scheduling, training, human capital management, financial tools, and data protection services. Our digital ordering system allows guests to place orders online or through our mobile app and enables a delivery by a third party service with which we have entered into a delivery agreement. We also continue to modernize and make investments in our information technology networks and infrastructure, specifically in our physical and technological security measures to anticipate cyber-attacks in order to combat breaches, as well as provide improved control, security and scalability.

In April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and immediately began an investigation with the help of leading computer security firms. The investigation detected malware designed to access data from payment cards used at the point-of-sale system at most of our restaurants. The malware searched for track data, which may include cardholder name, card number, expiration date, and internal verification codes; however, no other customer information was affected. We removed the malware from our systems and have been working to further enhance the security of our payment card network.  See “General Business Risks—We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential guest and employee information” in Item 1A. “Risk Factors,” as well as Note 13. “Commitments and Contingencies” in Item 8. “Financial Statements and Supplementary Data,” for further discussion of the payment card security incident in 2017, related legal proceedings, and other risks associated with our information systems.

Government Regulation and Environmental Matters

We are subject to various federal, state and local laws and regulations governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws, scheduling notification requirements and anti-discrimination and anti-harassment laws.

We are required to collect and maintain personal information about our employees, and we collect information about guests as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is evolving and increasingly demanding.

We are subject to the ADA and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices.

Each of our restaurants is also subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and workplace safety and other agencies.

We are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances, as well as local ordinances restricting the use of straws, utensils, and the types of packaging we can use in our restaurants.

We offer eligible full-time and part-time U.S. employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. Under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, employers can be subjected to penalties for failure to provide a healthcare plan which is deemed to be both “affordable” and offers minimal essential coverage.

Employees

As of December 31, 2018, we had about 73,000 employees, including about 5,100 salaried employees and about 67,900 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement.

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

ITEM 1A.  RISK FACTORS

The following risk factors could materially and adversely affect our business, financial condition and results of operations, and should be carefully considered in evaluating our business or making an investment decision involving our common stock. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including, but not limited to, overall economic and industry conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may materially and adversely affect our business, financial condition and results of operations.

Risks Related to our Plans to Grow Our Sales and Improve Profitability

Our sales and profitability growth depends on our ability to increase comparable restaurant sales, and there are material risks to our ability to do so.

To grow our average restaurant sales, we will need to increase comparable restaurant sales, which represent the change in period-over-period sales for restaurants beginning in their 13th full calendar month of operation. Changes in comparable restaurant sales are a critical factor affecting our profitability, because the profit margin on incremental comparable restaurant sales is generally higher due to the sales increases being applied against a partially fixed cost base. Conversely, declines in comparable restaurant sales, as we have seen in some periods over the past three years, have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases, while we continue to incur a certain level of fixed costs.

Our ability to increase comparable restaurant sales depends on many factors, including:

•

perceptions of the Chipotle brand and the safety and quality of our food, which may continue to be adversely impacted by actual or rumored food safety incidents or other adverse publicity, including as described below under “—We may continue to be negatively impacted by food safety incidents…”;

•

competition, especially from an increasing number of competitors in the fast-casual segment of the restaurant industry and from other restaurant concepts whose strategies overlap with elements of our Food With Integrity philosophy, as well as from grocery stores, meal kit delivery services and other dining options;

•

our ability to increase menu prices without adversely impacting transaction counts to such a degree that the impact from lower transactions equals or exceeds the benefit of the menu price increase, and without “trade down” by guests or other reductions in average check in response to such price increases;

•

executing our strategies effectively, including our marketing and branding strategies, our initiatives to expand the use of mobile and other digital ordering and increase sales from our delivery orders and catering options, our efforts to improve the overall quality of our guests’ experience and increase the speed at which our crews serve each guest, and our potential introduction of new menu items, each of which we may not be able to accomplish or which may not have the impact we expect;

•	changes in consumer preferences and discretionary spending, including weaker consumer spending during periods of economic difficulty or uncertainty;
•

initial sales performance of new restaurants, and the impact of new Chipotle restaurants in the event guests who frequent one of our restaurants begin to visit one of our new restaurants instead, as further described below under “—Our new restaurants, once opened, may not be profitable…”;

•	weather, natural disasters and other factors limiting access to our restaurants; and
•

changes in government regulation that may impact consumer perceptions of our food, including initiatives regarding menu labeling and marketing claims about the origin or makeup of some of the ingredients we serve.

These factors, most of which are described in more detail in additional risk factors below, are beyond our control to at least some degree. As a result, it is possible that we will not achieve our targeted or expected comparable restaurant sales in the future, or may even experience declines in comparable restaurant sales in the future.  Any declines in comparable restaurant sales or failure to meet market expectations for comparable restaurant sales increases would likely result in a significant adverse impact on the price of our common stock.

Increasing our sales and profits depends in part on our ability to open new restaurants in sites and on terms attractive to us, which is subject to many unpredictable factors, and we plan to open fewer restaurants in 2019 than we have in many prior years, which will adversely impact our sales growth rate.

We had 2,491 restaurants in operation as of December 31, 2018, and we plan to increase the number of our restaurants significantly. In 2019 we plan to open between 140 and 155 new restaurants, which is fewer than the number of restaurants opened per year in many prior years. We have in the past experienced delays in opening some restaurants and that could happen again as a result of any one or more of the following factors:

•	our potential inability to locate and secure new restaurant sites in locations that we believe to be attractive;
•	obstacles to hiring and training top performing employees in the local market;
•	difficulty managing construction and development costs of new restaurants, particularly in competitive markets or when real estate development activity is robust;
•	delay or cancellation of new site development by developers and landlords, which may become increasingly common during periods of economic uncertainty, tight credit, and/or rising interest rates;
•	any shortages of construction labor or materials;
•

difficulty ramping up the growth of our international business or new restaurant concepts, including for the reasons described below under “—Our expansion into international markets has been limited, and may present increased risks …” and “—Risks Unique to our Business Strategy—Pizzeria Locale and other new restaurant concepts may not contribute to our growth”;

•	difficulty negotiating leases with acceptable terms;
•	failures or delays in securing required governmental approvals (including construction, parking and other permits);
•	lack of availability of, or inability to obtain, adequate supplies of ingredients that meet our quality standards; and
•	the impact of inclement weather, natural disasters and other calamities.

One of our biggest challenges in opening new restaurants is staffing and training new restaurant teams. We seek to hire only top performing employees, train them extensively in order to help ensure we provide an outstanding guest experience, and promote many general managers from our crew, all of which may make it more difficult for us to staff all the restaurants we intend to open. Constraints on our hiring new employees are described further below under “—Risks Related to Operating in the Restaurant Industry—Our business could be adversely affected by increased labor costs…”

Another significant challenge is locating and securing an adequate supply of suitable new restaurant sites. Competition for restaurant sites in our target markets can be intense, and development and leasing costs are increasing, particularly for urban locations. These factors could negatively impact our ability to manage our occupancy costs, which may adversely impact our profitability.  In addition, any of these factors may be exacerbated by economic factors, which may result in developers and contractors seeing increased demand and therefore driving up our construction and leasing costs. Moreover, as we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will decline, making it increasingly difficult to achieve levels of sales and profitability growth that we achieved prior to 2016.  We expect this effect to be more pronounced through at least 2019, given our plan to decrease the number of new restaurants we open during the year as compared to the number of restaurants opened per year in many past years.

Our progress in opening new restaurants from quarter to quarter may also occur at an uneven rate, which may result in quarterly sales and profit growth falling short of market expectations in some periods.

If we are unable to open the number of new restaurants we plan to open, or if we decide to continue opening fewer new restaurants than we have in past years or delay or forego a significant number of planned restaurant openings, including due to any of the reasons set forth above, this would adversely affect our growth.  Any resulting decrease in our sales growth rate or investor expectations for our future growth may result in declines in the price of our common stock.

Our new restaurants, once opened, may not be profitable, and may adversely impact the sales of our existing restaurants.

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 24 months or more, during which they generate sales and income below the levels at which we expect them to normalize after the restaurant has built a customer base, and during which costs may be higher as we train new employees and adjust our food deliveries and preparation to sales volumes and peak-hour trends. If we are unable to build the customer base that we expect for new restaurant locations or overcome the higher fixed costs associated with new restaurant locations, new restaurants may not have results similar to those of our existing restaurants and may not be profitable.  Our new restaurant sales volumes since the fourth quarter of 2015 have also been negatively impacted by the food safety issues described elsewhere in this report and other adverse publicity, and as a result, the initial negative effect of new restaurants on our average restaurant sales over the past two years has been of greater magnitude than we have seen in the past.  This trend may continue into 2019 and beyond.

We have also opened restaurants in nearly all major metropolitan areas across the U.S. New restaurants that we have recently opened, or may open, in existing markets may adversely impact sales in previously-opened restaurants in the same market, as guests who frequent our established restaurants begin to visit a newly-opened restaurant instead. This impact could worsen as we open additional restaurants, and could make it more difficult for us to increase comparable restaurant sales and profitability. Alternatively, existing restaurants could also make it more difficult to build the customer base for newly-opened restaurants in the same market, and could limit our growth potential if we determine that one or more of our nearby restaurants makes an otherwise viable new restaurant site unattractive to us.

In addition, in the event we are not able to contain increases in our average restaurant development costs, which could result from inflation, an increase in the proportion of higher cost locations, project mismanagement or other reasons, our new restaurant locations could also result in lower returns on our investment in such new restaurants.

Finally, our new restaurant development activity has broadened recently to incorporate trade areas or types of restaurant sites in which we have little or no prior experience, including smaller or more economically mixed communities, highway sites, outlet centers, and restaurants in airports, food courts, or on military sites.  These types of sites may become more important to our restaurant growth strategy as we find fewer opportunities to open in traditional sites, given our past growth.  Many of these site types may involve additional costs that we do not incur in our more traditional restaurant sites such as security costs, or marketing costs, which will adversely impact the profitability of restaurants in these types of sites. The risks related to building a customer base and managing development and operating costs in some or all of these types of trade areas or restaurant sites may also be more significant than in our traditional sites, which could result in unexpected negative impacts on our new restaurant operating results.

Our marketing and advertising strategies may not be successful, or may pose risks that could adversely impact our business.

In 2018, we hired a new Chief Marketing Officer and other senior marketing staff and introduced a new advertising campaign and media strategies, including increased use of television advertising.  We intend to continue to invest in marketing and advertising strategies that we believe will attract guests or increase their connection with our brand. If these investments do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect. Additionally, if our marketing and advertising strategies are not successful, we may be forced to engage in additional promotional activities to attract and retain guests, including buy-one get-one offers and other offers for free or discounted food, and any such additional promotional activities could adversely impact our profitability.

We also plan to continue to emphasize strategies such as mobile and other digital ordering, delivery orders, and catering offerings in an effort to increase overall sales. These efforts may not succeed to the degree we expect, or may result in unexpected operational challenges that adversely impact our costs or our brand reputation. We may also seek to introduce new menu items that may not generate the sales we expect.

In addition, some of our marketing has incorporated elements intended to encourage guests to question sources or production methods commonly used to produce food. These elements of our marketing could alienate food suppliers and other food industry groups and may potentially lead to an increased risk of disputes or litigation if suppliers or other constituencies believe our marketing is unfair or misleading. Increased costs in connection with any such issues, or any deterioration in our relationships with existing suppliers, could adversely impact us or our reputation. Furthermore, if these messages do not resonate with our guests or potential guests, the value of our brand may be eroded.

We may continue to be negatively impacted by food safety incidents, and further instances of food-borne or localized illnesses associated with our restaurants would result in increased negative publicity and further adverse impacts on consumer perceptions of our brand.

During late October and early November 2015, illnesses caused by E. coli bacteria were connected to a number of our restaurants, initially in Washington and Oregon, and subsequently to small numbers of our restaurants in as many as 12 other states. During the week of December 7, 2015, an unrelated incident involving norovirus was reported at a Chipotle restaurant in Brighton, Massachusetts, which worsened the adverse financial and operating impacts we experienced from the E. coli incident.  As a result of these incidents and related publicity, our sales and profitability were severely impacted throughout 2016.  In July 2017, cases of norovirus associated with a Chipotle restaurant in Sterling, Virginia had a further adverse impact on our sales, particularly throughout the mid-Atlantic and Northeast regions, and in August 2018, illnesses believed to be caused by c. perfringens bacteria from the food in one of our restaurants in Powell, Ohio also negatively impacted our sales.  The significant amount of media coverage regarding these incidents, as well as the impact of social media (which was not in existence during many past food safety incidents involving other restaurant chains), increased the awareness of these incidents and negatively impacted perceptions of our restaurants and brand, notwithstanding the high volume of food-borne illness cases from other sources across the country every day.

Because of consumer perceptions in the wake of these food safety incidents, any future occurrence of food-borne illness associated with our restaurants—even incidents that may be considered minor at other restaurants—may have an even more significant negative impact on our sales and our ability to regain guests.  Although we have followed industry standard food safety protocols in the past and have endeavored to continually enhance our food safety procedures to ensure that our food is as safe as it can possibly be, we may still be at a higher risk for food-borne illness occurrences than some competitors due to our greater use of fresh, unprocessed produce and meats, our reliance on employees cooking with traditional methods rather than automation, and our avoidance of frozen ingredients. Additionally, no food safety protocols can completely eliminate the risk of food-borne illness in any restaurant, including as a result of possible failures by restaurant personnel or suppliers to follow food safety policies and procedures.  As a result, our enhanced food safety protocols may not be successful in preventing illness incidents in the future.  The risk of illnesses associated with our food might also increase in connection with an expansion of our delivery or catering businesses or other situations in which our food is transported and/or served in conditions we cannot control.  Furthermore, we have seen instances of unsubstantiated reports linking illnesses to Chipotle, and these reports have negatively impacted us.  Even if food-borne illnesses are attributed to us erroneously or arise from conditions outside of our control, the negative impact, both financially and otherwise, from any such illnesses is likely to be significant.  All of these factors could have an adverse impact on our ability to attract and retain guests, which would in turn have a material adverse effect on our growth and profitability.

Our ability to continue to expand our digital business, delivery orders and catering is uncertain, and these new business lines are subject to risks.

For the year ended December 31, 2018, 10.9% of our revenue was derived from digital orders, which was up significantly from prior years, and during 2018 the percentage of revenue derived from digital orders grew from 8.9% in the first quarter to 12.9% in the fourth quarter.  This growth rate may not be sustainable for even the short term, and if our digital business does not continue to expand it may be difficult for us to achieve our planned sales growth.  We have also increased our efforts to promote delivery orders, which have also grown considerably.  We rely on third party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cyber-attacks or other factors, which may adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners are responsible for order fulfillment and may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third party service providers to fulfil these digital orders.  Moreover, the third party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources.  The third party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted. We have also introduced catering offerings on both a pick-up and delivery basis, and customers may choose our competitors’ catering offerings over ours, be disappointed with their experience with our catering, or experience food safety problems if they do not serve our food in a safe manner, which may negatively impact us. Such delivery and catering offerings also increase the risk of illnesses associated with our food because the food is transported and/or served by third parties in conditions we cannot control.

Because all of these offerings are relatively new, it is difficult for us to anticipate the level of sales they may generate.  That may result in operational challenges, both in fulfilling orders made through these channels and in operating our restaurants as we balance fulfillment of these orders with service of our traditional in-restaurant guests as well.  Any such operational challenges may negatively impact the customer experience associated with our digital, delivery or catering orders, the guest experience for our traditional in-restaurant business, or both.  These factors may adversely impact our sales and our brand reputation.

Our expansion into international markets has been limited, and may present increased risks due to lower awareness of our brand, our unfamiliarity with those markets and other factors.

As of December 31, 2018, 37 of our restaurants were located outside of the U.S., with 23 in Canada, seven in the United Kingdom, six in France and one in Frankfurt, Germany. Our focus for the present time remains on expanding in North America, which limits our near-term growth potential.

As a result of our small number of restaurants outside the U.S. and the relatively short time we have been operating those restaurants, we have lower brand awareness and less operating experience in these international markets, and our average restaurant sales and/or transaction counts may be lower in these international markets than in the U.S. The markets in which we’ve opened restaurants outside the U.S., and any additional new markets we enter outside the U.S. in the future, have different competitive conditions, consumer tastes and discretionary spending patterns than our U.S. markets. As a result, new restaurants outside the U.S. may be less successful than restaurants in our existing U.S. markets. Specifically, due to lower consumer familiarity with the Chipotle brand, differences in consumer tastes or spending patterns, or for other reasons, sales at restaurants opened outside the U.S. may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall growth and profitability. To build brand awareness in international markets, we may need to make greater investments in advertising and promotional activity than we originally planned or than we need to for a new restaurant in a U.S. market, which could negatively impact the profitability of our operations in those international markets.

We may also find it more difficult in international markets to hire, train and keep top performing employees who can successfully deliver excellent guest experiences, and labor costs may be higher in international markets due to increased regulation, higher employment taxes or social benefit costs or local market conditions. In addition, restaurants outside the U.S. have had higher construction, occupancy and food costs than those in the U.S., and we may have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Additional costs or difficulties from any of the foregoing factors may adversely impact the operating results of our international markets. Markets outside the U.S. may also have regulatory differences with the U.S. with which we are not familiar, or that subject us to significant additional expense or to which we are not able to successfully adapt, which may have a particularly adverse impact on our sales or profitability in those markets and could adversely impact our overall results. For example, a new privacy regulation in the European Union called the General Data Protection Regulation, or GDPR, became effective in May 2018 and requires companies to meet new requirements regarding the handling of personal data, and failure to meet GDPR requirements could result in penalties up to 4% of our worldwide revenue of the prior financial year. Our overall results may also be negatively affected by currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar.

Our failure to manage our growth and transformation effectively could harm our business and operating results.

As described elsewhere in this report, our plans call for a significant number of new restaurants, new employees, new suppliers, and new systems to support our business strategies. Our existing restaurant management systems, financial and management controls, information systems and personnel may be inadequate to support our expansion, and managing our growth effectively will require us to continue to enhance these systems, procedures and controls, as well as to hire, train and retain general managers, crew and corporate staff. We also are continuing to attempt to improve our field management in an effort to improve restaurant operations, including food safety, and develop additional top performing general managers more quickly. We may not respond quickly enough to the changing demands that our growth and transformation impose on management, crew and existing infrastructure, and changes to our operating structure may result in increased costs or inefficiencies that we cannot currently anticipate. As we grow our number of restaurants, additional shifts in our cultural or operational focus may harm morale in our restaurants or prove distracting to our restaurant employees, which could adversely impact our business and operating results.

Risks Related to Operating in the Restaurant Industry

Competition could adversely affect us.

The fast-casual, quick-service and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, brand reputation, and the ambience and condition of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally-owned restaurants and national and regional chains. Many of our competitors offer dine-in, carry-out, online, catering and delivery services. Among our main competitors are a number of multi-unit, multi-market Mexican food or burrito restaurant concepts, some of which are expanding nationally. In recent years, competition has also increased significantly from restaurant formats like ours that serve higher quality food quickly and at a reasonable price. Moreover, we may also compete with companies outside the fast casual and quick service and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at consumers who want higher-quality food, as well as from convenience stores, cafeterias and other dining outlets. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our restaurants.  In addition, our strategy includes opening additional restaurants in existing markets, and as we do so sales may decline in our previously-opened restaurants as guests who frequent our established restaurants begin to visit a newly-opened restaurant instead.

We believe that competition from all of the foregoing has made it more challenging to maintain or increase the frequency of our guest visits, and that those competitive pressures will continue or increase in the future.  Many of our competitors have existed longer than we have and may have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. These and other competitors may attract guests with, among other things, a more diverse menu, lower operating costs and prices, better locations, better facilities, better management, more effective marketing and more efficient operations than we have.

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

Several of our competitors also compete by offering menu items that are specifically identified as low in carbohydrates, better for guests or otherwise targeted at particular consumer preferences. Many of our competitors in the fast-casual and quick-service segments of the restaurant industry also emphasize lower-cost, “value meal” menu options, a strategy we do not currently pursue. Our sales may be adversely affected by these and other competing products, or by price competition more generally.

Any of these competitive factors may adversely affect us and reduce our sales and profits.

Our business could be adversely affected by increased labor costs or difficulties in finding, training and retaining top performing employees.

We rely on our restaurant employees to provide an outstanding guest experience, and as a result we believe good managers and crew and outstanding training are key parts of our success. Delivering excellent guest experiences depends substantially on the energy and skills of our employees and our ability to hire, train, motivate and keep qualified employees, especially general managers and crew members. Turnover among our restaurant crews and managers has been frequent, and we aim to reduce turnover in an effort to keep top performing employees and better realize our investment in training new employees. Failure to do so will adversely impact our operating results by increasing training costs and making it more difficult to deliver outstanding guest experiences, which may adversely impact our sales. Our failure to find and keep enough high-caliber employees could also delay planned restaurant openings, which would slow our growth.

In addition, labor is a primary component of our operating costs.  Increased labor costs due to factors such as competition for workers and labor market pressures, increased minimum wage requirements, increased healthcare costs, increased costs to apply with new and/or changing regulations, paid sick leave or vacation accrual mandates, or changes in our restaurant staffing structure have and may continue to adversely impact our operating costs. Many companies, both in the restaurant industry and in other industries with which we compete for employees, have implemented company-wide or targeted increases in starting wages or other enhancements to their compensation and benefit programs, and we may need to act similarly to continue to attract employees.  During 2018 we increased benefits to salaried and hourly managers, including additional paid leave, short term disability coverage, and a one-time cash bonus to all restaurant employees, which increased our labor costs.   These enhancements, and any further increases in labor costs associated with additional market pressures on wages or other factors, will adversely impact our operating results.

Moreover, if our managers do not schedule our restaurant crews efficiently, our restaurants may be overstaffed at some times, which adversely impacts our labor costs as a percentage of revenue, decreasing our operating margins.  Efficient staffing may continue to be a challenge in 2019 due to continued volatility and uncertainty in our sales trends.  Additional taxes or requirements to incur additional employee benefits expenses could also adversely impact our labor costs.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, generalized infectious diseases, fluctuations of the U.S. dollar, product recalls and government regulations. The cost of many basic foods for humans and animals, including corn, wheat, rice and cooking oils, has increased markedly in some years, resulting in upward pricing pressures on almost all of our raw ingredients including chicken, beef, tortillas and rice.    Efforts to negotiate with suppliers to limit any such price increases may not be successful, or may adversely impact our relationship with suppliers.

Additionally, a substantial volume of produce items are grown in Mexico and other countries, and a significant portion of our meats and restaurant supplies are sourced from outside the U.S. as well.  Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, including any new or increased export duties, tariffs or taxes, or other changes in trade or tax policy as a result of retaliation by the countries from which we source our ingredients in response to such changes in U.S. trade or tax policy, or any localized labor disturbances or political unrest in the areas from which we source our ingredients, could result in higher food and supply costs that would adversely impact our financial results.

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

Food safety scares could adversely affect consumer perceptions of, or the price or availability of, ingredients we use to prepare our food, which may adversely impact our sales.

Past reports linking nationwide or regional incidents of food-borne illnesses such as salmonella, E. coli, hepatitis A, or listeria to certain produce items or other ingredients have caused us to temporarily suspend serving some ingredients in our foods or to otherwise alter our menu, or have resulted in consumers avoiding certain food products for a period of time. Similarly, outbreaks of avian flu, incidents of “mad cow” disease, or similar concerns have also caused consumers to avoid any products that are, or are suspected of being, affected. These problems, and injuries caused by food tampering, have had and could in the future have an adverse effect on the availability of affected ingredients. A decrease in guest traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants due to the types of food scares described above, would further adversely impact our restaurant sales and profitability. In addition, if we react to these problems by changing our menu or other key aspects of the Chipotle experience, we may lose guests who do not accept those changes, and may not be able to attract enough new guests to generate sufficient revenue to make our restaurants profitable. Guests may also shift away from us if we choose to pass along to consumers any higher ingredient or operating costs resulting from supply problems or operational changes associated with incidents of food-borne illnesses, which would also have a negative impact on our sales and profitability.

Changes we have made in our operations, or that we make in the future, to further enhance the safety of the food we serve will adversely impact our financial performance and may negatively impact consumer perception of our brand.

As a result of the food safety incidents described elsewhere in this report, we have implemented a number of enhancements to our food safety protocols to ensure that our food is as safe as it can be.  Many of our enhanced procedures, which go beyond the industry-standard food safety practices that we were previously following, increase the cost of some ingredients or the amount of labor required to prepare and serve our food.  If we are not able to sufficiently increase sales to offset the increased costs resulting from these changes, our margins will fall well short of levels we have historically achieved and may not meet analyst and investor expectations in the future.  Even if we were to restore sales to levels we were achieving prior to the fourth quarter of 2015, the increased costs from these changes are likely to result in lower margins than we were able to achieve in the past.

Additionally, some of the enhanced food safety procedures we have introduced or may introduce in the future rely on increased use of centralized food preparation, additional in-restaurant preparation steps, or new ingredients, some or all of which may be inconsistent with previous guest perceptions of our restaurant operations.  To the extent guests perceive any of these developments as a move away from our Food With Integrity strategy and/or towards a more traditional fast food experience, our ability to win back guests may be adversely impacted and our sales may decline or recover more slowly than they otherwise would have.  Furthermore, even the most advanced food safety measures cannot eliminate all food safety risks from a restaurant environment.  For risks related to any future food safety incidents associated with our restaurants, see “—Risks Related to our Plans to Grow Our Sales and Profitability—We may continue to be negatively impacted by food safety incidents...”

Failure to receive frequent deliveries of higher-quality food ingredients and other supplies meeting our specifications could harm our operations.

Our ability to provide the experience our guests expect depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Unavailability of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather, a supplier ceasing operations or deciding not to follow our required protocols, or other conditions could adversely affect the availability, quality and cost of our ingredients.  In particular, shortages of one or more of our menu items could force our restaurants to remove items from their menus, which may result in guests choosing to eat elsewhere.  If that happens, our affected restaurants could experience significant reductions in sales during the menu item shortage, and potentially thereafter if guests do not return to us after the shortage is resolved. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe to us than at other restaurants.

For many of our food ingredients and other supplies we do not have long-term contracts with suppliers, and we have relied largely on a third-party distribution network with a limited number of distribution partners. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, the risk of ingredient shortages may increase and our business, financial condition, results of operations or cash flows could be adversely affected. We currently depend on a limited number of suppliers for some of our key ingredients, including beef, pork, chicken, tofu, beans, rice, sour cream, cheese, and tortillas. Due to the unique nature of the products we receive from our Food With Integrity suppliers and as described in more detail below under “—Risks Unique to Our Business Strategy—Our Food With Integrity philosophy subjects us to risks,” these suppliers could be more difficult to replace if we were no longer able to rely on them. If we have to seek new suppliers and service providers, we may be subject to pricing or other terms less favorable than those we currently enjoy. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants.

Changes in consumer tastes and preferences, spending patterns and demographic trends could cause sales to decline.

Changes in consumer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns, and the type, number and location of competing restaurants affect the restaurant industry. Our sales could be impacted by changes in consumer preferences, including in response to dietary concerns such as preferences regarding calories, sodium, carbohydrates, fat, consumption of animal products or other nutritional considerations. These changes could result in consumers avoiding our menu items in favor of other foods, and our focus on a limited menu could make the consequences of a change in consumer preferences more severe than our competitors may face. Some consumers could also avoid freshly-prepared foods like those we serve, based on concerns regarding food safety.  This may be more likely to impact us as a result of the widely-publicized food safety incidents we experienced beginning in the fourth quarter of 2015.

Our success also depends to a significant extent on consumer confidence, which is influenced by general economic conditions and discretionary income levels. Our average restaurant sales may decline during economic downturns or periods of uncertainty, which can be caused by various factors such as high unemployment, increasing taxes, interest rates, or other changes in fiscal or monetary policy, high gasoline prices, declining home prices, tight credit markets or political or economic unrest in the U.S. and/or abroad.  Any material decline in consumer confidence or a decline in family “food away from home” spending could cause our sales, operating results, profits, business or financial condition to decline. If we fail to adapt to changes in consumer preferences and trends, we may lose guests and our sales may deteriorate.

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

Risks Unique to Our Business Strategy

We may not persuade consumers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our ability to persuade consumers that food made with higher-quality ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors, particularly those in the quick-service restaurant segment. We may not successfully educate consumers about the quality of our food, and consumers may not care even if they do understand our approach. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect our results of operations or the brand identity that we have tried to create. Additionally, it may be more difficult for us to persuade the public about the quality and value of our food following any food-borne illnesses associated with our restaurants, as further described above under “Risks Related to our Plans to Grow Our Sales and Profitability—We may continue to be negatively impacted by food safety incidents...”  If consumers are not persuaded that we offer a good value for their money, our restaurant transaction counts could be adversely affected, which would negatively impact our business results.

Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention.

During 2018, we opened a new headquarters office in Newport Beach, California, consolidated certain corporate administrative functions into our existing office in Columbus, Ohio, closed a corporate office in New York, New York, and commenced the closure of our previous headquarters office in Denver, Colorado. As a result of the foregoing actions, we incurred corporate restructuring costs totaling $42.6 million in the second, third and fourth quarters of 2018, and expect to incur additional corporate restructuring costs in 2019 aggregating approximately $5 million to $15 million. We also closed/relocated 45 Chipotle restaurants and five Pizzeria Locales throughout the country during 2018, and as a result we incurred restaurant exit costs of approximately $35.8 million in the second, third and fourth quarters of 2018, and expect to incur additional restaurant exit costs in 2019 aggregating approximately $1 million to $7 million. These expenses adversely impacted our results of operations during 2018 and reduced our cash position and will continue to adversely impact our results of operation and cash position.  Additionally, the amount of the restructuring expenses we expect to incur in 2019, as well as our ability to achieve the anticipated benefits of our restructuring activities, are subject to assumptions and uncertainties. There is no assurance that we will successfully implement or fully realize the anticipated benefits of our restructuring activities. If we fail to realize the anticipated benefits from these measures, or if we incur charges or costs in amounts that are greater than anticipated, our financial condition and operating results may be adversely affected to a greater degree than we currently expect.

In addition, the relocation of our headquarters office functions has necessitated that we hire and train a significant number of new employees to replace corporate support employees who did not continue with us as a result of the relocation.  Hiring and training significant numbers of support team employees could distract existing employees, decrease employee morale, make it more difficult to retain and hire new talent, and harm our reputation. This turnover and any resulting distraction could negatively impact the overall performance of our corporate support teams, resulting in inefficiencies, higher short- or long-term costs, failures in risk management or compensating controls, or decreased productivity in numerous support or administrative functions. The costs associated with hiring new talent may also be more significant than we currently expect. As a result of these or other similar risks, our business, results of operations and financial condition may be adversely affected.

A substantial portion of our senior management team is new, which may pose challenges, and our success may depend on the continued service and availability of key personnel.

Brian Niccol joined us as Chief Executive Officer in March 2018, and we added a new Chief Marketing Officer, Chris Brandt, and our first Chief People Officer, Marissa Andrada, in April 2018; added our first Chief Legal Officer and General Counsel, Roger Theodoredis, in October 2018; and added a new Chief Development Officer, Tabassum Zalotrawala, in December 2018. These officers have, in turn, hired a substantial number of new direct reports, and as a result, our senior management team is relatively new and may face challenges working together as a unit, aligning on strategic priorities and objectives, or integrating their new teams with one another.  These challenges may be exacerbated by our ongoing restructuring efforts as further described above under “—Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention.”  Our Board of Directors has experienced recent changes as well, including the addition of Mr. Niccol, as well as our founder and former Chief Executive Officer, Steve Ells, assuming the position of Executive Chairman, and these changes may add to the challenges inherent in assimilating a new management team.  Failure to meet these challenges successfully may adversely impact our operations, business results or long-term growth prospects.

Additionally, Jack Hartung, our Chief Financial Officer, has served with us since early in our company’s history and much of our growth, as well as the development of our restaurant economic model, has occurred under his direction. Curt Garner, who joined us as Chief Information Officer in November 2015, has had a key role in developing and executing our digital and mobile ordering platforms and strategy, and we believe these and other technology innovations will become increasingly important in helping us return to sales and profitability growth.  Scott Boatwright, who joined us as Chief Restaurant Officer in May 2017, has led our recent efforts to improve the guest experience in our restaurants, which we also believe will be critical in attracting new and lapsed guests. And Laurie Schalow, who joined us as Chief Communications Officer in August 2017, has been responsible for media relations efforts and other initiatives to improve public perceptions of our brand.  Each of our executive officers is an at-will employee, and any turnover among our executive officers may disrupt our progress in implementing our business strategies or otherwise negatively impact our growth prospects or future operating results.  Additionally, if our company culture or operations were to deteriorate following any additional changes in leadership, we may be adversely impacted as well.

Our Food With Integrity philosophy subjects us to risks.

The principle of Food With Integrity constitutes a significant part of our business strategy. We use a substantial amount of ingredients grown or raised with an emphasis on practices we believe to be more sustainable or responsible than some conventional practices, and we try to make our food as fresh as we can. We do, however, face challenges associated with pursuing Food With Integrity philosophy. There are higher costs and other risks associated with purchasing ingredients grown or raised with an emphasis on quality, sustainability and other responsible practices. Growth rate and weight gain can be lower for chickens, cattle and pigs that are not fed sub-therapeutic antibiotics and for cattle that are not given growth hormones. Crops grown organically or using other responsible practices can take longer to grow and crop yields can be lower. It can take longer to identify and secure relationships with suppliers that are able to meet our criteria for meat, dairy and produce ingredients. Given the costs associated with what we believe are more responsible farming practices, as well as uncertainty regarding demand due to changing consumer perceptions, economic trends and other factors, many large suppliers have not found it economical to pursue business in this area. Although all of our restaurants generally serve meat from animals raised in accordance with criteria we’ve established in an effort to improve sustainability and promote animal welfare, we may experience shortages of meat meeting these criteria due to suppliers suspending production, market conditions, or other forces beyond our control. For example, in 2015 we identified a pork supplier that was not meeting our standards and suspended purchases of pork from the supplier. Without this supply, we did not have enough pork meeting our specifications for all of our restaurants and a large number of our restaurants were not serving carnitas for a number of months during 2015, which adversely impacted sales.  We have experienced shortages of beef or chicken meeting our protocols on a periodic basis over the past several years as well, resulting in our serving commodity beef and chicken, which may have a negative impact on consumer perceptions of our brand.

If as a result of any of the factors described above we are unable to obtain a sufficient and consistent supply of our preferred ingredients on a cost-effective basis, our food costs could increase, adversely impacting our operating margins. These factors could also cause us difficulties in aligning our brand with our Food With Integrity philosophy, which could make us less popular among our guests and cause sales to decline. Our commitment to the Food With Integrity philosophy may also leave us open to actions against us or criticism from special interest groups whose ideas regarding food issues differ from ours or who believe we should pursue different or additional goals with our Food With Integrity approach. Any adverse publicity that results from such criticism could impact guest traffic at our restaurants and damage our brand.  We may also face adverse publicity or liability for false advertising claims if suppliers do not adhere to all of the elements of our Food With Integrity programs, such as responsible meat protocols, requirements for organic or sustainable growing methods, our use of non-GMO ingredients in our food, and similar criteria on which we base our purchasing decisions. If any such supplier failures occur and are publicized, our reputation would be harmed and our sales may be adversely impacted. And our Food With Integrity message may result in consumers holding us to a higher standard in terms of food safety as well, which may make it more difficult for us to recover from the food-borne illness incidents discussed elsewhere in this report, as consumers who believe we failed to uphold our own standards may decline to return to our restaurants as frequently or at all.

Additionally, in response to increasing consumer awareness and demand, some competitors have also begun to advertise their use of meats raised without the use of antibiotics or growth hormones, dairy products from cows not treated with rBGH, and other ingredients similar to those we seek as part of our Food With Integrity philosophy. If competitors become known for using these types of higher-quality or more sustainable ingredients, it could further limit our supply of these ingredients, and may also make it more difficult for us to differentiate Chipotle and our restaurants, either which could adversely impact our operating results.

Pizzeria Locale and other new restaurant concepts may not contribute to our growth.

We believe that the fundamental principles on which our restaurants are based – finding better ingredients, preparing them using classic techniques in front of the guest, and serving them in an interactive format with great teams dedicated to providing an excellent dining experience – can be adapted to cuisines other than the food served at Chipotle. In order to see how our model works when we use different ingredients and a different style of food, we opened a number of ShopHouse Southeast Asian Kitchen restaurants beginning in 2011, and one Tasty Made burger restaurant in Ohio in 2016.  We also have a majority ownership interest in a company that, until late 2018, operated seven fast casual Pizzeria Locale restaurants in Denver, Colorado, Kansas City, Missouri and Cincinnati, Ohio. ShopHouse and TastyMade were not able to achieve a level of sales and profitability that made them attractive to us for future investment, and we recognized a $14.5 million non-cash impairment charge, representing substantially all of the value of long-lived assets of ShopHouse, during the year ended December 31, 2016, and closed all of the ShopHouse locations in the first half of 2017. We closed TastyMade in 2018, and also closed the five Pizzeria Locale restaurants outside of Denver in 2018 as part of our program to close underperforming restaurants throughout the country.  Furthermore, Pizzeria Locale has significantly lower brand awareness, lower sales and less operating experience than most Chipotle restaurants, and may also not achieve restaurant economics that make the concept attractive for further investment in the future.  There are also numerous competitors in the pizza market, including a number of large and well-known brands, and a number of other companies or individuals in the restaurant industry have recently opened or invested in fast-casual pizza concepts.

Notwithstanding our investment in Pizzeria Locale and exploration of other restaurant brand opportunities, our immediate focus will remain on thoughtfully growing the Chipotle brand. As a result, we do not expect Pizzeria Locale or other concepts to contribute to our growth in a meaningful way for at least the next several years.  We may also determine not to move forward with any further expansion of Pizzeria Locale, which may limit our overall growth potential over the long term. Conversely, any expansion of Pizzeria Locale or investments in other restaurant concepts might distract our management, which could have an adverse impact on our core Chipotle business.

Regulatory and Legal Risks

Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs.

Employment and Immigration Regulations

We are subject to various federal, state and local laws and regulations governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws, scheduling notification requirements and anti-discrimination and anti-harassment laws. Complying with these laws and regulations subjects us to substantial expense and can be cumbersome, and can also expose us to liabilities from claims of non-compliance. For example, a number of lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee classification, employee record-keeping and related practices with respect to our employees. We incur legal costs to defend, and we could suffer losses from, these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, changes to eligibility for overtime pay, paid sick leave and mandatory vacation accruals, and similar requirements and these changes have increased our labor costs and may have a further negative impact on our labor costs in the future. In addition, in November 2017, the Fair Value Workweek legislation was implemented in New York City, which requires fast food employers to provide employees with specified notice in scheduling changes and pay premiums for changes made to employees’ schedules, amongst other requirements. Similar legislation may be enacted in other jurisdictions in which we operate in as well, and could result in increased labor costs. Changes in U.S. healthcare laws could also adversely impact us if they result in significant new welfare and benefit costs or increased compliance expenses.

We also are required to comply with work authorization verification requirements.  Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized our business may be disrupted as we try to replace lost workers with additional qualified employees. For example, following an audit by the Department of Homeland Security of the work authorization documents of our restaurant employees in Minnesota during 2010, we lost approximately 450 employees, resulting in a temporary increase in labor costs and disruption of our operations, including slower throughput, as we trained new employees, as well as some degree of negative publicity. The resulting broad-based civil and criminal investigations by the U.S. Attorney for the District of Columbia and U.S. Securities and Exchange Commission resulted in significant legal costs. Termination of a significant number of employees in specific markets or across our company due to work authorization or other regulatory issues would disrupt our operations including slowing our throughput, and could also cause additional adverse publicity and temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. We use the “E-Verify” program, an Internet-based, free program run by the U.S. government, to verify employment eligibility for all employees throughout our company. However, use of E-Verify does not guarantee that we will successfully identify all applicants who are ineligible for employment. On the other hand, in the event we erroneously reject work authorization documents, or if our compliance procedures are found to have a disparate impact on a protected class such as a racial minority or based on the citizenship status of applicants, we could be found to be in violation of anti-discrimination laws. Our reputation and financial performance may be materially harmed as a result of any of these factors.  Furthermore, immigration laws have been an area of considerable political focus in recent years, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs. Further changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring process more cumbersome, or reduce the availability of potential employees.

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

Privacy/Cybersecurity

We are required to collect and maintain personal information about our employees, and we collect information about guests as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is evolving and increasingly demanding. Significant new privacy regulation in the European Union is further described above under “—Risks Related to our Plans to Improve Our Sales and Profitability and Restore our Economic Model — Our expansion into international markets has been limited, and may present increased risks due to lower consumer awareness of our brand, our unfamiliarity with those markets and other factors.”   At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of guest or employee information on our behalf. If our security and information systems or those of outsourced third party providers we use to store or process such information or those of our delivery partners, are compromised, or if we or such third parties otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees. Additional risks related to cybersecurity are described below under “—General Business Risks-We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential guest and employee information.”

Americans with Disabilities Act and Similar State Laws

We are subject to the ADA and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We have incurred substantial legal fees in connection with ADA-related complaints in the past, and we may in the future have to modify restaurants, for example by adding access ramps or redesigning certain architectural features, to provide service to or make reasonable accommodations for disabled persons under these laws. The expenses associated with these modifications, or any damages, legal fees and costs associated with litigating or resolving claims under the ADA or similar state laws, could be material.

Nutrition and Food Regulation

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. Regulations requiring that chain restaurants include calorie information on their menu boards and make other nutritional information available went in place across the U.S. in May 2018, and states and localities have also proposed or adopted regulation of or taxes on certain beverage products, kids’ meals, and other food products or practices. These requirements may increase our expenses, change guest buying habits in a way that adversely impacts our sales, or subject us to liability if we make errors in complying with the requirements.

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

Environmental Laws

We are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances, as well as local ordinances restricting the use of straws, utensils, and the types of packaging we can use in our restaurants. Restrictions on the use of certain materials in our restaurants may subject us to increased costs for paper, packaging and other non-food items.  In addition, although we have not conducted a comprehensive environmental review of our properties or operations, investigations of some of our properties has identified contamination caused by third-party operations. While we believe any such contamination has been or should be addressed by the third party, if the relevant third party does not address or has not addressed the identified contamination properly or completely, then we could be held liable under certain environmental laws as an owner or operator to address any remaining contamination, sometimes without regard to whether we knew of, or were responsible for, the release or presence of hazardous or toxic substances. Further, we may not have identified all of the potential environmental liabilities at our properties, and any such liabilities could have a material adverse effect on our operations or results of operations. We also cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws.

Healthcare Regulation

We offer eligible full-time and part-time U.S. employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. Under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, employers can be subjected to penalties for failure to provide a healthcare plan which is deemed to be both “affordable” and offers minimal essential coverage. We have incurred fines associated with this regulation in the past, and future costs associated with these healthcare requirements cannot be determined with certainty, but may have a material adverse effect on our financial statements.

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

We are facing an ongoing government investigation into food safety incidents and related compliance measures, as described in Note 13. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”  We also have received numerous claims from guests who were or claim to have been impacted by food safety incidents associated with our restaurants, and a number of those claimants have filed lawsuits against us.  We are cooperating in the government investigation and with many of the guests impacted by these incidents, but will continue to incur significant legal and other costs in doing so. We have also been sued in two separate shareholder class action lawsuits in connection with declines in our stock price in the wake of food safety incidents, and defending these lawsuits may subject us to significant additional legal expenses.  Additionally, the liabilities from guest claims and related litigation expenses may be greater than we anticipate due to the uncertainties inherent in litigation.  All of these costs, liabilities and expenses will negatively impact our operating results. Moreover, publicity regarding any legal proceedings related to food safety incidents may heighten consumer awareness of our past food safety incidents or otherwise negatively impact perceptions of our brand, which may hamper our ability to increase our sales.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

We’re subject to numerous claims alleging violations of federal and state laws regarding workplace and employment matters, including wages, work hours, overtime, vacation and family leave, discrimination, wrongful termination, and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Our guests also occasionally file complaints or lawsuits against us alleging that we’re responsible for some illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality, operations or our food related disclosure or advertising practices. See “—Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs” above, for additional discussion of these types of claims. From time to time, we also face claims alleging that technology we use in our business infringes patents held by third parties. In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products and other disclosure and advertising practices. We have been subject to a number of these actions and may be subject to additional actions of this type in the future. We are also undergoing government investigations and have been sued in two shareholder class action lawsuits, each as described elsewhere in this report, including in Note 13. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” and these matters may be particularly expensive to defend and/or resolve.

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

General Business Risks

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential guest and employee information.

We accept electronic payment cards for payment in our restaurants. During 2018, approximately 76% of our sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years.

In April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and the ensuing investigation detected malware designed to access payment card data from cards used at point-of-sale devices at most of our restaurants, primarily in the period from March 24, 2017 through April 18, 2017.  We removed the malware from our systems and continue to work to enhance our security measures, including a planned implementation of new payment processing technology in substantially all of our restaurants during 2019. However, we expect to be subject to payment card network assessments and may incur regulatory fines or penalties, for which our insurance coverage is limited, and as a result, we recorded a $30 million estimated liability, of which approximately $29 million remained in accrued liabilities as of December 31, 2018. We may ultimately be subject to liabilities greater than or less than the amount accrued. See Note 13. “Commitments and Contingencies” included in Item 8. “Financial Statements and Supplementary Data,” for further discussion of potential liabilities and pending litigation filed against us in connection with this incident.

We may be subject to additional lawsuits or other proceedings in the future relating to the 2017 incident or any future incidents in which payment card data may have been compromised.  Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

We also are required to collect and maintain personal information about our employees, and we collect information about guests as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and by the European Union and its member states, and the regulatory environment related to information security and privacy is increasingly demanding. For example, a new privacy regulation in the European Union called GDPR, became effective in May 2018 and requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. Similarly, the California Consumer Privacy Act is due to take effect January 1, 2020, and will require our instituting additional new processes and protections.

At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of guest or employee information on our behalf. We have seen an increase over the past several years in the frequency and sophistication of attempts to compromise the security of several of these systems. If the security and information systems that we or our outsourced third party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected by these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

If we experience a significant failure in or interruption of certain key information technology systems, our business could be adversely impacted.

We use a variety of applications and systems to securely manage the flow of information within each of our restaurants as well as our centralized corporate infrastructure, and to administer a number of significant business functions. The services available within our systems and applications include restaurant operations, supply chain, inventory, scheduling, training, human capital management, financial tools, and data protection services. Our restaurant IT structure is based primarily on a point-of-sale system that operates locally at the restaurant and is integrated with other functions necessary to restaurant operations.  The point-of-sale system records sales transactions, receives out of store orders, and authorizes, batches, and transmits credit card transactions. It also allows employees to enter time clock information and to produce a variety of management reports. Select information that is captured from this system at each restaurant is collected in the central corporate infrastructure, which enables management to continually monitor operating results.  Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these and other systems, and our operations depend substantially on the availability of our point-of-sale system and related networks and applications.

These systems may be vulnerable to attacks or outages from security breaches, viruses and other disruptive problems, as well as from physical theft, fire, power loss, telecommunications failure or other catastrophic events. Any failure of these systems to operate effectively, whether from security breaches, maintenance problems, upgrades or transitions to new platforms, or other factors could result in interruptions to or delays in our restaurant or other operations, adversely impacting the restaurant experience for our guests or negatively impacting our ability to manage our business. We plan major hardware upgrades and systems implementations during 2019 that will encompass all of our restaurants, which may increase the likelihood of a systems outage or malfunction negatively impacting our business.  If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of any problems with our systems could result in significant, unplanned expenses.

Negative publicity relating to our restaurants or our company could adversely impact our reputation, which may significantly harm us.

We depend significantly on consumers’ perception of and connection to our brand. In addition to the damage to our reputation from well-publicized food safety incidents as described elsewhere in this report, we may experience negative publicity from time to time relating to food quality, guest complaints, restaurant facilities, advertising and other business practices, litigation alleging injuries or improper employee practices, government investigations or other regulatory issues, our suppliers’ potential failure to adhere to elements of our Food With Integrity protocols, other issues regarding the integrity of our suppliers’ food processing, employee relationships, guest or employee data breaches, or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one or more restaurants or any of the foregoing topics may extend far beyond the restaurant(s) involved and affect many more, or even all, of our restaurants. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that may be generated. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations. And even publicity that could reasonably be viewed as positive may have adverse consequences on our business.  For example, positive developments in regard to the food safety issues that have impacted us might have the effect of continuing or increasing consumer awareness of the issue.

The adverse impact of negative publicity on consumers’ perception of us could have a further negative impact on our sales. If the impact of any such publicity is particularly long-lasting, the value of our brand may suffer and our ability to grow could be diminished. Additionally, negative publicity about our employment practices may affect our reputation among employees and potential employees, which could make it more difficult for us to attract and retain top performing employees. That could adversely impact the quality of the guest experience we can offer and our operations generally, and may increase our labor costs as well.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business.

There has been a widespread and dramatic increase in the use of social media platforms that allow users to access a broad audience of consumers and other interested persons.  The availability of information on social media can be virtually immediate, as can its impact, and users of many social media platforms can post information without filters or checks on the accuracy of the content posted.  Adverse information concerning our restaurants or brand, whether accurate or inaccurate, may be posted on such platforms at any time and can quickly reach a wide audience.  The resulting harm to our reputation may be immediate, without affording us an opportunity to correct or otherwise respond to the information, and it is challenging to monitor and anticipate developments on social media in order to respond in an effective and timely manner.  As a result, social media may exacerbate the risks described above under “—Negative publicity relating to our restaurants or our company could adversely impact our reputation, which may significantly harm us.”

In addition, although search engine marketing, social media and other new technological platforms offer great opportunities to increase awareness of and engagement with our restaurants and brand, our failure to use social media effectively in our marketing efforts may further expose us to the risks associated with the accelerated impact of social media. Many of our competitors are expanding their use of social media and the social media landscape is rapidly evolving, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance, and we may not do so effectively.  A variety of additional risks associated with our use of social media include the possibility of improper disclosure of proprietary information, exposure of personally identifiable information of our employees or guests, fraud, or the publication of out-of-date information, any of which may result in material liabilities or reputational damage. Furthermore, any inappropriate use of social media platforms by our employees could also result in negative publicity that could damage our reputation, or lead to litigation that increases our costs.

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

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is relatively short and our significant growth during most of our operating history could affect the accuracy of estimates based on historical experience. If a greater amount of claims occurs compared to what we estimated, or if medical costs increase beyond what we expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may also produce materially different amounts of expense than reported under these programs, which could adversely impact our results of operations.  It is also possible that losses covered under one or more of our insurance policies may exceed the applicable policy limits, and any such uninsured losses could be significant enough to have a material adverse effect on our financial position.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Our ability to successfully implement our business plan depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos, our Food With Integrity strategy and the unique ambience of our restaurants. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, whether in print, on the internet or in other media, the value of our brands may be harmed, which could have a material adverse effect on our business. We are aware of restaurants in foreign jurisdictions using menu items, logos and other branding that we believe are based on our intellectual property, and our ability to halt these restaurants from using these elements may be limited in jurisdictions in which we are not operating. This could have an adverse impact on our ability to successfully expand into other jurisdictions in the future. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

Our quarterly results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

Our quarterly results may fluctuate significantly and could fail to meet the expectations of securities analysts and investors because of factors including:

•changes in comparable restaurant sales and guest visits, including as a result of perceptions about our brand, competition, changes in consumer confidence or discretionary spending, and other factors listed in this “Risk Factors” section;

•additional negative publicity about the occurrence of food-borne illnesses, the ingredients we use, or other problems at our restaurants whether as a result of actions within our control or those outside of our control such as those by our delivery partners;

•fluctuations in supply costs, particularly for our most significant food items;

•labor availability and wages of restaurant management and crew, as well as temporary fluctuations in labor costs as a result of operational changes or other factors;

•increases in marketing or promotional expenses as we introduce new marketing programs and strategies, or increases pending on existing marketing programs in an effort to drive sales;

•our ability to raise menu prices without adversely impacting guest traffic, particularly if food and labor costs were to increase;

•the timing of new restaurant openings and related revenues and expenses;

•operating costs at newly opened restaurants, which are often materially greater during the first several months of operation;

•the impact of inclement weather, natural disasters and other calamities, such as freezes that have impacted produce crops and droughts that have impacted livestock and the supply of certain meats;

•litigation, settlement costs and related legal expense;

•tax expenses, impairment charges and non-operating costs;

•variations in general economic conditions, including the impact of declining interest rates on our interest income;

•increases in infrastructure costs; and

•potential distraction or unusual expenses associated with our expansion into international markets or initiatives to expand new concepts.

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

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock price to fall. This risk may continue to be a greater concern during 2019, as analyst and investor expectations for continued improvements in our business results may be higher than the level of results we actually achieve.

Additionally, we believe the market price of our common stock, which has generally traded at a higher price-earnings ratio than stocks of most of our peer companies, has typically reflected high market expectations for our future operating results. The trading market for our common stock has been volatile at times as well, including during the recent past as a result of adverse publicity events. As a result, if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.

Our anti-takeover provisions may delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain some provisions that may make the acquisition of control of us without the approval of our Board of Directors more difficult, including provisions relating to the nomination, election and removal of directors, the structure of the Board of Directors and limitations on actions by our shareholders. In addition, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders, which could adversely affect the price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2018, there were 2,491 restaurants operated by Chipotle and our consolidated subsidiaries, 2,489 of which were Chipotle restaurants. The table below sets forth the locations (by state or country) of all restaurants in operation.

Alabama	14
Arizona	80
Arkansas	6
California	412
Colorado	77
Connecticut	23
Delaware	8
District of Columbia	19
Florida	160
Georgia	51
Idaho	4
Illinois	139
Indiana	36
Iowa	10
Kansas	26
Kentucky	18
Louisiana	9
Maine	5
Maryland	91
Massachusetts	56
Michigan	36
Minnesota	63
Missouri	38
Mississippi	1
Montana	3
Nebraska	9
Nevada	27
New Hampshire	8
New Jersey	64
New Mexico	8
New York	149
North Carolina	62
North Dakota	1
Ohio	180
Oklahoma	12
Oregon	31
Pennsylvania	86
Rhode Island	8
South Carolina	20
Tennessee	22
Texas	205
Utah	11
Vermont	1
Virginia	101
Washington	39
West Virginia	5
Wisconsin	19
Wyoming	1
Canada	23
France	6
Germany	1
United Kingdom	7
Total	2,491

We categorize our restaurants as end-caps (at the end of a line of retail outlets), in-lines (in a line of retail outlets), free-standing, or other. Of our restaurants in operation as of December 31, 2018, we had 1,605 end-cap locations, 398 free-standing units, 348 in-line locations, and 140 other locations. The average restaurant size is about 2,500 square feet and seats about 56 people. Many of our restaurants also feature outdoor patio space.

Our main office is located at 610 Newport Center Drive, Suite 1300, Newport Beach, CA 92660 and our telephone number is (949) 524-4035. We lease our main office and substantially all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Note 11. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

We own 17 properties and operate restaurants on all of them.

ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 13. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “CMG.”

As of January 24, 2019, there were approximately 914 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2018.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October		8,705	$446.07	8,705	$99,100,835
	Purchased 10/1 through 10/31
November		37,178	$475.95	37,178	$81,405,932
	Purchased 11/1 through 11/30
December		54,715	$435.98	54,715	$57,551,285
	Purchased 12/1 through 12/31
Total		100,598	$451.62	100,598	$57,551,285

__________________

(1)	Shares were repurchased pursuant to the $100 million repurchase programs announced on October 24, 2017 and April 25, 2018.
(2)

This column does not include an additional $100 million in authorized repurchases announced on February 6, 2019. Each repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2013 through December 31, 2018 to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2013. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Source data:  S&P Capital IQ

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

	Year ended December 31,
	2018	2017	2016	2015	2014
Statement of Income:
Revenue	$4,864,985	$4,476,412	$3,904,384	$4,501,223	$4,108,269
Food, beverage and packaging costs	1,600,760	1,535,428	1,365,580	1,503,835	1,420,994
Labor costs	1,326,079	1,205,992	1,105,001	1,045,726	904,407
Occupancy costs	347,123	327,132	293,636	262,412	230,868
Other operating costs	680,031	651,644	641,953	514,963	434,244
General and administrative expenses	375,460	296,388	276,240	250,214	273,897
Depreciation and amortization	201,979	163,348	146,368	130,368	110,474
Pre-opening costs	8,546	12,341	17,162	16,922	15,609
Loss on disposal of assets	66,639	13,345	23,877	13,194	6,976
Total operating expenses	4,606,617	4,205,618	3,869,817	3,737,634	3,397,469
Income from operations	258,368	270,794	34,567	763,589	710,800
Interest and other income, net	10,068	4,949	4,172	6,278	3,503
Income before income taxes	268,436	275,743	38,739	769,867	714,303
Provision for income taxes	(91,883)	(99,490)	(15,801)	(294,265)	(268,929)
Net income	$176,553	$176,253	$22,938	$475,602	$445,374
Earnings per share
Basic	$6.35	$6.19	$0.78	$15.30	$14.35
Diluted	$6.31	$6.17	$0.77	$15.10	$14.13
Weighted average common shares outstanding
Basic	27,823	28,491	29,265	31,092	31,038
Diluted	27,962	28,561	29,770	31,494	31,512

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total current assets	$814,794	$629,535	$522,374	$814,647	$859,511
Total assets	$2,265,518	$2,045,692	$2,026,103	$2,725,066	$2,527,317
Total current liabilities	$449,990	$323,893	$281,793	$279,942	$245,710
Total liabilities	$824,179	$681,247	$623,610	$597,092	$514,948
Total shareholders’ equity	$1,441,339	$1,364,445	$1,402,493	$2,127,974	$2,012,369

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with Item 6. “Selected Financial Data” and our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that might cause such differences include those described in Item 1A. “Risk Factors” and elsewhere in this report.

Overview

As of December 31, 2018, we operated 2,452 Chipotle restaurants throughout the United States, 37 international Chipotle restaurants, and two non-Chipotle restaurants. We are committed to making our food more accessible to everyone while continuing to be a brand with a demonstrated purpose.

2018 Financial and Operational Highlights

Sales Trends. Average restaurant sales were $2.004 million for the year ended December 31, 2018, an increase from $1.940 million for the year ended December 30, 2017. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

Comparable restaurant sales increased 4.0% for the full year 2018 and increased 6.1%, which included a 2% increase in comparable restaurant transactions, for the three months ended December 31, 2018. Comparable restaurant sales and comparable restaurant transactions represent the change in period-over-period sales or paid transactions for restaurants in operation for at least 13 full calendar months. We expect our full year 2019 comparable restaurant sales increases to be in the mid-single digit range.

We continue to invest in improving our digital platforms and equipping select restaurants with an upgraded second make line dedicated to fulfilling out-of-restaurant orders. Sales from out-of-restaurant orders, including delivery orders, increased 260 basis points to 10.9% of revenue for the full year 2018, an increase from 8.3% of revenue for the full year 2017.

Restaurant Operating Costs.  During the full year 2018, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue decreased 180 basis points to 81.3% compared to the full year 2017. The decrease was primarily due to comparable restaurant sales increases combined with lower marketing and promotional expenses, partially offset by wage inflation at the crew level.

Corporate Restructuring. During 2018, we opened a new headquarters office in Newport Beach, California, consolidated certain corporate administrative functions into our existing office in Columbus, Ohio, closed a corporate office in New York, New York, and commenced the closure of our previous headquarters office in Denver, Colorado. All affected employees were either offered an opportunity to continue in the new organization or were offered a severance package. We expect to incur total corporate restructuring costs, including costs already incurred, aggregating approximately $48 million to $58 million including (i) employee severance and other employee transition costs of approximately $8 million to $10 million; (ii) recruitment and relocation costs of approximately $12 million to $14 million; (iii) lease termination and other office closure costs of approximately $17 million to $22 million; and (iv) third-party and other costs of approximately $11 million to $12 million. We recognized a total of $42.6 million of the foregoing costs during 2018, and expect to incur additional corporate restructuring costs into 2019 aggregating approximately $5 million to $15 million. For additional information, please see Note 5. “Corporate Restructuring Costs” in the notes to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” as well as “Risks Unique to Our Business Strategy — Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention” in Item 1A. “Risk Factors”.

Restaurant Closures.  In June 2018, we announced planned restaurant closures of approximately 55 to 65 restaurants beginning in the second quarter of 2018 and continuing over the next several quarters.  During the twelve months ended December 31, 2018, we closed or relocated 45 Chipotle restaurants and five Pizzeria Locale restaurants in connection with this initiative. We expect to incur total restaurant exit costs, inclusive of costs already incurred, aggregating approximately $37 million to $43 million. We recognized restaurant exit costs of approximately $35.8 million during 2018, and expect to incur additional restaurant exit costs into 2019 aggregating approximately $1 million to $7 million. For additional information, please see Note 6. “Restaurant Closure Costs and Impairment of Long-Lived Assets” in the notes to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, as well as “Risks Unique to Our Business Strategy — Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention” in Item 1A. “Risk Factors”.

Restaurant Development. For the full year 2018, we opened 137 new restaurants. We expect 2019 openings will be approximately 140 to 155 with a heavier weighting of openings towards the second half of the year.

Management Enhancements. Brian Niccol joined us as Chief Executive Officer and as a member of the Board in March 2018; added a new Chief Marketing Officer, Chris Brandt and our first Chief People Officer, Marissa Andrada, in April 2018; added our first Chief Legal Officer and General Counsel, Roger Theodoredis, in October 2018; and added a new Chief Development Officer, Tabassum Zalotrawala in December 2018.

Restaurant Openings, Relocations and Closures

The following table details restaurant unit data for the years indicated.

	Year ended December 31,
	2018	2017	2016
Beginning of period	2,408	2,250	2,010
Openings	137	183	243
Chipotle closures/relocations	(48)	(10)	(3)
TastyMade closures	(1)	-	-
ShopHouse closures	-	(15)	-
Pizzeria Locale closures	(5)	-	-
Total restaurants at end of period	2,491	2,408	2,250

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following section. As we open more restaurants and hire more employees, our aggregate restaurant operating costs and depreciation and amortization generally increase.

Revenue

	Year ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(dollars in millions)
Revenue	$4,865.0	$4,476.4	$3,904.4	8.7%	14.7%
Average restaurant sales	$2.004	$1.940	$1.868	3.3%	3.9%
Comparable restaurant sales increases	4.0%	6.4%	(20.4%)

The significant factors contributing to the increase in revenue in 2018 were new restaurant openings and comparable restaurant sales increases. Revenue from restaurants not yet in the comparable restaurant base contributed $237.4 million to the revenue increase, of which $112.1 million was attributable to restaurants opened in 2018, and comparable restaurant sales increased $151.2 million. The increase in comparable restaurant sales was attributable to an increase in average check, including a 4.0% benefit from menu price increases, partially offset by 0.8% fewer comparable restaurant transactions.

The significant factors contributing to the increase in revenue in 2017 were comparable restaurant sales increases and new restaurant openings. Revenue from restaurants not yet in the comparable restaurant base contributed $338.8 million to the revenue increase, of which $149.1 million was attributable to restaurants opened in 2017, and comparable restaurant sales increased $233.2 million. The increase in comparable restaurant sales was attributable to an increase in average check, including a 1.2% benefit from menu price increases.

Food, Beverage and Packaging Costs

	Year ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(dollars in millions)
Food, beverage and packaging	$1,600.8	$1,535.4	$1,365.6	4.3%	12.4%
As a percentage of revenue	32.9%	34.3%	35.0%	(1.4%)	(0.7%)

Food, beverage and packaging costs decreased as a percentage of revenue in 2018 primarily due to the benefit of menu price increases taken in select restaurants in 2017 and again at the end of 2018. Food, beverage and packaging costs also benefitted from favorable avocado prices. These decreases were partially offset by increased freight costs, and to a lesser extent increased costs for tortillas and rice.

Food, beverage and packaging costs decreased as a percentage of revenue in 2017 primarily due to the benefit of menu price increases taken in select restaurants during the second and fourth quarters of 2017. Food, beverage and packaging costs also benefitted from bringing the preparation of lettuce and bell peppers back into our restaurants after using pre-cut produce during portions of 2016, and cost savings initiatives resulting in lower prices and usage of paper and packaging products. These decreases were partially offset by higher avocado prices.

Labor Costs

	Year ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(dollars in millions)
Labor costs	$1,326.1	$1,206.0	$1,105.0	10.0%	9.1%
As a percentage of revenue	27.3%	26.9%	28.3%	0.3%	(1.4%)

Labor costs increased as a percentage of revenue in 2018 primarily due to an increase in wage inflation. The increase was partially offset by sales leverage as our revenues increased 8.7% in 2018, which included the benefit of menu price increases.

Labor costs as a percentage of revenue decreased during 2017 due primarily to increased crew efficiency, including the benefit of lower promotional activity during the year, improved manager deployment, and sales leverage, including the impact of menu price increases. The decrease was partially offset by wage inflation.

Occupancy Costs

	Year ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(dollars in millions)
Occupancy costs	$347.1	$327.1	$293.6	6.1%	11.4%
As a percentage of revenue	7.1%	7.3%	7.5%	(0.2%)	(0.2%)

Occupancy costs as a percentage of revenue decreased in 2018 and 2017 primarily due to sales leverage on a largely fixed-cost base.

Other Operating Costs

	Year ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(dollars in millions)
Other operating costs	$680.0	$651.6	$642.0	4.4%	1.5%
As a percentage of revenue	14.0%	14.6%	16.4%	(0.6%)	(1.9%)

Other operating costs include, among other items, marketing and promotional costs, bank and credit card processing fees, and restaurant utilities and maintenance costs. Other operating costs decreased as a percentage of revenue in 2018 due primarily to sales leverage, including the benefit of menu price increases, and to a lesser extent marketing and promotional spend decreasing from 3.5% of revenue in 2017 to 2.9% of revenue in 2018. This is partially offset by increased costs associated with store repairs and maintenance, and delivery.

Other operating costs decreased as a percentage of revenue in 2017 due primarily to decreased marketing and promotional spend, sales leverage including the benefit of menu price increases, and decreased kitchen supplies expense. Marketing and promotional spend decreased to 3.5% of revenue in 2017, as compared to 5.1% of revenue in 2016.

General and Administrative Expenses

	Year ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(dollars in millions)
General and administrative expense	$375.5	$296.4	$276.2	26.7%	7.3%
As a percentage of revenue	7.7%	6.6%	7.1%	1.1%	(0.5%)

General and administrative expenses increased in dollar terms in 2018, due to $32.1 million related to the corporate restructuring and other unusual charges, $21.4 million related to higher costs associated with our annual incentive cash bonus program and retention bonuses, $10.9 million associated with the biennial All Managers’ Conference that was held in September 2018, $3.8 million in higher stock compensation expense, and the remaining increase primarily relates to general and administrative growth to support our restaurant growth and digitizing our restaurant experience. These increases were partially offset by the benefit of comparing against a non-recurring charge of $30.0 million recorded in the third quarter of 2017 related to the data security incident in the second quarter of 2017.

General and administrative expenses increased in dollar terms in 2017, due to the liability of $30.0 million for the data security incident that occurred in 2017, increased bonus costs and higher non-cash stock-based compensation expense of $11.8 million. The increase was partially offset by a decrease of $10.5 million in legal expenses, and decreased meeting costs of $9.1 million primarily because of the biennial All Managers Conference held in September 2016. The increase in stock-based compensation expense during 2017 was primarily a result of a cumulative reduction of expense in 2016 for performance share awards that were no longer expected to vest.

Depreciation and Amortization

	Year ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(dollars in millions)
Depreciation and amortization	$202.0	$163.3	$146.4	23.6%	11.6%
As a percentage of revenue	4.2%	3.6%	3.7%	0.5%	(0.1%)

Depreciation and amortization increased as a percentage of revenue in 2018 due primarily to accelerated depreciation on certain restaurant assets in connection with a large restaurant refresh project and from the restaurant closures described above under “2018 Financial and Operating Highlights—Restaurant Closures.”

Depreciation and amortization decreased as a percentage of revenue in 2017 due to sales leverage on a partially fixed-cost base.

Loss on Disposal and Impairment of Assets

	Year ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(dollars in millions)
Impairment, closure costs, and asset disposals	$66.6	$13.3	$23.9	399.4%	(44.1%)
As a percentage of revenue	1.4%	0.3%	0.6%	1.1%	(0.3%)

Impairment, closure costs, and asset disposals increased in dollar terms in 2018 primarily due to the planned closures of underperforming restaurants that began in the second quarter of 2018, offices affected by corporate restructuring, and the write down of a large portion of the associated long-lived asset values, which are discussed above under “2018 Financial and Operational Highlights—Corporate Restructuring” and “—Restaurant Closures.”

Impairment, closure costs, and asset disposals during 2017 consisted primarily of charges related to the closure of underperforming Chipotle restaurants and the replacement of certain kitchen equipment. This was a decrease from the prior year due to the closing of all Shophouse restaurants in 2016.

Income Tax Provision

	Year ended December 31,			Percentage Change
	2018	2017	2016	2018/2017	2017/2016
	(dollars in millions)
Provision for income taxes	$91.9	$99.5	$15.8	(7.6%)	529.6%
Effective tax rate	34.2%	36.1%	40.8%

The 2018 annual effective tax rate was lower than the 2017 rate primarily due to the favorable impacts of the Tax Cuts and Jobs Act that was enacted in December 2017 and federal tax credits offset by unfavorable tax impacts of expirations and cancellations of various equity awards.

The 2017 annual effective tax rate was lower than the 2016 rate due to the enactment of the Tax Cuts and Jobs Act, resulting in our recording a benefit for the remeasurement of our deferred tax liability, as well as from a lower state tax rate. The decrease in our effective tax rate was partially offset by federal credits on overall higher pre-tax operating income.

Quarterly Financial Data/Seasonality

The following table presents data from the consolidated statement of income for each of the eight quarters in the period ended December 31, 2018. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2018 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$1,148.4	$1,266.5	$1,225.0	$1,225.1
Operating income	$92.8	$68.0	$58.0	$39.6
Net income	$59.4	$46.9	$38.2	$32.0
Number of restaurants opened in the quarter, net of relocations/closures	33	26	(4)	28
Comparable restaurant sales increase	2.2%	3.3%	4.4%	6.1%

	2017 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$1,068.8	$1,169.4	$1,128.1	$1,110.1
Operating income	$73.2	$106.7	$30.9	$60.0
Net income	$46.1	$66.7	$19.6	$43.8
Number of restaurants opened in the quarter, net of relocations/closures	41	48	35	34
Comparable restaurant sales increase	17.8%	8.1%	1.0%	0.9%

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically our average daily restaurant sales are lower, and net income has generally been lower, in the first and fourth quarters due in part to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as unexpected publicity impacting our business in a positive or negative way, as well as fluctuations in food or packaging costs or the timing of menu price increases or promotional activities and other marketing initiatives. The number of trading days in a quarter can also affect our results, although on an overall annual basis, changes in trading days do not have a significant impact.

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

Liquidity and Capital Resources

Cash flows generated from operating activities are our principal source of liquidity, which we use to finance new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital, and general corporate needs. As of December 31, 2018, we had a cash and cash equivalent and short-term investment balance of $676.8 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, to invest in, maintain and refurbish our existing restaurants, to repurchase additional shares of our common stock subject to market conditions, and for general corporate purposes. As of December 31, 2018, there was $57.6 million remaining available under previously-announced stock repurchase authorizations approved by our Board of Directors. We announced $100 million in additional repurchase authorizations in February 2019. Under the repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Our total capital expenditures for 2018 were $287.4 million. In 2018, we spent on average about $0.9 million in development and construction costs per new restaurant, or about $0.8 million net of landlord reimbursements of $0.1 million. In 2019, we expect to incur about $300 million in total capital expenditures.  We expect the majority of our capital expenditures to consist of investments in existing restaurants, including remodeling and similar improvements, and upgrading our second make lines and other restaurant equipment. We also expect about $130 million in capital expenditures related to our construction of new restaurants, before any reductions for landlord reimbursements. For new restaurants to be opened in 2019, we anticipate average development costs will increase due to strategic initiatives planned in new restaurants such as a pickup lane and an upgraded second make line. Finally, we expect a portion of our capital expenditures for the year to be incurred for additional corporate initiatives.

Contractual Obligations

Our contractual obligations as of December 31, 2018 were as follows:

	Payments Due by Fiscal Year
	Total	2019	2020-2021	2022-2023	Thereafter
	(in thousands)
Operating leases(1)	$3,950,378	$294,191	$591,520	$586,270	$2,478,397
Purchase obligations(2)	$884,490	$584,941	$198,337	$101,212	$-
Deemed landlord financing(1)	$3,049	$423	$889	$906	$831
Total	$4,837,917	$879,555	$790,746	$688,388	$2,479,228

(1)	See Note 11. “Leases” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
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

The above table does not include income tax liabilities for uncertain tax positions for which we are not able to make a reasonably reliable estimate of the amount and period of related future payments. Additionally, we have excluded our estimated loss contingencies, including the accrued liability related to the data security incident described elsewhere, due to uncertainty regarding the timing and amount of payment. See Note 13. “Commitments and Contingencies” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements or obligations.

Inflation

The primary areas of our operations affected by inflation are food, labor, healthcare costs, fuel, utility costs, and materials used in the construction of our restaurants. Although a significant majority of our crew members make more than the federal and applicable state and local minimum wage, increases in the applicable federal or state minimum wage may have an impact on our labor costs by causing wage inflation above the minimum wage level. Additionally, many of our leases require us to pay property taxes, maintenance, and utilities, all of which are generally subject to inflationary increases. In the past we have largely been able to offset inflationary increases with menu price increases. There have been, and there may be in the future, delays in implementing such menu price increases. If we do raise menu prices in the future, general competitive pressures or negative consumer responses may limit our ability to completely recover cost increases attributable to inflation.

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

Leases

We lease nearly all of our restaurant locations. Our leases typically contain escalating rentals over the lease term as well as optional renewal periods. We have estimated that our lease term, including reasonably assured renewal periods, is the lesser of the lease term or 20 years.  We account for our leases by recognizing rent expense on a straight-line basis over the reasonably assured lease term. In addition, tenant incentives used to fund leasehold improvements are recognized when earned and recorded in deferred rent and amortized as reductions of rent expense over the reasonably assured lease term. The majority of our leasehold improvements are also depreciated over the reasonably assured lease term.  If the estimate of our reasonably assured lease term was changed, our depreciation and rent expense could differ materially.

We record a liability for lease termination costs consisting of the net present value of remaining lease obligations, net of estimated sublease rentals that could be reasonably obtained, at the date we cease using a property, and measure fair value using Level 3 inputs (unobservable inputs) based on a discounted cash flow method. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. If the estimate of sublease income was changed, our lease termination expenses could differ materially.

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

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock-only stock appreciation rights, or SOSARs, and we use the Monte Carlo simulation model to determine the fair value of stock awards that contain market conditions. Both of these models require assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility assumption was based on our historical data and implied volatility, and the expected life assumptions were based on our historical data. Similarly, the compensation expense of performance share awards, and SOSARs with performance-based vesting conditions, is based in part on the estimated probability of achieving levels of performance associated with particular levels of payout for performance shares and with vesting for performance SOSARs. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, and different assumptions may have resulted in different conclusions regarding the probability of our achieving future levels of performance relevant to the payout levels for the awards. Had we arrived at different assumptions of stock price volatility or expected lives of our SOSARs, or different assumptions regarding the probability of our achieving future levels of performance with respect to performance share awards and performance SOSARs, our stock-based compensation expense and results of operations could have been different.  Certain awards that contain service, performance and market conditions have vesting criteria based on Chipotle’s relative performance versus a restaurant industry peer group in annual average revenue growth, net income growth, and total shareholder return. Our estimates of Chipotle’s future performance and the future performance of the restaurant industry peer group are assumptions that involve a high degree of subjectivity. If we had arrived at different assumptions for revenue growth or net income for Chipotle or the peer group, our stock-based compensation expense and results of operations could have been different.

Insurance Liability

We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health, property and auto damage. Predetermined loss limits have been arranged with third party insurance companies to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. If a greater amount of claims occurs compared to what we have estimated, or if medical costs increase beyond what we expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Actual claims experience could also be more favorable than estimated, which would result in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. We record an accrual for legal contingencies when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the loss.  Although we have recorded liabilities related to a number of legal actions, our estimates used to determine the amount of these liabilities may not be accurate, and there are other legal actions for which we have not recorded a liability.  As a result, in the event legal actions for which we have not accrued a liability or for which our accrued liabilities are not accurate are resolved, such resolution may affect our operating results and cash flows.

Income Taxes

Our provision for income taxes requires the use of estimates in determining the timing and amounts of deductible and taxable items including impacts on effective tax rates, deferred tax items and valuation allowances based on our management’s interpretation and application of complex tax laws and accounting guidance. We establish reserves for uncertain tax positions for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the measurement and recognition of the item. While we believe that our reserves are adequate, issues raised by a tax authority may be finally resolved at an amount different than the related reserve and could materially increase or decrease our income tax provision in the current and/or future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices, and range forward protocols under which we agree on a price range for the duration of that protocol. However, a majority of the dollar value of our purchases is effectively at spot prices. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 36 months, depending on the outlook for prices of the particular ingredient. In several cases, we have minimum purchase obligations. We’ve tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance.

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2018, we had $650.7 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and $35.3 million in accounts with an earnings credit we classify as interest and other income, which combined earned a weighted average interest rate of 2.2%.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Chipotle Mexican Grill, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2019 expressed an unqualified opinion thereon.

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

Irvine, California

February 7, 2019

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$249,953	$184,569
Accounts receivable	62,312	40,453
Inventory	21,555	19,860
Prepaid expenses and other current assets	54,129	50,918
Income tax receivable	-	9,353
Investments	426,845	324,382
Total current assets	814,794	629,535
Leasehold improvements, property and equipment, net	1,379,254	1,338,366
Restricted cash	30,199	29,601
Other assets	19,332	26,251
Goodwill	21,939	21,939
Total assets	$2,265,518	$2,045,692
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$113,071	$82,028
Accrued payroll and benefits	113,467	82,541
Accrued liabilities	147,849	95,679
Unearned revenue	70,474	63,645
Income tax payable	5,129	-
Total current liabilities	449,990	323,893
Commitments and contingencies (Note 13)
Deferred rent	330,985	316,498
Deferred income tax liability	11,566	814
Other liabilities	31,638	40,042
Total liabilities	824,179	681,247
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2018 and 2017, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 35,973 and 35,852 shares issued as of December 31, 2018 and 2017, respectively	360	359
Additional paid-in capital	1,374,154	1,305,090
Treasury stock, at cost, 8,276 and 7,826 common shares at December 31, 2018 and 2017, respectively	(2,500,556)	(2,334,409)
Accumulated other comprehensive income (loss)	(6,236)	(3,659)
Retained earnings	2,573,617	2,397,064
Total shareholders' equity	1,441,339	1,364,445
Total liabilities and shareholders' equity	$2,265,518	$2,045,692

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenue	$4,864,985	$4,476,412	$3,904,384
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	1,600,760	1,535,428	1,365,580
Labor	1,326,079	1,205,992	1,105,001
Occupancy	347,123	327,132	293,636
Other operating costs	680,031	651,644	641,953
General and administrative expenses	375,460	296,388	276,240
Depreciation and amortization	201,979	163,348	146,368
Pre-opening costs	8,546	12,341	17,162
Impairment, closure costs, and asset disposals	66,639	13,345	23,877
Total operating expenses	4,606,617	4,205,618	3,869,817
Income from operations	258,368	270,794	34,567
Interest and other income, net	10,068	4,949	4,172
Income before income taxes	268,436	275,743	38,739
Provision for income taxes	(91,883)	(99,490)	(15,801)
Net income	$176,553	$176,253	$22,938
Earnings per share:
Basic	$6.35	$6.19	$0.78
Diluted	$6.31	$6.17	$0.77
Weighted-average common shares outstanding:
Basic	27,823	28,491	29,265
Diluted	27,962	28,561	29,770

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2018	2017	2016
Net income	$176,553	$176,253	$22,938
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(2,736)	4,689	(1,291)
Unrealized gain (loss) on available-for-sale securities	291	(274)	2,251
Tax benefit (expense)	(132)	88	(849)
Other comprehensive income (loss), net of income taxes	(2,577)	4,503	111
Comprehensive income	$173,976	$180,756	$23,049

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2015	35,790	$358	$1,172,628	5,206	$(1,234,612)	$2,197,873	$(1,522)	$(6,751)	$2,127,974
Stock-based compensation			65,112						65,112
Stock plan transactions and other	43	-	(185)						(185)
Excess tax benefit on stock-based compensation			1,320						1,320
Acquisition of treasury stock				1,813	(814,777)				(814,777)
Net income						22,938			22,938
Other comprehensive income (loss), net of income tax							1,402	(1,291)	111
Balance, December 31, 2016	35,833	$358	$1,238,875	7,019	$(2,049,389)	$2,220,811	$(120)	$(8,042)	$1,402,493
Stock-based compensation			66,396						66,396
Stock plan transactions and other	19	1	(181)						(180)
Acquisition of treasury stock				807	(285,020)				(285,020)
Net income						176,253			176,253
Other comprehensive income (loss), net of income tax							(186)	4,689	4,503
Balance, December 31, 2017	35,852	$359	$1,305,090	7,826	$(2,334,409)	$2,397,064	$(306)	$(3,353)	$1,364,445
Stock-based compensation			69,947						69,947
Stock plan transactions and other	121	1	(883)						(882)
Acquisition of treasury stock				450	(166,147)				(166,147)
Net income						176,553			176,553
Other comprehensive income (loss), net of income tax							159	(2,736)	(2,577)
Balance, December 31, 2018	35,973	$360	$1,374,154	8,276	$(2,500,556)	$2,573,617	$(147)	$(6,089)	$1,441,339

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017	2016
		(as adjusted)(1)	(as adjusted)(1)
Operating activities
Net income	$176,553	$176,253	$22,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201,979	163,348	146,368
Deferred income tax (benefit) provision	10,585	(18,026)	(14,207)
Impairment, closure costs, and asset disposals	61,987	13,345	23,877
Bad debt allowance	125	214	(262)
Stock-based compensation expense	69,164	65,255	64,166
Other	(2,918)	(218)	(1,924)
Changes in operating assets and liabilities:
Accounts receivable	(8,298)	(140)	(1,923)
Inventory	(1,722)	(5,250)	(91)
Prepaid expenses and other current assets	(3,811)	(6,710)	(4,259)
Other assets	(2,005)	(1,476)	1,063
Accounts payable	32,080	10,908	(6,734)
Accrued payroll and benefits	29,568	6,188	11,416
Accrued liabilities	14,831	28,179	13,692
Unearned revenue	6,829	4,207	8,383
Income tax payable/receivable	14,439	(4,173)	54,340
Deferred rent	21,297	29,996	37,030
Other long-term liabilities	869	6,316	1,287
Net cash provided by operating activities	621,552	468,216	355,160
Investing activities
Purchases of leasehold improvements, property and equipment	(287,390)	(216,777)	(258,842)
Purchases of investments	(485,188)	(199,801)	-
Maturities of investments	385,000	330,000	45,000
Proceeds from sale of investments	-	-	540,648
Net cash provided by (used in) investing activities	(387,578)	(86,578)	326,806
Financing activities
Acquisition of treasury stock	(160,937)	(285,218)	(836,760)
Tax withholding on share-based compensation awards	(5,411)	(702)	(895)
Stock plan transactions and other financing activities	(187)	26	1,372
Net cash used in financing activities	(166,535)	(285,894)	(836,283)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,457)	2,056	110
Net change in cash, cash equivalents, and restricted cash	65,982	97,800	(154,207)
Cash, cash equivalents, and restricted cash at beginning of period	214,170	116,370	270,577
Cash, cash equivalents, and restricted cash at end of period	$280,152	$214,170	$116,370
Supplemental disclosures of cash flow information
Income taxes paid	$67,053	$119,787	$23,862
Increase (decrease) in purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$(936)	$(7,690)	$(1,781)
Increase (decrease) in acquisition of treasury stock accrued in accrued liabilities	$200	$(900)	$(22,778)

(1)

Balances were adjusted due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” as discussed in further detail in Note 1. “Description of Business and Summary of Significant Accounting Policies Recent Accounting Standards”

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

1. Description of Business and Summary of Significant Accounting Policies

In this annual report on Form 10-K, Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries, is collectively referred to as “Chipotle,” “we,” “us,” or “our.”

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, tacos, and salads, made using fresh, high-quality ingredients. As of December 31, 2018, we operated 2,452 Chipotle restaurants throughout the United States as well as 37 international Chipotle restaurants and two non-Chipotle restaurants. We manage our operations and restaurants based on eight regions that aggregate into one reportable segment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and our wholly and majority owned subsidiaries after elimination of all intercompany accounts and transactions.

Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition

We generally recognize revenue, net of discounts and incentives, when payment is tendered at the point of sale. We report revenue net of sales-related taxes collected from customers and remitted to governmental taxing authorities. We recognize a liability for offers of free food by estimating the cost to satisfy the offer based on company-specific historical redemption patterns for similar promotions. These costs are recognized in other operating costs on the consolidated statements of income and in accrued liabilities on the consolidated balance sheets.

Delivery

We offer our customers delivery in certain geographic regions. Delivery services are fulfilled by third-party service providers. In some cases, we make delivery sales through Chipotle.com or the Chipotle App (“White Label Sales”). In other cases, we make delivery sales through a non-Chipotle owned channel, such as the delivery partner’s website or app (“Marketplace Sales”). With respect to White Label Sales, we control the delivery services and generally recognize revenue, including delivery fees, when the delivery partner transfers food to the customer. For these sales, we receive payment directly from the customer at the time of sale. With respect to Marketplace Sales, we generally recognize revenue, excluding delivery fees, when control of the food is transferred to the delivery partner and we receive payment subsequent to the transfer of food. The payment terms with respect to Marketplace Sales are short-term in nature.

Gift Cards

We sell gift cards, which do not have expiration dates and we do not deduct non-usage fees from outstanding gift card balances. We recognize revenue from gift cards when the gift card is redeemed by the customer. In addition, we also recognize revenue when we determine the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over an eight-month period beginning at the date of the gift card sale and is included in revenue on the consolidated statement of income. We have determined that 4% of gift card sales will not be redeemed and will be retained by us. Gift card liability balances are typically highest at the end of each calendar year following increased gift card sales during the holiday season; accordingly, revenue recognized from gift card liability balances is highest in the first quarter of each calendar year.

Chipotle Rewards

Effective October 2018, we launched a loyalty program, Chipotle Rewards, in three test markets. Eligible customers who enroll in the program generally earn points for every dollar spent. After accumulating a certain number of points, the customer earns a reward that can be redeemed for a free entrée. We may also periodically offer promotions, which provide the customer with the opportunity to earn bonus points or free food. Earned rewards generally expire one to six months after they are issued, and points generally expire if an account is inactive for a period of six months.

We defer revenue associated with the estimated selling price of points earned by program members as each point is earned. The estimated selling price of each point earned is based on the estimated value of product for which the reward is expected to be redeemed, net of points we do not expect to be redeemed. Our estimate of points we expect to be redeemed is based on historical company specific data. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue in our consolidated balance sheet.

Cash and Cash Equivalents

We consider highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents. We maintain cash and cash equivalent balances that exceed federally-insured limits with a number of financial institutions.

Restricted Cash

We maintain certain cash balances restricted as to withdrawal or use. Restricted cash assets are primarily insurance-related restricted trust assets.

Accounts Receivable

Accounts receivable primarily consists of receivables from third party gift card distributors, tenant improvement receivables from landlords, vendor rebates, delivery receivables and interest receivable. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable based on a specific review of account balances. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote. The allowance for doubtful accounts is zero for December 31, 2018 and 2017, respectively.

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

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized and were $6,285 and $7,507 as of December 31, 2018 and 2017, respectively. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally include option periods that are reasonably assured, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and any related gain or loss is reflected in loss on disposal and impairment of assets in the consolidated statement of income.

At least annually, we evaluate, and adjust when necessary, the estimated useful lives of leasehold improvements, property and equipment. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	4-7 years
Equipment	3-10 years

Goodwill

Goodwill is not subject to amortization, but instead is tested for impairment at least annually, and we are required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. No impairment charges were recognized on goodwill for the years ended December 31, 2018, 2017 and 2016.

Other Assets

Other assets consist primarily of a rabbi trust as described further in Note 10. “Employee Benefit Plans,” transferable liquor licenses which are carried at the lower of fair value or cost, fixed asset deposits, and rental deposits related to leased properties.

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

The fair value measurement for asset impairment is based on Level 3 inputs. See “Fair Value Measurements” below for a description of level inputs. We first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value. The estimated fair value of the asset is generally determined using a discounted cash flow projection model. In certain cases, management uses other market information, when available, to estimate the fair value of an asset. The impairment charges represent the excess of each asset’s carrying amount over its estimated fair value.

Income Taxes

We compute income taxes using the asset and liability method, under which deferred income tax assets and liabilities are recognized based on the differences between the financial reporting bases and the respective tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period that includes the enactment date.

We routinely assess the realizability of our deferred tax assets by jurisdiction and may record a valuation allowance if, based on all available positive and negative evidence, we determine that some portion of the deferred tax assets may not be realized prior to expiration.  If we determine that we may be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes during the period in which the determination was made that the deferred tax asset can be realized.

We evaluate our tax exposures associated with our various tax filing positions and recognize a tax benefit from an uncertain tax position only if it is more likely than not that based on its technical merits the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes. The tax benefits recognized in the financial statements from such a position are measured based on the largest tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority. For uncertain tax positions that do not meet this threshold, we record a related tax liability in the period in which it arises. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available that requires a change in recognition and/or measurement of the liability.

We recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes in our consolidated statement of income.  Accrued interest and penalties are included within the related tax liability on our consolidated balance sheet.

Restaurant Pre-Opening Costs

Pre-opening costs, including rent, wages, benefits and travel for training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business, and are included in operating expenses on the consolidated statement of income.

Insurance Liability

We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health, property and auto damage. Predetermined loss limits have been arranged with third party insurance companies to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances.

Reserves/Contingencies for Litigation and Other Matters

We are involved in various claims and legal actions that arise in the ordinary course of business. We record an accrual for legal contingencies when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the loss.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $111,695, $106,345 and $102,969 for the years ended December 31, 2018, 2017 and 2016, respectively. Advertising and marketing costs are included in other operating costs on the consolidated statement of income.

Rent

Rent expense for our leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term is the lesser of 20 years inclusive of reasonably assured renewal periods, or the lease term. The lease term begins when we have the right to control the use of the property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent on the consolidated balance sheet. Pre-opening rent is included in pre-opening costs on the consolidated statement of income. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.

Additionally, certain operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. Contingent rent expense is recognized provided the achievement of that target is considered probable.

We record a liability for lease termination costs at the date we cease using a property, consisting of the net present value of remaining lease obligations, net of estimated sublease rentals that could be reasonably obtained, and measure fair value using Level 3 inputs (unobservable inputs) based on a discounted cash flow method. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred.

Stock-Based Compensation

We issue shares as part of employee compensation pursuant to the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan (the “2011 Incentive Plan”).  Stock-only stock appreciation rights, or SOSARs, and stock awards generally vest equally over two and three years and expire after seven years.  Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over six months which coincides with the notice period. We estimate forfeitures based on historical data when determining the amount of stock-based compensation costs to be recognized in each period. We have also granted SOSARs and stock awards with performance vesting conditions and/or market vesting conditions. Stock awards with performance or market vesting conditions generally vest based on our achievement versus stated targets or criteria over a three-year performance and service period.  Compensation expense on SOSARs subject to performance conditions is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense on stock awards subject to performance conditions, which is based on the quantity of awards we have determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been provided. Some stock-based compensation awards are made to employees involved in our new restaurant development activities, and expense for these awards is recognized as capitalized development and included in leasehold improvements, property and equipment on the consolidated balance sheet.

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

Level 3: Unobservable inputs for the asset or liability. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Foreign Currency Translation

Our international operations use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income.

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

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for us in the first quarter of fiscal 2020, and early adoption is permitted. The adoption of ASU 2018-15 is still being evaluated on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842),” and issued additional clarifications and improvements throughout 2018. The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We have adopted the requirements of the new lease standard effective January 1, 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our financial statements. At the beginning of the period of adoption, we will recognize a cumulative-effect adjustment in retained earnings due to impairment of certain right-of-use assets at the effective date. We will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, we will elect a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. We are finalizing the impact of the standard to our accounting policies, processes, disclosures, and internal control over financial reporting and have implemented necessary upgrades to our existing lease system.

The adoption of ASU 2016-02 will have a significant impact on our consolidated balance sheet as we will record material assets and obligations primarily related to approximately 2,500 restaurant operating leases and corporate office leases. We expect to record operating lease liabilities of approximately $2.7 billion based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We expect to record corresponding right-of-use assets of approximately $2.4 billion, based upon the operating lease liabilities adjusted for prepaid and deferred rent, unamortized initial direct costs, liabilities associated with lease termination costs and impairment of right-of-use assets recognized in retained earnings as of January 1, 2019. We do not expect a material impact on our consolidated statement of income or our consolidated statement of cash flows.

Furthermore, we have evaluated our existing sales and leaseback transactions, which do not qualify for sale leaseback accounting under ASC 840, and determined that these transactions do not qualify for sale leaseback accounting under ASC 842 due to fixed price renewal options prohibiting sale accounting. These transactions will continue to be accounted for under the financing method upon transition to ASC 842.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

Recently Adopted Accounting Standard

During the first quarter of 2018, we adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption did not have an impact on the consolidated balance sheet, statements of income, or cash flows. The primary impact of adoption was the enhancement of our disclosures related to gift cards and certain promotional activity included in Note 1. “Description of Business and Summary of Significant Accounting Policies” and Note 3. “Revenue Recognition.”

During the first quarter of 2018, we retrospectively adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires restricted cash to be classified with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. Accordingly, we reclassified $29,601 and $28,490 of restricted cash into cash, cash equivalents, and restricted cash as of December 31, 2017 and December 31, 2016, for a total balance of $214,170 and $116,370, which resulted in a $1,111 and $5,918 increase in net cash provided by operating activities in the consolidated statement of cash flows for the twelve months ended December 31, 2017 and December 31, 2016, respectively. Restricted cash assets are primarily insurance related restricted trust assets.

2. Supplemental Financial Information

Leasehold improvements, property and equipment were as follows:

	December 31,
	2018	2017
Land	$12,943	$12,943
Leasehold improvements and buildings	1,689,873	1,635,422
Furniture and fixtures	173,252	166,915
Equipment	543,869	460,138
Construction in Progress	42,824	41,872
Leasehold improvements, property and equipment	2,462,761	2,317,290
Accumulated depreciation	(1,083,507)	(978,924)
Leasehold improvements, property and equipment, net	$1,379,254	$1,338,366

Accrued payroll and benefits were as follows:

	December 31,
	2018	2017
Workers' compensation liability	$30,878	$34,631
Accrued payroll	35,622	19,666
Other accrued payroll and benefits	46,967	28,244
Accrued payroll and benefits	$113,467	$82,541

Accrued liabilities were as follows:

	December 31,
	2018	2017
Transaction tax payable	21,762	18,920
Data security incident liability	29,289	30,000
Other accrued liabilities	96,798	46,759
Accrued liabilities	$147,849	$95,679

3. Revenue Recognition

The gift card liability included in unearned revenue on the consolidated balance sheets is as follows:

	December 31,
	2018	2017
Gift card liability	$70,474	$63,645

Revenue recognized on the consolidated statements of income for the redemption of gift cards that were included in accrued liabilities at the beginning of the year is as follows:

	Year ended December 31,
	2018	2017	2016
Revenue recognized from gift card liability balance at the beginning of the year	$36,094	$37,109	$32,744

We offered a limited-time frequency program called Chiptopia Summer Rewards during the third quarter of 2016, which allowed customers to redeem certain rewards earned through the first quarter of 2017. We deferred revenue reflecting the portion of the original rewards that were earned by program participants and not redeemed, and we recorded a corresponding liability on the consolidated balance sheet. The portion of revenue allocated to the rewards was based on the estimated standalone selling price of the award earned and took into consideration company-specific historical redemption patterns for similar promotions. Revenue was recognized as an award was redeemed, or upon expiration. During the twelve months ended December 31, 2017, we recognized $5,489 in revenue from the deferred liability for the loyalty rewards balance. No other material amounts related to loyalty rewards have been recognized in revenue for any periods presented.

4. Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Our investments consist of U.S. treasury notes with maturities of up to one year. Fair value of investments is measured using Level 1 inputs. We designate the appropriate classification of our investments at the time of purchase based upon the intended holding period.

As of September 30, 2018, we transferred the classification of our investments from available-for-sale (“AFS”) to held-to-maturity (“HTM”) due to our ability and intent to hold these securities to maturity.  The transfer from AFS to HTM was recorded at the fair value of the AFS securities at the time of transfer. The unrealized holding loss of $303, net of tax, at the date of transfer was retained in other comprehensive income (loss) on the consolidated statement of comprehensive income. Such amounts will be amortized to interest and other income on the consolidated statement of income over the remaining life of the securities. The amortization of this unrealized holding loss will be offset by the discount created as a result of this reclassification, which will also be amortized over the remaining life of the securities to interest and other income on the consolidated statement of income.

HTM securities are carried at amortized cost, which approximated fair value as of December 31, 2018. We recognize impairment charges when management believes the decline in the fair value of the investment is other-than-temporary. No impairment charges were recognized on our investments for the twelve months ended December 31, 2018. The fair value of our investments as of December 31, 2017, which were then classified as AFS, was $324,382, which included an unrealized loss of $493.

Realized gains and losses on AFS securities are recorded in interest and other income on the consolidated statement of income. We had no realized gains or losses for the years ended December 31, 2018 and 2017, and $547 of realized gains on AFS securities for the year ended December 31, 2016.

We have elected to fund certain deferred compensation obligations through a rabbi trust, the assets of which are designated as trading securities, as described further in Note 10. “Employee Benefit Plans.”

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

Other than as disclosed in Note 5. “Corporate Restructuring Costs” and Note 6. “Restaurant Closure Costs and Impairment of Long-Lived Assets” as of December 31, 2018 and 2017, we had no non-financial assets or liabilities that were measured using Level 3 inputs.

5. Corporate Restructuring Costs

In May 2018, we announced that we would open a headquarters office in Newport Beach, California, consolidate certain corporate administrative functions into our existing office in Columbus, Ohio, and close our existing headquarters offices in Denver, Colorado, as well as additional corporate offices in New York, New York. All affected employees were either offered an opportunity to continue in the new organization or were offered a severance package. We record severance as a one-time termination benefit and recognize the expense ratably over the employees’ required future service period. We record a liability for lease termination costs at the date we cease using property, consisting of the net present value of remaining lease obligations, net of estimated sublease rentals that could be reasonably obtained, and measure fair value using Level 3 inputs. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. All other costs, including other employee transition costs, recruitment and relocation costs, other office closure costs, and third-party costs, are recognized in the period incurred.

Corporate restructuring costs consist of the following:

Year ended December 31,
2018
Employee severance and other employee transition costs(1)	$6,919
Recruitment and relocation costs(1)	9,952
Lease termination and other office closure costs(2)	15,571
Third-party and other costs(1)	8,836
Stock-based compensation(1)	1,345
Total restructuring costs	$42,623

__________________

(1)	Recorded in general and administrative expenses on the consolidated statement of income.
(2)	Recorded in impairment, closure costs, and asset disposals on the consolidated statement of income.

Changes in our restructuring liability which are included in accrued liabilities on the consolidated balance sheet were as follows:

	Balance December 31, 2017	Charges	Payments	Balance December 31, 2018
Employee severance and other employee transition costs	$-	$6,919	$(4,197)	$2,722
Recruitment and relocation costs	-	9,952	(9,728)	224
Lease termination and other office closure costs	-	15,571	-	15,571
Third-party and other costs	-	8,836	(8,282)	554
Total restructuring liability	$-	$41,278	$(22,207)	$19,071

6. Restaurant Closure Costs and Impairment of Long-Lived Assets

During the year ended December 31, 2018, we closed or relocated a total of 48 underperforming Chipotle restaurants, five Pizzeria Locale restaurants, and one TastyMade restaurant. As a result, we incurred lease termination, asset impairment and other closure costs, which were recorded in impairment, closure costs, and asset disposals on the consolidated statement of income as follows:

	Year ended December 31,
	2018	2017	2016
Lease termination and other restaurant closure costs	$40,522	$3,284	$17,394

Changes in our lease termination costs liability which is included in accrued liabilities on the consolidated balance sheet were as follows:

	Balance December 31, 2017	Charges	Payments	Balance December 31, 2018
Lease termination costs for closed restaurants	$1,416	$13,843	$(4,519)	$10,740

In June 2018, we announced planned restaurant closures of approximately 55 to 65 restaurants beginning in the second quarter of 2018 and continuing over the next several quarters. As a part of this plan, and included in the total lease termination and other restaurant closure costs discussed above, we have closed or relocated 45 Chipotle restaurants and five Pizzeria Locale restaurants.

7. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
	2018	2017	2016
Current tax:
U.S. Federal	$58,878	$98,208	$20,765
U.S. State	21,780	18,639	8,687
Foreign	637	669	556
	81,295	117,516	30,008
Deferred tax:
U.S. Federal	10,541	(16,201)	(11,596)
U.S. State	479	(1,559)	(2,546)
Foreign	(2,261)	(496)	(2,470)
	8,759	(18,256)	(16,612)
Valuation allowance	1,829	230	2,405
Provision for income taxes	$91,883	$99,490	$15,801

The effective tax rate differs from the statutory tax rates as follows:

	Year ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
State income tax, net of related federal income tax benefit	6.6	4.4	13.3
Federal credits	(2.1)	(1.5)	(10.1)
Executive compensation disallowed	1.4	-	-
Meals and entertainment	0.1	-	-
Enhanced deduction for food donation	(0.1)	(0.2)	(2.4)
Valuation allowance	0.7	0.1	6.0
Other	3.5	1.5	6.2
Effects of the TCJA	-	(2.3)	-
Return to provision and other discrete items	1.1	(0.9)	(7.2)
Equity compensation related adjustments	2.0	-	-
Effective income tax rate	34.2%	36.1%	40.8%

The 2018 annual effective tax rate was lower than the 2017 rate primarily due to the favorable impacts of the TCJA (as defined below) and federal tax credits offset by unfavorable tax impacts of expirations and cancellations of various equity awards.

The components of the deferred income tax assets and liabilities as of December 31, 2018 and 2017 for continuing operations are as follows:

	December 31,
	2018	2017
Deferred income tax liability:
Leasehold improvements, property and equipment	$144,113	$140,908
Goodwill and other assets	1,438	1,339
Prepaid assets and other	4,154	5,191
Total deferred income tax liability	149,705	147,438
Deferred income tax asset:
Deferred rent	49,481	42,859
Gift card liability	5,752	4,580
Capitalized transaction costs	323	324
Stock-based compensation and other employee benefits	65,651	80,447
Foreign net operating loss carry-forwards	11,871	11,376
State credits	5,230	5,589
Allowances, reserves and other	13,355	13,719
Valuation allowance	(13,524)	(12,270)
Total deferred income tax asset	138,139	146,624
Net deferred income tax liability	$11,566	$814

As of December 31, 2018, we have $1,530 of deferred tax assets related to outstanding non-vested stock awards that contain market conditions. If market conditions are not achieved, then we may not realize the benefit of these deferred tax assets, which would increase our effective tax rates in future periods.

As of December 31, 2018 and 2017, the gross foreign net operating losses were $54,599 and $50,292 as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, we had gross valuation allowances of approximately $63,509 and $54,675, respectively, against certain foreign deferred tax assets. The increase in the valuation allowance was primarily due to the recording of a valuation allowance on various foreign tax attributes.

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits is as follows:

	Year ended December 31,
	2018	2017	2016
Beginning of year	$8,937	$4,211	$3,776
Increase resulting from current year tax position	751	4,726	435
Lapsing of statutes of limitations	(328)	-	-
End of year	$9,360	$8,937	$4,211

Interest expense related to uncertain tax positions is recognized in interest expense, and penalties related to uncertain tax positions are recognized in income tax expense. During the years ended December 31, 2018, 2017, and 2016, we recognized $536,  $364, and $430, respectively, in interest expense related to uncertain tax positions. These balances are gross amounts before any tax benefits and are included in other liabilities in the accompanying consolidated balance sheets. We have accrued $1,329 and $794 for the payment of interest at December 31, 2018 and 2017, respectively.

We are no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2015. For the majority of states where we have a significant presence, we are no longer subject to tax examinations by tax authorities for tax years before 2015. Currently, we expect expirations of statutes of limitations, excluding indemnified amounts, on reserves of approximately $767 within the next twelve months.

It is reasonably possible the amount of the unrecognized benefit with respect to certain unrecognized positions could significantly increase or decrease within the next twelve months and would have an impact on net income.

Tax Cuts and Jobs Act

Effective for tax years beginning after December 31, 2017, the U.S. corporate income tax rate is 21% pursuant to the Tax Cuts and Jobs Act (“TCJA”), that was signed into law December 2017.  As of December 31, 2018, we have completed our accounting for the tax effects of the TCJA and recorded cumulative tax adjustments of $6,446 in accordance with SAB 118 guidance.

In connection with the TCJA, a one-time transition tax is assessed on total post-1986 accumulated foreign earnings and profits that were previously deferred from U.S. income taxes, the amount of those earnings held in cash, and other specified assets and foreign tax pools. Based on our analysis of our total post-1986 accumulated foreign earnings and profits that were previously deferred from U.S. income taxes, the amount of those earnings held in cash, and other specified assets and foreign tax pools, we have determined a one-time transition tax of $0.

8. Shareholders’ Equity

Through December 31, 2018, we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate, authorized expenditures of up to $2.5 billion. On February 6, 2019, we announced that our Board of Directors authorized the repurchase of up to an additional $100,000 for repurchase of shares of common stock. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.

As of December 31, 2018, $57,551 was available to be repurchased under previously-announced repurchase programs. Shares repurchased are being held in treasury stock until they are reissued or retired at the discretion of the Board of Directors.

During 2018, 2017, and 2016, shares of common stock were netted and surrendered as payment for minimum statutory tax withholding obligations in connection with the exercise and vesting of outstanding stock awards. We deem shares surrendered by the participants in accordance with the applicable award agreements and plan as repurchased, but do not deem such shares to be part of publicly announced share repurchase programs.

9. Stock-Based Compensation

Pursuant to the 2011 Incentive Plan, we grant stock options, SOSARs, restricted stock units (“RSUs”), or performance/market based restricted stock units (“PSUs”) to employees and non-employee directors. We issue shares of common stock upon the exercise of SOSARs and the vesting of RSUs and PSUs.

Under the 2011 Incentive Plan, 6,830 shares of common stock have been authorized and reserved for issuance to eligible participants, of which 2,626 shares were authorized for issuance but not issued or subject to outstanding awards at December 31, 2018. For purposes of calculating the available shares remaining under the 2011 Incentive Plan, each share issuable pursuant to outstanding full value awards, such as RSUs and PSUs, counts as two shares, and each share underlying a stock option or SOSAR count as one share. The 2011 Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted or to delegate its authority under the plan to make grants (subject to certain legal and regulatory restrictions), to determine the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule and all other terms and conditions of the awards. The exercise price for stock awards granted under the 2011 Incentive Plan cannot be less than fair market value at the date of grant.

Stock-based compensation expense recognized in the consolidated financial statements was as follows:

	Year ended December 31,
	2018	2017	2016
Stock-based compensation expense	$69,947	$66,396	$65,112
Stock-based compensation expense, net of tax	$51,544	$40,370	$35,974
Stock-based compensation expense recognized as capitalized development	$783	$1,141	$946
Excess tax benefit (deficit) on stock-based compensation recognized in provision for income taxes	$(6,162)	$448	$-

SOSARs

SOSAR activity under the 2011 Stock Incentive Plan (in thousands, except years and per share data) was as follows:

	2018		2017		2016
	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
Outstanding, beginning of year	1,999	$480.09	1,917	$490.06	1,694	$490.70
Granted	741	$396.66	304	$426.70	460	$457.77
Exercised	(408)	$353.98	(35)	$307.83	(124)	$315.87
Forfeited or cancelled	(180)	$489.14	(187)	$527.53	(113)	$559.25
Expired	(1)	$437.62	-	$-	-	$-
Outstanding, end of year	2,151	$474.51	1,999	$480.09	1,917	$490.06

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2,151	$474.51	3.8	$49,160
Vested and expected to vest as of December 31, 2018	2,107	$476.09	3.7	$47,427
Exercisable as of December 31, 2018	1,047	$538.93	2.3	$10,627

No SOSARs that included performance conditions were granted during 2018, 2017, or 2016, but in previous years, we granted SOSARs that included such conditions. As of December 31, 2018, 253 SOSARs with performance conditions were outstanding, and all were determined to have met the performance conditions.

The total intrinsic value of SOSARs exercised during the years ended December 31, 2018, 2017 and 2016 was $35,907, $4,296, and $15,946, respectively. Unrecognized stock-based compensation expense for SOSARs as of December 31, 2018 was $34,826 and is expected to be recognized over a weighted average period of 1.7 years.

The weighted average assumptions utilized in the Black-Scholes option-pricing model to estimate the fair value of SOSAR awards granted each year were as follows:

	2018	2017	2016
Risk-free interest rate	2.4%	1.6%	1.0%
Expected life (years)	3.9	3.7	3.5
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	32.2%	29.9%	32.2%
Weighted-average Black-Scholes fair value per share at date of grant	$77.61	$105.97	$117.48

The risk-free interest rate is based on U.S. Treasury rates for instruments with similar terms, and the expected life assumption is based on our historical data. We have not paid dividends to date and do not plan to pay dividends in the near future. The volatility assumption is based on our historical data and implied volatility.

Non-Vested Stock Awards (RSUs)

A  summary of non-vested stock award activity under the 2011 Stock Incentive Plan is as follows (in thousands, except per share data):

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, beginning of year	213	$519.62	125	$606.24	116	$511.88
Granted	141	$305.00	127	$436.36	90	$509.05
Vested	(39)	$732.65	(8)	$454.84	(7)	$605.83
Forfeited or cancelled	(91)	$473.64	(31)	$502.46	(74)	$529.54
Expired	-	$-	-	$-	-	$-
Outstanding, end of year	224	$373.32	213	$519.62	125	$606.24

There were 141 non-vested stock awards with a weighted average grant date fair value per share of $305 that were vested and expected to vest as of December 31, 2018. Unrecognized stock-based compensation expense for non-vested stock awards we have determined are probable of vesting was $33,113 as of December 31, 2018, and is expected to be recognized over a weighted average period of 1.6 years. The fair value of shares earned as of the vesting date during the years ended December 31, 2018, 2017, and 2016 was $13,509,  $3,524, and $2,787, respectively.

Non-Vested Performance Stock Awards (PSUs)

As of December 31, 2018, 70 of the outstanding non-vested stock awards were subject to performance and/or market conditions, in addition to service vesting conditions. During the year ended December 31, 2018, we awarded 29 performance shares that are subject to service and performance vesting conditions. The shares had a weighted-average grant date fair value was $328.74 per share and vest based on our growth in comparable restaurant sales and average restaurant margin over defined periods. The quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest.

During the year ended December 31, 2017, we awarded 36 performance shares that are subject to service, market and performance vesting conditions. Two-thirds of the shares had a grant date fair value of $485.53 per share and have vesting criteria based on the price of our common stock reaching certain targets for a consecutive number of days during the three-year period starting on the grant date, with the quantity of shares that vest ranging from 0% to 350% of the targeted number of shares. The remaining one-third of the shares had a grant date fair value of $427.61 and have vesting criteria based on reaching certain comparable restaurant sales increases during the three-year period starting on January 1, 2017, with the quantity of shares that vest ranging from 0% to 300% of the targeted number of shares.  If the defined minimum targets are not met, then no shares will vest.

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

During the year ended December 31, 2018, 62 stock awards that were subject to service and performance or market conditions were forfeited.

We adjusted our estimates of the non-vested stock awards expected to vest, which had the following reduction on our expense and earnings per share (dollars in thousands, except per share data) in each of the following years:

	Year ended December 31,
	2018	2017	2016
Cumulative change in expense	$(79)	$(1,410)	$(6,031)
Net of tax impact from cumulative change in expense	$(58)	$(857)	$(3,332)
Impact on basic earnings per share	$-	$0.03	$0.11
Impact on diluted earnings per share	$-	$0.03	$0.11

No stock awards with market conditions were granted during the year ended December 31, 2018. Measurement of the grant date fair value of stock awards with market conditions in prior years included a Monte Carlo simulation model, which incorporates into the fair value determination the possibility that the market condition may not be satisfied, using the following assumptions:

	2018	2017	2016
Risk-free interest rate	N/A	1.5%	0.9%
Expected life (years)	N/A	3.0	3
Expected dividend yield	N/A	0.0%	0.0%
Volatility	N/A	29.9%	31.4%

The assumptions are based on the same factors as those described for SOSARs, except that the expected life is based on the contractual performance period for the stock awards.

In May 2018, as a result of the transition of employees in connection with the corporate restructuring described in Note 5. “Corporate Restructuring Costs”, we reduced our estimate of the number of certain SOSAR and RSU awards that we expect to vest, resulting in a cumulative adjustment to reduce expense of $5,360. In July 2018, we modified service requirements for certain SOSAR and RSU awards for approximately 340 employees, resulting in additional expense of approximately $6,900, of which $6,705 has been recognized during the year ended December 31, 2018. We expect to incur additional expense of $200 in 2019.

10. Employee Benefit Plans

We maintain the Chipotle Mexican Grill 401(k) Plan (the “401(k) Plan”). We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with Chipotle. For the years ended December 31, 2018, 2017, and 2016, matching contributions totaled approximately $6,090, $6,072 and $5,939, respectively.

We also maintain the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers our eligible employees. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2018 and 2017 were $10,872 and $19,887, respectively, and are included in other liabilities on the consolidated balance sheet. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached. For the years ended December 31, 2018, 2017, and 2016, we made deferred compensation matches of $152, $199, and  $225, respectively, to the Deferred Plan.

We have elected to fund our deferred compensation obligation through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their Deferred Plan accounts, which are designated as trading securities and carried at fair value, and are included in other assets on the consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs (quoted prices for identical assets in active markets). The fair values of the investments in the rabbi trust were $10,872 and $19,887 as of December 31, 2018 and 2017, respectively. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting deferred compensation expense, are recorded in general and administrative expenses on the consolidated statement of income.

We also offer an employee stock purchase plan (“ESPP”). Employees become eligible to participate after one year of service with Chipotle and may contribute up to 15% of their base earnings, subject to an annual maximum dollar amount, toward the monthly purchase of our common stock. The purchase price is 95% of the fair market value of the stock on the last trading date of the monthly exercise period. Under the ESPP, 250 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 246 represent shares that were authorized for issuance but not issued at December 31, 2018.  For the years ended December 31, 2018, 2017, and 2016, the number of shares issued each year under the ESPP was less than 1.

11. Leases

Our restaurants are primarily operated in leased premises. Lease terms for traditional shopping center or building leases generally include combined initial and option terms of 20-25 years. Ground leases generally include combined initial and option terms of 30-40 years. The option terms are typically in five-year increments. Typically, our leases include rent escalation terms every five years including fixed rent escalations, escalations based on inflation indexes, and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales in excess of stipulated amounts. Our leases generally provide for the payment of common area maintenance, property taxes, insurance and various other use and occupancy costs. In addition, we are the lessee under leases covering certain offices.

Contractually required future minimum cash lease payments under existing operating leases as of December 31, 2018 are as follows:

2019	$294,191
2020	296,579
2021	294,941
2022	295,290
2023	290,980
Thereafter	2,478,397
Total minimum lease payments	$3,950,378

Total minimum lease payments have not been reduced by minimum sublease rentals of $11,790 due in the future under our subleases.  During fiscal 2018, 2017 and 2016, we recognized sublease income of $2,530,  $2,214, and $2,074, respectively.  Further, minimum lease payments include $90,484 of legally binding minimum lease payments for leases executed, but the lease term has not yet commenced.

Rental expense consists of the following:

	Year ended December 31,
	2018	2017	2016
Minimum rentals	$294,854	$278,812	$255,955
Contingent rentals	$2,714	$2,317	$1,811
Total	$297,568	$281,129	$257,766

We have six sale and leaseback transactions. These transactions do not qualify for sale leaseback accounting because of our deemed continuing involvement with the buyer-lessor due to fixed price renewal options, which results in the transaction being recorded under the financing method. Under the financing method, the assets remain on the consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability.  A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $2,390 and $2,630 as of December 31, 2018, and 2017, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities in the consolidated balance sheet.

12. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Year ended December 31,
	2018	2017	2016
Net income	$176,553	$176,253	$22,938
Shares:
Weighted-average number of common shares outstanding	27,823	28,491	29,265
Dilutive stock awards	139	70	505
Diluted weighted-average number of common shares outstanding	27,962	28,561	29,770
Basic earnings per share	$6.35	$6.19	$0.78
Diluted earnings per share	$6.31	$6.17	$0.77

The following stock awards were excluded from the calculation of diluted EPS:

	Year ended December 31,
	2018	2017	2016
Stock awards subject to performance conditions	95	217	263
Stock awards that were antidilutive	1,741	1,695	1,316
Total stock awards excluded from diluted earnings per share	1,836	1,912	1,579

13. Commitments and Contingencies

Purchase Obligations

We enter into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, and marketing initiatives and corporate sponsorships.

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

As of December 31, 2018, we had a balance of $29,289 included in accrued liabilities on the consolidated balance sheet which represents an estimate of potential liabilities associated with anticipated claims and assessments by payment card networks in connection with the data security incident. We may ultimately be subject to liabilities greater than or less than the amount accrued.

Litigation Arising from Data Security Incident

On May 4, 2017, Bellwether Community Credit Union filed a purported class action complaint in the United States District Court for the District of Colorado alleging that we negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses. The complaint also claims we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and similar state laws.  The plaintiff seeks monetary damages, injunctive relief and attorneys’ fees.  On May 26, 2017, Alcoa Community Credit Union filed a purported class action complaint in the U. S. District Court for the District of Colorado making substantially the same allegations as the Bellwether complaint and seeking substantially the same relief. The Bellwether and Alcoa cases have been consolidated and will proceed as a single action. On October 24, 2018, the court issued an order granting in part and denying in part our motion to dismiss the consolidated complaint, dismissing all claims other than those brought under state unfair competition laws in California and New Hampshire and plaintiffs’ request for declaratory relief. On December 10, 2018, the plaintiffs filed a second amended consolidated complaint, and on January 25, 2019 we filed a motion to dismiss the second amended complaint.

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

We intend to continue to vigorously defend each of the aforementioned cases, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases. Although certain fees and costs associated with the data security incident and the aforementioned litigation to date have been paid or reimbursed by our cyber liability insurer, the ultimate amount of liabilities arising from the litigation may be in excess of the limits of our applicable insurance coverage and the amounts included in accrued liabilities in relation to the data security incident.

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

Shareholder Class Actions

On January 8, 2016, Susie Ong filed a complaint in the U.S. District Court for the Southern District of New York on behalf of a purported class of purchasers of shares of our common stock between February 4, 2015 and January 5, 2016. The complaint purports to state claims against us, each of the co-chief executive officers serving during the claimed class period and the Chief Financial Officer under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and related rules, based on our alleged failure during the claimed class period to disclose material information about our quality controls and safeguards in relation to consumer and employee health. The complaint asserts that those failures and related public statements were false and misleading and that, as a result, the market price of our stock was artificially inflated during the claimed class period. The complaint seeks damages on behalf of the purported class in an unspecified amount, interest, and an award of reasonable attorneys’ fees, expert fees and other costs. On March 8, 2017, the court granted our motion to dismiss the complaint, with leave to amend. The plaintiff filed an amended complaint on April 7, 2017. On March 22, 2018, the court granted our motion to dismiss, with prejudice. On April 20, 2018, the plaintiffs filed a motion for relief from the judgment and seeking leave to file a third amended complaint, and on November 20, 2018, the court denied the motion.  On December 20, 2018, the plaintiff initiated an appeal to the U.S. Court of Appeals for the Second Circuit.

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

14. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	2018
	March 31	June 30	September 30	December 31
Revenue	$1,148,397	$1,266,520	$1,225,007	$1,225,061
Operating income	$92,808	$67,957	$57,991	$39,612
Net income	$59,446	$46,884	$38,204	$32,019
Basic earnings per share	$2.13	$1.69	$1.37	$1.15
Diluted earnings per share	$2.13	$1.68	$1.36	$1.15

	2017
	March 31	June 30	September 30	December 31
Revenue	$1,068,829	$1,169,409	$1,128,074	$1,110,100
Operating income	$73,173	$106,725	$30,867	$60,029
Net income	$46,120	$66,730	$19,610	$43,793
Basic earnings per share	$1.60	$2.33	$0.69	$1.56
Diluted earnings per share	$1.60	$2.32	$0.69	$1.55

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2018 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Chipotle Mexican Grill, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chipotle Mexican Grill, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 7, 2019 expressed an unqualified opinion thereon.

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

Irvine, California

February 7, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2018.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of December 31, 2018. All options/SOSARs reflected are options to purchase common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
Equity Compensation Plans Approved by Security Holders	2,374,955	$474.51	2,871,440
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	2,374,955	$474.51	2,871,440

__________________

(1)

Includes shares issuable in connection with awards with performance and market conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of SOSARs only.

(2)

Includes 2,625,516 shares remaining available under the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan, and 245,924 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2018, all of the shares available for grant under the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan may instead be issued in the form of restricted stock, restricted stock units, performance shares or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2018.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2018.

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

3. Exhibits

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	October 6, 2016	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
10.1†	Amended and Restated Chipotle Mexican Grill, Inc. 2006 Stock Incentive Plan	10-K	001-32731	February 17, 2011	10.2
10.1.1†	Form of 2011 Stock Appreciation Rights Agreement	10-K	001-32731	February 17, 2011	10.2.10
10.1.2†	Form of 2011 Performance-Based Stock Appreciation Rights Agreement	10-K	001-32731	February 17, 2011	10.2.11
10.1.3	Stock Appreciation Rights Agreement between Steve Ells and Chipotle Mexican Grill, Inc.	10-Q	001-32731	April 26, 2018	10.1
10.2†	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	8-K	001-32731	May 24, 2018	10.1
10.2.1†	Form of Board Restricted Stock Units Agreement	10-Q	001-32731	July 22, 2014	10.1
10.2.2†	Form of Stock Appreciation Rights Agreement	10-Q	001-32731	April 20, 2012	10.1
10.2.3†	Form of Performance-Based Stock Appreciation Rights Agreement	10-Q	001-32731	April 20, 2012	10.2
10.2.4†	Form of 2014 Stock Appreciation Rights Agreement	10-K	001-32731	February 7, 2017	10.2.4
10.2.5†	Form of 2014 Performance-Based Stock Appreciation Rights Agreement	10-K	001-32731	February 7, 2017	10.2.5
10.2.6†	Form of 2015 Performance Share Agreement	10-Q	001-32731	April 22, 2015	10.2
10.2.7†	Form of 2016 Stock Appreciation Rights Agreement	10-Q	001-32731	April 27, 2016	10.1
10.2.8†	Form of 2016 Performance Share Agreement	10-Q	001-32731	April 27, 2016	10.2
10.2.8.1†	Amendment to 2016 Performance Share Agreement	8-K	001-32731	March 30, 2017	10.1
10.2.11†	Form of 2017 Performance Share Agreement	10-Q	001-32731	July 26, 2017	10.2
10.2.13	Retention Agreement, dated January 9, 2018, between Jack Hartung and Chipotle Mexican Grill, Inc.	8-K	001-32731	January 12, 2018	10.1
10.3	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders	10-K	001-32731	March 17, 2006	10.6
10.3.1	Retention Agreement, dated January 9, 2018, between Mark Crumpacker and Chipotle Mexican Grill, Inc.	8-K	001-32731	January 12, 2018	10.2
10.4†	Board Pay Policies	10-Q	001-32731	July 26, 2017	10.1
10.4.2	Board Pay Policies effective May 22, 2018	8-K	001-32731	May 24, 2018	10.2
10.4.3	Retention Agreement, dated January 9, 2018, between Scott Boatwright and Chipotle Mexican Grill, Inc.	10-Q	001-32731	April 26, 2018	10.4

10.5†	Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan	10-K	001-32731	February 23, 2007	10.11
10.5.1†	Supplemental Deferred Investment Plan	10-Q	001-32731	July 27, 2018	10.3
10.5.2	Retention Agreement, dated January 9, 2018, between Curt Garner and Chipotle Mexican Grill, Inc.	10-Q	001-32731	April 26, 2018	10.5
10.6†	Form of Director and Officer Indemnification Agreement	8-K	001-32731	March 21, 2007	10.1
10.6.1	Offer Letter, dated February 11, 2018, between Brian R. Niccol and Chipotle Mexican Grill, Inc.	8-K	001-32731	February 15, 2018	10.1
10.7†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan	10-K	001-32731	February 10, 2012	10.11
10.7.1	Non-Plan Inducement SOSARs Agreement between Brian R. Niccol and Chipotle Mexican Grill, Inc.	S-8	33-223467	March 6, 2018	4.3
10.8†	Chipotle Mexican Grill, Inc. 2014 Cash Incentive Plan	10-Q	001-32731	July 19, 2013	10.1
10.8.1	Non-Plan Inducement RSUs Agreement between Brian R. Niccol and Chipotle Mexican Grill, Inc.	S-8	33-223467	March 6, 2018	4.4
10.9	Separation Agreement, dated March 13, 2018, between Mark Crumpacker and Chipotle Mexican Grill, Inc.	8-K	001-32731	March 14, 2018	10.1
10.10	Investor Agreement dated December 14, 2016 between Chipotle Mexican Grill, Inc. and Pershing Square Capital Management, L.P.	8-K	001-32731	December 19, 2016	10.1
10.11	Registration Rights Agreement dated February 3, 2017, between Chipotle Mexican Grill, Inc. and Pershing Square Capital Management, L.P.	10-K	001-32731	February 7, 2017	10.11
10.11.1	Form of 2018 CEO SOSARs Agreement	8-K/A	001-32731	April 3, 2018	10.2
10.12	Executive Agreement dated May 29, 2017 between Chipotle Mexican Grill, Inc. and Scott Boatwright	8-K	001-32731	September 15, 2017	10.1
10.12.1	Form of 2018 Premium-priced SOSARs Agreement	8-K/A	001-32731	April 3, 2018	10.3
10.13	Executive Chairman Agreement dated November 28, 2017 between Chipotle Mexican Grill, Inc. and Steve Ells	8-K	001-32731	December 1, 2017	10.1
10.13.1	Offer Letter, dated March 9, 2018, between Christopher Brandt and Chipotle Mexican Grill, Inc.	10-Q	001-32731	April 26, 2018	10.13
10.14	Form of 2018 Stock Appreciation Rights Agreement	10-Q	001-32731	April 26, 2018	10.14
10.15	Form of 2018 Restricted Stock Units Agreement	10-Q	001-32731	April 26, 2018	10.15
10.16	Form of 2018 Restricted Stock Units Agreement - 12 month	10-Q	001-32731	April 26, 2018	10.16
21.1	Subsidiaries of Chipotle Mexican Grill, Inc.	-	-	-	-	X
23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.)	-	-	-	-	X
24.1	Power of Attorney (included on signature page of this report)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheet as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statement of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements	-	-	-	-	X

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer

Date: February 7, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Niccol and John Hartung, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ BRIAN NICCOL	February 7, 2019	Chief Executive Officer (principal executive officer)
Brian Niccol
/s/ JOHN R. HARTUNG	February 7, 2019	Chief Financial Officer (principal financial and accounting officer)
John R. Hartung
/s/ STEVE ELLS	February 7, 2019	Chairman of the Board of Directors
Steve Ells
/s/ ALBERT S. BALDOCCHI	February 7, 2019	Director
Albert S. Baldocchi
/s/ PAUL CAPPUCCIO	February 7, 2019	Director
Paul Cappuccio
/s/ NEIL W. FLANZRAICH	February 7, 2019	Director
Neil W. Flanzraich
/s/ ROBIN S. HICKENLOOPER	February 7, 2019	Director
Robin S. Hickenlooper
/s/ KIMBAL MUSK	February 7, 2019	Director
Kimbal Musk
/s/ ALI NAMVAR	February 7, 2019	Director
Ali Namvar
/s/ MATTHEW PAULL	February 7, 2019	Director
Matthew Paull