Form 10-Q
period 2019-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2019-04-25
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of April 22, 2019, there were 27,713,556 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$277,661	$249,953
Accounts receivable, net of allowance for doubtful accounts of $203 and $0 as of March 31, 2019 and December 31, 2018, respectively	49,725	62,312
Inventory	18,780	21,555
Prepaid expenses and other current assets	34,217	54,129
Investments	457,363	426,845
Total current assets	837,746	814,794
Leasehold improvements, property and equipment, net	1,366,684	1,379,254
Restricted cash	28,382	30,199
Operating lease assets	2,349,993	-
Other assets	20,738	19,332
Goodwill	21,939	21,939
Total assets	$4,625,482	$2,265,518
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$106,214	$113,071
Accrued payroll and benefits	119,689	113,467
Accrued liabilities	119,813	147,849
Unearned revenue	57,088	70,474
Current operating lease liabilities	157,665	-
Income tax payable	21,198	5,129
Total current liabilities	581,667	449,990
Commitments and contingencies (Note 11)
Deferred rent	-	330,985
Long-term operating lease liabilities	2,513,901	-
Deferred income tax liabilities	12,528	11,566
Other liabilities	33,587	31,638
Total liabilities	3,141,683	824,179
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 36,108 and 35,973 shares issued as of March 31, 2019 and December 31, 2018, respectively	361	360
Additional paid-in capital	1,393,284	1,374,154
Treasury stock, at cost, 8,386 and 8,276 common shares at March 31, 2019 and December 31, 2018, respectively	(2,563,410)	(2,500,556)
Accumulated other comprehensive loss	(5,858)	(6,236)
Retained earnings	2,659,422	2,573,617
Total shareholders' equity	1,483,799	1,441,339
Total liabilities and shareholders' equity	$4,625,482	$2,265,518

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2019	2018
Revenue	$1,308,217	$1,148,397
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	421,367	371,915
Labor	348,842	318,863
Occupancy	88,770	85,256
Other operating costs	174,743	148,069
General and administrative expenses	102,671	77,063
Depreciation and amortization	53,781	46,915
Pre-opening costs	940	2,649
Impairment, closure costs, and asset disposals	6,942	4,859
Total operating expenses	1,198,056	1,055,589
Income from operations	110,161	92,808
Interest and other income, net	3,129	1,394
Income before income taxes	113,290	94,202
Provision for income taxes	(25,158)	(34,756)
Net income	$88,132	$59,446
Earnings per share:
Basic	$3.18	$2.13
Diluted	$3.13	$2.13
Weighted-average common shares outstanding:
Basic	27,696	27,911
Diluted	28,118	27,950

Condensed Consolidated Statement of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2019	2018
Net income	$88,132	$59,446
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	278	132
Unrealized gain (loss) on available-for-sale securities, net of tax	100	(101)
Other comprehensive income, net of income taxes	378	31
Comprehensive income	$88,510	$59,477

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

(in thousands)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2017	35,852	$359	$1,305,090	7,826	$(2,334,409)	$2,397,064	$(306)	$(3,353)	$1,364,445
Stock-based compensation	-	-	12,376	-	-	-	-	-	12,376
Stock plan transactions and other	31	-	(228)	-	-	-	-	-	(228)
Acquisition of treasury stock	-	-	-	231	(72,025)	-	-	-	(72,025)
Net income	-	-	-	-	-	59,446	-	-	59,446
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(101)	132	31
Balance, March 31, 2018	35,883	$359	$1,317,238	8,057	$(2,406,434)	$2,456,510	$(407)	$(3,221)	$1,364,045

Balance, December 31, 2018	35,973	$360	$1,374,154	8,276	$(2,500,556)	$2,573,617	$(147)	$(6,089)	$1,441,339
Adoption of ASU No. 2016-02, Leases (Topic 842)	-	-	-	-	-	(2,327)	-	-	(2,327)
Stock-based compensation	-	-	19,342	-	-	-	-	-	19,342
Stock plan transactions and other	135	1	(212)	-	-	-	-	-	(211)
Acquisition of treasury stock	-	-	-	110	(62,854)	-	-	-	(62,854)
Net income	-	-	-	-	-	88,132	-	-	88,132
Other comprehensive income, net of income tax	-	-	-	-	-	-	100	278	378
Balance, March 31, 2019	36,108	$361	$1,393,284	8,386	$(2,563,410)	$2,659,422	$(47)	$(5,811)	$1,483,799

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2019	2018
Operating activities
Net income	$88,132	$59,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,781	46,915
Amortization of operating lease assets	38,105	-
Deferred income tax provision	1,772	5,683
Impairment, closure costs, and asset disposals	4,085	4,859
Bad debt allowance	206	-
Stock-based compensation expense	19,154	12,097
Other	(1,269)	(320)
Changes in operating assets and liabilities:
Accounts receivable	15,946	13,767
Inventory	2,781	2,451
Prepaid expenses and other current assets	(3,712)	(4,793)
Other assets	242	3,855
Accounts payable	(4,256)	17,242
Accrued payroll and benefits	5,853	27,700
Accrued liabilities	(4,773)	6,407
Unearned revenue	(13,386)	(15,276)
Income tax payable/receivable	16,054	18,012
Deferred rent	-	5,420
Operating lease liabilities	(36,492)	-
Other long-term liabilities	358	(2,349)
Net cash provided by operating activities	182,581	201,116
Investing activities
Purchases of leasehold improvements, property and equipment	(64,226)	(57,524)
Purchases of investments	(89,111)	(168,749)
Maturities of investments	60,000	145,000
Net cash used in investing activities	(93,337)	(81,273)
Financing activities
Acquisition of treasury stock	(52,886)	(68,638)
Tax withholding on share-based compensation awards	(10,368)	(3,988)
Stock plan transactions and other financing activities	(277)	(22)
Net cash used in financing activities	(63,531)	(72,648)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	178	(24)
Net change in cash, cash equivalents, and restricted cash	25,891	47,171
Cash, cash equivalents, and restricted cash at beginning of period	280,152	214,170
Cash, cash equivalents, and restricted cash at end of period	$306,043	$261,341

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

We develop and operate restaurants that serve a focused menu of burritos, burrito bowls, tacos and salads, made using fresh, high-quality ingredients. As of March 31, 2019, we operated 2,464 Chipotle restaurants throughout the United States as well as 38 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates two Pizzeria Locale restaurants, a fast-casual pizza concept. We managed our operations based on eight regions during the first quarter 2019 and have aggregated our operations to one reportable segment.

Certain prior year amounts have been reclassified for consistency with the current year presentation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

2. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for us in the first quarter of fiscal 2020, and early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the condensed consolidated financial statements.

Recently Adopted Accounting Standards

On January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842),” along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We elected the optional transition method to apply the standard as of the effective date and therefore, we have not applied the standard to the comparative periods presented on our condensed financial statements.

Our practical expedients were as follows:

Implications as of January 1, 2019
Practical expedient package	We have not reassessed whether any expired or existing contracts are, or contain, leases.
We have not reassessed the lease classification for any expired or existing leases.
We have not reassessed initial direct costs for any expired or existing leases.
Hindsight practical expedient	We have not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.

The impact on the consolidated balance sheet is as follows:

	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019
Assets
Current assets:
Cash and cash equivalents	$249,953	$-	$249,953
Accounts receivable	62,312	-	62,312
Inventory	21,555	-	21,555
Prepaid expenses and other current assets	54,129	(23,653)	30,476
Investments	426,845	-	426,845
Total current assets	814,794	(23,653)	791,141
Leasehold improvements, property and equipment, net	1,379,254	(15,167)	1,364,087
Restricted cash	30,199	-	30,199
Operating lease assets	-	2,363,020	2,363,020
Other assets	19,332	-	19,332
Goodwill	21,939	-	21,939
Total assets	$2,265,518	$2,324,200	$4,589,718
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$113,071	$-	$113,071
Accrued payroll and benefits	113,467	-	113,467
Accrued liabilities	147,849	(23,860)	123,989
Unearned revenue	70,474	-	70,474
Income tax payable	5,129	-	5,129
Total current liabilities	449,990	(23,860)	426,130
Commitments and contingencies
Deferred rent	330,985	(330,985)	-
Current and long-term operating lease liabilities	-	2,682,203	2,682,203
Deferred income tax liabilities	11,566	(831)	10,735
Other liabilities	31,638	-	31,638
Total liabilities	824,179	2,326,527	3,150,706
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2018 and 2017, respectively	-	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 35,973 and 35,852 shares issued as of December 31, 2018 and 2017, respectively	360	-	360
Additional paid-in capital	1,374,154	-	1,374,154
Treasury stock, at cost, 8,276 and 7,826 common shares at December 31, 2018 and 2017, respectively	(2,500,556)	-	(2,500,556)
Accumulated other comprehensive loss	(6,236)	-	(6,236)
Retained earnings	2,573,617	(2,327)	2,571,290
Total shareholders' equity	1,441,339	(2,327)	1,439,012
Total liabilities and shareholders' equity	$2,265,518	$2,324,200	$4,589,718

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

During the first quarter of 2019 we launched a national loyalty program called Chipotle Rewards. Eligible customers who enroll in the program generally earn points for every dollar spent. After accumulating a certain number of points, the customer earns a reward that can be redeemed for a free entrée. We may also periodically offer promotions, which provide the customer with the opportunity to earn bonus points or free food vouchers (“Bonus Vouchers”). Earned rewards generally expire one to two months after they are issued, and points generally expire if an account is inactive for a period of six months.

We defer revenue associated with the estimated selling price of points or Bonus Vouchers earned by program members as each point or Bonus Voucher is earned. The estimated selling price of each point or Bonus Voucher earned is based on the estimated value of product for which the reward is expected to be redeemed, net of points we do not expect to be redeemed. Our estimate of points and Bonus Vouchers we expect to be redeemed is based on historical company specific data. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our condensed consolidated balance sheets.

The gift card and Chipotle Rewards loyalty liabilities included in unearned revenue on the condensed consolidated balance sheets are as follows:

	March 31,	December 31,
	2019	2018
Gift card liability	$53,622	$70,474
Chipotle Rewards liability	3,466	-
Total unearned revenue	$57,088	$70,474

Revenue recognized on the condensed consolidated statements of income for the redemption of gift cards that were included in accrued liabilities at the beginning of the year is as follows:

	Three months ended
	March 31,
	2019	2018
Revenue recognized from gift card liability balance at the beginning of the year	$24,703	$24,239

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

Investments, all of which are classified as held-to-maturity, are carried at amortized cost and approximated fair value as of March 31, 2019. We recognize impairment charges when management believes the decline in the fair value of the investment is other-than-temporary. No impairment charges were recognized on our investments for the three months ended March 31, 2019.

As of September 30, 2018, we transferred the classification of our investments from available-for-sale to held-to-maturity. The unrealized holding loss and offsetting discount, created as a result of this reclassification, will be amortized to interest and other income on the condensed consolidated statement of income over the remaining life of the securities and will be fully amortized by September 30, 2019.

We also maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value, are included in other assets on the condensed consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $12,531 and $10,872 as of March 31, 2019, and December 31, 2018, respectively. We record trading gains and losses in general and administrative expenses on the condensed consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

Other than as disclosed in Note 5. “Corporate Restructuring Costs” as of March 31, 2019 and December 31, 2018, we had no non-financial assets or liabilities that were measured using Level 3 inputs.

5. Corporate Restructuring Costs

In May 2018, we announced that we would open a headquarters office in Newport Beach, California, consolidate certain corporate administrative functions into our existing office in Columbus, Ohio, and close our existing headquarters offices in Denver, Colorado, as well as additional corporate offices in New York, New York. All affected employees were either offered an opportunity to continue in the new organization or were offered a severance package. We record severance as a one-time termination benefit and recognize the expense ratably over the employees’ required future service period. We evaluate our operating lease assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the operating lease asset (or asset group that includes the operating lease asset, referred to interchangeably throughout as an operating lease asset) may not be recoverable. We first compare the carrying value of the operating lease asset to the operating lease asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the operating lease asset, we determine if we have an impairment loss by comparing the carrying value of the operating lease asset to the operating lease asset's estimated fair value. The estimated fair value of the operating lease asset is generally determined using a discounted cash flow projection model, using Level 3 inputs. The impairment charges represent the excess of each operating lease asset’s carrying amount over its estimated fair value. All other costs, including other employee transition costs, recruitment and relocation costs, other office closure costs, and third-party costs, are recognized in the period incurred.

Corporate restructuring costs consist of the following:

	Three months ended
	March 31,
	2019	2018
Employee severance and other employee transition costs(1)	$1,046	$-
Recruitment and relocation costs(1)	2,093	-
Operating lease impairment and other office closure costs(2)	1,395	-
Third-party and other costs(1)	1,007	-
Stock-based compensation(1)	134	-
Total restructuring costs	$5,675	$-

(1) Recorded in general and administrative expenses on the condensed consolidated statement of income.

(2) Recorded in impairment, closure costs, and asset disposals on the condensed consolidated statement of income.

Changes in our corporate restructuring liability which are included in accrued liabilities on the condensed consolidated balance sheet were as follows:

	December 31, 2018	Charges	Payments	March 31, 2019
Employee severance and other employee transition costs	$2,722	$1,046	$(3,557)	$211
Recruitment and relocation costs	224	2,093	(2,242)	75
Third-party and other costs	554	1,007	(1,561)	-
Total restructuring liability	$3,500	$4,146	$(7,360)	$286

6. Shareholders’ Equity

Through March 31, 2019, we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate, authorized expenditures of up to $2.6 billion. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.

As of March 31, 2019, $105,068 was available to repurchase shares under the announced repurchase authorizations. Shares repurchased are being held in treasury stock until they are reissued or retired at the discretion of the Board of Directors.

During the three months ended March 31, 2019, 17 shares of common stock at a total cost of $10,368 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

7. Stock-Based Compensation

During the three months ended March 31, 2019, we granted stock only stock appreciation rights (“SOSARs”) on 179 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $172.28 per share with a weighted-average exercise price of $584.90 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the three months ended March 31, 2019, 412 SOSARs were exercised, 15 SOSARs were forfeited, and 45 SOSARs expired.

During the three months ended March 31, 2019, we granted restricted stock units (“RSUs”) on 21 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $585.62 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. During the three months ended March 31, 2019, 42 RSUs vested and 6 RSUs were forfeited.

During the three months ended March 31, 2019, we awarded a total of 46 performance shares (“PSUs”) that are subject to service and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $582.77 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. During the three months ended March 31, 2019, there were two different PSU awards granted with different terms.

The first award, consisting of 33 PSUs, will vest based on our growth in comparable restaurant sales and average restaurant margin over defined periods. These PSU awards will vest fully on the third anniversary of the grant date.

The second award, consisting of 13 PSUs, will vest based on achievement of certain targets related to digital sales volume, general and administrative expenses as a percentage of revenue, and successful completion of a defined number of strategic initiatives. These PSU awards will vest 40% on the third anniversary of the grant date and 60% on the fourth anniversary of the grant date.

During the three months ended March 31, 2019, 12 PSUs that were subject to service and market conditions were forfeited for failure to meet the specified performance levels or service requirements.

The following table sets forth total stock-based compensation expense:

	Three months ended
	March 31,
	2019	2018
Stock-based compensation expense	$19,342	$12,376
Stock-based compensation expense, net of tax	$14,402	$8,931
Stock-based compensation expense recognized as capitalized development	$188	$279
Excess tax deficit on stock-based compensation recognized in provision for income taxes	$(5,434)	$(5,542)

8. Income Taxes

The effective income tax rate for income taxes as a percentage of income before income taxes was 22.2% and 36.9% for the three months ended March 31, 2019 and 2018, respectively.  The decrease was primarily due to unfavorable discrete tax items in the first quarter of 2018 including equity vesting at an amount less than original book value and negative impacts from tax reform, and favorable discrete tax items in the first quarter of 2019 related to stock option exercises.

9. Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations as well as office space. Our leases generally have remaining terms of 1-  20 years, most of which include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. As we have no outstanding debt nor committed credit facilities, secured or otherwise, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.

Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

Some of our leases include rent escalations based on inflation indexes and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Related to the adoption of Topic 842, our policy elections were as follows:

Separation of lease and non-lease components	We elected this expedient to account for lease and non-lease components as a single component for our entire population of operating lease assets.
Short-term policy

We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

Supplemental balance sheet information related to leases was as follows:

		March 31,
Operating Leases	Classification	2019
Right-of-use assets	Operating lease assets	$2,349,993

Current lease liabilities	Current operating lease liabilities	157,665
Non-current lease liabilities	Long-term operating lease liabilities	2,513,901
Total lease liabilities		$2,671,566

Lease term and discount rate were as follows:
March 31,
2019
Weighted average remaining lease term (years)	13.5
Weighted average discount rate	5.27%

The components of lease cost were as follows:

		Three months ended
		March 31,
	Classification	2019
Operating lease cost	Occupancy and General and administrative expenses	$76,805
Short-term lease cost	Other operating costs	737
Variable lease cost	Occupancy	9,104
Sublease income	General and administrative expenses	(766)
Total lease cost		$85,880

Supplemental disclosures of cash flow information related to leases were as follows:

Three months ended
March 31,
2019
Cash paid for operating lease liabilities	$71,832
Operating lease assets obtained in exchange for operating lease liabilities(1)	2,401,239

(1) Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2. “Accounting Policies.”

Maturities of lease liabilities were as follows as of March 31, 2019:

Operating Leases
Remainder of 2019	$194,583
2020	295,326
2021	292,860
2022	292,670
2023	288,138
Thereafter	2,442,438
Total lease payments	3,806,015
Less: imputed interest	1,134,449
Present value of lease liabilities	$2,671,566

As of March 31, 2019, operating lease payments include $2,082,123 related to options to extend lease terms that are reasonably certain of being exercised and exclude approximately $87,500 of legally binding minimum lease payments for leases signed but not yet commenced and $9,672 of future sublease income.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of December 31, 2018:

Operating Leases
2019	$294,191
2020	296,579
2021	294,941
2022	295,290
2023	290,980
Thereafter	2,478,397
Total minimum lease payments	$3,950,378

As of December 31, 2018, maturity of lease liabilities have not been reduced by minimum sublease rentals of $11,790 due in the future under our subleases. As of December 31, 2018, we have $90,484 of legally binding minimum lease payments related to restaurant leases that have not yet commenced.

We have six sale and leaseback transactions, which do not qualify for sale leaseback accounting due to fixed price renewal options prohibiting sale accounting. These transactions are accounted for under the financing method. Under the financing method, the assets remain on the condensed consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $2,327 and $2,390 as of March 31, 2019 and December 31, 2018, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities on the condensed consolidated balance sheet.

10. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended
	March 31,
	2019	2018
Net income	$88,132	$59,446
Shares:
Weighted-average number of common shares outstanding	27,696	27,911
Dilutive stock awards	422	39
Diluted weighted-average number of common shares outstanding	28,118	27,950
Basic earnings per share	$3.18	$2.13
Diluted earnings per share	$3.13	$2.13

 The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended
	March 31,
	2019	2018
Stock awards subject to performance conditions	81	111
Stock awards that were antidilutive	343	2,226
Total stock awards excluded from diluted earnings per share	424	2,337

11. Commitments and Contingencies

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

Litigation

Data Security Incident

In April 2017, our information security team detected unauthorized activity on the network that supports payment processing for our restaurants, and immediately began an investigation with the help of leading computer security firms. We also self-reported the issue to payment card processors and law enforcement. Our investigation detected malware designed to access payment card data from cards used at point-of-sale devices at most Chipotle restaurants, primarily in the period from March 24, 2017 through April 18, 2017. The malware searched for track data, which may include cardholder name, card number, expiration date, and internal verification codes; however, no other customer information was affected. We removed the malware from our systems and continue to work to enhance our security measures. Substantially all of our investigation costs have been covered by insurance; however, we may incur legal and other expenses in excess of our insurance coverage limits associated with the data security incident in future periods. We will recognize these expenses as services are received.

As of March 31, 2019, we had a balance of $24,701 included in accrued liabilities on the condensed consolidated balance sheet which represents an estimate of potential liabilities associated with anticipated claims and assessments by payment card networks in connection with the data security incident. We may ultimately be subject to liabilities greater than or less than the amount accrued.

Litigation Arising from Data Security Incident

During the three months ended March 31, 2019, we reached agreements to settle the consolidated action captioned Bellwether Community Credit Union, et. al. v. Chipotle Mexican Grill, Inc., as well as the consolidated action captioned Todd Gordon, et. al. v. Chipotle Mexican Grill, Inc., each of which was pending in the United States District Court for the District of Colorado.  Settlement of the Bellwether matter has been finalized and a stipulation of dismissal was filed with the court on March 28, 2019.  Court approval of the Gordon settlement is pending.  We do not expect that the settlements will exceed applicable insurance coverages or will have a material financial impact on us, although the total liabilities arising from the Gordon settlement will be dependent in part on the number of claims filed, and may exceed our expectations and applicable insurance coverage.

Receipt of Grand Jury Subpoenas

On January 28, 2016, we were served with a Federal Grand Jury Subpoena from the U.S. District Court for the Central District of California in connection with an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations. The subpoena required the production of documents and information related to company-wide food safety matters dating back to January 1, 2013.  Since then we have received two other subpoenas on the following dates requesting information related to illness incidents associated with the following specific restaurants:  July 19, 2017, requesting information about a single Chipotle restaurant in Sterling, Virginia; and February 14, 2018, requesting information about a single Chipotle restaurant in Los Angeles, California. On April 18, 2019, we received a new subpoena requesting information related to illness incidents associated with the specific restaurants in Simi Valley, California, Boston, Massachusetts, Sterling, Virginia, and Los Angeles, California that were covered under the previous subpoenas, plus one additional restaurant in Powell, Ohio.  We have fully cooperated and intend to continue to fully cooperate in the investigation.  It is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any fines or penalties in connection with the investigation pursuant to which the subpoenas were issued.

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

Additionally, on July 20, 2017, Elizabeth Kelley filed a complaint in the U.S. District Court for the District of Colorado on behalf of a purported class of purchasers of shares of our common stock between February 5, 2016 and July 19, 2017, with claims and factual allegations similar to the Ong complaint, based primarily on media reports regarding illnesses associated with a Chipotle restaurant in Sterling, Virginia. On March 29, 2019, the court granted our motion to dismiss, with prejudice.

We intend to continue to vigorously defend the Ong and Kelley cases through any further appeals, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from either of these cases.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of our expected comparable restaurant sales increases for 2019, estimates of restructuring-related costs, projected restaurant closures and the resulting financial impacts, projected new restaurant openings for 2019, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A. of this report.

Overview

As of March 31, 2019, we operated 2,504 restaurants in the United States, Canada, the United Kingdom, France and Germany. We are committed to making our food more accessible to everyone while continuing to be a brand with a demonstrated purpose. Steve Ells, our founder and executive chairman, first opened Chipotle with a single restaurant in Denver, Colorado in 1993.

2019 Highlights

Sales Trends. Average restaurant sales were $2.048 million as of March 31, 2019, an increase from $1.941 million as of March 31, 2018. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

Comparable restaurant sales increased 9.9% for the three months ended March 31, 2019, including the adverse impact of 0.3% as a result of deferred revenue associated with the new Chipotle Rewards loyalty program. We expect full year 2019 comparable restaurant sales increases to be in the mid to high single digits, including the impact of revenue deferral associated with Chipotle Rewards. Comparable restaurant sales and transactions represent the change in period-over-period sales or transactions for restaurants in operation for at least 13 full calendar months.

We continue to invest in improving our digital platforms and equipping select restaurants with an upgraded second make line dedicated to fulfilling out-of-restaurant orders. Sales from out-of-restaurant orders increased 690 basis points to 15.7% of revenue during the three months ended March 31, 2019, an increase from 8.8% of revenue during the three months ended March 31, 2018.

Restaurant Operating Costs.  Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue decreased 150 basis points to 79.0% in the three months ended March 31, 2019, as compared to 80.5% in the three months ended March 31, 2018. The decrease was primarily due to comparable restaurant sales increases.

Corporate Restructuring. During 2018, we opened a new headquarters office in Newport Beach, California, consolidated certain corporate administrative functions into our existing office in Columbus, Ohio, closed a corporate office in New York, New York, and commenced the closure of our previous headquarters office in Denver, Colorado. All affected employees were either offered an opportunity to continue in the new organization or were offered a severance package. We expect to incur corporate restructuring costs, including costs already incurred, aggregating approximately $49 million to $58 million including (i) employee severance and other employee transition costs of approximately $9 million to $11 million; (ii) recruitment and relocation costs of approximately $12 million to $14 million; (iii) operating lease impairment and other office closure costs of approximately $17 million to $21 million; and (iv) third-party and other costs of approximately $11 million to $12 million. We recognized a total of $5.7 million during the three months ended March 31, 2019, and $48 million in total since the restructuring activities commenced in 2018. We expect to incur additional restructuring charges of $1 million to $9 million during the remainder of 2019. For additional information, please see Note 5. “Corporate Restructuring Costs” in the notes to the consolidated financial statements included in Item 1. “Financial Statements.”

Planned Restaurant Closures. In June 2018, we announced planned restaurant closures of approximately 55 to 65 restaurants beginning in the second quarter of 2018 and continuing over the next several quarters.  As a result, we expect to incur total restaurant exits costs aggregating approximately $37.0 million to $43.0 million, of which $35.9 million has been incurred to date.  We have closed 47 Chipotle restaurants and five Pizzeria Locale restaurants in connection with this initiative since the initiative commenced in 2018.

Restaurant Development. During the three months ended March 31, 2019, we opened 15 new restaurants, and closed 2 restaurants. For the full year 2019 we expect to open approximately 140 to 155 new restaurants.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended
	March 31,
	2019	2018
Beginning of period	2,491	2,408
Openings	15	35
Chipotle closures	(2)	(1)
Tasty Made closures	-	(1)
Total restaurants at end of period	2,504	2,441

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section.

Revenue

	Three months ended
	March 31,		Percentage
	2019	2018	change
	(dollars in millions)
Revenue	$1,308.2	$1,148.4	13.9%
Average restaurant sales	$2.048	$1.941	5.5%
Comparable restaurant sales increases	9.9%	2.2%

Comparable restaurant sales increased for the three months ended March 31, 2019. The significant factors contributing to the increase in revenue were comparable restaurant sales increases of $102.4 million and revenue from restaurants not yet in the comparable base of $61.5 million, of which $57.6 million was attributable to restaurants opened in 2018. For the three months ended March 31, 2019, the increase in comparable restaurant sales was attributable to a 5.8% increase in comparable restaurant transactions, and a 4.5% increase in the average check which includes a 2.5% benefit from menu price increases that were implemented during 2018.

Food, Beverage and Packaging Costs

	Three months ended
	March 31,		Percentage
	2019	2018	change
	(dollars in millions)
Food, beverage and packaging	$421.4	$371.9	13.3%
As a percentage of revenue	32.2%	32.4%	(0.2%)

Food, beverage and packaging costs decreased as a percentage of revenue for the three months ended March 31, 2019, primarily due to the benefit of menu price increases nationwide at the end of 2018, partially offset by an increased demand for steak (a higher priced ingredient), and higher paper cost.

Labor Costs

	Three months ended
	March 31,		Percentage
	2019	2018	change
	(dollars in millions)
Labor costs	$348.8	$318.9	9.4%
As a percentage of revenue	26.7%	27.8%	(1.1%)

Labor costs decreased as a percentage of revenue for the three months ended March 31, 2019,  primarily due to sales leverage, and to a lesser extent, improved workers’ compensation claim management and lower unemployment expense, partially offset by wage inflation.

Occupancy Costs

	Three months ended
	March 31,		Percentage
	2019	2018	change
	(dollars in millions)
Occupancy costs	$88.8	$85.3	4.1%
As a percentage of revenue	6.8%	7.4%	(0.6%)

Occupancy costs decreased as a percentage of revenue for the three months ended March 31, 2019, primarily due to sales leverage on a partially fixed-cost base.

Other Operating Costs

	Three months ended
	March 31,		Percentage
	2019	2018	change
	(dollars in millions)
Other operating costs	$174.7	$148.1	18.0%
As a percentage of revenue	13.4%	12.9%	0.5%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, and restaurant utilities and maintenance costs. Other operating costs increased as a percentage of revenue for the three months ended March 31, 2019, primarily due to increased marketing and promotional expenses and, to a lesser extent, increased delivery expense associated with increased delivery sales, partially offset by sales leverage and elevated spend on repairs and maintenance in the comparative 2018 period.

General and Administrative Expenses

	Three months ended
	March 31,		Percentage
	2019	2018	change
	(dollars in millions)
General and administrative expense	$102.7	$77.1	33.2%
As a percentage of revenue	7.8%	6.7%	1.1%

General and administrative expenses increased in dollar terms for the three months ended March 31, 2019, primarily due to $13.1 million in increased performance based compensation expense including non-cash stock-based compensation,  bonus expense, and associated taxes; $4.3 million related to corporate restructuring; $3.4 million in outside service expense to support restaurant growth, and digitizing and modernizing the restaurant experience; and $1.3 million in increased other expense.

Depreciation and Amortization

	Three months ended
	March 31,		Percentage
	2019	2018	change
	(dollars in millions)
Depreciation and amortization	$53.8	$46.9	14.6%
As a percentage of revenue	4.1%	4.1%	0.0%

Depreciation and amortization remained flat as a percent of revenue for the three months ended March 31, 2019, as sales leverage was offset by an increase in depreciation expense from multiple administrative offices with short-term leases, new stores in the base, and new projects such as the installation of second make lines.

Impairment, Closure Costs, and Asset Disposals

	Three months ended
	March 31,		Percentage
	2019	2018	change
	(dollars in millions)
Impairment, closure costs, and asset disposals	$6.9	$4.9	42.9%
As a percentage of revenue	0.5%	0.4%	0.1%

Impairment, closure costs and asset disposals increased in dollar terms during the three months ended March 31, 2019, primarily as a result of asset retirements associated with our restaurant refresh project.

Provision for Income Taxes

	Three months ended
	March 31,		Percentage
	2019	2018	change
	(dollars in millions)
Provision for income taxes	$25.2	$34.8	(27.6%)
Effective tax rate	22.2%	36.9%	(14.7%)

The effective income tax rate for income taxes as a percentage of income before income taxes was 22.2% and 36.9% for the three months ended March 31, 2019 and 2018, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2019, when compared to 2018, was primarily due to unfavorable discrete tax items in the first quarter of 2018 including equity vesting at an amount less than original book value and negative impacts from tax reform, and favorable discrete tax items in the first quarter of 2019 related to stock option exercises.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of March 31, 2019, we had a cash and short-term investment balance of $735.0 million that we expect to utilize, along with cash flow from operations, to provide capital in support of the growth of our business and to invest in, maintain, and refurbish our existing restaurants, to repurchase additional shares of our common stock subject to market conditions, and for general corporate purposes. As of March 31, 2019, $105.1 million remained available for repurchases of shares of our common stock under previously-announced repurchase authorizations. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2018.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2019, we had $693.5 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and $11.0 million in accounts with an earnings credit we classify as interest and other income, which combined earned a weighted-average interest rate of 2.29%.

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

During the quarter ended March 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate adoption of the standard on January 1, 2019. We further completed upgrades to our lease administration software to support our accounting for leases and have integrated the new software functionality with our processes, systems and controls.

There were no other changes during the fiscal quarter ended March 31, 2019, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11. “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2019.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January		39,025	$499.56	39,025	$138,055,805
	Purchased 1/1 through 1/31
February		23,777	$580.17	23,777	$124,261,186
	Purchased 2/1 through 2/28
March		29,743	$645.30	29,743	$105,067,943
	Purchased 3/1 through 3/31
Total		92,545	$567.11	92,545	$105,067,943
(1)	Shares were repurchased pursuant to a $100 million repurchase program announced on April 25, 2018.
(2)

This column includes an additional $100 million in authorized repurchases announced on February 6, 2019. Each repurchase program has no expiration date. Authorization of repurchase programs may be modified, suspended or discontinued at any time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1	Form of 2019 Performance Share Unit Agreement	-	-	-	-	X
10.2	Form of 2019 Transformation Performance Share Unit Agreement (1)	-	-	-	-	X
31.1	Certification of Chief Executive Office of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101

The following financial  statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statement of Income for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March  31, 2019 and 2018,  (iv) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2019 and 2018, (v) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to the Condensed Consolidated Financial Statements

		-	-	-	-	X

(1)	Portions of this exhibit have been omitted as permitted by applicable regulations.

Test

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: April 24, 2019