Form 10-Q
period 2019-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2019-07-24
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-32731

______________________________

CHIPOTLE MEXICAN GRILL INC

(Exact name of registrant as specified in its charter)

______________________________

Delaware	84-1219301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

610 Newport Center Drive, Suite 1300 Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 595-4000

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	CMG	New York Stock Exchange

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

As of July 19, 2019, there were 27,722,812 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$299,913	$249,953
Accounts receivable, net of allowance for doubtful accounts of $81 and $0 as of June 30, 2019 and December 31, 2018, respectively	49,362	62,312
Inventory	21,144	21,555
Prepaid expenses and other current assets	44,116	54,129
Investments	417,867	426,845
Total current assets	832,402	814,794
Leasehold improvements, property and equipment, net	1,387,896	1,379,254
Restricted cash	28,543	30,199
Operating lease assets	2,370,710	-
Other assets	17,817	19,332
Goodwill	21,939	21,939
Total assets	$4,659,307	$2,265,518
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$99,007	$113,071
Accrued payroll and benefits	98,800	113,467
Accrued liabilities	126,879	147,849
Unearned revenue	61,794	70,474
Current operating lease liabilities	161,253	-
Income tax payable	535	5,129
Total current liabilities	548,268	449,990
Commitments and contingencies (Note 11)
Deferred rent	-	330,985
Long-term operating lease liabilities	2,534,769	-
Deferred income tax liabilities	4,407	11,566
Other liabilities	33,814	31,638
Total liabilities	3,121,258	824,179
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 36,193 and 35,973 shares issued as of June 30, 2019 and December 31, 2018, respectively	362	360
Additional paid-in capital	1,414,420	1,374,154
Treasury stock, at cost, 8,469 and 8,276 common shares at June 30, 2019 and December 31, 2018, respectively	(2,621,922)	(2,500,556)
Accumulated other comprehensive loss	(5,261)	(6,236)
Retained earnings	2,750,450	2,573,617
Total shareholders' equity	1,538,049	1,441,339
Total liabilities and shareholders' equity	$4,659,307	$2,265,518

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$1,434,231	$1,266,520	$2,742,448	$2,414,917
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	483,284	413,096	904,651	785,011
Labor	368,053	341,842	716,895	660,705
Occupancy	89,923	86,772	178,693	172,028
Other operating costs	193,309	175,171	368,052	323,240
General and administrative expenses	121,395	85,153	224,066	162,216
Depreciation and amortization	51,642	49,193	105,423	96,108
Pre-opening costs	2,118	2,014	3,058	4,663
Impairment, closure costs, and asset disposals	4,487	45,322	11,429	50,181
Total operating expenses	1,314,211	1,198,563	2,512,267	2,254,152
Income from operations	120,020	67,957	230,181	160,765
Interest and other income, net	3,947	2,323	7,076	3,717
Income before income taxes	123,967	70,280	237,257	164,482
Provision for income taxes	(32,939)	(23,396)	(58,097)	(58,152)
Net income	$91,028	$46,884	$179,160	$106,330
Earnings per share:
Basic	$3.28	$1.69	$6.47	$3.82
Diluted	$3.22	$1.68	$6.35	$3.81
Weighted-average common shares outstanding:
Basic	27,720	27,819	27,708	27,865
Diluted	28,300	27,935	28,209	27,942

Condensed Consolidated Statement of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$91,028	$46,884	$179,160	$106,330
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	555	(1,580)	833	(1,448)
Unrealized gain (loss) on available-for-sale securities, net of tax	42	82	142	(19)
Other comprehensive income (loss), net of income taxes	597	(1,498)	975	(1,467)
Comprehensive income	$91,625	$45,386	$180,135	$104,863

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

(in thousands)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2017	35,852	$359	$1,305,090	7,826	$(2,334,409)	$2,397,064	$(306)	$(3,353)	$1,364,445
Stock-based compensation	-	-	12,376	-	-	-	-	-	12,376
Stock plan transactions and other	31	-	(228)	-	-	-	-	-	(228)
Acquisition of treasury stock	-	-	-	231	(72,025)	-	-	-	(72,025)
Net income	-	-	-	-	-	59,446	-	-	59,446
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(101)	132	31
Balance, March 31, 2018	35,883	$359	$1,317,238	8,057	$(2,406,434)	$2,456,510	$(407)	$(3,221)	$1,364,045
Stock-based compensation	-	-	11,660	-	-	-	-	-	11,660
Stock plan transactions and other	62	-	(409)	-	-	-	-	-	(409)
Acquisition of treasury stock	-	-	-	76	(28,675)	-	-	-	(28,675)
Net income	-	-	-	-	-	46,884	-	-	46,884
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	82	(1,580)	(1,498)
Balance, June 30, 2018	35,945	$359	$1,328,489	8,133	$(2,435,109)	$2,503,394	$(325)	$(4,801)	$1,392,007

Balance, December 31, 2018	35,973	$360	$1,374,154	8,276	$(2,500,556)	$2,573,617	$(147)	$(6,089)	$1,441,339
Adoption of ASU No. 2016-02, Leases (Topic 842)	-	-	-	-	-	(2,327)	-	-	(2,327)
Stock-based compensation	-	-	19,342	-	-	-	-	-	19,342
Stock plan transactions and other	135	1	(212)	-	-	-	-	-	(211)
Acquisition of treasury stock	-	-	-	110	(62,854)	-	-	-	(62,854)
Net income	-	-	-	-	-	88,132	-	-	88,132
Other comprehensive income, net of income tax	-	-	-	-	-	-	100	278	378
Balance, March 31, 2019	36,108	$361	$1,393,284	8,386	$(2,563,410)	$2,659,422	$(47)	$(5,811)	$1,483,799
Stock-based compensation	-	-	21,322	-	-	-	-	-	21,322
Stock plan transactions and other	85	1	(186)	-	-	-	-	-	(185)
Acquisition of treasury stock	-	-	-	83	(58,512)	-	-	-	(58,512)
Net income	-	-	-	-	-	91,028	-	-	91,028
Other comprehensive income, net of income tax	-	-	-	-	-	-	42	555	597
Balance, June 30, 2019	36,193	$362	$1,414,420	8,469	$(2,621,922)	$2,750,450	$(5)	$(5,256)	$1,538,049

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2019	2018
Operating activities
Net income	$179,160	$106,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,423	96,108
Amortization of operating lease assets	77,438	-
Deferred income tax (benefit) provision	(6,349)	16,948
Impairment, closure costs, and asset disposals	4,944	50,181
Bad debt allowance	85	106
Stock-based compensation expense	40,321	23,645
Other	(2,588)	(1,228)
Changes in operating assets and liabilities:
Accounts receivable	18,275	16,621
Inventory	421	(1,007)
Prepaid expenses and other current assets	(13,617)	(19,490)
Other assets	2,907	3,776
Accounts payable	(10,319)	14,451
Accrued payroll and benefits	(16,526)	15,400
Accrued liabilities	7,659	7,100
Unearned revenue	(8,681)	(18,516)
Income tax payable/receivable	(4,593)	(23,003)
Deferred rent	-	11,455
Operating lease liabilities	(74,346)	-
Other long-term liabilities	901	(3,459)
Net cash provided by operating activities	300,515	295,418
Investing activities
Purchases of leasehold improvements, property and equipment	(142,002)	(128,505)
Purchases of investments	(208,253)	(208,294)
Maturities of investments	220,000	185,000
Net cash used in investing activities	(130,255)	(151,799)
Financing activities
Acquisition of treasury stock	(111,542)	(97,528)
Tax withholding on share-based compensation awards	(10,398)	(4,273)
Stock plan transactions and other financing activities	(510)	(55)
Net cash used in financing activities	(122,450)	(101,856)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	494	(715)
Net change in cash, cash equivalents, and restricted cash	48,304	41,048
Cash, cash equivalents, and restricted cash at beginning of period	280,152	214,170
Cash, cash equivalents, and restricted cash at end of period	$328,456	$255,218
Supplemental disclosures of cash flow information
Income taxes paid	$69,075	$64,184
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$27,119	$26,154
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$1,900	$635

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

We develop and operate restaurants that serve a focused menu of burritos, burrito bowls, tacos and salads, made using fresh, high-quality ingredients. As of June 30, 2019, we operated 2,482 Chipotle restaurants throughout the United States as well as 39 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates two Pizzeria Locale restaurants, a fast-casual pizza concept. We manage our operations based on eight regions and have aggregated our operations to one reportable segment.

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

Recently Adopted Accounting Standards

On January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842),” along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We elected the optional transition method to apply the standard as of the effective date and therefore, we have not applied the standard to the comparative periods presented on our condensed consolidated financial statements.

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

3. Revenue Recognition

We recognize revenue, net of discounts and incentives, when payment is tendered at the point of sale. We report revenue net of sales-related taxes collected from customers and remitted to government taxing authorities.

We sell gift cards which do not have expiration dates and we do not deduct non-usage fees from outstanding gift card balances. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) we determine the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. Gift card breakage is recognized in revenue as the gift cards are used on a pro rata basis over an eight-month period beginning at the date of the gift card sale and is included in revenue on the condensed consolidated statement of income. We have determined that 4% of gift card sales will not be redeemed and will be retained by us. Gift card liability balances are typically highest at the end of each calendar year following increased gift card sales during the holiday season; accordingly, revenue recognized from gift card liability balances is highest in the first quarter of each calendar year. The gift card liability included in unearned revenue on the condensed consolidated balance sheet is $53,217 and $70,474 as of June 30, 2019 and December 31, 2018, respectively. Revenue recognized on the condensed consolidated statement of income for the redemption of gift cards that were included in accrued liabilities at the beginning of the year is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue recognized from gift card liability balance at the beginning of the year	$6,615	$6,289	$31,318	$30,529

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

We defer revenue associated with the estimated selling price of points or Bonus Vouchers earned by program members as each point or Bonus Voucher is earned, net of points we do not expect to be redeemed. The estimated selling price of each point or Bonus Voucher earned is based on the estimated value of product for which the reward is expected to be redeemed. Our estimate of points and Bonus Vouchers we expect to be redeemed is based on historical company specific data.

We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our condensed consolidated balance sheet. The Chipotle Rewards loyalty liability included in unearned revenue on the condensed consolidated balance sheet is $8,577 and $0 as of June 30, 2019 and December 31, 2018, respectively.

Revenue recognized on the condensed consolidated statement of income for the three and six months ended June 30, 2019, was $8,873 and $11,150, respectively. No revenue was recognized for the three and six months ended June 30, 2018 related to the Chipotle Rewards program because the program launched in 2019.

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

Investments, all of which are classified as held-to-maturity, are carried at amortized cost and approximated fair value as of June 30, 2019. We recognize impairment charges when management believes the decline in the fair value of the investment below the carrying value is other-than-temporary. No impairment charges were recognized on our investments for the three and six months ended June 30, 2019 and 2018.

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

We also maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value and are included in other assets on the condensed consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $12,283 and $10,872 as of June 30, 2019, and December 31, 2018, respectively. We record trading gains and losses in general and administrative expenses on the condensed consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

Other than as disclosed in Note 5. “Corporate Restructuring Costs” and Note 9. “Leases” as of June 30, 2019 and December 31, 2018, we had no non-financial assets or liabilities that were measured using Level 3 inputs.

5. Corporate Restructuring Costs

In May 2018, we announced that we would open a headquarters office in Newport Beach, California, consolidate certain corporate administrative functions into our existing office in Columbus, Ohio, and close our existing headquarters offices in Denver, Colorado, as well as additional corporate offices in New York, New York. All affected employees were either offered an opportunity to continue in the new organization or were offered a severance package. We record severance as a one-time termination benefit and recognize the expense ratably over the employees’ required future service period. We evaluate our operating lease assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the operating lease asset (or asset group that includes the operating lease asset, referred to interchangeably throughout as an “operating lease asset”) may not be recoverable. We first compare the carrying value of the operating lease asset to the operating lease asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the operating lease assets, we determine if we have an impairment loss by comparing the carrying value of the operating lease asset to the operating lease asset's estimated fair value. The estimated fair value of the operating lease assets is generally determined using a discounted cash flow projection model, using Level 3 inputs. The impairment charges represent the excess of each operating lease asset’s carrying amount over its estimated fair value. All other costs, including other employee transition costs, recruitment and relocation costs, other office closure costs, and third-party costs are recognized in the period incurred.

Corporate restructuring costs consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Employee severance and other employee transition costs(1)	$460	$493	$1,506	$493
Recruitment and relocation costs(1)	2,107	207	4,200	207
Operating lease impairment and other office closure costs(2)	324	16,299	1,719	16,299
Third-party and other costs(1)	1,031	3,200	2,038	3,200
Stock-based compensation(1)	-	(6,426)	134	(6,426)
Total restructuring costs	$3,922	$13,773	$9,597	$13,773

(1) Recorded in general and administrative expenses on the condensed consolidated statement of income.

(2) Recorded in impairment, closure costs, and asset disposals on the condensed consolidated statement of income.

Changes in our corporate restructuring liability which are included in accrued liabilities on the condensed consolidated balance sheet were as follows:

	December 31, 2018	Charges	Payments	June 30, 2019
Employee severance and other employee transition costs	$2,722	$1,506	$(4,206)	$22
Recruitment and relocation costs	224	4,200	(4,374)	50
Third-party and other costs	554	2,038	(2,592)	-
Total restructuring liability	$3,500	$7,744	$(11,172)	$72

6. Shareholders’ Equity

Through June 30, 2019, we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate, authorized expenditures of up to $2.6 billion. As of June 30, 2019, $46,589 was available to repurchase shares under the previously announced repurchase authorizations. On July 23, 2019, we announced that our Board of Directors authorized the expenditure of an additional $100,000 to repurchase shares of our common stock. Shares repurchased are being held in treasury stock until they are reissued or retired at the discretion of the Board of Directors.

During the six months ended June 30, 2019, 17 shares of common stock at a total cost of $10,398 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

7. Stock-Based Compensation

During the six months ended June 30, 2019, we granted stock only stock appreciation rights (“SOSARs”) on 190 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $173.96 per share with a weighted-average exercise price of $590.60 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the six months ended June 30, 2019, 736 SOSARs were exercised, 23 SOSARs were forfeited, and 50 SOSARs expired.

During the six months ended June 30, 2019, we granted restricted stock units (“RSUs”) on 23 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $599.06 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. During the six months ended June 30, 2019, 45 RSUs vested and 11 RSUs were forfeited.

During the six months ended June 30, 2019, we awarded a total of 46 performance shares (“PSUs”) that are subject to service and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $583.13 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. During the six months ended June 30, 2019, there were two different PSU awards granted with different terms.

The first award, consisting of 33 PSUs, will vest based on our growth in comparable restaurant sales and average restaurant margin over defined periods. These PSU awards will vest fully on the third anniversary of the grant date.

The second award, consisting of 13 PSUs, will vest based on achievement of certain targets related to digital sales, general and administrative expenses as a percentage of revenue, and successful completion of a defined number of strategic initiatives. These PSU awards will vest 40% on the third anniversary of the grant date and 60% on the fourth anniversary of the grant date.

During the six months ended June 30, 2019, 12 PSUs that were subject to service and market conditions were forfeited for failure to meet the specified performance levels or service requirements.

The following table sets forth total stock-based compensation expense:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation expense	$21,322	$11,660	$40,664	$24,036
Stock-based compensation expense, net of tax	$15,689	$8,575	$30,091	$17,676
Total capitalized stock-based compensation included in net property, plant and equipment on the condensed consolidated balance sheet	$155	$112	$343	$391
Excess tax benefit (deficit) on stock-based compensation recognized in provision for income taxes	$5,264	$(431)	$10,698	$(5,973)

.

8. Income Taxes

The effective income tax rate for the three months ended June 30, 2019, was 26.6%, a decrease from 33.3% for the three months ended June 30, 2018, primarily due to current quarter excess tax benefits from stock compensation and a favorable reduction in non-deductible employee meals, partially offset by current quarter non-deductible reserves related to legal proceedings.

The effective income tax rate for the six months ended June 30, 2019, was 24.5%, a decrease from 35.4% for the six months ended June 30, 2018, primarily due to current year excess tax benefits from stock compensation compared to prior year excess tax deficits from stock compensation and a favorable reduction in non-deductible employee meals, partially offset by non-deductible reserves related to legal proceedings.

9. Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. Our leases generally have remaining terms of 1-20 years and most include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years.

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

Some of our leases include rent escalations based on inflation indexes and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales, generally in excess of a stipulated amount. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental balance sheet information related to leases was as follows:

		June 30,
Operating Leases	Classification	2019
Right-of-use assets	Operating lease assets	$2,370,710

Current lease liabilities	Current operating lease liabilities	161,253
Non-current lease liabilities	Long-term operating lease liabilities	2,534,769
Total lease liabilities		$2,696,022

June 30,
2019
Weighted average remaining lease term (years)	13.4
Weighted average discount rate	5.31%

The components of lease cost were as follows:

		Three months ended	Six months ended
		June 30,	June 30,
	Classification	2019	2019
Operating lease cost	Occupancy, General and administrative expenses and Pre-opening costs	$74,701	$151,506
Short-term lease cost	Other operating costs	737	1,474
Variable lease cost	Occupancy	9,276	18,380
Sublease income	General and administrative expenses	(909)	(1,675)
Total lease cost		$83,805	$169,685

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2019	2019
Cash paid for operating lease liabilities	$73,572	$145,404
Operating lease assets obtained in exchange for operating lease liabilities(1)	64,807	2,466,046

(1) Amounts for the six months ended June 30, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2. "Recent Accounting Standards".

Maturities of lease liabilities were as follows as of June 30, 2019:

Operating Leases
Remainder of 2019	$122,750
2020	300,235
2021	297,968
2022	297,663
2023	293,305
Thereafter	2,517,991
Total lease payments	3,829,912
Less: imputed interest	1,133,890
Present value of lease liabilities	$2,696,022

As of June 30, 2019, the operating lease liability includes $2,085,168 related to options to extend lease terms that are reasonably certain of being exercised and exclude approximately $137,000 of legally binding minimum lease payments for leases signed but not yet commenced and $9,704 of future sublease income.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of December 31, 2018:

Operating Leases
2019	$294,191
2020	296,579
2021	294,941
2022	295,290
2023	290,980
Thereafter	2,478,397
Total minimum lease payments	$3,950,378

As of December 31, 2018, maturities of lease liabilities have not been reduced by minimum sublease income of $11,790 due in the future under our subleases. As of December 31, 2018, we have $90,484 of legally binding minimum lease payments related to restaurant leases that have not yet commenced.

We have six sale and leaseback transactions, which do not qualify for sale leaseback accounting due to fixed price renewal options prohibiting sale accounting. These transactions are accounted for under the financing method. Under the financing method, the assets remain on the condensed consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $2,263 and $2,390 as of June 30, 2019 and December 31, 2018, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities on the condensed consolidated balance sheet.

10. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$91,028	$46,884	$179,160	$106,330
Shares:
Weighted-average number of common shares outstanding	27,720	27,819	27,708	27,865
Dilutive stock awards	580	116	501	77
Diluted weighted-average number of common shares outstanding	28,300	27,935	28,209	27,942
Basic earnings per share	$3.28	$1.69	$6.47	$3.82
Diluted earnings per share	$3.22	$1.68	$6.35	$3.81

 The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock awards subject to performance conditions	84	108	83	100
Stock awards that were antidilutive	175	2,061	259	2,144
Total stock awards excluded from diluted earnings per share	259	2,169	342	2,244

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

Data Security Litigation

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

As a result of this incident, several lawsuits were filed alleging, among other things, that we negligently failed to provide adequate security to protect the payment card information of the plaintiff and other similarly situated customers. These lawsuits were consolidated into one action captioned Todd Gordon, et. al. v. Chipotle Mexican Grill, Inc., which was pending in the United States District court. In March 2019, we reached an agreement to settle the consolidated action captioned Todd Gordon, et. al. v. Chipotle Mexican Grill, Inc., which was pending in the United States District Court for the District of Colorado. The court has granted preliminary approval of the settlement and the claims notification and administration process has commenced. We do not expect that the settlement will exceed applicable insurance coverages or will have a material financial impact on us, although the total liabilities arising from the settlement will be dependent in part on the number of claims filed, and may exceed our expectations and applicable insurance coverage.

As of June 30, 2019, we had a balance of $21,383 for loss contingencies on the condensed consolidated balance sheet, which is included in the accrued liabilities line item.  We ultimately may be subject to liabilities greater or less than the amount accrued.

Other Legal Proceedings

Receipt of Grand Jury Subpoenas

On January 28, 2016, we were served with a Federal Grand Jury Subpoena from the U.S. District Court for the Central District of California in connection with an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations. The subpoena required the production of documents and information related to company-wide food safety matters dating back to January 1, 2013.  Since then we have received additional subpoenas requesting information related to illness incidents associated with several of our restaurants, and we may receive additional subpoenas in the future related to illness incidents at these or other restaurants. We have cooperated and intend to continue to cooperate in the investigation.

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

We intend to continue vigorously defending the Ong case through any further appeals made by the plaintiff, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from either of this case.

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

Accrual for Estimated Liability

For the three months ended June 30, 2019, we accrued $19,943 for loss contingencies, which includes a reserve for the Grand Jury Subpoenas.  Excluding the accrual for the Data Security Incident described above, we had a balance of $29,333 on the condensed consolidated balance sheet as of June 30, 2019, which is included in the accrued liabilities line item.  We ultimately may be subject to liabilities greater or less than the amount accrued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including projections of our expected comparable restaurant sales increases for 2019, estimates of restructuring-related costs, projected restaurant closures and the resulting financial impacts, and projected new restaurant openings for 2019, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2018, as updated in other reports filed subsequently with the SEC.

Overview

As of June 30, 2019, we operated 2,482 Chipotle restaurants throughout the United States as well as 39 international Chipotle restaurants. We are committed to making our food more accessible to everyone while continuing to be a brand with a demonstrated purpose. Steve Ells, our founder and executive chairman, first opened Chipotle with a single restaurant in Denver, Colorado in 1993.

2019 Highlights

Sales Trends. Average restaurant sales were $2.1 million as of June 30, 2019, an increase from $2.0 million as of June 30, 2018. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

Comparable restaurant sales increased 10.0% for the six months ended June 30, 2019, including the adverse impact of 0.3% from deferred revenue associated with the new Chipotle Rewards loyalty program. We expect full year 2019 comparable restaurant sales increases to be in the high single digits, including the impact of revenue deferral associated with Chipotle Rewards. Comparable restaurant sales represent the change in period-over-period sales for restaurants in operation for at least 13 full calendar months.

We continue to invest in improving our digital platforms and equipping select restaurants with an upgraded second make line dedicated to fulfilling out-of-restaurant orders. Sales from out-of-restaurant orders increased 740 basis points to 17.1% of revenue during the six months ended June 30, 2019, an increase from 9.7% of revenue during the six months ended June 30, 2018.

Restaurant Operating Costs. Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue decreased 130 basis points to 79.1% in the six months ended June 30, 2019, as compared to 80.4% in the six months ended June 30, 2018. The decrease was primarily due to sales leverage from comparable restaurant sales increases.

Corporate Restructuring. During 2018, we opened a new headquarters office in Newport Beach, California, consolidated certain corporate administrative functions into our existing office in Columbus, Ohio, closed a corporate office in New York, New York, and commenced the closure of our previous headquarters office in Denver, Colorado. All affected employees were either offered an opportunity to continue in the new organization or were offered a severance package. We expect to incur corporate restructuring costs, including costs already incurred, aggregating approximately $53 million to $58 million including (i) employee severance and other employee transition costs of approximately $10 million to $11 million; (ii) recruitment and relocation costs of approximately $14 million to $15 million; (iii) operating lease impairment and other office closure costs of approximately $18 million to $20 million; and (iv) third-party and other costs of approximately $11 million to $12 million. We recognized a total of $9.6 million during the six months ended June 30, 2019, and $52 million in total since the restructuring activities commenced in 2018. We expect to incur additional restructuring charges of $1 million to $6 million during the remainder of 2019. For additional information, please see Note 5. “Corporate Restructuring Costs” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements.”

Planned Restaurant Closures. In June 2018, we announced planned restaurant closures of approximately 55 to 65 restaurants beginning in the second quarter of 2018 and continuing over the next several quarters. As a result, we expect to incur total restaurant exits costs aggregating approximately $37.0 million to $43.0 million, of which $36.3 million have been incurred to date. We have closed 48 Chipotle restaurants and five Pizzeria Locale restaurants in connection with this initiative since the initiative commenced in 2018.

Restaurant Development. We opened 20 new restaurants and closed one Chipotle restaurant during the three months ended June 30, 2019, and opened 35 new restaurants and closed three restaurants during the six months ended June 30, 2019. For the full year 2019 we expect to open approximately 140 to 155 new restaurants.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning of period	2,504	2,441	2,491	2,408
Openings	20	34	35	69
Chipotle closures	(1)	(3)	(3)	(5)
Pizzeria Locale closures	-	(5)	-	(5)
Total restaurants at end of period	2,523	2,467	2,523	2,467

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section.

Revenue

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Revenue	$1,434.2	$1,266.5	13.2%	$2,742.4	$2,414.9	13.6%
Average restaurant sales	$2.1	$2.0	7.6%	$2.1	$2.0	7.6%
Comparable restaurant sales increases	10.0%	3.3%		10.0%	2.8%

Restaurant sales increased for the three and six months ended June 30, 2019, primarily due to comparable restaurant sales increases of $114.0 million and $217.2 million, respectively, and revenue from restaurants not yet in the comparable base of $53.7 million and $110.4 million, respectively, of which $43.4 million and $96.1 million was attributable to restaurants opened in 2018.

For the three months ended June 30, 2019, comparable restaurant sales increased 10.0% as a result of a 6.5% increase in comparable restaurant transactions and a 3.5% increase in the average check, which includes a benefit from menu price increases that were implemented during 2018.

For the six months ended June 30, 2019, comparable restaurant sales increased 10.0% as a result of a 6.1% increase in comparable restaurant transactions and a 3.9% increase in the average check, which includes a benefit from menu price increases that were implemented during 2018.

Food, Beverage and Packaging Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$483.3	$413.1	17.0%	$904.7	$785.0	15.2%
As a percentage of revenue	33.7%	32.6%	1.1%	33.0%	32.5%	0.5%

Food, beverage and packaging costs increased as a percentage of revenue for the three and six months ended June 30, 2019, primarily due to the increased cost of avocados, partially offset by the benefit of menu price increases nationwide at the end of 2018.

Labor Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Labor costs	$368.1	$341.8	7.7%	$716.9	$660.7	8.5%
As a percentage of revenue	25.7%	27.0%	(1.3%)	26.1%	27.4%	(1.2%)

Labor costs decreased as a percentage of revenue for the three and six months ended June 30, 2019, primarily due to sales leverage, and to a lesser extent lower unemployment expense, partially offset by wage inflation.

Occupancy Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$89.9	$86.8	3.6%	$178.7	$172.0	3.9%
As a percentage of revenue	6.3%	6.9%	(0.6%)	6.5%	7.1%	(0.6%)

Occupancy costs decreased as a percentage of revenue for the three and six months ended June 30, 2019, primarily due to sales leverage on a partially fixed-cost base.

Other Operating Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$193.3	$175.2	10.4%	$368.1	$323.2	13.9%
As a percentage of revenue	13.5%	13.8%	(0.3%)	13.4%	13.4%	-

Other operating costs include, among other items, marketing and promotional costs, bank and credit card fees, restaurant utilities and maintenance costs. Other operating costs decreased and remained flat as a percentage of revenue for the three and six months ended June 30, 2019, primarily due to sales leverage and elevated spend on repairs and maintenance in the comparative 2018 period, partially offset by increased delivery expense associated with increased delivery sales and increased marketing and promotional expense.

General and Administrative Expenses

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
General and administrative expense	$121.4	$85.2	42.6%	$224.1	$162.2	38.1%
As a percentage of revenue	8.5%	6.7%	1.8%	8.2%	6.7%	1.5%

General and administrative expenses increased in dollar terms for the three months ended June 30, 2019, primarily due to the following:  a $16.5 million increase in estimated loss contingencies for legal proceedings, most of which relates to older cases and includes an estimate for the previously disclosed government investigation that has been on-going for nearly four years; a $10.5 million increase in stock-based compensation expense, which includes increased expense for performance shares in the current year and a reduction in expense associated with the corporate restructuring in the prior year, and a $4.9 million increase in wage expense which includes increased expense for performance bonuses in the current year.

General and administrative expenses increased in dollar terms for the six months ended June 30, 2019, primarily due to the following:  an $18.5 million increase in stock-based compensation expense, which includes increased expense associated with performance shares in the current year and a reduction in expense associated with the corporate restructuring in the prior year; a $17.2 million increase in estimated loss contingencies for legal proceedings, most of which relates to older cases, including an estimate for the previously disclosed government investigation that has been on-going for nearly four years; a $12.4 million increase in wage and payroll tax expense, which includes increased expense for performance bonuses and increased payroll tax expense from stock compensation; an $8.3 million increase in outside services; and a $4 million increase in recruitment and relocation related to the corporate restructuring.

Depreciation and Amortization

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$51.6	$49.2	5.0%	$105.4	$96.1	9.7%
As a percentage of revenue	3.6%	3.9%	(0.3%)	3.8%	4.0%	(0.1%)

Depreciation and amortization decreased slightly as a percent of revenue for the three and six months ended June 30, 2019, as sales leverage was partially offset by an increase in depreciation expense from multiple administrative offices with short-term leases, new stores in the base, and new projects such as the installation of second make lines.

Impairment, Closure Costs, and Asset Disposals

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$4.5	$45.3	(90.1%)	$11.4	$50.2	(77.2%)
As a percentage of revenue	0.3%	3.6%	(3.3%)	0.4%	2.1%	(1.7%)

Impairment, closure costs and asset disposals decreased in during the three and six months ended June 30, 2019, primarily as a result of elevated impairment in the comparable period 2018 due to the planned closures of underperforming restaurants, the write down of a large portion of the associated long-lived asset values, as well as lease termination costs and impairment related to office closures.

Provision for Income Taxes

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$32.9	$23.4	40.8%	$58.1	$58.2	(0.1%)
Effective tax rate	26.6%	33.3%	(6.7%)	24.5%	35.4%	(10.9%)

The effective income tax rate decreased for the three and six months ended June 30, 2019, when compared to 2018, primarily due to current year excess tax benefits from stock compensation and a favorable reduction in non-deductible employee meals partially offset by non-deductible reserves related to legal proceedings and prior year excess tax deficits that occurred during the three months ended March 31, 2018.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of June 30, 2019, we had a cash and short-term investment balance of $717.8 million that we expect to utilize, along with cash flow from operations to provide capital in support of the growth of our business and to invest in, maintain, and refurbish our existing restaurants, to repurchase additional shares of our common stock subject to market conditions, and for general corporate purposes. As of June 30, 2019, $46.6 million remained available for repurchases of shares of our common stock under previously announced repurchase authorizations. On July 23, 2019, we announced that our Board of Directors authorized the expenditure of an additional $100,000 to repurchase shares of our common stock. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2019, we had $677.8 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and $10.7 million in accounts with an earnings credit we classify as interest and other income, which combined earned a weighted-average interest rate of 2.35%.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2019, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11. “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2019.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April		24,123	$700.28	24,123	$88,175,144
	Purchased 4/1 through 4/30
May		32,195	$695.55	32,195	$65,781,965
	Purchased 5/1 through 5/31
June		26,886	$713.87	26,886	$46,588,816
	Purchased 6/1 through 6/30
Total		83,204	$702.84	83,204	$46,588,816

(1)Shares were repurchased pursuant to repurchase programs announced on April 25, 2018 and February 6, 2019.

(2)This column does not include an additional $100 million in authorized repurchases announced on July 23, 2019. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. There is no expiration date for this program, and the authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or our Board of Directors have determined to discontinue such repurchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1	Change in Control Severance Plan, effective June 1, 2019	-	-	-	-	X
10.2	Form of Participation Agreement for Change in Control Severance Plan	-	-	-	-	X
31.1	Certification of Chief Executive Office of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101

The following financial statements, formatted in iXBRL: (i) Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statement of Income for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to the Condensed Consolidated Financial Statements

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

Date: July 23, 2019