Form 10-Q
period 2019-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2019-10-23
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Registrant’s telephone number, including area code: (949) 524-4000

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

As of October 18, 2019, there were 27,795,204 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Chipotle Mexican Grill, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$386,565	$249,953
Accounts receivable, net of allowance for doubtful accounts of $81 and $0 as of September 30, 2019 and December 31, 2018, respectively	49,489	62,312
Inventory	23,871	21,555
Prepaid expenses and other current assets	62,211	54,129
Income tax receivable	3,824	-
Investments	428,796	426,845
Total current assets	954,756	814,794
Leasehold improvements, property and equipment, net	1,425,446	1,379,254
Restricted cash	28,697	30,199
Operating lease assets	2,479,464	-
Deferred income tax assets	9,634	-
Other assets	18,001	19,332
Goodwill	21,939	21,939
Total assets	$4,937,937	$2,265,518
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$118,483	$113,071
Accrued payroll and benefits	145,766	113,467
Accrued liabilities	141,159	147,849
Unearned revenue	61,809	70,474
Current operating lease liabilities	166,802	-
Income tax payable	-	5,129
Total current liabilities	634,019	449,990
Commitments and contingencies (Note 11)
Deferred rent	-	330,985
Long-term operating lease liabilities	2,642,737	-
Deferred income tax liabilities	-	11,566
Other liabilities	38,734	31,638
Total liabilities	3,315,490	824,179
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 36,320 and 35,973 shares issued as of September 30, 2019 and December 31, 2018, respectively	363	360
Additional paid-in capital	1,439,811	1,374,154
Treasury stock, at cost, 8,519 and 8,276 common shares at September 30, 2019 and December 31, 2018, respectively	(2,660,872)	(2,500,556)
Accumulated other comprehensive loss	(5,887)	(6,236)
Retained earnings	2,849,032	2,573,617
Total shareholders' equity	1,622,447	1,441,339
Total liabilities and shareholders' equity	$4,937,937	$2,265,518

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Income

(unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$1,403,697	$1,225,007	$4,146,145	$3,639,924
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	466,496	409,213	1,371,147	1,194,224
Labor	373,645	332,865	1,090,540	993,570
Occupancy	91,409	86,691	270,102	258,719
Other operating costs	180,259	167,488	548,311	490,728
General and administrative expenses	115,070	109,524	339,136	271,740
Depreciation and amortization	52,206	52,654	157,629	148,762
Pre-opening costs	3,064	2,127	6,122	6,790
Impairment, closure costs, and asset disposals	5,927	6,454	17,356	56,635
Total operating expenses	1,288,076	1,167,016	3,800,343	3,421,168
Income from operations	115,621	57,991	345,802	218,756
Interest and other income, net	4,411	2,493	11,487	6,210
Income before income taxes	120,032	60,484	357,289	224,966
Provision for income taxes	(21,450)	(22,280)	(79,547)	(80,432)
Net income	$98,582	$38,204	$277,742	$144,534
Earnings per share:
Basic	$3.55	$1.37	$10.02	$5.19
Diluted	$3.47	$1.36	$9.83	$5.17
Weighted-average common shares outstanding:
Basic	27,775	27,802	27,730	27,844
Diluted	28,388	28,017	28,268	27,967

Condensed Consolidated Statement of Comprehensive Income

(unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$98,582	$38,204	$277,742	$144,534
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(631)	249	202	(1,199)
Unrealized gain (loss) on available-for-sale securities, net of tax	5	22	147	3
Other comprehensive income (loss), net of income taxes	(626)	271	349	(1,196)
Comprehensive income	$97,956	$38,475	$278,091	$143,338

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

(in thousands)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2017	35,852	$359	$1,305,090	7,826	$(2,334,409)	$2,397,064	$(306)	$(3,353)	$1,364,445
Stock-based compensation	-	-	12,376	-	-	-	-	-	12,376
Stock plan transactions and other	31	-	(228)	-	-	-	-	-	(228)
Acquisition of treasury stock	-	-	-	231	(72,025)	-	-	-	(72,025)
Net income	-	-	-	-	-	59,446	-	-	59,446
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(101)	132	31
Balance, March 31, 2018	35,883	$359	$1,317,238	8,057	$(2,406,434)	$2,456,510	$(407)	$(3,221)	$1,364,045
Stock-based compensation	-	-	11,660	-	-	-	-	-	11,660
Stock plan transactions and other	62	-	(409)	-	-	-	-	-	(409)
Acquisition of treasury stock	-	-	-	76	(28,675)	-	-	-	(28,675)
Net income	-	-	-	-	-	46,884	-	-	46,884
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	82	(1,580)	(1,498)
Balance, June 30, 2018	35,945	$359	$1,328,489	8,133	$(2,435,109)	$2,503,394	$(325)	$(4,801)	$1,392,007
Stock-based compensation	-	-	24,760	-	-	-	-	-	24,760
Stock plan transactions and other	21	1	(178)	-	-	-	-	-	(177)
Acquisition of treasury stock	-	-	-	41	(19,228)	-	-	-	(19,228)
Net income	-	-	-	-	-	38,204	-	-	38,204
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	22	249	271
Balance, September 30, 2018	35,966	$360	$1,353,071	8,174	$(2,454,337)	$2,541,598	$(303)	$(4,552)	$1,435,837

Balance, December 31, 2018	35,973	$360	$1,374,154	8,276	$(2,500,556)	$2,573,617	$(147)	$(6,089)	$1,441,339
Adoption of ASU No. 2016-02, Leases (Topic 842)	-	-	-	-	-	(2,327)	-	-	(2,327)
Stock-based compensation	-	-	19,342	-	-	-	-	-	19,342
Stock plan transactions and other	135	1	(212)	-	-	-	-	-	(211)
Acquisition of treasury stock	-	-	-	110	(62,854)	-	-	-	(62,854)
Net income	-	-	-	-	-	88,132	-	-	88,132
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	100	278	378
Balance, March 31, 2019	36,108	$361	$1,393,284	8,386	$(2,563,410)	$2,659,422	$(47)	$(5,811)	$1,483,799
Stock-based compensation	-	-	21,322	-	-	-	-	-	21,322
Stock plan transactions and other	85	1	(186)	-	-	-	-	-	(185)
Acquisition of treasury stock	-	-	-	83	(58,512)	-	-	-	(58,512)
Net income	-	-	-	-	-	91,028	-	-	91,028
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	42	555	597
Balance, June 30, 2019	36,193	$362	$1,414,420	8,469	$(2,621,922)	$2,750,450	$(5)	$(5,256)	$1,538,049
Stock-based compensation	-	-	25,506	-	-	-	-	-	25,506
Stock plan transactions and other	127	1	(115)	-	-	-	-	-	(114)
Acquisition of treasury stock	-	-	-	50	(38,950)	-	-	-	(38,950)
Net income	-	-	-	-	-	98,582	-	-	98,582
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	5	(631)	(626)
Balance, September 30, 2019	36,320	$363	$1,439,811	8,519	$(2,660,872)	$2,849,032	$-	$(5,887)	$1,622,447

See accompanying notes to condensed consolidated financial statements.

Chipotle Mexican Grill, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2019	2018
Operating activities
Net income	$277,742	$144,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,629	148,762
Amortization of operating lease assets	117,622	-
Deferred income tax (benefit) provision	(15,146)	26,424
Impairment, closure costs, and asset disposals	10,216	56,635
Bad debt allowance	85	116
Stock-based compensation expense	65,657	48,219
Other	(3,044)	(1,933)
Changes in operating assets and liabilities:
Accounts receivable	19,039	13,442
Inventory	(2,312)	1,562
Prepaid expenses and other current assets	(17,514)	(5,041)
Other assets	2,864	1,500
Accounts payable	(4,162)	18,183
Accrued payroll and benefits	30,471	45,146
Accrued liabilities	25,552	13,463
Unearned revenue	(8,665)	(20,517)
Income tax payable/receivable	(8,985)	(12,366)
Deferred rent	-	17,096
Operating lease liabilities	(112,478)	-
Other long-term liabilities	472	(2,728)
Net cash provided by operating activities	535,043	492,497
Investing activities
Purchases of leasehold improvements, property and equipment	(237,965)	(209,999)
Purchases of investments	(328,107)	(297,217)
Maturities of investments	328,448	295,000
Net cash used in investing activities	(237,624)	(212,216)
Financing activities
Acquisition of treasury stock	(151,621)	(116,401)
Tax withholding on share-based compensation awards	(10,420)	(4,627)
Stock plan transactions and other financing activities	(665)	(150)
Net cash used in financing activities	(162,706)	(121,178)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	397	(665)
Net change in cash, cash equivalents, and restricted cash	135,110	158,438
Cash, cash equivalents, and restricted cash at beginning of period	280,152	214,170
Cash, cash equivalents, and restricted cash at end of period	$415,262	$372,608
Supplemental disclosures of cash flow information
Income taxes paid	$103,439	$66,091
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$40,250	$31,063
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$748	$600

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

We develop and operate restaurants that serve a focused menu of burritos, burrito bowls, tacos and salads, made using fresh, high-quality ingredients. As of September 30, 2019, we operated 2,505 Chipotle restaurants throughout the United States as well as 39 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates two Pizzeria Locale restaurants, a fast-casual pizza concept. We manage our operations based on eight regions and have aggregated our operations to one reportable segment.

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

2. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for us in the first quarter of fiscal 2020. We do not expect a material impact on our consolidated statement of income and are still assessing the impact on our consolidated balance sheet.

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

Gift Cards

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

Gift card liability balances are typically highest at the end of each calendar year following increased gift card sales during the holiday season; accordingly, revenue recognized from gift card liability balances is highest in the first quarter of each calendar year. The gift card liability included in unearned revenue on the condensed consolidated balance sheet is $52,008 and $70,474 as of September 30, 2019 and December 31, 2018, respectively.

Revenue from the redemption of gift cards that was included in unearned revenue at the beginning of the year is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue recognized from gift card liability balance at the beginning of the year	$3,556	$3,306	$34,874	$33,835

Chipotle Rewards

During the first quarter of 2019, we launched a national loyalty program called Chipotle Rewards. Eligible customers who enroll in the program generally earn points for every dollar spent. After accumulating a certain number of points, the customer earns a reward that can be redeemed for a free entrée. We may also periodically offer promotions, which provide the customer with the opportunity to earn bonus points or free food vouchers (“Bonus Vouchers”). Earned rewards generally expire one to two months after they are issued, and points generally expire if an account is inactive for a period of six months.

We defer revenue associated with the estimated selling price of points or Bonus Vouchers earned by customers as each point or Bonus Voucher is earned, net of points we do not expect to be redeemed. The estimated selling price of each point or Bonus Voucher earned is based on the estimated value of product for which the reward is expected to be redeemed. Our estimate of points and Bonus Vouchers we expect to be redeemed is based on historical company specific data. The cost associated with rewards and Bonus Vouchers redeemed are included in food, beverage, and packaging expense on our condensed consolidated statement of income.

We recognize loyalty revenue on the condensed consolidated statement of income when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our condensed consolidated balance sheet.

Changes in our Chipotle Rewards liability balance were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Chipotle Rewards liability, beginning balance	$8,577	$-	$-	$-
Revenue deferred	12,354	-	32,081	-
Revenue recognized	(11,130)	-	(22,280)	-
Chipotle Rewards liability, ending balance	$9,801	$-	$9,801	$-

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

Investments, all of which are classified as held-to-maturity, are carried at amortized cost and approximated fair value as of September 30, 2019. We recognize impairment charges when management believes the decline in the fair value of the investment below the carrying value is other-than-temporary. No impairment charges were recognized on our investments for the three and nine months ended September 30, 2019 and 2018.

As of September 30, 2018, we transferred the classification of our investments from available-for-sale to held-to-maturity. As of September 30, 2019, the unrealized holding loss and offsetting discount, created as a result of this reclassification, was fully amortized to interest and other income on the condensed consolidated statement of income.

We also maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value and are included in other assets on the condensed consolidated balance sheet. Fair value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $12,452 and $10,872 as of September 30, 2019, and December 31, 2018, respectively. We record trading gains and losses in general and administrative expenses on the condensed consolidated statement of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

Other than as disclosed in Note 5. “Corporate Restructuring Costs” and Note 9. “Leases” as of September 30, 2019 and December 31, 2018, we had no material non-financial assets or liabilities that were measured using Level 3 inputs.

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

Corporate restructuring costs consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Employee severance and other employee transition costs(1)	$142	$4,100	$1,648	$4,593
Recruitment and relocation costs(1)	1,136	3,188	5,336	3,395
Operating lease asset impairment and other office closure costs(2)	-	(1,076)	1,719	15,223
Third-party and other costs(1)	1,180	2,460	3,218	5,660
Stock-based compensation(1)	-	6,087	134	(339)
Total corporate restructuring costs	$2,458	$14,759	$12,055	$28,532

(1) Recorded in general and administrative expenses on the condensed consolidated statement of income.

(2) Recorded in impairment, closure costs, and asset disposals on the condensed consolidated statement of income.

Changes in our corporate restructuring liabilities which are included in accrued liabilities on the condensed consolidated balance sheet were as follows:

	December 31, 2018	Charges	Payments	September 30, 2019
Employee severance and other employee transition costs	$2,722	$1,648	$(4,370)	$-
Recruitment and relocation costs	224	5,336	(5,490)	70
Third-party and other costs	554	3,218	(3,698)	74
Total restructuring liability	$3,500	$10,202	$(13,558)	$144

6. Shareholders’ Equity

Through September 30, 2019, we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate, authorized expenditures of up to $2,700,000. As of September 30, 2019, $107,662 was available to repurchase shares under the previously announced repurchase authorizations. Shares repurchased are being held in treasury stock until they are reissued or retired at the discretion of the Board of Directors.

During the nine months ended September 30, 2019, 17 shares of common stock at a total cost of $10,420 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

7. Stock-Based Compensation

During the nine months ended September 30, 2019, we granted stock only stock appreciation rights (“SOSARs”) on 199 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $176.08 per share with a weighted-average exercise price of $598.60 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. During the nine months ended September 30, 2019, 1,124 SOSARs were exercised, 27 SOSARs were forfeited, and 50 SOSARs expired.

During the nine months ended September 30, 2019, we granted restricted stock units (“RSUs”) on 25 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $610.96 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. During the nine months ended September 30, 2019, 45 RSUs vested and 14 RSUs were forfeited.

During the nine months ended September 30, 2019, we awarded a total of 46 performance shares (“PSUs”) that are subject to service and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $583.13 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. During the nine months ended September 30, 2019, there were two different PSU awards granted with different terms.

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

During the nine months ended September 30, 2019, 12 PSUs that were subject to service and market conditions were forfeited for failure to meet the specified performance levels or service requirements.

The following table sets forth total stock-based compensation expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation expense	$25,506	$24,760	$66,170	$48,796
Stock-based compensation expense, net of tax	$18,951	$18,161	$49,042	$35,792
Total capitalized stock-based compensation included in net leasehold improvements, property and equipment on the condensed consolidated balance sheet	$170	$186	$513	$577
Excess tax benefit (deficit) on stock-based compensation recognized in provision for income taxes	$8,820	$(181)	$19,518	$(6,155)

.

8. Income Taxes

The effective income tax rate for the three months ended September 30, 2019, was 17.9%, a decrease from 36.8% for the three months ended September 30, 2018, primarily due to excess tax benefits for stock-based compensation, a reduction in non-deductible employee meals, changes in tax position due to legislative guidance, and a non-recurring prior year tax expense attributable to tax reform in the comparable period.

The effective income tax rate for the nine months ended September 30, 2019, was 22.3%, a decrease from 35.8% for the nine months ended September 30, 2018, primarily due to net excess tax benefits for stock-based compensation, a reduction in non-deductible employee meals, changes in tax position due to legislative guidance, and a non-recurring prior year tax expense attributable to tax reform in the comparable period, offset by non-deductible current year reserves related to legal proceedings.

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

Supplemental balance sheet information related to leases was as follows:

		September 30,
Operating Leases	Classification	2019
Right-of-use assets	Operating lease assets	$2,479,464

Current lease liabilities	Current operating lease liabilities	166,802
Non-current lease liabilities	Long-term operating lease liabilities	2,642,737
Total lease liabilities		$2,809,539

September 30,
2019
Weighted average remaining lease term (years)	13.5
Weighted average discount rate	5.24%

The components of lease cost were as follows:

		Three months ended	Nine months ended
		September 30,	September 30,
	Classification	2019	2019
Operating lease cost	Occupancy, General and administrative expenses and Pre-opening costs	$77,483	$228,989
Short-term lease cost	Other operating costs	737	2,211
Variable lease cost	Occupancy	9,429	27,809
Sublease income	General and administrative expenses	(886)	(2,561)
Total lease cost		$86,763	$256,448

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2019	2019
Cash paid for operating lease liabilities	$74,520	$219,924
Operating lease assets obtained in exchange for operating lease liabilities(1)	$153,653	$2,619,699
Derecognition of operating lease assets due to terminations or impairment	$832	$13,985

(1) Amounts for the nine months ended September 30, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2. “Recent Accounting Standards”.

Maturities of lease liabilities were as follows as of September 30, 2019:

Operating Leases
Remainder of 2019	$49,415
2020	308,232
2021	307,929
2022	307,757
2023	303,227
Thereafter	2,694,165
Total lease payments	3,970,725
Less: imputed interest	1,161,186
Present value of lease liabilities	$2,809,539

As of September 30, 2019, the total lease payments includes $2,130,516 related to options to extend lease terms that are reasonably certain of being exercised, and exclude approximately $90,000 of legally binding minimum lease payments for leases signed but not yet commenced and $9,558 of future sublease income.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of December 31, 2018:

Operating Leases
2019	$294,191
2020	296,579
2021	294,941
2022	295,290
2023	290,980
Thereafter	2,478,397
Total minimum lease payments	$3,950,378

As of December 31, 2018, maturities of lease liabilities have not been reduced by minimum sublease income of $11,790 due in the future under our subleases. As of December 31, 2018, we had $90,484 of legally binding minimum lease payments related to restaurant leases that have not yet commenced.

We have six sale and leaseback transactions, which do not qualify for sale leaseback accounting due to fixed price renewal options prohibiting sale accounting. These transactions are accounted for under the financing method. Under the financing method, the assets remain on the condensed consolidated balance sheet and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $2,198 and $2,390 as of September 30, 2019 and December 31, 2018, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities on the condensed consolidated balance sheet.

10. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$98,582	$38,204	$277,742	$144,534
Shares:
Weighted-average number of common shares outstanding	27,775	27,802	27,730	27,844
Dilutive stock awards	613	215	538	123
Diluted weighted-average number of common shares outstanding	28,388	28,017	28,268	27,967
Basic earnings per share	$3.55	$1.37	$10.02	$5.19
Diluted earnings per share	$3.47	$1.36	$9.83	$5.17

 The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock awards subject to performance conditions	84	108	83	103
Stock awards that were antidilutive	17	1,164	178	1,817
Total stock awards excluded from diluted earnings per share	101	1,272	261	1,920

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

As a result of this incident, several lawsuits were filed alleging, among other things, that we negligently failed to provide adequate security to protect the payment card information of the plaintiff and other similarly situated customers. These lawsuits were consolidated into one action captioned Todd Gordon, et. al. v. Chipotle Mexican Grill, Inc., which was pending in the United States District Court for the District of Colorado. In March 2019, we reached an agreement to settle the consolidated Gordon action, and the court has granted preliminary approval of the settlement and the claims notification and administration process has commenced. We do not expect that the settlement will exceed applicable insurance coverages or will have a material financial impact on us, although the total liabilities arising from the settlement will be dependent in part on the number of claims filed, and may exceed our expectations and applicable insurance coverage.

As of September 30, 2019, we had a balance of $21,365 for loss contingencies related to the data security incident on the condensed consolidated balance sheet, which is included in the accrued liabilities line item.  We ultimately may be subject to liabilities greater or less than the amount accrued.

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

Accrual for Estimated Liability

Excluding the accrual for the Data Security Incident described above, we had a balance of $37,293 on the condensed consolidated balance sheet as of September 30, 2019, which is included in the accrued liabilities line item.  We ultimately may be subject to liabilities greater or less than the amount accrued.

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

Overview

As of September 30, 2019, we operated 2,505 Chipotle restaurants throughout the United States as well as 39 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates two Pizzeria Locale restaurants, a fast-casual pizza concept. We are committed to making our food more accessible to everyone while continuing to be a brand with a demonstrated purpose. Steve Ells, our founder and executive chairman, first opened Chipotle with a single restaurant in Denver, Colorado in 1993.

2019 Highlights

Sales Trends. Average restaurant sales were $2.2 million as of September 30, 2019, an increase from $2.0 million as of September 30, 2018. We define average restaurant sales as the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

Comparable restaurant sales increased 10.3% for the nine months ended September 30, 2019, including the adverse impact of 0.2% from deferred revenue associated with the new Chipotle Rewards loyalty program. We expect full year 2019 comparable restaurant sales increases to be in the high single digits, including the impact of revenue deferral associated with Chipotle Rewards. Comparable restaurant sales represent the change in period-over-period sales for restaurants in operation for at least 13 full calendar months.

We continue to invest in improving our digital platforms and equipping select restaurants with an upgraded digital make line dedicated to fulfilling out-of-restaurant orders. Sales from out-of-restaurant orders increased 730 basis points to 17.5% of revenue during the nine months ended September 30, 2019, an increase from 10.2% of revenue during the nine months ended September 30, 2018.

Restaurant Operating Costs. Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue decreased 160 basis points to 79.1% in the nine months ended September 30, 2019, as compared to 80.7% in the nine months ended September 30, 2018. The decrease was primarily due to sales leverage from comparable restaurant sales increases.

Corporate Restructuring. During 2018, we opened a new headquarters office in Newport Beach, California, consolidated certain corporate administrative functions into our existing office in Columbus, Ohio, closed a corporate office in New York, New York, and commenced the closure of our previous headquarters office in Denver, Colorado. All affected employees were either offered an opportunity to continue in the new organization or were offered a severance package. We expect to incur total corporate restructuring costs, including costs already incurred, aggregating approximately $55 million to $60 million including (i) employee severance and other employee transition costs of approximately $10 million to $11 million; (ii) recruitment and relocation costs of approximately $15 million to $16 million; (iii) operating lease impairment and other office closure costs of approximately $18 million to $20 million; and (iv) third-party and other costs of approximately $12 million to $13 million. We recognized a total of $12.1 million during the nine months ended September 30, 2019, and $54.7 million in total since the restructuring activities commenced in 2018. For additional information, please see Note 5. “Corporate Restructuring Costs” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements.”

Planned Restaurant Closures. In June 2018, we announced planned restaurant closures of approximately 55 to 65 restaurants beginning in the second quarter of 2018 and continuing over the next several quarters. As a result, we expect to incur total restaurant exits costs aggregating approximately $37.0 million to $43.0 million, of which $36.5 million has been incurred to date. We have closed 48 Chipotle restaurants and five Pizzeria Locale restaurants in connection with this initiative since the initiative commenced in 2018.

Restaurant Development. We opened 25 new restaurants, closed one, and relocated one restaurant during the three months ended September 30, 2019, and opened 60 new restaurants, closed four restaurants, and relocated one restaurant during the nine months ended September 30, 2019. Based on the early success of Chipotlanes, we shifted our real estate strategy to seek more sites that can accommodate a Chipotlane. Given the longer construction timeline associated with Chipotlanes, a portion of the restaurants originally scheduled to open during the three months ended December 31, 2019 will likely shift to opening during the three months ended March 31, 2020. Due to this shift, we expect to fall at, or slightly below the low end of our 2019 new restaurant opening range of 140 to 155 openings.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning of period	2,523	2,467	2,491	2,408
Openings	25	28	60	97
Chipotle closures	(1)	(32)	(4)	(36)
Chipotle relocations	(1)	-	(1)	(1)
Pizzeria Locale closures	-	-	-	(5)
Total restaurants at end of period	2,546	2,463	2,546	2,463

Results of Operations

Our results of operations as a percentage of revenue and period-over-period changes are discussed in the following section.

Revenue

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Revenue	$1,403.7	$1,225.0	14.6%	$4,146.1	$3,639.9	13.9%
Average restaurant sales	$2.2	$2.0	8.8%	$2.2	$2.0	8.8%
Comparable restaurant sales increases	11.0%			10.3%

Restaurant sales increased for the three and nine months ended September 30, 2019, primarily due to comparable restaurant sales increases of $127.3 million and $344.4 million, respectively, and revenue from restaurants not yet in the comparable base of $51.4 million and $161.8 million, respectively.

For the three months ended September 30, 2019, comparable restaurant sales increased 11.0% as a result of a 7.4% increase in comparable restaurant transactions and a 3.5% increase in the average check, which includes a benefit from menu price increases that were implemented during 2018.

For the nine months ended September 30, 2019, comparable restaurant sales increased 10.3% as a result of a 6.7% increase in comparable restaurant transactions and a 3.8% increase in the average check, which includes a benefit from menu price increases that were implemented during 2018.

Food, Beverage and Packaging Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$466.5	$409.2	14.0%	$1,371.1	$1,194.2	14.8%
As a percentage of revenue	33.2%	33.4%	(0.2%)	33.1%	32.8%	0.3%

Food, beverage and packaging costs decreased as a percentage of revenue for the three months ended September 30, 2019, primarily due to the benefit of menu price increases during 2018, partially offset by increased cost of several ingredients.

Food, beverage and packaging costs increased as a percentage of revenue for the nine months ended September 30, 2019, primarily due to increased cost of several ingredients. The increase was partially offset by the benefit of menu price increases nationwide at the end of 2018 and lower freight expense.

Labor Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Labor costs	$373.6	$332.9	12.3%	$1,090.5	$993.6	9.8%
As a percentage of revenue	26.6%	27.2%	(0.6%)	26.3%	27.3%	(1.0%)

Labor costs decreased as a percentage of revenue for the three and nine months ended September 30, 2019, primarily due to sales leverage, partially offset by wage inflation.

Occupancy Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$91.4	$86.7	5.4%	$270.1	$258.7	4.4%
As a percentage of revenue	6.5%	7.1%	(0.6%)	6.5%	7.1%	(0.6%)

Occupancy costs decreased as a percentage of revenue for the three and nine months ended September 30, 2019, primarily due to sales leverage on a partially fixed-cost base.

Other Operating Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$180.3	$167.5	7.6%	$548.3	$490.7	11.7%
As a percentage of revenue	12.8%	13.7%	(0.9%)	13.2%	13.5%	(0.3%)

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card fees, restaurant utilities and maintenance costs. Other operating costs decreased as a percentage of revenue for the three months ended September 30, 2019, primarily due to sales leverage and reduction in repairs, maintenance and marketing expense, partially offset by increased delivery expense associated with increased delivery sales.

Other operating costs decreased as a percentage of revenue for the nine months ended September 30, 2019, primarily due to sales leverage and reduction in repairs and maintenance expense, partially offset by increased delivery expense associated with increased delivery sales and marketing expense.

General and Administrative Expenses

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
General and administrative expense	$115.1	$109.5	5.1%	$339.1	$271.7	24.8%
As a percentage of revenue	8.2%	8.9%	(0.7%)	8.2%	7.5%	0.7%

General and administrative expenses increased in dollar terms for the three months ended September 30, 2019, primarily due to the following: a $9.0 million increase in estimated loss contingencies due to agreements to settle a number of legal matters; a $10.8 million increase in wage and payroll tax expense, which includes increased expense for performance bonuses and increased payroll tax expense from stock-based compensation; and a $2.2 million increase in outside service expense related to company initiatives to support restaurant growth, including digitizing our restaurant experience; partially offset by a decrease of $10.3 million in conference expense, primarily related to our biennial All Managers’ Conference held in the 2018 comparable period; and a $7.3 million decrease in expense associated with the corporate restructuring in the prior year.

General and administrative expenses increased in dollar terms for the nine months ended September 30, 2019, primarily due to the following:  a $30.8 million increase in estimated loss contingencies for legal proceedings, most of which relates to older cases, including an estimate for the previously disclosed government investigation that has been on-going for nearly four years; a $23.2 million increase in wage and payroll tax expense, which includes increased expense for performance bonuses and increased payroll tax expense from stock-based compensation; a $19.8 million increase in stock-based compensation expense, which includes increased expense associated with performance shares in the current year; and a $10.5 million increase in outside service expense related to company initiatives to support restaurant growth, including digitizing our restaurant experience; partially offset by a $10.0 million decrease in conference expense, primarily associated with our biennial All Managers’ Conference held in the 2018 comparable period; and a $3.5 million decrease in expense associated with the corporate restructuring in the prior year.

Depreciation and Amortization

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$52.2	$52.7	(0.9%)	$157.6	$148.8	6.0%
As a percentage of revenue	3.7%	4.3%	(0.6%)	3.8%	4.1%	(0.3%)

Depreciation and amortization decreased as a percent of revenue for the three and nine months ended September 30, 2019, primarily due to sales leverage.

Impairment, Closure Costs, and Asset Disposals

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$5.9	$6.5	(8.2%)	$17.4	$56.6	(69.4%)
As a percentage of revenue	0.4%	0.5%	(0.1%)	0.4%	1.6%	(1.1%)

Impairment, closure costs and asset disposals decreased in dollar terms in during the three months ended September 30, 2019, primarily due to higher lease termination costs associated with the planned closures of underperforming restaurants in the comparable period 2018, partially offset by an asset impairment in the three months ended September 30, 2019.

Impairment, closure costs and asset disposals decreased in dollar terms in during the nine months ended September 30, 2019, primarily as a result of higher impairment in the comparable period 2018 due to impairment related to office closures, the planned closures of underperforming restaurants, as well as lease termination costs.

Provision for Income Taxes

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	change	2019	2018	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$21.5	$22.3	(3.7%)	$79.5	$80.4	(1.1%)
Effective tax rate	17.9%	36.8%	(19.0%)	22.3%	35.8%	(13.5%)

The effective income tax rate for the three months ended September 30, 2019, was 17.9%, a decrease from 36.8% for the three months ended September 30, 2018, primarily due to excess tax benefits for stock-based compensation, a reduction in non-deductible employee meals, changes in tax position due to legislative guidance, and a non-recurring prior year tax expense attributable to tax reform in the comparable period.

The effective income tax rate for the nine months ended September 30, 2019, was 22.3%, a decrease from 35.8% for the nine months ended September 30, 2018, primarily due to net excess tax benefits for stock-based compensation, a reduction in non-deductible employee meals, changes in tax position due to legislative guidance, and a non-recurring prior year tax expense attributable to tax reform in the comparable period, offset by non-deductible current year reserves related to legal proceedings.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of September 30, 2019, we had a cash and short-term investment balance of $815.4 million that we expect to utilize, along with cash flow from operations to provide capital in support of the growth of our business and to invest in, maintain, and refurbish our existing restaurants, to repurchase additional shares of our common stock subject to market conditions, and for general corporate purposes. As of September 30, 2019, $107.7 million remained available for repurchases of shares of our common stock under previously announced repurchase authorizations. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. We believe that cash from operations, together with our cash and investment balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements or obligations.

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

Except as disclosed in Note 2. “Recent Accounting Standards” and Note 9. “Leases”, pertaining to the adoption of Topic 842, there have been no significant changes to our critical accounting estimates as described in our annual report on Form 10-K for the year ended December 31, 2018.

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

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2019, we had $798.9 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and $16.4 million in accounts with an earnings credit we classify as interest and other income, which combined earned a weighted-average interest rate of 2.16%.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2019, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11. “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2019.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July		25,574	$754.43	25,574	$127,295,006
	Purchased 7/1 through 7/31
August		13,305	$809.27	13,305	$116,527,637
	Purchased 8/1 through 8/31
September		10,861	$816.28	10,861	$107,661,994
	Purchased 9/1 through 9/30
Total		49,740	$782.61	49,740	$107,661,994

(1)Shares were repurchased pursuant to repurchase programs announced on February 6, 2019.

(2)This column includes an additional $100 million in authorized repurchases announced on July 23, 2019. There is no expiration date for this program, and the authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or our Board of Directors have determined to discontinue such repurchases.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Office of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

Test

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: October 22, 2019