Form 10-Q
period 2020-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2020-04-29
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

As of April 24, 2020, there were 27,890,741 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$500,315	$480,626
Accounts receivable, net	63,461	80,545
Inventory	23,335	26,096
Prepaid expenses and other current assets	50,781	57,076
Income tax receivable	56,631	27,705
Investments	380,978	400,156
Total current assets	1,075,501	1,072,204
Leasehold improvements, property and equipment, net	1,465,666	1,458,690
Restricted cash	27,956	27,855
Operating lease assets	2,591,416	2,505,466
Other assets	24,010	18,450
Goodwill	21,939	21,939
Total assets	$5,206,488	$5,104,604
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$130,423	$115,816
Accrued payroll and benefits	132,273	126,600
Accrued liabilities	147,242	155,843
Unearned revenue	77,499	95,195
Current operating lease liabilities	178,358	173,139
Total current liabilities	665,795	666,593
Commitments and contingencies (Note 10)
Long-term operating lease liabilities	2,764,778	2,678,374
Deferred income tax liabilities	64,851	37,814
Other liabilities	39,044	38,797
Total liabilities	3,534,468	3,421,578
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 36,517 and 36,323 shares issued as of March 31, 2020 and December 31, 2019, respectively	365	363
Additional paid-in capital	1,483,224	1,465,697
Treasury stock, at cost, 8,702 and 8,568 common shares as of March 31, 2020 and December 31, 2019, respectively	(2,801,150)	(2,699,119)
Accumulated other comprehensive loss	(7,204)	(5,363)
Retained earnings	2,996,785	2,921,448
Total shareholders' equity	1,672,020	1,683,026
Total liabilities and shareholders' equity	$5,206,488	$5,104,604

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2020	2019
Revenue	$1,410,772	$1,308,217
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	462,299	421,367
Labor	393,565	348,842
Occupancy	95,279	88,770
Other operating costs	210,762	174,743
General and administrative expenses	106,470	102,671
Depreciation and amortization	58,374	53,781
Pre-opening costs	3,566	940
Impairment, closure costs, and asset disposals	9,336	6,942
Total operating expenses	1,339,651	1,198,056
Income from operations	71,121	110,161
Interest and other income, net	2,743	3,129
Income before income taxes	73,864	113,290
Benefit (provision) for income taxes	2,524	(25,158)
Net income	$76,388	$88,132
Earnings per share:
Basic	$2.75	$3.18
Diluted	$2.70	$3.13
Weighted-average common shares outstanding:
Basic	27,792	27,696
Diluted	28,323	28,118

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2020	2019
Net income	$76,388	$88,132
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(1,841)	278
Unrealized gain on available-for-sale securities, net of income taxes	-	100
Other comprehensive income (loss), net of income taxes	(1,841)	378
Comprehensive income	$74,547	$88,510

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2018	35,973	$360	$1,374,154	8,276	$(2,500,556)	$2,573,617	$(147)	$(6,089)	$1,441,339
Adoption of ASU No. 2016-02, Leases (Topic 842)	-	-	-	-	-	(2,327)	-	-	(2,327)
Stock-based compensation	-	-	19,342	-	-	-	-	-	19,342
Stock plan transactions and other	135	1	(212)	-	-	-	-	-	(211)
Acquisition of treasury stock	-	-	-	110	(62,854)	-	-	-	(62,854)
Net income	-	-	-	-	-	88,132	-	-	88,132
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	100	278	378
Balance, March 31, 2019	36,108	$361	$1,393,284	8,386	$(2,563,410)	$2,659,422	$(47)	$(5,811)	$1,483,799

Balance, December 31, 2019	36,323	$363	$1,465,697	8,568	$(2,699,119)	$2,921,448	$-	$(5,363)	$1,683,026
Adoption of ASU No. 2016-13, Financial Instrument-Credit Losses (Topic 326)	-	-	-	-	-	(1,051)	-	-	(1,051)
Stock-based compensation	-	-	17,708	-	-	-	-	-	17,708
Stock plan transactions and other	194	2	(181)	-	-	-	-	-	(179)
Acquisition of treasury stock	-	-	-	134	(102,031)	-	-	-	(102,031)
Net income	-	-	-	-	-	76,388	-	-	76,388
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	-	(1,841)	(1,841)
Balance, March 31, 2020	36,517	$365	$1,483,224	8,702	$(2,801,150)	$2,996,785	$-	$(7,204)	$1,672,020

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Operating activities
Net income	$76,388	$88,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,374	53,781
Amortization of operating lease assets	42,961	38,105
Deferred income tax provision	27,343	1,772
Impairment, closure costs, and asset disposals	8,805	4,085
Provision for credit losses	(90)	206
Stock-based compensation expense	17,395	19,154
Other	707	(1,269)
Changes in operating assets and liabilities:
Accounts receivable	25,967	15,946
Inventory	2,734	2,781
Prepaid expenses and other current assets	(4,158)	(3,712)
Other assets	(5,133)	242
Accounts payable	20,245	(4,256)
Accrued payroll and benefits	5,839	5,853
Accrued liabilities	(9,389)	(4,773)
Unearned revenue	(15,924)	(13,386)
Income tax payable/receivable	(29,179)	16,054
Operating lease liabilities	(40,918)	(36,492)
Other long-term liabilities	104	358
Net cash provided by operating activities	182,071	182,581
Investing activities
Purchases of leasehold improvements, property and equipment	(77,653)	(64,226)
Purchases of investments	(80,746)	(89,111)
Maturities of investments	99,037	60,000
Net cash used in investing activities	(59,362)	(93,337)
Financing activities
Acquisition of treasury stock	(54,401)	(52,886)
Tax withholding on stock-based compensation awards	(47,630)	(10,368)
Stock plan transactions and other financing activities	(69)	(277)
Net cash used in financing activities	(102,100)	(63,531)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(819)	178
Net change in cash, cash equivalents, and restricted cash	19,790	25,891
Cash, cash equivalents, and restricted cash at beginning of period	508,481	280,152
Cash, cash equivalents, and restricted cash at end of period	$528,271	$306,043
Supplemental disclosures of cash flow information
Income taxes paid (refunded)	$(14)	$7,361
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$33,757	$22,386
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$-	$1,600

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

(unaudited)

1. Basis of Presentation and Update to Accounting Policy

In this quarterly report on Form 10-Q, Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries, is collectively referred to as “Chipotle,” “we,” “us,” or “our.”

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, tacos and salads, made using fresh, high-quality ingredients. As of March 31, 2020, we operated 2,595 Chipotle restaurants throughout the United States as well as 40 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates three Pizzeria Locale restaurants, a fast-casual pizza concept. We manage our operations based on eight regions and have aggregated our operations to one reportable segment.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

Updates to Significant Accounting Policies

On January 1, 2020 we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, along with related clarifications and improvements. As a result, we updated our significant accounting policies for the measurement of credit losses below. Refer to Note 2. “Recent Accounting Standards” for information related to the impact of the adoption of Topic 326 on our condensed consolidated financial statements.

Allowance for Credit Losses

We closely monitor accounts receivable and held to maturity investment balances and estimate the allowance for credit losses. Our estimate is based on historical collection experience, external market data and other factors, including those related to current market conditions and events. Our credit losses associated with accounts receivable and held to maturity investments have not historically been material.

2. Recent Accounting Standards

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which simplifies the accounting for income taxes. ASU 2019-12 is effective for reporting periods beginning after December 15, 2020, and early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements, but do not expect the adoption of ASU 2019-12 will result in a material change to our consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Recently Adopted Accounting Standards

On January 1, 2020 we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, along with related clarifications and improvements. This pronouncement requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted the standard using the modified-retrospective approach as of the effective date and therefore, we have not applied the standard to the comparative periods presented in our condensed consolidated financial statements. The modified-retrospective approach requires an entity to recognize a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which this guidance is effective. As of January 1, 2020, the adoption of this standard resulted in a net increase to the allowance for credit losses of $1,414, a decrease to our deferred income tax liability of $363, and a decrease to retained earnings of $1,051.

On January 1, 2020 we adopted ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. We adopted the standard prospectively on January 1, 2020. Prior to the adoption of ASU 2018-15, we capitalized implementation costs incurred during the application development phase of cloud computing arrangements to leasehold improvements, property and equipment, net on our consolidated balance sheets and have recognized expense over the useful life of the related asset within depreciation and amortization on our condensed consolidated statements of income. Subsequent to the adoption of ASU 2018-15, we capitalize such costs within prepaid expenses and other current assets or other assets on our condensed consolidated balance sheets and recognize expense over the expected contract term within general and administrative expenses or other operating costs on our condensed consolidated statements of income, consistent with where the expense associated with the hosting element of the arrangement are presented. The adoption of ASU 2018-15 did not result in a material change to our condensed consolidated financial statements.

3. Revenue Recognition

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

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	March 31,	December 31,
	2020	2019
Gift card liability	$64,015	$84,611

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended
	March 31,
	2020	2019
Revenue recognized from gift card liability balance at the beginning of the year	$28,070	$24,703

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

We recognize loyalty revenue on the condensed consolidated statements of income when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our condensed consolidated balance sheets.

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended
	March 31,
	2020	2019
Chipotle Rewards liability, beginning balance	$10,584	$-
Revenue deferred	15,217	5,743
Revenue recognized	(12,317)	(2,277)
Chipotle Rewards liability, ending balance	$13,484	$3,466

4. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Our investments consist of U.S. treasury notes with maturities of less than one year. Fair value of investments is measured using Level 1 inputs (quoted prices for identical assets in active markets). We designate the appropriate classification of our investments at the time of purchase based upon the intended holding period.

Investments, all of which are classified as held-to-maturity, are carried at amortized cost. The fair value of these investments exceeded the amortized cost by $2,857 as of March 31, 2020. We recognize a reserve for expected credit losses when lifetime credit losses are expected by management. As of March 31, 2020, our investment portfolio consisted entirely of US Treasury securities for which management has concluded that there is no risk of non-payment. No impairment charges were recognized on our investments for the three months ended March 31, 2020 and 2019.

We also maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value and are included in other assets on the condensed consolidated balance sheets. Fair value of mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $13,279 and $12,811 as of March 31, 2020, and December 31, 2019, respectively. We record trading gains and losses in general and administrative expenses on the condensed consolidated statements of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

5. Shareholders’ Equity

Through March 31, 2020, we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate, authorized expenditures of up to $2,800,000. As of March 31, 2020, $115,018 was available to be repurchased under announced repurchase authorizations. Shares repurchased are being held in treasury stock until they are reissued or retired at the discretion of the Board of Directors.

For the three months ended March 31, 2020, 58 shares of common stock at a total cost of $47,630 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

6. Stock-Based Compensation

For the three months ended March 31, 2020, we granted stock only stock appreciation rights (“SOSARs”) on 106 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $224.58 per share with a weighted-average exercise price of $857.00 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the three months ended March 31, 2020, 149 SOSARs were exercised, and 12 SOSARs were forfeited.

For the three months ended March 31, 2020, we granted restricted stock units (“RSUs”) on 32 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $857.50 per share. The RSUs vest in two equal installments on the second and third anniversary of the grant date. For the three months ended March 31, 2020, 54 RSUs vested and 4 RSUs were forfeited.

For the three months ended March 31, 2020, we awarded a total of 27 performance shares (“PSUs”) that are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $857.00 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3 year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant. For the three months ended March 31, 2020, 71 PSUs vested and 2 PSUs were forfeited.

The following table sets forth total stock-based compensation expense:

	March 31,
	2020	2019
Stock-based compensation	$17,708	$19,342
Stock-based compensation, net of income taxes	$14,505	$14,402
Total capitalized stock-based compensation included in net leasehold improvements, property and equipment on the condensed consolidated balance sheets	$313	$188
Excess tax benefit on stock-based compensation recognized in provision for income taxes	$23,631	$5,434

.

7. Income Taxes

The effective tax rate for the three months ended March 31, 2020, was -3.4%, a decrease from 22.2% for the three months ended March 31, 2019, primarily due to excess tax benefits recognized in connection with stock-based compensation.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Intended to provide economic relief to those impacted by the coronavirus (COVID-19) pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes.

As of March 31, 2020, we have elected to defer the employer-paid portion of social security taxes. Additionally, as a result of the technical amendments made by the CARES Act to QIP, we are presently estimating the acceleration of depreciation expenses. These accelerated tax depreciation expenses of $32,256, in addition to the deferral of employer-paid social security taxes of $830, represent temporary book-to-tax timing differences (i.e., no effective tax rate impact) for income tax purposes and are recorded as components within our deferred income tax liabilities and income tax receivable on the condensed consolidated balance sheets.

We intend to claim the refundable employee retention tax credits provided under the CARES Act, which can be used to offset payroll tax liabilities. We are still estimating the potential benefits that the employee retention tax credits can provide, however we do not expect that they will have a material impact on our financial statements. Further, we are continuing to examine additional impacts that the CARES Act may have on our U.S. business, and we are currently evaluating the potential tax-related incentives offered in Canada, France, Germany and the United Kingdom, where our operations have also been impacted by COVID-19.

8. Leases

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

The components of lease cost were as follows:

		Three months ended	Three months ended
		March 31,	March 31,
	Classification	2020	2019
Operating lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	$81,096	$76,805
Short-term lease cost	Other operating costs	36	737
Variable lease cost	Occupancy	9,156	9,104
Sublease income	General and administrative expenses	(837)	(766)
Total lease cost		$89,451	$85,880

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended	Three months ended
	March 31,	March 31,
	2020	2019
Cash paid for operating lease liabilities	$77,889	$71,832
Operating lease assets obtained in exchange for operating lease liabilities(1)	$136,966	$2,401,239
Derecognition of operating lease assets due to terminations or impairment	$2,007	$10,050

(1) Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of Topic 842 discussed in our annual report on Form 10-K for the year ended December 31, 2019.

9. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended
	March 31,
	2020	2019
Net income	$76,388	$88,132
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	27,792	27,696
Dilutive stock awards	531	422
Weighted-average number of common shares outstanding (for diluted calculation)	28,323	28,118
Basic earnings per share	$2.75	$3.18
Diluted earnings per share	$2.70	$3.13

 The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended
	March 31,
	2020	2019
Stock awards subject to performance conditions	90	81
Stock awards that were antidilutive	103	343
Total stock awards excluded from diluted earnings per share	193	424

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

Litigation

Settlement of DOJ Investigation

On January 28, 2016, we were served with a Federal Grand Jury Subpoena from the U.S. District Court for the Central District of California relating to an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations (collectively, the “DOJ”). The subpoena required the production of documents and information related to company-wide food safety matters dating back to January 1, 2013. On April 21, 2020, we announced that we have signed a Deferred Prosecution Agreement to resolve this investigation. Pursuant to the Agreement, the DOJ has agreed to take no legal action relating to these past incidents for three years provided that Chipotle complies with its obligations under the Agreement, which include paying a $25,000 fine (consisting of a $10,000 payment by June 1, 2020, followed by three separate payments of $5,000 each to be paid every 30 days after the first payment) and enhancing and maintaining our existing comprehensive compliance program, which is designed to ensure that it complies with all applicable federal and state food safety laws.

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

Accrual for Estimated Liability

We had a balance of $45,552 on the condensed consolidated balance sheets as of March 31, 2020, which is included in the accrued liabilities line item. We ultimately may be subject to liabilities greater or less than the amount accrued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations or liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the expected benefit of the CARES Act on our liquidity and the period of time during which our cash and short-term investment will fund our operations are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2019, as updated in this Form 10-Q and other reports filed subsequently with the SEC.

Overview

As of March 31, 2020, we operated 2,595 Chipotle restaurants throughout the United States as well as 40 international Chipotle restaurants and three non-Chipotle restaurants. We are committed to making real food more accessible to everyone while continuing to be a brand with a demonstrated purpose.

First Quarter 2020 Financial Highlights

•Revenue increased 7.8% to $1.4 billion

•Comparable restaurant sales increased 3.3% with a 1.4% decrease in transactions including a 1.3% leap day benefit

•Diluted earnings per share was $2.70, which included restaurant asset impairment, corporate restructuring, and certain other costs of $12.8 million, a 13.7% decrease from $3.13.

Overview of the Impact of COVID-19

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future. In response to COVID-19, we have temporarily closed some restaurants and closed the dining rooms in all our restaurants. All our restaurants that remain open provide only take out, digital order ahead and delivery services. We have been in regular contact with our major suppliers and while to date we have not experienced significant disruptions in our supply chain, we could see future disruptions should the impacts of COVID-19 extend for a considerable amount of time. To support our employees, we have eliminated non-essential travel, implemented work from home for our support centers, significantly expanded employee benefits, increased sanitization of high touch, high traffic areas in our restaurants, provided personal protective equipment for our restaurant employees and increased the frequency of personal hygiene practices. In March 2020 we suspended our stock buyback program and implemented a short-term cash preservation strategy, which is discussed in further detail in the “Liquidity and Capital Resource” section below.

Given the level of volatility and uncertainty surrounding the future impact of COVID-19 on the broader US economy and any specific impact to our business, we have withdrawn our previously issued fiscal 2020 guidance related to comparable restaurant sales growth and new restaurant openings. The analysis that follows provides more specific details about how the COVID-19 outbreak has impacted specific financial statement items.

Sales Trends. Comparable restaurant sales increased 3.3% with a 1.4% decrease in transactions including a 1.3% leap day benefit. Through the end of February 2020, before we experienced the impact of COVID-19, comparable restaurant sales increased 14.4% with 10.7% transactions growth including a 2.1% leap day benefit. Comparable restaurant sales for the month of March 2020 were negatively impacted by COVID-19, resulting in comparable restaurant sales of -16.0%, and decreased to -35.0% for the week ended March 29, 2020.

Digital sales grew 80.8% to $371.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 and represented 26.3% of sales. After our dining rooms closed, we reprioritized our marketing efforts by offering free delivery from March 15, 2020 through at least early May 2020, shifting media spend from live sports to more online and streaming platforms, and announcing a national delivery partnership with Uber Eats. As a result, digital sales for the month of March grew 102.6% year over year and represented 37.6% of sales.

Restaurant Operating Costs. Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue increased 340 basis points to 82.4% for the three months ended March 31, 2020, as compared to 79.0% for the three months ended March 30, 2019. The sudden change to our business due to COVID-19 in March resulted in a short term, outsized impact to labor and food costs. Labor costs were elevated as we accommodated crew needs, shifted hours to support our growing digital business, and made additional employee investments in the form of extra assistance pay and elevated quarterly bonuses. Similarly, our food costs were elevated as we worked to right size food purchases to align with the new sales level. We also stocked our restaurant with additional cleaning and sanitation supplies, gloves, hand sanitizers, masks, and a tamper evident packaging seal for contactless mobile pickup and delivery orders. Prior to these COVID-19 impacts, our restaurant operating costs were 78.2% of revenue through the end of February 2020.

Restaurant Development. We opened 19 new restaurants, closed two restaurants, and relocated one restaurant for the three months ended March 31, 2020. We have nine restaurants set to open and another 49 under construction; however, we have begun to see construction delays and have preemptively delayed groundbreaking on the majority of projects in April 2020. As of March 31, 2020, about 100 restaurants were temporarily closed as a result of COVID-19, mainly inside malls and shopping centers, which includes 21 international restaurants.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended
	March 31,
	2020	2019
Beginning of period	2,622	2,491
Chipotle openings	19	15
Chipotle permanent closures	(2)	(2)
Chipotle relocations	(1)	-
Total restaurants at end of period	2,638	2,504

Results of Operations

Our results of operations as a percentage of revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended
	March 31,		Percentage
	2020	2019	change
	(dollars in millions)
Revenue	$1,410.8	$1,308.2	7.8%
Average restaurant sales	$2.2	$2.0	9.3%
Comparable restaurant sales increases	3.3%	9.9%

Restaurant sales increased for the three months ended March 31, 2020, primarily due to revenue from restaurants not yet in the comparable base of $62.1 million, of which $60.1 million is due to restaurants opened in 2019, and comparable restaurant sales increases of $40.5 million.

Comparable restaurant sales increased 3.3% as a result of a 4.9% increase in average check primarily due to a 2.0% benefit from menu price increases that were implemented, as well as a premium price for carne asada and higher incidents of sides, and a 1.3% benefit from leap day, partially offset by a 1.4% decrease in comparable restaurant transactions.

COVID-19 negatively impacted comparable restaurant sales for the three months ended March 31, 2020, since the dining rooms of our restaurants were closed and many guests across the country are following “stay home” orders. For the two months ended February 29, 2020, comparable restaurant sales were 14.4%, benefiting from 10.7% comparable restaurant transactions. Comparable restaurant sales for the month ended March 31, 2020, were impacted by COVID-19, and were -16.0%. As of March 31, 2020, about 100 restaurants were temporarily closed as a result of COVID-19, mainly inside malls and shopping centers and also includes 21 international restaurants. These closures had a negative 0.3% impact on comparable restaurant sales for the three months ended March 31, 2020.

Food, Beverage and Packaging Costs

	Three months ended
	March 31,		Percentage
	2020	2019	change
	(dollars in millions)
Food, beverage and packaging	$462.3	$421.4	9.7%
As a percentage of revenue	32.8%	32.2%	0.6%

Food, beverage and packaging costs increased as a percentage of revenue for the three months ended March 31, 2020, primarily due to Chipotle Rewards, as well as higher costs of several ingredients including dairy, beef, cilantro, avocados, and beverage, partially offset by the benefit of menu price increases in late 2019 and, to a lesser extent, lower paper costs.

COVID-19 increased food, beverage and packaging costs as a percentage of revenue for the month ended March 31, 2020, as we worked to right size food purchases to align with the new sales level.

Labor Costs

	Three months ended
	March 31,		Percentage
	2020	2019	change
	(dollars in millions)
Labor costs	$393.6	$348.8	12.8%
As a percentage of revenue	27.9%	26.7%	1.2%

Labor costs increased as a percentage of revenue for the three months ended March 31, 2020, primarily due to wage inflation, which includes minimum wage increases, fair work week legislation, and temporary assistance pay for our crew working during COVID-19, as well as normal wage growth, partially offset by sales leverage.

COVID-19 increased labor costs as a percentage of revenue by 0.9% for the three months ended March 31, 2020, as we made additional employee investments in the form of extra assistance pay and elevated quarterly bonuses, and expanded our emergency leave benefits to accommodate those directly affected by COVID-19 and we expect it to continue through May 2020.

Occupancy Costs

	Three months ended
	March 31,		Percentage
	2020	2019	change
	(dollars in millions)
Occupancy costs	$95.3	$88.8	7.3%
As a percentage of revenue	6.8%	6.8%	(0.0%)

Occupancy costs were flat as a percentage of revenue for the three months ended March 31, 2020. The benefit from sales leverage was offset by increased rent expense associated with new stores.

COVID-19 had an immaterial impact on occupancy costs for the three months ended March 31, 2020. We are in discussions with our landlords about rent deferrals and abatements; however, we cannot predict the results of those discussions and the impact on our future occupancy costs.

Other Operating Costs

	Three months ended
	March 31,		Percentage
	2020	2019	change
	(dollars in millions)
Other operating costs	$210.8	$174.7	20.6%
As a percentage of revenue	14.9%	13.4%	1.5%

Other operating costs include, among other items, marketing and promotional costs, bank and credit card processing fees, restaurant utilities and maintenance costs, and delivery expense. Other operating costs increased as a percentage of revenue for the three months ended March 31, 2020, primarily due to an increase in marketing and promotional expense, free delivery promotions starting March 15, 2020, and, to a lesser extent, delivery expense associated with increased delivery sales.

As a result of COVID-19, we are adapting our restaurant operations to the changing environment and are reducing non-essential controllable costs. After we temporarily closed our dining rooms to help control the spread of COVID-19, we reprioritized marketing efforts by offering free delivery beginning March 15, 2020 and expect to continue the offer through at least early May 2020.

General and Administrative Expenses

	Three months ended
	March 31,		Percentage
	2020	2019	change
	(dollars in millions)
General and administrative expense	$106.5	$102.7	3.7%
As a percentage of revenue	7.5%	7.8%	(0.3%)

General and administrative expenses increased in dollar terms for the three months ended March 31, 2020, primarily due to the following: $5.2 million due to severance and stock modification charges associated with the departure of our former Executive Chairman primarily related to the Executive Chairman Agreement he signed in November 2017 when he agreed to transition from his role as CEO to the Executive Chairman role once a new CEO was identified, $4.2 million in outside service expense related to company initiatives to support restaurant growth, including digitizing our restaurant experience, $2.5 million in wage and payroll tax expense, and $1.3 million in other expense. In addition, the prior period included a $4.6 million reduction to an estimated liability associated with the data security incident, which is inflating general and administrative expenses in the current year as compared to the prior year. These increases were partially offset by reductions in the following: $6.6 million in estimated loss contingencies related to a number of legal matters and legal expenses, $4.5 million in performance bonuses and stock-based compensation expense, and $2.9 million in expense associated with the corporate restructuring.

COVID-19 had an immaterial impact on general and administrative expenses costs for the three months ended March 31, 2020. During the quarter we halted all non-essential travel and expenses and will continue to assess additional planned general and administrative investments as we better understand the length and severity of the COVID-19 impacts.

Depreciation and Amortization

	Three months ended
	March 31,		Percentage
	2020	2019	change
	(dollars in millions)
Depreciation and amortization	$58.4	$53.8	8.5%
As a percentage of revenue	4.1%	4.1%	0.0%

Depreciation and amortization were flat as a percentage of revenue for the three months ended March 31, 2020. The benefit from sales leverage was offset by increases in depreciation expense associated with new restaurants, upgrading equipment in our restaurants primarily to support the growth in our digital business, and depreciation associated with our website and mobile app.

Impairment, Closure Costs, and Asset Disposals

	Three months ended
	March 31,		Percentage
	2020	2019	change
	(dollars in millions)
Impairment, closure costs, and asset disposals	$9.3	$6.9	34.5%
As a percentage of revenue	0.7%	0.5%	0.2%

Impairment, closure costs and asset disposals increased in dollar terms for the three months ended March 31, 2020, primarily due to impairments on restaurants and equipment, and to a lesser extent charges related to the replacement of certain kitchen equipment and leasehold improvements.

COVID-19 had a negative impact on our assumptions for future restaurant level cash flows. These changes in assumptions resulted in elevated impairment charges for the three months ended March 31, 2020.

Benefit (Provision) for Income Taxes

	Three months ended
	March 31,		Percentage
	2020	2019	change
	(dollars in millions)
Benefit (provision) for income taxes	$2.5	$(25.2)	(110.0%)
Effective tax rate	(3.4%)	22.2%	(25.6%)

The effective tax rate for the three months ended March 31, 2020, was -3.4%, a decrease from 22.2% for the three months ended March 31, 2019, primarily due to excess tax benefits related to option exercises and equity vesting in the quarter.

We do not expect the CARES Act to have a material impact on our tax rate.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and net income are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as unexpected publicity impacting our business in a positive or negative way, worldwide health pandemics, fluctuations in food or packaging costs, or the timing of menu price increases or promotional activities and other marketing initiatives. The number of trading days in a quarter can also affect our results, although, on an overall annual basis, changes in trading days do not have a significant impact.

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

Liquidity and Capital Resources

Historically, our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of March 31, 2020, we had a cash and short-term investment balance of $881.2 million, excluding restricted cash of $28.0 million. We also expect to see a near term liquidity benefit of about $100 million primarily from deferring social security tax payments and accelerating tax depreciation in previous income tax returns as allowed by the CARES Act. We expect to utilize this, along with cash flow from operations to continue investments in new store construction, remodels for restaurants that do not have a digital make line or Chipotlane and technology. Further, we will be paying the DOJ fine of $25.0 million discussed above in “Commitments and Contingencies” beginning in June 2020.

As sales fell quickly from the impact of COVID-19, we proactively implemented several actions to reduce cash outlays and expenses. As part of our cash preservation strategy, in March 2020 we temporarily suspended our stock buyback program. In our restaurants, we are working to minimize waste, effectively schedule labor hours, and reduce non-essential controllable costs. We are speaking with landlords about rent deferrals and abatements. We halted all non-essential travel and expenses. We are delaying non-essential reinvestments, including deferring all remodels except for those that involve a digital make line or the addition of a Chipotlane. We believe that cash from operations, together with our cash and investment balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. Should our business take longer to recover than we currently anticipate, there are other actions we can take to further conserve liquidity.

We have not required significant working capital because customers pay in full at the time of purchase and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients. In addition, we generally have the right to pay for the purchase of food, beverages and supplies sometime after the receipt of those items, generally within ten days, thereby reducing the need for incremental working capital to support our growth.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no material off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We had no significant changes to our critical accounting estimates as described in our annual report on Form 10-K for the year ended December 31, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 36 months, depending on the outlook for prices of the particular ingredient. In several cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of the COVID-19 outbreak.

Changing Interest Rates

We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2020, we had $801.0 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and $91.6 million in accounts with an earnings credit we classify as interest and other income, which combined earned a weighted-average interest rate of 1.21%.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes for the three months ended March 31, 2020, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

The risk factor below updates the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The novel coronavirus (COVID-19) pandemic has adversely affected and could continue to adversely affect our financial results, operations and outlook for an extended period of time.

The novel coronavirus (COVID-19) pandemic, and restrictions imposed by federal, state and local governments in response to the outbreak, have disrupted and will continue to disrupt our business. In many areas where we operate our restaurants, individuals are being encouraged to practice social distancing, are restricted from gathering in groups and, in some areas, are mandated to “stay home” except for purposes considered essential. In response to the COVID-19 outbreak and government restrictions, we have closed some of our restaurants, closed the dining rooms and are offering only takeout and delivery in all of the restaurants that remain open and have implemented modified work hours in some restaurants. The mobility restrictions, and the sharp and sudden increase in unemployment caused by the closure of businesses in response to the COVID-19 outbreak, have adversely affected and will continue to adversely affect our guest traffic, which adversely impacts our liquidity, financial condition or results of operations. Even after the mobility restrictions are loosened or lifted, guests may still be reluctant to return to in-restaurant dining and the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time into the future.

Our restaurant operations could be further disrupted if a significant number of our employees are unable or unwilling to work, whether because of illness, quarantine, restrictions on travel or fear of contracting COVID-19. Additional restaurant closures or modified hours of operation due to staffing shortages could further materially adversely affecting our liquidity, financial condition or results of operations. In certain areas face coverings for all restaurant employees are required, and to support our employees and protect the health and safety of our employees and guests, we have offered enhanced health and welfare benefits, provided temporary wage increases and bonuses to restaurant employees, and purchased additional sanitation supplies and personal protective materials. These measures have increased our operating costs and adversely affected our liquidity.

The COVID-19 outbreak also may adversely affect the ability of our suppliers to fulfill their obligations to us, which may negatively affect our restaurant operations. These suppliers include third parties that supply and/or prepare our ingredients, packaging and other necessary operating materials, distribution centers, and logistics and transportation services providers. If our suppliers are unable to fulfill their obligations to us, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted.

We have also modified our plans for opening new restaurants and remodeling existing restaurants due to the COVID-19 outbreak. To preserve liquidity, we have delayed new restaurant construction and restaurant remodels that were scheduled to begin during the first half of the year. These changes may materially adversely affect our ability to grow our business, particularly if these construction projects are delayed for a significant amount of time.

As more business and activities have shifted online due to the COVID-19 restrictions on congregating and physical movements, we have seen an increase in cyber security threats and attempts to breach our security networks.

We cannot predict how long the COVID-19 outbreak will last or if it will reoccur, if new government restrictions and mandates will be imposed or how long they will be effective, or how quickly, if at all, guests will return to their pre-COVID-19 purchasing behaviors, so we cannot predict how long our results of operations and financial performance will be adversely impacted.

The COVID-19 outbreak also may have the effect of heightening other risks disclosed in the Risk Factors section included in our Form 10-K filed on February 5, 2020, such as, but not limited to, those related to cybersecurity threats, consumer behavior, consumer perceptions of our brand, supply chain interruptions and labor availability and cost.

If Chipotle violates its Deferred Prosecution Agreement announced on April 21, 2020, it could have an adverse effect on our business and reputation.

On April 21, 2020, we announced that Chipotle had signed a Deferred Prosecution Agreement (the “DPA”), which was filed in the U.S. District Court for the Central District of California, to settle an official criminal investigation conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations (collectively, the “DOJ”), into company-wide food safety matters that occurred in our restaurants dating back to January 1, 2013. Pursuant to the DPA, the DOJ filed a two-count Class A Misdemeanor Information in the United States District Court for the Central District of California charging Chipotle with adulterating and causing food to be adulterated within the meaning of the Federal Food, Drug and Cosmetic Act while such food was held for sale. Under the DPA, Chipotle is required to pay a $25 million fine and enhance and maintain its existing comprehensive compliance program, which is designed to ensure that it complies with all applicable federal and state food safety laws. The DOJ agreed that if Chipotle is in full compliance with all of its obligations under the DPA at the conclusion of the three-year deferred prosecution term, the DOJ will move to dismiss the two-count information filed against Chipotle.

Chipotle operates over 2,600 restaurants and we dedicate substantial resources to our food safety program; however, even with strong preventative controls and interventions, food safety risks cannot be completely eliminated in any restaurant, including as a result of possible failures by restaurant crew or suppliers to follow food safety policies and procedures. If Chipotle is found to have breached the terms of the DPA, the DOJ may elect to prosecute, or bring a civil action against, the company for conduct alleged in the DPA’s Statement of Facts, which could result in additional fines, penalties, and materially adverse impacts on our results of operations and reputation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2020. On March 20, 2020, we temporarily suspended our stock repurchase program.

		Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January		-		$-	-	$169,416,580
	Purchased 1/1 through 1/31
February		28,165	$	$ 866.45	28,165	$145,013,046
	Purchased 2/1 through 2/29
March		48,069	$	$ 624.00	48,069	$115,017,912
	Purchased 3/1 through 3/31
Total		76,234		$713.57	76,234

(1)Shares were repurchased pursuant to repurchase programs announced on July 23, 2019.

(2)This column includes an additional $100 million in authorized repurchases announced on February 4, 2020. There is no expiration date for this program, and the authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or our Board of Directors have determined to discontinue such repurchases.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Office of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
10.1	Amendment No. 1 dated March 5, 2020 to the Executive Chairman Agreement dated November 28, 2017 between Chipotle Mexican Grill, Inc. and Steve Ells	-	-	-	-	X
10.2	Deferred Prosecution Agreement dated April 20, 2020 between Chipotle Mexican Grill, Inc. and the United States Attorney’s Office for the Central District of California and the United States Department of Justice’s Consumer Protection Branch	8-K	001-32731	April 21, 2020	10.1
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

Test

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: April 28, 2020