Form 10-Q
period 2020-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2020-07-29
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 24, 2020, there were 27,967,625 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$605,622	$480,626
Accounts receivable, net	68,006	80,545
Inventory	24,178	26,096
Prepaid expenses and other current assets	53,656	57,076
Income tax receivable	97,840	27,705
Investments	301,041	400,156
Total current assets	1,150,343	1,072,204
Leasehold improvements, property and equipment, net	1,498,048	1,458,690
Restricted cash	27,979	27,855
Operating lease assets	2,634,165	2,505,466
Other assets	37,655	18,450
Goodwill	21,939	21,939
Total assets	$5,370,129	$5,104,604
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$160,523	$115,816
Accrued payroll and benefits	130,306	126,600
Accrued liabilities	146,229	155,843
Unearned revenue	88,924	95,195
Current operating lease liabilities	197,196	173,139
Total current liabilities	723,178	666,593
Commitments and contingencies (Note 10)
Long-term operating lease liabilities	2,809,178	2,678,374
Deferred income tax liabilities	96,502	37,814
Other liabilities	36,775	38,797
Total liabilities	3,665,633	3,421,578
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 36,667 and 36,323 shares issued as of June 30, 2020 and December 31, 2019, respectively	367	363
Additional paid-in capital	1,506,785	1,465,697
Treasury stock, at cost, 8,703 and 8,568 common shares as of June 30, 2020 and December 31, 2019, respectively	(2,801,467)	(2,699,119)
Accumulated other comprehensive loss	(6,149)	(5,363)
Retained earnings	3,004,960	2,921,448
Total shareholders' equity	1,704,496	1,683,026
Total liabilities and shareholders' equity	$5,370,129	$5,104,604

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$1,364,738	$1,434,231	$2,775,510	$2,742,448
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	454,756	483,284	917,055	904,651
Labor	385,266	368,053	778,831	716,895
Occupancy	95,576	89,923	190,855	178,693
Other operating costs	262,378	193,309	473,140	368,052
General and administrative expenses	102,647	121,395	209,117	224,066
Depreciation and amortization	60,024	51,642	118,398	105,423
Pre-opening costs	3,644	2,118	7,210	3,058
Impairment, closure costs, and asset disposals	5,386	4,487	14,722	11,429
Total operating expenses	1,369,677	1,314,211	2,709,328	2,512,267
Income (loss) from operations	(4,939)	120,020	66,182	230,181
Interest and other income, net	623	3,947	3,366	7,076
Income (loss) before income taxes	(4,316)	123,967	69,548	237,257
Benefit (provision) for income taxes	12,491	(32,939)	15,015	(58,097)
Net income	$8,175	$91,028	$84,563	$179,160
Earnings per share:
Basic	$0.29	$3.28	$3.04	$6.47
Diluted	$0.29	$3.22	$2.99	$6.35
Weighted-average common shares outstanding:
Basic	27,911	27,720	27,851	27,708
Diluted	28,333	28,300	28,328	28,209

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$8,175	$91,028	$84,563	$179,160
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	1,055	555	(786)	833
Unrealized gain on available-for-sale securities, net of income taxes	-	42	-	142
Other comprehensive income (loss), net of income taxes	1,055	597	(786)	975
Comprehensive income	$9,230	$91,625	$83,777	$180,135

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2018	35,973	$360	$1,374,154	8,276	$(2,500,556)	$2,573,617	$(147)	$(6,089)	$1,441,339
Adoption of ASU No. 2016-02, Leases (Topic 842)	-	-	-	-	-	(2,327)	-	-	(2,327)
Stock-based compensation	-	-	19,342	-	-	-	-	-	19,342
Stock plan transactions and other	135	1	(212)	-	-	-	-	-	(211)
Acquisition of treasury stock	-	-	-	110	(62,854)	-	-	-	(62,854)
Net income	-	-	-	-	-	88,132	-	-	88,132
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	100	278	378
Balance, March 31, 2019	36,108	$361	$1,393,284	8,386	$(2,563,410)	$2,659,422	$(47)	$(5,811)	$1,483,799
Stock-based compensation	-	-	21,322	-	-	-	-	-	21,322
Stock plan transactions and other	85	1	(186)	-	-	-	-	-	(185)
Acquisition of treasury stock	-	-	-	83	(58,512)	-	-	-	(58,512)
Net income	-	-	-	-	-	91,028	-	-	91,028
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	42	555	597
Balance, June 30, 2019	36,193	$362	$1,414,420	8,469	$(2,621,922)	$2,750,450	$(5)	$(5,256)	$1,538,049

Balance, December 31, 2019	36,323	$363	$1,465,697	8,568	$(2,699,119)	$2,921,448	$-	$(5,363)	$1,683,026
Adoption of ASU No. 2016-13, Financial Instrument-Credit Losses (Topic 326)	-	-	-	-	-	(1,051)	-	-	(1,051)
Stock-based compensation	-	-	17,708	-	-	-	-	-	17,708
Stock plan transactions and other	194	2	(181)	-	-	-	-	-	(179)
Acquisition of treasury stock	-	-	-	134	(102,031)	-	-	-	(102,031)
Net income	-	-	-	-	-	76,388	-	-	76,388
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	-	(1,841)	(1,841)
Balance, March 31, 2020	36,517	$365	$1,483,224	8,702	$(2,801,150)	$2,996,785	$-	$(7,204)	$1,672,020
Stock-based compensation	-	-	23,676	-	-	-	-	-	23,676
Stock plan transactions and other	150	2	(115)	-	-	-	-	-	(113)
Acquisition of treasury stock	-	-	-	1	(317)	-	-	-	(317)
Net income	-	-	-	-	-	8,175	-	-	8,175
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	-	1,055	1,055
Balance, June 30, 2020	36,667	$367	$1,506,785	8,703	$(2,801,467)	$3,004,960	$-	$(6,149)	$1,704,496

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2020	2019
Operating activities
Net income	$84,563	$179,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,398	105,423
Amortization of operating lease assets	88,139	77,438
Deferred income tax provision	55,122	(6,349)
Impairment, closure costs, and asset disposals	13,747	4,944
Provision for credit losses	82	85
Stock-based compensation expense	40,762	40,321
Other	1,670	(2,588)
Changes in operating assets and liabilities:
Accounts receivable	22,598	18,275
Inventory	2,029	421
Prepaid expenses and other current assets	(6,250)	(13,617)
Other assets	(8,574)	2,907
Accounts payable	40,530	(10,319)
Accrued payroll and benefits	3,264	(16,526)
Accrued liabilities	(8,120)	7,659
Unearned revenue	(4,027)	(8,681)
Income tax payable/receivable	(70,119)	(4,593)
Operating lease liabilities	(69,468)	(74,346)
Other long-term liabilities	587	901
Net cash provided by operating activities	304,933	300,515
Investing activities
Purchases of leasehold improvements, property and equipment	(165,455)	(142,002)
Purchases of investments	(101,104)	(208,253)
Maturities of investments	198,578	220,000
Acquisitions of equity method investments	(7,525)	-
Net cash used in investing activities	(75,506)	(130,255)
Financing activities
Acquisition of treasury stock	(54,401)	(111,542)
Tax withholding on stock-based compensation awards	(47,947)	(10,398)
Other financing activities	(1,855)	(510)
Net cash used in financing activities	(104,203)	(122,450)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(104)	494
Net change in cash, cash equivalents, and restricted cash	125,120	48,304
Cash, cash equivalents, and restricted cash at beginning of period	508,481	280,152
Cash, cash equivalents, and restricted cash at end of period	$633,601	$328,456
Supplemental disclosures of cash flow information
Income taxes paid	$657	$69,075
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$41,504	$27,119
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$-	$1,900

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, tacos, and salads, made using fresh, high-quality ingredients. As of June 30, 2020, we operated 2,626 Chipotle restaurants throughout the United States as well as 40 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates three Pizzeria Locale restaurants, a fast-casual pizza concept. We manage our operations based on eight regions and have aggregated our operations to one reportable segment.

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

2. Recent Accounting Standards

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which modifies certain technical guidelines for accounting for income taxes. ASU 2019-12 is effective for reporting periods beginning after December 15, 2020, and early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements, but do not expect the adoption of ASU 2019-12 will result in a material change to our consolidated financial statements.

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

3. Revenue Recognition

Gift Cards

We sell gift cards, which do not have expiration dates and we do not deduct non-usage fees from outstanding gift card balances. Gift card balances are initially recorded as unearned revenue. We recognize revenue from gift cards when the gift card is redeemed by the customer. Historically, the majority of gift cards are redeemed within one year. In addition, based on historical redemption rates, a portion of gift cards are not expected to be redeemed and will be recognized as breakage over time in proportion to gift card redemptions. The breakage rates are based on company and program specific information, including historical redemption patterns, and expected remittance to government agencies under unclaimed property laws, if applicable. We evaluate our breakage rate estimate annually, or more frequently as circumstances warrant, and apply that rate to gift card redemptions. Gift card liability balances are typically highest at the end of each calendar year following increased gift card sales during the holiday season; accordingly, revenue recognized from gift card liability balances is highest in the first quarter of each calendar year.

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	June 30,	December 31,
	2020	2019
Gift card liability	$68,912	$84,611

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue recognized from gift card liability balance at the beginning of the year	$4,064	$6,615	$32,134	$31,318

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

We defer revenue associated with the estimated selling price of points or Bonus Vouchers earned by customers as each point or Bonus Voucher is earned, net of points we do not expect to be redeemed. The estimated selling price of each point or Bonus Voucher earned is based on the estimated value of product for which the reward is expected to be redeemed. Our estimate of points and Bonus Vouchers we expect to be redeemed is based on historical company specific data. The cost associated with rewards and Bonus Vouchers redeemed are included in food, beverage, and packaging expense on our condensed consolidated statements of income.

We recognize loyalty revenue on the condensed consolidated statements of income when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our condensed consolidated balance sheets.

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Chipotle Rewards liability, beginning balance	$13,484	$3,466	$10,584	$-
Revenue deferred	25,226	13,984	40,443	19,727
Revenue recognized	(18,698)	(8,873)	(31,015)	(11,150)
Chipotle Rewards liability, ending balance	$20,012	$8,577	$20,012	$8,577

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

Investments, all of which are classified as held-to-maturity, are carried at amortized cost. The fair value of these investments exceeded the amortized cost by $1,374 as of June 30, 2020. We recognize a reserve for expected credit losses when lifetime credit losses are expected by management. As of June 30, 2020, our investment portfolio consisted entirely of U.S. Treasury securities for which management has concluded that there is no risk of non-payment. No impairment charges were recognized on our investments for the three and six months ended June 30, 2020 and 2019.

We also maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value and are included in other assets on the condensed consolidated balance sheets. Fair value of rabbi trust investments in mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $14,253 and $12,811 as of June 30, 2020, and December 31, 2019, respectively. We record trading gains and losses in general and administrative expenses on the condensed consolidated statements of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, other assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

Equity Method Investment

On April 16, 2020, we acquired approximately 10% of the common stock of a supplier in exchange for cash consideration of $7,500. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. The investment is included within other assets on the condensed consolidated balance sheet as of June 30, 2020.

5. Shareholders’ Equity

Through June 30, 2020, we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate, authorized expenditures of up to $2,800,000. As of June 30, 2020, $115,018 was available to be repurchased under announced repurchase authorizations. Shares repurchased are being held in treasury stock until they are reissued or retired at the discretion of the Board of Directors.

During the six months ended June 30, 2020, 58 shares of common stock at a total cost of $47,947 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

6. Stock-Based Compensation

For the six months ended June 30, 2020, we granted stock only stock appreciation rights (“SOSARs”) on 109 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $225.06 per share with a weighted-average exercise price of $852.68 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the six months ended June 30, 2020, 413 SOSARs were exercised, and 20 SOSARs were forfeited.

For the six months ended June 30, 2020, we granted restricted stock units (“RSUs”) on 35 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $860.88 per share. The RSUs vest in two equal installments on the second and third anniversary of the grant date. For the six months ended June 30, 2020, 58 RSUs vested and 6 RSUs were forfeited.

For the six months ended June 30, 2020, we awarded a total of 27 performance shares (“PSUs”) that are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $853.03 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3 year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant. For the six months ended June 30, 2020, 71 PSUs vested, and 2 PSUs were forfeited.

The following table sets forth total stock-based compensation expense:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation	$23,676	$21,322	$41,384	$40,664
Stock-based compensation, net of income taxes	$20,007	$15,689	$34,512	$30,091
Total capitalized stock-based compensation included in net leasehold improvements, property and equipment on the condensed consolidated balance sheets	$309	$155	$622	$343
Excess tax benefit on stock-based compensation recognized in benefit (provision) for income taxes	$15,708	$5,264	$39,339	$10,698

.

7. Income Taxes

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

As of June 30, 2020, we have elected to defer the employer-paid portion of social security taxes. Additionally, because of the technical amendments made by the CARES Act to QIP, we have refined our estimation of the acceleration of depreciation expenses. These accelerated tax depreciation expenses of $31,754, in addition to the deferral of employer-paid social security taxes of $6,214, represent temporary book-to-tax timing differences (i.e., no effective tax rate impact) for income tax purposes and are recorded as components within our deferred income tax liabilities and income tax receivable on the condensed consolidated balance sheets.

We intend to claim the refundable employee retention tax credits provided under the CARES Act, which can be used to partially offset payroll tax liabilities. As of June 30, 2020, we estimated the benefit of the employee retention tax credit to be $2,294. We are continuing to examine additional impacts that the CARES Act may have on our U.S. business, and we are currently evaluating the potential tax-related incentives offered in Canada, France, Germany and the United Kingdom, where our operations have also been impacted by COVID-19.

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

The components of lease cost were as follows:

		Three months ended		Six months ended
		June 30,		June 30,
	Classification	2020	2019	2020	2019
Operating lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	$82,706	$74,701	$163,802	$151,506
Short-term lease cost	Other operating costs	-	737	36	1,474
Variable lease cost	Occupancy	8,780	9,276	17,936	18,380
Sublease income	General and administrative expenses	(812)	(909)	(1,649)	(1,675)
Total lease cost		$90,674	$83,805	$180,125	$169,685

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash paid for operating lease liabilities	$66,595	$73,572	$144,484	$145,404
Operating lease assets obtained in exchange for operating lease liabilities(1)	$102,113	$64,807	$239,079	$2,466,046
Derecognition of operating lease assets due to terminations or impairment	$12,410	$3,103	$14,417	$13,859

(1) Amounts for the six months ended June 30, 2019 include the transition adjustment for the adoption of Topic 842 discussed in our annual report on Form 10-K for the year ended December 31, 2019.

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the three months ended June 30, 2020, we have received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. We have elected to not account for these rent concessions as lease modifications. The recognition of rent concessions did not have a material impact on our condensed consolidated financial statements as of June 30, 2020.

9. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$8,175	$91,028	$84,563	$179,160
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	27,911	27,720	27,851	27,708
Dilutive stock awards	422	580	477	501
Weighted-average number of common shares outstanding (for diluted calculation)	28,333	28,300	28,328	28,209
Basic earnings per share	$0.29	$3.28	$3.04	$6.47
Diluted earnings per share	$0.29	$3.22	$2.99	$6.35

 The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock awards subject to performance conditions	100	84	95	83
Stock awards that were antidilutive	117	175	110	259
Total stock awards excluded from diluted earnings per share	217	259	205	342

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

Litigation

Settlement of DOJ Investigation

On January 28, 2016, we were served with a Federal Grand Jury Subpoena from the U.S. District of California relating to an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations (collectively, the “DOJ”). The subpoena required the production of documents and information related to company-wide food safety matters dating back to January 1, 2013. On April 21, 2020, we announced that we have signed a Deferred Prosecution Agreement to resolve this investigation. Pursuant to the Agreement, the DOJ has agreed to take no legal action relating to these past incidents for three years provided that Chipotle complies with its obligations under the Agreement, which include payment a $25,000 fine (consisting of a $10,000 payment that was made on June 1, 2020, followed by three separate payments of $5,000 each to be paid every 30 days after the first payment) and enhancing and maintaining our existing comprehensive compliance program which is designed to ensure that it complies with all applicable federal and state food safety laws.

Shareholder Class Action

On January 8, 2016, Susie Ong filed a complaint in the U.S. District Court for the Southern District of New York on behalf of a purported class of purchasers of shares of our common stock between February 4, 2015 and January 5, 2016. The complaint purports to state claims against us, each of the co-Chief Executive Officers serving during the claimed class period and the Chief Financial Officer under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and related rules, based on our alleged failure during the claimed class period to disclose material information about our quality controls and safeguards in relation to consumer and employee health. The complaint asserts that those failures and related public statements were false and misleading and that, as a result, the market price of our stock was artificially inflated during the claimed class period. The complaint seeks damages on behalf of the purported class in an unspecified amount, interest, and an award of reasonable attorneys’ fees, expert fees, and other costs. On March 22, 2018, the court granted our motion to dismiss, with prejudice. On April 20, 2018, the plaintiffs filed a motion for relief from the judgment and seeking leave to file a third amended complaint, and on November 20, 2018, the court denied the motion. On December 20, 2018, the plaintiff initiated an appeal to the U.S. Court of Appeals for the Second Circuit. We intend to continue vigorously defending the case, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from the case.

Miscellaneous

We are involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations and cash flows.

Accrual for Estimated Liability

As of June 30, 2020, we had a balance of $31,385 included within accrued liabilities on the condensed consolidated balance sheets. We ultimately may be subject to liabilities greater or less than the amount accrued.

11. Debt

On May 8, 2020, we entered into a $600,000 revolving credit facility with JPMorgan Chase Bank as administrative agent, which expires on May 7, 2021.  We pay a commitment fee of 0.625% per year for unused amounts under the credit facility.  Interest on borrowings currently bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 1.50%, which may increase due to changes in our total leverage ratio as defined in the credit agreement. Further, we are subject to certain covenants, which include (i) maintaining a total leverage ratio of less than 3.0x, (ii) maintaining a consolidated fixed charge coverage ratio of greater than 1.5x and (iii) limiting us from making investments and capital expenditures in certain circumstances. We had no outstanding borrowings under the credit facility as of June 30, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations or liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the expected benefit of the CARES Act on our liquidity and the period of time during which our cash and short-term investment will fund our operations are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2019, as updated in our Form 10-Q for the quarter ended March 31, 2020 and in other reports filed subsequently with the SEC.

Overview of the Impact of COVID-19

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future. In response to COVID-19, we temporarily closed some restaurants and dining rooms in our restaurants. We continue to follow guidance from health officials in determining the appropriate restrictions to put in place for each restaurant. As of June 30, 2020, the majority of our restaurants have been reopened for dine-in with restrictions, such as social distancing, to ensure the health and safety of our guests and employees. Certain restaurants only offer take-out, digital order ahead and delivery services in accordance with local guidance and regulations. About 30 restaurants remain temporarily closed, mainly inside malls and shopping centers.

We remain in regular contact with our major suppliers and while to date we have not experienced significant disruptions in our supply chain, we could see future disruptions should the impacts of COVID-19 extend for a considerable amount of time. Within our restaurants, we have taken a number of steps to enhance our robust food safety protocols including the creation of the steward role which is focused on sanitization in high-touch and high-traffic areas, providing masks for all employees, and having a tamper evident packaging seal for all digital orders. To support our employees, we have eliminated non-essential travel, implemented work from home for our support centers, and significantly expanded employee benefits. We remain focused on reducing non-essential controllable costs and judiciously spending on return generating projects to preserve liquidity. We did not make any stock buybacks during the second quarter and do not expect to do so until the economic environment stabilizes. Refer to the “Liquidity and Capital Resources” for further detail.

Given the on-going uncertainty surrounding the future impact of COVID-19 on the broader US economy and any specific impact to our company, we are not providing fiscal 2020 guidance related to comparable restaurant sales growth, new restaurant openings, and effective full year tax rate.

Second Quarter 2020 Financial Highlights, which incorporate the impact of COVID-19, year over year:

•Revenue decreased 4.8% to $1.4 billion

•Comparable restaurant sales declined 9.8%

•Diluted earnings per share was $0.29, which included the after-tax impact of restaurant asset impairment and closure costs and corporate restructuring charges of $0.11

Sales Trends. With changes in consumer behavior resulting from COVID-19, we have seen an increase in entrees per transaction, due in part to a shift towards digital group orders. Comparable restaurant sales decreased 9.8% with a 13.7% decrease in comparable entrees and a 3.9% increase in average comparable check. The decrease in comparable restaurant sales was most severe in April 2020, with a 24.4% decrease in year over year comparable restaurant sales. Sales trends improved meaningfully in May and June 2020, with a 7.0% decrease and a 2.0% increase in year over year comparable restaurant sales, respectively.

Digital sales grew 216.3% to $829.3 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and represented 60.7% of sales. Contributing to this result was increased digital awareness via advertising, new delivery partnerships with Uber Eats, growth in Chipotle Rewards, as well as the expansion of our digital capabilities into Canada. These initiatives are attracting new customers and increasing convenient access. Notably, partnering with the major third-party delivery aggregators has led to an increase in orders, a reduction in delivery time and cancellations, and an improvement in overall customer ratings.

Restaurant Operating Costs. Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue increased 870 basis points to 87.8% for the three months ended June 30, 2020, as compared to 79.1% for the three months ended June 30, 2019. The increase in restaurant operating costs as a percentage of revenue was driven primarily by higher delivery expense associated with increased delivery sales, sales deleverage, several temporary investments in our business as a result of COVID-19 including assistance pay, and increased delivery promotions. These increases in expenses were partially offset by lower avocado prices and the benefit from menu price increases in late 2019.

Restaurant Development. We opened 37 new restaurants, including three relocations, and closed three restaurants during the three months ended June 30, 2020. Of the 37 new restaurants, 21 included a drive through format which we call a “Chipotlane.” We recently announced a milestone with the opening of our 100th Chipotlane. The Chipotlane format continues to perform very well and is helping enhance guest access and convenience, as well as increase new restaurant sales, margins, and returns. We remain confident in the long-term opportunity to more than double the number of Chipotle restaurants in the U.S. We believe our strong financial position will allow us to build a robust new unit development pipeline. As a result, we expect to see an acceleration in the number of units opened in 2021.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning of period	2,638	2,504	2,622	2,491
Chipotle openings	37	20	56	35
Chipotle permanent closures	(3)	(1)	(5)	(3)
Chipotle relocations	(3)	-	(4)	-
Total restaurants at end of period	2,669	2,523	2,669	2,523

Results of Operations

Our results of operations as a percentage of revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Revenue	$1,364.7	$1,434.2	(4.8%)	$2,775.5	$2,742.4	1.2%
Average restaurant sales (1)	$2.2	$2.1	5.6%	$2.2	$2.1	5.6%
Comparable restaurant sales increase (decrease)	(9.8%)	10.0%		(3.5%)	10.0%

(1) Average restaurant sales refer to the average trailing 12-month sales for restaurants in operation for at least 12 full calendar months.

Revenue decreased for the three months ended June 30, 2020, compared to June 30, 2019, primarily due to comparable restaurant sales decreases of $144.4 million, partially offset by increases in revenue from restaurants not yet in the comparable base of $74.9 million, of which $57.1 million is due to restaurants opened in 2019.

Revenue increased for the six months ended June 30, 2020, compared to June 30, 2019, primarily due to revenue from restaurants not yet in the comparable base of $137.1 million, of which $117.6 million is due to restaurants opened in 2019, and was partially offset by comparable restaurant sales decreases of $104.0 million.

COVID-19 negatively impacted comparable restaurant sales for the three and six months ended June 30, 2020, due to restrictions put in place for restaurants. Comparable restaurant sales for the months ended April 30, 2020, May 31, 2020, and June 30, 2020 were a 24.4% decrease, a 7.0% decrease, and a 2.0% increase, respectively.

Food, Beverage and Packaging Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$454.8	$483.3	(5.9%)	$917.1	$904.7	1.4%
As a percentage of revenue	33.3%	33.7%	(0.4%)	33.0%	33.0%	0.0%

Food, beverage and packaging costs decreased as a percentage of revenue for the three months ended June 30, 2020 compared to June 30, 2019, primarily due to lower avocado costs, the benefit of menu price increases in late 2019, and to a lesser extent, lower waste, freight, and paper costs. These decreases were partially offset by elevated beef prices and increased incidence of steak, bottled beverages, and burritos.

Food, beverage and packaging costs remained flat as a percentage of revenue for the six months ended June 30, 2020 compared to June 30, 2019, primarily due to the benefit of menu price increases in late 2019, lower avocado costs, and, to a lesser extent, lower paper costs. These decreases were offset by higher costs of several ingredients including beef and dairy; and increased incidence of steak ,bottled beverages, and burritos; as well as free food costs associated with Chipotle Rewards and digital ordering incentives.

COVID-19 increased food, beverage and packaging costs as a percentage of revenue for the three and six months ended June 30, 2020 compared to June 30, 2019, as beef prices were elevated due to COVID-19 related shut down of processing plants, increased incidence of bottled beverages and burritos, and to a lesser extent, increased spoilage due to right sizing food purchases to align with the new sales level.

Labor Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Labor costs	$385.3	$368.1	4.7%	$778.8	$716.9	8.6%
As a percentage of revenue	28.2%	25.7%	2.5%	28.1%	26.1%	2.0%

Labor costs increased as a percentage of revenue for the three and six months ended June 30, 2020 compared to June 30, 2019, primarily due to increased crew wages including temporary assistance pay for our crew working during COVID-19, lower sales, and more managers per store, partially offset by labor efficiencies with the digital make line and closed dining rooms.

COVID-19 increased labor costs as a percentage of revenue for the three and six months ended June 30, 2020 compared to June 30, 2019, by 1.4% and 0.8%, respectively, as we made additional employee investments in the form of assistance pay and expanded our emergency leave benefits to accommodate those directly affected by COVID-19. Our assistance pay program ended June 7, 2020.

Occupancy Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$95.6	$89.9	6.3%	$190.9	$178.7	6.8%
As a percentage of revenue	7.0%	6.3%	0.7%	6.9%	6.5%	0.4%

Occupancy costs increased as a percentage of revenue for the three and six months ended June 30, 2020 compared to June 30, 2019, primarily due to increased rent expense associated with new restaurants and to a lesser extent the impact by change in revenue.

COVID-19 had an immaterial impact on occupancy costs for the three and six months ended June 30, 2020.

Other Operating Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$262.4	$193.3	35.7%	$473.1	$368.1	28.6%
As a percentage of revenue	19.2%	13.5%	5.7%	17.0%	13.4%	3.6%

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, and maintenance costs. Other operating costs increased as a percentage of revenue for the three and six months ended June 30, 2020 compared to June 30, 2019, primarily due to higher delivery expenses associated with increased delivery sales and increased delivery promotions which decreased revenue.

As a result of COVID-19, we are adapting our restaurant operations to the changing environment and are reducing non-essential controllable costs. Sales shifted towards delivery after we temporarily closed our dining rooms to help control the spread of COVID-19. We reprioritized marketing efforts by offering free delivery from March 15, 2020 through May 10, 2020, and discounted delivery beginning May 11, 2020.

General and Administrative Expenses

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
General and administrative expense	$102.6	$121.4	(15.4%)	$209.1	$224.1	(6.7%)
As a percentage of revenue	7.5%	8.5%	(1.0%)	7.5%	8.2%	(0.7%)

General and administrative expenses decreased in dollar terms for the three months ended June 30, 2020 compared to June 30, 2019, primarily due to a reduction in the following: $19.2 million in estimated loss contingencies related to a number of legal matters and legal expenses, $2.4 million in travel expense, and $2.1 million in expense associated with the corporate restructuring. These decreases were partially offset by increases of $2.8 million in outside service expense related to company initiatives to support restaurant growth, including digitizing our restaurant experience and $2.1 million in other expenses.

General and administrative expenses decreased in dollar terms for the six months ended June 30, 2020 compared to June 30, 2019, primarily due to a reduction in the following: $25.8 million in estimated loss contingencies related to a number of legal matters and legal expenses, $5.0 million in expense associated with the corporate restructuring, and $2.0 million in travel expense. These decreases were partially offset by increases of $7.0 million in outside service expense related to company initiatives to support restaurant growth, including digitizing our restaurant experience, $5.2 million due to severance and stock modification charges associated with the departure of our former Executive Chairman, and $1.0 million in other expenses. In addition, the prior period included a $4.6 million reduction to an estimated liability associated with the data security incident, which is inflating general and administrative expenses in the current year as compared to the prior year.

COVID-19 had a minimal impact on general and administrative expenses for the three and six months ended June 30, 2020. We will continue to assess additional planned general and administrative investments as we better understand the length and severity of the COVID-19 impacts.

Depreciation and Amortization

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$60.0	$51.6	16.2%	$118.4	$105.4	12.3%
As a percentage of revenue	4.4%	3.6%	0.8%	4.3%	3.8%	0.5%

Depreciation and amortization increased as a percentage of revenue for the three and six months ended June 30, 2020 compared to June 30, 2019, due to an increase in depreciation expense associated with new restaurants, upgrading equipment in our restaurants primarily to support the growth in our digital business, and depreciation associated with our website and mobile app.

Impairment, Closure Costs, and Asset Disposals

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$5.4	$4.5	20.0%	$14.7	$11.4	28.8%
As a percentage of revenue	0.4%	0.3%	0.1%	0.5%	0.4%	0.1%

Impairment, closure costs, and asset disposals increased in dollar terms for the three months ended June 30, 2020 compared to June 30, 2019, primarily due to charges related to the replacement of certain kitchen equipment and leasehold improvements, and, to a lesser extent, impairments on restaurants and equipment.

Impairment, closure costs, and asset disposals increased in dollar terms for the six months ended June 30, 2020 compared to June 30, 2019, primarily due to impairments on restaurants and equipment, and to a lesser extent charges related to the replacement of certain kitchen equipment and leasehold improvements.

COVID-19 had a negative impact on our assumptions for future restaurant level cash flows. These changes in assumptions resulted in elevated impairment charges for the three and six months ended June 30, 2020.

Benefit (Provision) for Income Taxes

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Benefit (provision) for income taxes	$12.5	$(32.9)	(137.9%)	$15.0	$(58.1)	(125.8%)
Effective tax rate	289.4%	26.6%		(21.6%)	24.5%

The effective tax rate for the three months ended June 30, 2020, was a benefit of 289.4%, a change from an effective income tax provision of 26.6% for the three months ended June 30, 2019, primarily due to excess tax benefits related to option exercises in the quarter, along with a decrease in income before tax.

The effective tax rate for the six months ended June 30, 2020, was a benefit of -21.6%, a change from an effective income tax provision of 24.5% for the six months ended June 30, 2019, primarily due to excess tax benefits related to option exercises and equity vesting, along with a decrease in income before tax.

The CARES Act did not have a material impact on our tax rate for the three or six months ended June 30, 2020.

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

Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense and related tax rate impacts, litigation, settlement costs and related legal expenses, impairment charges and non-operating costs, timing of marketing or promotional expenses, the number and timing of new restaurants opened in a quarter, and closure of restaurants. New restaurants typically have lower margins following opening because of the expenses associated with their opening and operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Historically, our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of June 30, 2020, we had a cash and short-term investment balance of

$906.6 million, excluding restricted cash of $28.0 million. We also expect to see a liquidity benefit of about $100 million primarily from deferring social security tax payments and accelerating tax depreciation in previous income tax returns as allowed by the CARES Act. We expect to utilize this, along with cash flow from operations to continue investments in new store construction, remodels for restaurants that do not have a digital make line or Chipotlane and technology. Additionally, as of June 30, 2020, we had $600.0 million of undrawn borrowing capacity under a line of credit facility with JPMorgan Chase bank.

As sales fell quickly from the impact of COVID-19, we proactively implemented several actions to reduce cash outlays and expenses. As part of our cash preservation strategy, in March 2020 we temporarily suspended our stock buyback program. In our restaurants, we are working to minimize waste, effectively schedule labor hours, and reduce non-essential controllable costs. We halted all non-essential travel and expenses. We are delaying non-essential reinvestments, including deferring all remodels except for those that involve a digital make line or the addition of a Chipotlane. We believe that cash from operations, together with our cash and investment balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. Assuming our comparable restaurant sales improvement continues, we expect that we may be able to generate positive cash flow through the balance of the year. Should our business take longer to recover than we currently anticipate, there are other actions we can take to further conserve liquidity.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2020, we had $827.7 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and $87.7 million in accounts with an earnings credit we classify as interest and other income, which combined earned a weighted-average interest rate of 0.66%.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes for the three months ended June 30, 2020, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

On March 20, 2020, we temporarily suspended our stock repurchase program. The total remaining dollar value of shares that may yet be purchased under our stock repurchase program is $115,018 as of June 30, 2020.

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

Date: July 28, 2020