Form 10-Q
period 2020-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2020-10-28
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 26, 2020, there were 27,980,349 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$662,401	$480,626
Accounts receivable, net	69,366	80,545
Inventory	25,464	26,096
Prepaid expenses and other current assets	50,794	57,076
Income tax receivable	60,436	27,705
Investments	342,819	400,156
Total current assets	1,211,280	1,072,204
Leasehold improvements, property and equipment, net	1,547,217	1,458,690
Long-term investments	61,474	-
Restricted cash	27,591	27,855
Operating lease assets	2,708,218	2,505,466
Other assets	53,921	18,450
Goodwill	21,939	21,939
Total assets	$5,631,640	$5,104,604
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$157,324	$115,816
Accrued payroll and benefits	194,877	126,600
Accrued liabilities	158,234	155,843
Unearned revenue	91,467	95,195
Current operating lease liabilities	199,815	173,139
Total current liabilities	801,717	666,593
Commitments and contingencies (Note 10)
Long-term operating lease liabilities	2,891,140	2,678,374
Deferred income tax liabilities	95,221	37,814
Other liabilities	37,976	38,797
Total liabilities	3,826,054	3,421,578
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 36,682 and 36,323 shares issued as of September 30, 2020 and December 31, 2019, respectively	367	363
Additional paid-in capital	1,526,955	1,465,697
Treasury stock, at cost, 8,703 and 8,568 common shares as of September 30, 2020 and December 31, 2019, respectively	(2,801,496)	(2,699,119)
Accumulated other comprehensive loss	(5,444)	(5,363)
Retained earnings	3,085,204	2,921,448
Total shareholders' equity	1,805,586	1,683,026
Total liabilities and shareholders' equity	$5,631,640	$5,104,604

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Food and beverage revenue	$1,581,335	$1,397,333	$4,333,640	$4,128,500
Delivery service revenue	20,079	6,364	43,284	17,645
Total revenue	1,601,414	1,403,697	4,376,924	4,146,145
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	517,261	466,496	1,434,316	1,371,147
Labor	405,818	373,645	1,184,649	1,090,540
Occupancy	97,694	91,409	288,549	270,102
Other operating costs	268,416	180,259	741,556	548,311
General and administrative expenses	133,150	115,070	342,267	339,136
Depreciation and amortization	60,180	52,206	178,578	157,629
Pre-opening costs	3,808	3,064	11,018	6,122
Impairment, closure costs, and asset disposals	7,991	5,927	22,713	17,356
Total operating expenses	1,494,318	1,288,076	4,203,646	3,800,343
Income from operations	107,096	115,621	173,278	345,802
Interest and other income, net	(595)	4,411	2,771	11,487
Income before income taxes	106,501	120,032	176,049	357,289
Provision for income taxes	(26,257)	(21,450)	(11,242)	(79,547)
Net income	$80,244	$98,582	$164,807	$277,742
Earnings per share:
Basic	$2.87	$3.55	$5.91	$10.02
Diluted	$2.82	$3.47	$5.81	$9.83
Weighted-average common shares outstanding:
Basic	27,973	27,775	27,892	27,730
Diluted	28,454	28,388	28,370	28,268

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$80,244	$98,582	$164,807	$277,742
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	705	(631)	(81)	202
Unrealized gain on available-for-sale securities, net of income taxes	-	5	-	147
Other comprehensive income (loss), net of income taxes	705	(626)	(81)	349
Comprehensive income	$80,949	$97,956	$164,726	$278,091

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2018	35,973	$360	$1,374,154	8,276	$(2,500,556)	$2,573,617	$(147)	$(6,089)	$1,441,339
Adoption of ASU No. 2016-02, Leases (Topic 842)	-	-	-	-	-	(2,327)	-	-	(2,327)
Stock-based compensation	-	-	19,342	-	-	-	-	-	19,342
Stock plan transactions and other	135	1	(212)	-	-	-	-	-	(211)
Acquisition of treasury stock	-	-	-	110	(62,854)	-	-	-	(62,854)
Net income	-	-	-	-	-	88,132	-	-	88,132
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	100	278	378
Balance, March 31, 2019	36,108	$361	$1,393,284	8,386	$(2,563,410)	$2,659,422	$(47)	$(5,811)	$1,483,799
Stock-based compensation	-	-	21,322	-	-	-	-	-	21,322
Stock plan transactions and other	85	1	(186)	-	-	-	-	-	(185)
Acquisition of treasury stock	-	-	-	83	(58,512)	-	-	-	(58,512)
Net income	-	-	-	-	-	91,028	-	-	91,028
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	42	555	597
Balance, June 30, 2019	36,193	$362	$1,414,420	8,469	$(2,621,922)	$2,750,450	$(5)	$(5,256)	$1,538,049
Stock-based compensation	-	-	25,506	-	-	-	-	-	25,506
Stock plan transactions and other	127	1	(115)	-	-	-	-	-	(114)
Acquisition of treasury stock	-	-	-	50	(38,950)	-	-	-	(38,950)
Net income	-	-	-	-	-	98,582	-	-	98,582
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	5	(631)	(626)
Balance, September 30, 2019	36,320	$363	$1,439,811	8,519	$(2,660,872)	$2,849,032	$-	$(5,887)	$1,622,447

Balance, December 31, 2019	36,323	$363	$1,465,697	8,568	$(2,699,119)	$2,921,448	$-	$(5,363)	$1,683,026
Adoption of ASU No. 2016-13, Financial Instrument-Credit Losses (Topic 326)	-	-	-	-	-	(1,051)	-	-	(1,051)
Stock-based compensation	-	-	17,708	-	-	-	-	-	17,708
Stock plan transactions and other	194	2	(181)	-	-	-	-	-	(179)
Acquisition of treasury stock	-	-	-	134	(102,031)	-	-	-	(102,031)
Net income	-	-	-	-	-	76,388	-	-	76,388
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	-	(1,841)	(1,841)
Balance, March 31, 2020	36,517	$365	$1,483,224	8,702	$(2,801,150)	$2,996,785	$-	$(7,204)	$1,672,020
Stock-based compensation	-	-	23,676	-	-	-	-	-	23,676
Stock plan transactions and other	150	2	(115)	-	-	-	-	-	(113)
Acquisition of treasury stock	-	-	-	1	(317)	-	-	-	(317)
Net income	-	-	-	-	-	8,175	-	-	8,175
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	-	1,055	1,055
Balance, June 30, 2020	36,667	$367	$1,506,785	8,703	$(2,801,467)	$3,004,960	$-	$(6,149)	$1,704,496
Stock-based compensation	-	-	20,128	-	-	-	-	-	20,128
Stock plan transactions and other	15	-	42	-	-	-	-	-	42
Acquisition of treasury stock	-	-	-	-	(29)	-	-	-	(29)
Net income	-	-	-	-	-	80,244	-	-	80,244
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	-	705	705
Balance, September 30, 2020	36,682	$367	$1,526,955	8,703	$(2,801,496)	$3,085,204	$-	$(5,444)	$1,805,586

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2020	2019
Operating activities
Net income	$164,807	$277,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,578	157,629
Amortization of operating lease assets	136,052	117,622
Deferred income tax provision	53,857	(15,146)
Impairment, closure costs, and asset disposals	21,198	10,216
Provision for credit losses	(143)	85
Stock-based compensation expense	60,579	65,657
Other	2,450	(3,044)
Changes in operating assets and liabilities:
Accounts receivable	29,233	19,039
Inventory	614	(2,312)
Prepaid expenses and other current assets	(6,015)	(17,514)
Other assets	(21,754)	2,864
Accounts payable	5,776	(4,162)
Accrued payroll and benefits	68,514	30,471
Accrued liabilities	1,965	25,552
Unearned revenue	(593)	(8,665)
Income tax payable/receivable	(32,677)	(8,985)
Operating lease liabilities	(115,069)	(112,478)
Other long-term liabilities	1,351	472
Net cash provided by operating activities	548,723	535,043
Investing activities
Purchases of leasehold improvements, property and equipment	(246,758)	(237,965)
Purchases of investments	(325,069)	(328,107)
Maturities of investments	318,505	328,448
Acquisitions of equity method investments	(10,025)	-
Net cash used in investing activities	(263,347)	(237,624)
Financing activities
Acquisition of treasury stock	(54,401)	(151,621)
Tax withholding on stock-based compensation awards	(47,976)	(10,420)
Other financing activities	(1,865)	(665)
Net cash used in financing activities	(104,242)	(162,706)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	377	397
Net change in cash, cash equivalents, and restricted cash	181,511	135,110
Cash, cash equivalents, and restricted cash at beginning of period	508,481	280,152
Cash, cash equivalents, and restricted cash at end of period	$689,992	$415,262
Supplemental disclosures of cash flow information
Income taxes paid (refunded)	$(8,987)	$103,439
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$72,860	$40,250
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$-	$748

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, tacos, and salads, made using fresh, high-quality ingredients. As of September 30, 2020, we operated 2,666 Chipotle restaurants throughout the United States as well as 40 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates four Pizzeria Locale restaurants, a fast-casual pizza concept. We manage our operations based on eight regions and have aggregated our operations to one reportable segment.

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

Updates to Significant Accounting Policies

Beginning with the quarter ended September 30, 2020, we modified the presentation in our condensed consolidated statement of income to disaggregate total revenue between food and beverage revenue and delivery service revenue. Delivery service revenue is comprised of delivery and related service fees charged to customers on sales made through Chipotle’s app and website. Food and beverage revenue represents all other revenue. Prior year balances have been reclassified to conform with current year presentation.

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

Recently Adopted Accounting Standards

On January 1, 2020 we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, along with related clarifications and improvements. This pronouncement requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted the standard using the modified-retrospective approach as of the effective date and therefore, we have not applied the standard to the comparative periods presented in our condensed consolidated financial statements. The modified-retrospective approach requires an entity to recognize a cumulative-

effect adjustment to retained earnings as of the beginning of the first reporting period in which this guidance is effective. As of January 1, 2020, the adoption of this standard resulted in a net increase to the allowance for credit losses of $1,414, a decrease to our deferred income tax liability of $363, and a decrease to retained earnings of $1,051.

On January 1, 2020 we adopted ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. We adopted the standard prospectively on January 1, 2020. Prior to the adoption of ASU 2018-15, we capitalized implementation costs incurred during the application development phase of cloud computing arrangements to leasehold improvements, property and equipment, net on our consolidated balance sheets and have recognized expense over the useful life of the related asset within depreciation and amortization on our condensed consolidated statements of income. Subsequent to the adoption of ASU 2018-15, we capitalize such costs within prepaid expenses and other current assets or other assets on our condensed consolidated balance sheets and recognize expenses over the expected contract term within general and administrative expenses or other operating costs on our condensed consolidated statements of income, consistent with where the expenses associated with the hosting element of the arrangement are presented. The adoption of ASU 2018-15 did not result in a material change to our condensed consolidated financial statements.

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

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	September 30,	December 31,
	2020	2019
Gift card liability	$68,569	$84,611

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue recognized from gift card liability balance at the beginning of the year	$3,990	$3,556	$36,124	$34,874

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

We recognize loyalty revenue within food and beverage revenue on the condensed consolidated statements of income when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our condensed consolidated balance sheets.

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Chipotle Rewards liability, beginning balance	$20,012	$8,577	$10,584	$-
Revenue deferred	22,302	12,354	62,745	32,081
Revenue recognized	(19,416)	(11,130)	(50,431)	(22,280)
Chipotle Rewards liability, ending balance	$22,898	$9,801	$22,898	$9,801

4. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Our investments consist of U.S. Treasury notes with maturities of up to 15 months, with $342,819 maturing in less than one year from September 30, 2020. Fair value of investments is measured using Level 1 inputs (quoted prices for identical assets in active markets). We designate the appropriate classification of our investments at the time of purchase based upon the intended holding period.

Investments, all of which are classified as held-to-maturity, are carried at amortized cost. The fair value of these investments exceeded the amortized cost by $402 as of September 30, 2020. We recognize a reserve for expected credit losses when lifetime credit losses are expected by management. As of September 30, 2020, our investment portfolio consisted entirely of U.S. Treasury securities for which management has concluded that there is no risk of non-payment. No impairment charges were recognized on our investments for the three and nine months ended September 30, 2020 and 2019.

We also maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value and are included in other assets on the condensed consolidated balance sheets. Fair value of rabbi trust investments in mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $14,774 and $12,811 as of September 30, 2020, and December 31, 2019, respectively. We record trading gains and losses in general and administrative expenses on the condensed consolidated statements of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, other assets, goodwill, and other intangible assets. Fair value of these assets are measured using Level 3 inputs (unobservable inputs for the asset or liability). These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Equity Method Investment

On August 6, 2020, we acquired an additional 3.2% of the common stock of a supplier in exchange for cash consideration of $2,500. After this transaction, we own approximately 12.9% of the supplier’s common stock and have invested total cash consideration of $10,000. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. The investment is included within other assets on the condensed consolidated balance sheet as of September 30, 2020, with a carrying value of $9,816.

5. Shareholders’ Equity

Through September 30, 2020, we had announced authorizations by our Board of Directors of repurchases of shares of common stock, which in the aggregate, authorized expenditures of up to $2,800,000. As of September 30, 2020, $115,018 was available to be repurchased under announced repurchase authorizations. Shares repurchased are being held in treasury stock until they are reissued or retired at the discretion of the Board of Directors. No shares were repurchased during the three months ended September 30, 2020 as we have temporarily suspended our share buyback program in the midst of the coronavirus (COVID-19) pandemic.

During the nine months ended September 30, 2020, 58 shares of common stock at a total cost of $47,976 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

6. Stock-Based Compensation

For the nine months ended September 30, 2020, we granted stock only stock appreciation rights (“SOSARs”) on 112 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $227.08 per share with a weighted-average exercise price of $859.20 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the nine months ended September 30, 2020, 438 SOSARs were exercised, and 25 SOSARs were forfeited.

For the nine months ended September 30, 2020, we granted restricted stock units (“RSUs”) on 42 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $904.87 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. For the nine months ended September 30, 2020, 58 RSUs vested and 9 RSUs were forfeited.

For the nine months ended September 30, 2020, we awarded a total of 27 performance shares (“PSUs”) that are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $853.03 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3 year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant. For the nine months ended September 30, 2020, 71 PSUs vested, and 2 PSUs were forfeited.

The following table sets forth total stock-based compensation expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation	$20,128	$25,506	$61,512	$66,170
Stock-based compensation, net of income taxes	$16,518	$18,951	$51,030	$49,042
Total capitalized stock-based compensation included in net leasehold improvements, property and equipment on the condensed consolidated balance sheets	$311	$170	$933	$513
Excess tax benefit on stock-based compensation recognized in provision for income taxes	$3,308	$8,820	$42,647	$19,518

.

7. Income Taxes

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes.

As of September 30, 2020, we have elected to defer the employer-paid portion of social security taxes. Additionally, we remained consistent on our estimation of the acceleration of depreciation expenses due to the technical amendments made by the CARES Act to QIP. These accelerated tax depreciation expenses of $31,754, in addition to the deferral of employer-paid social security taxes of $12,453, represent temporary book-to-tax timing differences (i.e., no effective tax rate impact) for income tax purposes and are recorded as components within our deferred income tax liabilities and income tax receivable on the condensed consolidated balance sheets.

We intend to claim the refundable employee retention tax credits provided under the CARES Act, which can be used to partially offset payroll tax liabilities. As of September 30, 2020, we estimated the benefit of the employee retention tax credit to be $2,294. We are continuing to examine additional impacts that the CARES Act may have on our U.S. business, and we are currently evaluating the potential tax-related incentives offered in Canada, France, Germany and the United Kingdom, where our operations have also been impacted by COVID-19.

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

The components of lease cost were as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
	Classification	2020	2019	2020	2019
Operating lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	$84,667	$77,483	$248,469	$228,989
Short-term lease cost	Other operating costs	-	737	36	2,211
Variable lease cost	Occupancy	9,424	9,429	27,360	27,809
Sublease income	General and administrative expenses	(1,033)	(886)	(2,682)	(2,561)
Total lease cost		$93,058	$86,763	$273,183	$256,448

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash paid for operating lease liabilities	$84,008	$74,520	$228,492	$219,924
Operating lease assets obtained in exchange for operating lease liabilities(1)	$129,387	$153,653	$368,466	$2,619,699
Derecognition of operating lease assets due to terminations or impairment	$1,777	$832	$16,194	$13,985

(1) Amounts for the nine months ended September 30, 2019 include the transition adjustment for the adoption of Topic 842 discussed in our annual report on Form 10-K for the year ended December 31, 2019.

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the nine months ended September 30, 2020, we have received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. We have elected to not account for these rent concessions as lease modifications. The recognition of rent concessions did not have a material impact on our condensed consolidated financial statements as of September 30, 2020.

9. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$80,244	$98,582	$164,807	$277,742
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	27,973	27,775	27,892	27,730
Dilutive stock awards	481	613	478	538
Weighted-average number of common shares outstanding (for diluted calculation)	28,454	28,388	28,370	28,268
Basic earnings per share	$2.87	$3.55	$5.91	$10.02
Diluted earnings per share	$2.82	$3.47	$5.81	$9.83

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock awards subject to performance conditions	100	84	97	83
Stock awards that were antidilutive	2	17	74	178
Total stock awards excluded from diluted earnings per share	102	101	171	261

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

Litigation

Settlement of DOJ Investigation

On January 28, 2016, we were served with a Federal Grand Jury Subpoena from the U.S. District of California relating to an official criminal investigation being conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations (collectively, the “DOJ”). The subpoena required the production of documents and information related to company-wide food safety matters dating back to January 1, 2013. On April 21, 2020, we announced that we have signed a Deferred Prosecution Agreement to resolve this investigation. Pursuant to the Agreement, the DOJ has agreed to take no legal action relating to these past incidents for three years provided that Chipotle complies with its obligations under the Agreement, which include payment of a $25,000 fine (of which $10,000 was paid on June 1, 2020, and $15,000 was paid in the third quarter of 2020) and enhancing and maintaining our existing comprehensive compliance program which is designed to ensure that we comply with all applicable federal and state food safety laws.

Shareholder Class Action

On January 8, 2016, Susie Ong filed a complaint in the U.S. District Court for the Southern District of New York on behalf of a purported class of purchasers of shares of our common stock between February 4, 2015 and January 5, 2016. The complaint purports to state claims against us, each of the co-Chief Executive Officers serving during the claimed class period and the Chief Financial Officer under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and related rules, based on our alleged failure during the claimed class period to disclose material information about our quality controls and safeguards in relation to consumer and employee health. The complaint asserts that those failures and related public statements were false and misleading and that, as a result, the market price of our stock was artificially inflated during the claimed class period. The complaint seeks damages on behalf of the purported class in an unspecified amount, interest, and an award of reasonable attorneys’ fees, expert fees, and other costs. On March 22, 2018, the court granted our motion to dismiss, with prejudice. On April 20, 2018, the plaintiffs filed a motion for relief from the judgment and seeking leave to file a third amended complaint, and on November 20, 2018, the court denied the motion. On December 20, 2018, the plaintiff initiated an appeal to the U.S. Court of Appeals for the Second Circuit, and on October 1, 2020, the court denied the plaintiffs' motion for an en banc rehearing.

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

Accrual for Estimated Liability

As of September 30, 2020, we had a balance of $46,000 included within accrued liabilities on the condensed consolidated balance sheets. Of this amount, $30,792 was accrued during the three months ended September 30, 2020 which was primarily related to legal proceedings arising in the ordinary course of business. The settlements are part of our plan to resolve longstanding legal proceedings whenever appropriate to better allow us to focus on our strategic priorities.

11. Debt

On May 8, 2020, we entered into a $600,000 revolving credit facility with JPMorgan Chase Bank as administrative agent, which expires on May 7, 2021.  We pay a commitment fee of 0.625% per year for unused amounts under the credit facility.  Interest on borrowings currently bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 1.50%, which may increase due to changes in our total leverage ratio as defined in the credit agreement. Further, we are subject to certain covenants, which include (i) maintaining a total leverage ratio of less than 3.0x, (ii) maintaining a consolidated fixed charge coverage ratio of greater than 1.5x and (iii) limiting us from making investments and capital expenditures in certain circumstances. We had no outstanding borrowings under the credit facility as of September 30, 2020.

12. Related Party Transactions

As of September 30, 2020, we own approximately 12.9% of the common stock of a supplier. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified the supplier as a related party. We purchase product from the supplier, which we sell to customers in our restaurants. During the three months ended September 30, 2020, purchases from the supplier were $5,002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the expected benefit of the CARES Act on our taxes and tax rate, the number of new restaurants we expect to open next year, our expectation to generate positive cash flow through the end of 2020, our plans for resuming stock buybacks and the period of time during which our cash and short-term investment will fund our operations are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2019, as updated in our Form 10-Q for the quarter ended March 31, 2020 and in other reports filed subsequently with the SEC.

Overview of the Impact of COVID-19

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future. In response to COVID-19, we temporarily closed some restaurants and dining rooms in our restaurants. We continue to follow guidance from health officials in determining the appropriate restrictions to put in place for each restaurant. As of September 30, 2020, the majority of our restaurants have been reopened for dine-in with restrictions, such as social distancing and mask requirements for all customers, to ensure the health and safety of our guests and employees. Certain restaurants only offer take-out, digital order ahead and delivery services in accordance with local guidance and regulations. About 10 restaurants remain temporarily closed, mainly inside malls and shopping centers. For a further discussion of the impacts that COVID-19 has had on our financial results refer to the “Results of Operations” for additional information.

We remain in regular contact with our major suppliers and while to date we have not experienced significant disruptions in our supply chain, we could see future disruptions should the impacts of COVID-19 extend for a considerable amount of time. Within our restaurants, we have taken a number of steps to enhance our robust food safety protocols including the creation of the steward role which is focused on sanitization in high-touch and high-traffic areas, providing masks for all employees, and having a tamper evident packaging seal for all digital orders. To support our employees, we have eliminated non-essential travel, implemented work from home for our support centers, and significantly expanded employee benefits. We remain focused on reducing non-essential controllable costs and judiciously spending on return generating projects to preserve liquidity. We did not make any stock buybacks during the third quarter and do not expect to do so until the economic environment stabilizes. Refer to the “Liquidity and Capital Resources” for further detail.

Third Quarter 2020 Financial Highlights, which incorporate the impact of COVID-19, year-over-year:

•Revenue increased 14.1% to $1.6 billion

•Comparable restaurant sales increased 8.3%

•Diluted earnings per share was $2.82, which included the after-tax impact of expenses related to certain legal proceedings, restaurant asset impairment and closure costs, as well as corporate restructuring and other adjustments of $0.94

Sales Trends. Comparable restaurant sales increased 8.3% for the three months ended September 30, 2020. This increase is primarily attributable to a higher average check from menu price increases and more sides and premium proteins, and to a lesser extent an increase in entrees sold and delivery services revenues.

Digital sales grew 202.5% to $776.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and represented 48.8% of sales. About half of the digital sales pertained to delivery sales, which have benefited from our expanded partnerships with third party delivery partners, with the remainder coming from order ahead transactions.

Restaurant Operating Costs. Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of revenue increased 130 basis points to 80.5% for the three months ended September 30, 2020, as compared to 79.2% for the three months ended September 30, 2019. The increase in restaurant operating costs as a percentage of revenue was driven primarily by COVID-19 related impacts including higher delivery expense associated with increased delivery sales, elevated beef prices, increased incidence of steak and fewer sales of high margin beverages. The decrease was partially offset by sales leverage, lower avocado expense, improved labor efficiency realized from digital enhancements to the restaurants and benefits of menu price increases.

Restaurant Development. We opened 44 new restaurants and closed three restaurants during the three months ended September 30, 2020. Of the 44 new restaurants, 26 included a drive through format which we call a “Chipotlane.” The Chipotlane format continues to perform very well and is helping enhance guest access and convenience, as well as increase new restaurant sales, margins, and returns. We remain confident in the long-term opportunity to more than double the number of Chipotle restaurants in the U.S. We believe our strong financial position will allow us to build a robust new unit development pipeline.

Restaurant Activity

The following table details restaurant unit data for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning of period	2,669	2,523	2,622	2,491
Chipotle openings	43	25	99	60
Pizzeria Locale openings	1	-	1	-
Chipotle permanent closures	(3)	(1)	(8)	(4)
Chipotle relocations	-	(1)	(4)	(1)
Total restaurants at end of period	2,710	2,546	2,710	2,546

Results of Operations

Our results of operations as a percentage of revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$1,581.3	$1,397.3	13.2%	$4,333.6	$4,128.5	5.0%
Delivery service revenue	20.1	6.4	215.5%	43.3	17.6	145.3%
Total revenue	$1,601.4	$1,403.7	14.1%	$4,376.9	$4,146.1	5.6%
Average restaurant sales (1)	$2.2	$2.1	2.7%	$2.2	$2.1	2.7%
Comparable restaurant sales increase (decrease)	8.3%	11.0%		0.5%	10.3%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months. Beginning in the third quarter of 2020, we revised the definition of average restaurant sales to exclude delivery service revenue. We made this change to more closely align with how management views the business and given the increase in the delivery business. Average restaurant sales in all comparative periods presented has been updated to conform with the new definition.

Revenue increased for the three months ended September 30, 2020, compared to September 30, 2019, primarily due to comparable restaurant sales increases of $108.7 million, and to a lesser extent, by increases in revenue from restaurants not yet in the comparable base of $88.7 million, of which $50.2 million is due to restaurants opened in 2019.

Revenue increased for the nine months ended September 30, 2020, compared to September 30, 2019, primarily due to revenue from restaurants not yet in the comparable base of $225.8 million, of which $167.8 million is due to restaurants opened in 2019, and to a lesser extent by comparable restaurant sales increases of $4.7 million. COVID-19 negatively impacted comparable restaurant sales for the three and nine months ended September 30, 2020, due to restrictions put in place for restaurants.

Food, Beverage and Packaging Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$517.3	$466.5	10.9%	$1,434.3	$1,371.1	4.6%
As a percentage of revenue	32.3%	33.2%	(0.9%)	32.8%	33.1%	(0.3%)

Food, beverage and packaging costs decreased as a percentage of revenue for the three months and nine months ended September 30, 2020 compared to September 30, 2019, primarily due to the benefit of menu price increases, lower avocado costs, and to a lesser extent, lower salsa usage and waste. These decreases were partially offset by COVID-19 related impacts including elevated beef prices due to temporary shutdowns of processing plants, increased incidence of steak, and fewer sales of high margin beverages.

Labor Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Labor costs	$405.8	$373.6	8.6%	$1,184.6	$1,090.5	8.6%
As a percentage of revenue	25.3%	26.6%	(1.3%)	27.1%	26.3%	0.8%

Labor costs decreased as a percentage of revenue for the three months ended September 30, 2020 compared to September 30, 2019, primarily due to sales leverage and improved labor efficiency realized from digital enhancements to the restaurants. This decrease was partially offset by increased crew wages including expanded emergency leave benefits to accommodate those directly affected by COVID-19.

Labor costs increased as a percentage of revenue for the nine months ended September 30, 2020 compared to September 30, 2019, primarily as a result of increased crew wages, including temporary assistance pay for our crew working during the initial months of the COVID-19 pandemic. This increase was partially offset by sales leverage.

COVID-19 increased labor costs as a percentage of revenue for the three and nine months ended September 30, 2020 compared to September 30, 2019, by 0.3% and 0.8%, respectively, as we made additional employee investments in the form of assistance pay and expanded our emergency leave benefits to accommodate those directly affected by COVID-19. Our assistance pay program ended June 7, 2020.

Occupancy Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$97.7	$91.4	6.9%	$288.5	$270.1	6.8%
As a percentage of revenue	6.1%	6.5%	(0.4%)	6.6%	6.5%	0.1%

Occupancy costs decreased as a percentage of revenue for the three months ended September 30, 2020 compared to September 30, 2019, primarily due to sales leverage, partially offset by increased rent expense associated with new restaurants.

Occupancy costs increased as a percentage of revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to increased rent expense associated with new restaurants.

COVID-19 had an immaterial impact on occupancy costs for the three and nine months ended September 30, 2020.

Other Operating Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$268.4	$180.3	48.9%	$741.6	$548.3	35.2%
As a percentage of revenue	16.8%	12.8%	4.0%	16.9%	13.2%	3.7%

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, and maintenance costs. Other operating costs increased as a percentage of revenue for the three and nine months ended September 30, 2020 compared to September 30, 2019, primarily due to higher delivery expenses associated with increased delivery sales and timing of marketing and promotions.

As a result of COVID-19, we are adapting our restaurant operations to the changing environment and are reducing non-essential controllable costs. Sales shifted towards delivery after we temporarily closed our dining rooms to help control the spread of COVID-19. We reprioritized marketing efforts by offering free delivery from March 15, 2020 through May 10, 2020.

General and Administrative Expenses

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
General and administrative expense	$133.2	$115.1	15.7%	$342.3	$339.1	0.9%
As a percentage of revenue	8.3%	8.2%	0.1%	7.8%	8.2%	(0.4%)

General and administrative expense increased in dollar terms for the three months ended September 30, 2020 compared to September 30, 2019, primarily due to a net increase in estimated loss contingencies of $21.2 million related to a number of legal matters and legal expenses, and to a lesser extent due to a $7.0 million increase in outside services expense related to company initiatives to support restaurant growth. The increase in general and administrative expense was partially offset by a $6.7 million decrease in stock-based compensation expense primarily related to performance awards and a $2.3 million decrease in travel expense resulting from COVID-19.

General and administrative expense increased in dollar terms for the nine months ended September 30, 2020 compared to September 30, 2019, primarily due to a $9.5 million increase in restaurant support employee salaries and benefits primarily related to increased headcount, an $8.8 million increase in outside services expense related to company initiatives to support restaurant growth and a $2.4 million increase in corporate occupancy expenses. The increase in general and administrative expense was partially offset by a $6.5 million decrease in stock-based compensation expense, a $6.0 million decrease in restructuring costs, and a $4.3 million decrease in travel expenses resulting from COVID-19.

Other than the impact on travel expenses and stock-based compensation discussed above, COVID-19 had a minimal impact on general and administrative expenses for the three and nine months ended September 30, 2020. We will continue to assess additional planned general and administrative investments as we better understand the length and severity of the COVID-19 impacts.

Depreciation and Amortization

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$60.2	$52.2	15.3%	$178.6	$157.6	13.3%
As a percentage of revenue	3.8%	3.7%	0.1%	4.1%	3.8%	0.3%

Depreciation and amortization increased as a percentage of revenue for the three and nine months ended September 30, 2020, compared to September 30, 2019, due to an increase in depreciation expense associated with new restaurants and upgrading equipment in our restaurants primarily to support the growth in our digital business. The nine months ended September 30, 2020 was also elevated to a lesser extent due to depreciation associated with our website and mobile application.

Impairment, Closure Costs, and Asset Disposals

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$8.0	$5.9	34.8%	$22.7	$17.4	30.9%
As a percentage of revenue	0.5%	0.4%	0.1%	0.5%	0.4%	0.1%

Impairment, closure costs, and asset disposals increased in dollar terms for the three and nine months ended September 30, 2020 compared to September 30, 2019, primarily due to impairments on restaurants, digital technology and equipment, and charges related to the replacement of certain kitchen equipment and leasehold improvements.

COVID-19 had a negative impact on our assumptions for future near-term restaurant level cash flows. These changes in assumptions resulted in elevated impairment charges for the three and nine months ended September 30, 2020.

Provision for Income Taxes

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	change	2020	2019	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$(26.3)	$(21.5)	22.4%	$(11.2)	$(79.5)	(85.9%)
Effective tax rate	24.7%	17.9%		6.4%	22.3%

The effective income tax rate for the three months ended September 30, 2020, was 24.7%, a change from an effective income tax rate of 17.9% for the three months ended September 30, 2019, primarily due to elevated excess tax benefits related to option exercises in the third quarter of 2019.

The effective income tax rate for the nine months ended September 30, 2020, was 6.4%, a change from an effective income tax rate of 22.3% for the nine months ended September 30, 2019, primarily due to excess tax benefits related to option exercises and equity vesting during the nine months ended September 30, 2020, along with a decrease in income before tax.

The CARES Act did not have a material impact on our tax rate for the three or nine months ended September 30, 2020.

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

Liquidity and Capital Resources

Historically, our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of September 30, 2020, we had a cash and marketable investments balance of $1.1 billion, excluding restricted cash of $27.6 million. We expect to utilize cash flow from operations to continue investments in new restaurant construction, remodels for restaurants that do not have a digital make line or Chipotlane and technology. Additionally, as of September 30, 2020, we had $600.0 million of undrawn borrowing capacity under a line of credit facility with JPMorgan Chase Bank.

As sales fell quickly from the impact of COVID-19, we proactively implemented several actions to reduce cash outlays and expenses. As part of our cash preservation strategy, in March 2020 we temporarily suspended our stock buyback program. In our restaurants, we are working to minimize waste, effectively schedule labor hours, and reduce non-essential controllable costs. We halted all non-essential travel and expenses. We are delaying non-essential reinvestments, including deferring all remodels except for those that involve a digital make line or the addition of a Chipotlane. We believe that cash from operations, together with our cash and investment balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. Assuming our comparable restaurant sales improvement continues, we expect that we may be able to generate positive cash flow through the balance of the year. Should our business deteriorate due to changing conditions, there are other actions we can take to further conserve liquidity.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements or obligations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 36 months, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of the COVID-19 outbreak.

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2020, we had $975.7 million in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and $97.9 million in accounts with an earnings credit we classify as interest and other income, which combined earned a weighted-average interest rate of 0.35%.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During the three months ended September 30, 2020, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system replaced a legacy system in which a significant portion of our business transactions originated, were processed, or were recorded. Our new ERP system is intended to provide us with enhanced transactional processing, security and management tools and is an important component of our system of disclosure controls and procedures. Except for the implementation of the ERP system, during the three months ended September 30, 2020, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

On March 20, 2020, we temporarily suspended our stock repurchase program. The total remaining dollar value of shares that may yet be purchased under our stock repurchase program is $115 million as of September 30, 2020.

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

Date: October 28, 2020