Form 10-K
period 2020-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2021-02-10
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K

______________________

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 1-32731

______________________

CHIPOTLE MEXICAN GRILL, INC.

(Exact name of registrant as specified in its charter)

______________________

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

______________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $20.941 billion, based on the closing price of the registrant’s common stock on June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of 5% or more of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 5, 2021, there were 28,144,065 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties described in this report under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” so you should not place undue reliance on forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including: the potential future impact of COVID-19 on our results of operations, supply chain or liquidity; risks of food safety and food-borne illnesses and other health concerns about our food; risks associated with our reliance on certain information technology systems and potential failures or interruptions; privacy and cyber security risks related to our acceptance of electronic payments or electronic processing of confidential customer or employee information; the impact of competition, including from sources outside the restaurant industry; the increasingly competitive labor market and our ability to attract and retain qualified employees; the impact of federal, state or local government regulations relating to our employees, restaurant design and construction, or the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the availability of suitable new restaurant sites; and increases in ingredient and other operating costs due to our Food With Integrity philosophy, tariffs or trade restrictions and supply shortages. We are including this Cautionary Note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements after the date of this report as a result of new information, future events or other developments, except as required by applicable laws and regulations.

ITEM 1.  BUSINESS

General

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (“Chipotle,” “we,” “us,” or “our”) owns and operates Chipotle Mexican Grill restaurants, which feature a relevant menu of burritos, burrito bowls (a burrito without the tortilla), tacos, and salads. We strive to cultivate a better world by serving responsibly sourced, classically cooked, real food with wholesome ingredients and without artificial colors, flavors or preservatives. We are passionate about providing a great guest experience and making our food more accessible to everyone while continuing to be a brand with a demonstrated purpose. Steve Ells, founder and former executive chairman, first opened Chipotle with a single restaurant in Denver, Colorado in 1993. Over 25 years later, our devotion to seeking out the very best ingredients, raised with respect for animals, farmers, and the environment, remains at the core of our commitment to Food With Integrity.

As of December 31, 2020, we owned and operated 2,724 Chipotle restaurants throughout the United States, 40 international Chipotle restaurants, and four non-Chipotle restaurants. We manage our operations based on eight regions and have aggregated our operations to one reportable segment. Our revenue is derived from sales by company-owned restaurants.

Business Strategy

We are a brand with a demonstrated purpose of cultivating a better world. Our mission is to win today while creating a bright future by focusing on five key fundamental strategies:

•Making the brand more visible and loved;

•Utilizing a disciplined approach to creativity and innovation;

•Leveraging digital capabilities to drive productivity and expand access, convenience and engagement;

•Engaging with customers through our loyalty program; and

•Running successful restaurants with a strong culture that provides great food with integrity while delivering exceptional in-restaurant and digital experiences.

Food with Integrity

Serving high quality food while still charging reasonable prices is critical to ensuring guests enjoy wholesome food at a great value. In all of our Chipotle restaurants, we endeavor to serve only meats that are raised in accordance with criteria we have established in an effort to improve sustainability and promote animal welfare, and without the use of non-therapeutic antibiotics or added hormones. We brand these meats as “Responsibly Raised®.” One of our primary goals is for all of Chipotle restaurants to serve meats raised to our standards, but we have and expect to continue to face challenges in doing so. For example, some of our restaurants periodically serve conventionally raised chicken or beef due to supply constraints for our Responsibly Raised brand meats or stop serving one or more menu items due to additional supply constraints. When we become aware of such an issue, we clearly and specifically disclose this temporary change on signage in each affected restaurant so that guests can adjust their orders if they choose to do so. We also seek to use responsibly grown produce, by which we mean produce grown by suppliers whose practices conform to our priorities with respect to environmental considerations and employee welfare. Some of the beans we serve are organically grown or grown using conservation tillage methods that improve soil conditions, reduce erosion, and help preserve the environment in which the beans are grown. We call these beans “transitional.” Some of the other produce items we serve are organically grown as well as we continue our commitment to find high quality ingredients.

Purchasing

Maintaining the high levels of quality and safety we demand in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our 24 independently owned and operated regional distribution centers purchase from various suppliers we carefully select based on quality, price, availability, and the suppliers’ understanding and adherence of our mission. We’ve also sought to increase, where practical, the number of suppliers for our ingredients to help mitigate pricing volatility and reduce our reliance on one or several suppliers, which could create supply shortages. In addition, we closely monitor industry news, trade tariffs, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices. Certain key ingredients (certain cuts of beef, tomatoes, tortillas and adobo) are purchased from a small number of suppliers.

Quality Assurance and Food Safety

We are committed to serving only safe, high quality food. Our food safety and quality assurance teams work to ensure compliance with our food safety programs and practices, components of which include:

•supplier interventions (steps to mitigate food safety risks before ingredients reach Chipotle);

•advanced technologies (tools that reduce or eliminate pathogens while maintaining food quality);

•small grower support and training;

•enhanced restaurant procedures (protocols for handling ingredients and sanitizing surfaces in our restaurants);

•food safety certifications;

•internal and third-party restaurant inspections; and

•ingredient traceability.

These and other food safety practices underscore our commitment to be a leader in food safety while continuing to serve high quality food that our guests love. Our food safety and quality assurance teams establish and monitor our quality and food safety programs and work closely with suppliers to ensure our high standards are met throughout the supply chain. We maintain a limited list of approved suppliers, many of whom are among the top suppliers in the industry. In addition, we have a team approach where our training, operations, culinary, legal and safety, security and risk management departments develop and implement operating standards for food quality, food preparation, restaurant cleanliness, employee health protocols, and safety in the restaurants. Our food safety programs are also intended to ensure that we not only continue to comply with applicable federal, state and local food safety regulations, but also establish Chipotle as an industry leader in food safety. To help achieve this goal, we have a Food Safety Advisory Council comprised of some of the nation’s foremost food safety authorities. The Food Safety Advisory Council is charged with evaluating our programs, both in practice and implementation, and advising us on ways to elevate our already high standards for food safety. Our food safety and quality assurance team members hold board seats and participate in technical working groups with several associations. This gives us the opportunity to learn and share our knowledge and expertise with other food safety professionals and regulatory agencies.

Digital Business

Our digital platform continues to be a strategic driver of our growth. In the past year, we significantly upgraded our capabilities by digitizing almost all of our restaurant digital-make lines, expanding our partnerships with third-party delivery services and building more Chipotlanes, which is our drive through format for customer pick-up of digital orders. Digital sales, which includes delivery and customer pick-up, accounted for 46.2% of our total sales in 2020, compared to 10.9% of total sales in 2019. Our strong digital platform gave us a competitive advantage during the COVID-19 pandemic, as more guests prefer to eat their meals at home and in-restaurant dining was prohibited or restricted. We have made digital ordering convenient with enhancements to the Chipotle App and website, such as unlimited customization, contactless delivery, and group ordering.

Human Capital

As of December 31, 2020, Chipotle employed nearly 88,000 people worldwide. In the United States, we employed 85,314 people in our restaurants and approximately 1,367 people in our Restaurant Support Centers (RSCs) and field support organizations; approximately 87,000 individuals are employed in the U.S. and approximately 1,000 are employed in Canada, France, Germany and the United Kingdom. We do not currently have any employees represented by unions. We believe our efforts to manage our workforce have been effective, as evidenced by a strong culture and our employees’ demonstrated commitment to living our purpose and values.

Culture, Values & Diversity, Equity & Inclusion

As a people-first company rooted in values, our purpose of Cultivating a Better World extends beyond serving nutritious food using real ingredients. It means hiring world-class individuals dedicated to investing in their future and partnering together to positively impact the communities they serve. Most notably, it means fostering a culture that champions diversity, ensures equity, and celebrates inclusion.

As of December 31, 2020, more than 50% of our U.S.-based employee population is female and approximately 66% of our U.S based employee population is comprised of racial and ethnic minorities. U.S. diversity statistics were as follows:

Gender		Race/Ethnicity
Female	54%	Hispanic or Latino	38%
Male	45%	White	31%
Not Indicated	1%	Black or African American	18%
		Asian	5%
		Two or More Races	4%
		Not Indicated/Specified	3%
		American Indian/Alaskan Native	1%

We provide opportunities for our employees to drive our Diversity, Equity & Inclusion (DE&I) strategy by creating programs that raise awareness, allowing courageous conversations and a more inclusive culture. These programs empower our employee-driven Employee Resource Groups (ERGs) to challenge the organization to consider additional opportunities to Cultivate A Better World in the DE&I space. Our current ERGs are as follows:

Employee Resource Groups	Year Established
HUSTLE: Humans Uniting to Support the Ladies’ Experience Supporting our Female Community	2019
PRIDE: People Respecting Inclusivity, Diversity and Education Supporting our LGBTQ Community	2019
SERVES: Community Outreach Supporting the Communities we Serve	2019
WELLNESS: Employee Wellbeing Supporting our employee’s mental, physical and financial wellbeing	2019
UNIFIED: United Network or Influencers Furthering Inclusion and Ethnic Diversity Supporting our Communities of Color	2020

Total Rewards

The financial, physical and mental wellness of our employees remains our top priority. We conducted an independent pay equity analysis of our U.S. workforce to identify risks and pay gaps in our organization by gender and race/ethnicity. The results did not identify preferential treatment to any class of employee, which supports our commitment to ensuring we pay our employees equally across gender and race/ethnicity. This commitment is evidenced by our investment in our compensation packages and robust suite of benefit offerings such as:

•Eligible Crew members who work at locations that meet team sales and output goals may qualify for a quarterly Crew Bonus (equivalent to one week’s worth of pay on average). In addition to quarterly performance bonuses, full-time crew members with at least one continuous year of service may be eligible for an annual bonus. In 2020, we paid out approximately $4 million across these bonus programs.

•Debt-Free Degrees are offered to those eligible Chipotle employees who work toward Associate's and Bachelor's Business and Technology degrees through six specified colleges. The program covers 100% of tuition costs upfront.

•Personalized mental health assistance is available to all Chipotle employees and their family members through a partnership with Health Advocate. Support is available 24/7 via in-person, phone or virtual visits with a licensed counselor.

•Following ten years of uninterrupted service, our restaurant General Managers and Support Staff employees are eligible for a paid eight-week sabbatical.

Our Response to COVID-19

The health and well-being of our employees and guests has always been and continues to be our top priority. To ensure the health and well-being of all of our employees during the COVID-19 pandemic, we also provided the following incremental COVID-19 benefits:

•Expanded our paid emergency leave benefits to accommodate employees directly affected by COVID-19

•Provided 30-day personal leave with automatic approval for any COVID-19 related reason.

•Extended access to telemedicine coverage to employees and their families.

•Expanded Employee Assistance Program coverage and Concierge Service with a focus on mental health support for employees and their families.

•Removed the minimum hours worked requirement for access to our Tuition Assistance & Debt-free-degree programs.

•Provided hourly assistance pay: 10% increase to all hourly base wages.

•Discretionary Bonus: Provided a minimum bonus for our salaried restaurant managers during each quarter.

•Assistance Pay Bonus: Provided an additional bonus to our salaried restaurant managers.

•Implemented work from home for our support centers.

Government Regulation and Environmental Matters

We are subject to various federal, state and local laws and regulations that govern aspects of our business operations, including those governing:

•the preparation, sale and labeling of food, including regulations of the Food and Drug Administration, which oversees the safety of the entire food system, including inspections and mandatory food recalls, menu labeling and nutritional content;

•employment practices and working conditions, such as minimum wage rates, wage and hour practices, requirements to provide meal and rest periods, Fair Workweek legislation, employment of minors, anti-discrimination, anti-harassment, classification of employees, paid and family leave, workplace safety accommodations to certain employees, immigration and overtime pay, among others;

•privacy and data security, laws governing the collection, maintenance and use of information regarding employees and guests and consumer credit protection and fraud;

•compliance with the Americans with Disabilities Act and similar laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;

•environmental practices, such as the discharge, storage, handling, release and disposal of hazardous or toxic substances, and regulations restricting the use of straws, utensils and the types of packaging we can use in our restaurants;

•building and zoning requirements, including state and local licensing and regulation governing the design and operation of facilities and land use; and

•licensing and regulation by health, alcoholic beverage, sanitation, food and other agencies.

Compliance with these laws and regulation has not had, and is not expected to have, a material effect on our capital expenditures, results of operations or competitive position. See “Risk Factors” in Item 1A for a discussion of risks relating to federal, state, local and international laws and regulations applicable to our business and our Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Central District of California and the United States Department of Justice’s Consumer Protection Branch.

Seasonality

Seasonal factors influencing our business are described under the heading “Quarterly Financial Data/Seasonality” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The fast-casual, quick-service, and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, convenience, brand reputation, cleanliness, and ambience of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally-owned restaurants, as well as national and regional chains. Competition from food delivery services, which offer meals from a wide variety of restaurants, also has increased in recent years, particularly during COVID-19, and is expected to continue to increase. Many of our competitors also offer dine-in, carry-out, online, catering, and delivery services. Among our main competitors are restaurant formats that claim to serve higher quality ingredients without artificial flavors, colors and preservatives, and that serve food quickly and at a reasonable price.

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

From time to time, we have taken action against other restaurants that we believe are misappropriating our trademarks, restaurant designs or advertising. Although our policy is to protect and defend vigorously our rights to our intellectual property, we may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Available Information

We maintain a website at www.chipotle.com, including an investor relations section at ir.chipotle.com, on which we routinely post important information, such as webcasts of quarterly earnings calls and other investor events in which we participate or host, and any related materials. Our Code of Ethics and our Code of Conduct for Suppliers also are available in this section of our website. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Risks Related to the Nature of our Restaurant Business and Operating in the Restaurant Industry

Food safety and food-borne illness concerns may have an adverse effect on our business by decreasing sales and increasing costs.

Food safety is our top priority, and we dedicate appropriate resources to ensuring that our guests enjoy safe, high-quality food products. Even with strong preventative controls and interventions, food-borne illnesses continue to occur in the restaurant industry because food safety risks cannot be completely eliminated in any restaurant. Incidents may result from the failure of restaurant crew members or suppliers to follow our food safety policies and procedures, or from employees or guests entering our restaurant while ill and contaminating food ingredients or surfaces. Although we monitor and audit all of our programs, we cannot guarantee that each and every individual food item is safely and properly maintained during distribution throughout the supply chain. Regardless of the source or cause, any report of food-borne illness such as E. coli, hepatitis A, norovirus or salmonella, and other food safety issues, including food tampering or contamination, at one of our restaurants could adversely affect our reputation and have a negative impact on our sales. In addition, instances of food-borne illness, food tampering or food contamination that occur solely at competitors’ restaurants could result in negative publicity about the restaurant industry and adversely impact our sales. Social media has dramatically increased the rate at which negative publicity, including actual or perceived food safety incidents, can be disseminated before there is any meaningful opportunity to investigate, respond and address an issue. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

We may be more susceptible than our competitors to significant adverse consequences arising from food safety incidents due to several highly publicized food safety events in our restaurants and failure to adhere to our food safety standards. From 2015 to 2017, illnesses caused by E. coli bacteria and norovirus were connected to a number of our restaurants and, in 2018, illnesses believed to be caused by C. perfringens bacteria were connected to the food in one of our restaurants. As a result of these incidents and the related negative publicity, our sales and profitability were severely impacted throughout 2016 and from time to time through 2018. Because of consumer perceptions in the wake of these food safety incidents, any future food safety incidents associated with our restaurants—even incidents that would be considered minor at other restaurants—may have a more significant negative impact on our sales and our ability to regain guests. In addition, we may be at a higher risk for food safety incidents than some competitors due to our greater use of fresh, unprocessed produce, handling of raw chicken, our reliance on employees cooking with traditional methods rather than automation, and our avoidance of frozen ingredients. The risk of illnesses associated with our food also may increase due to the growth of our delivery or catering businesses, in which our food is transported and/or served in transportation conditions that are not under our control. All of these factors could have an adverse impact on our ability to attract and retain guests, which could in turn have a material adverse effect on our growth and profitability.

The restaurant industry is highly competitive. If we are not able to compete successfully, our business, financial condition and results of operations would be adversely affected.

The restaurant industry is highly competitive with respect to taste preferences, price, food quality and selection, customer service, brand reputation, digital engagement, advertising levels and promotional initiatives, and the location, attractiveness and maintenance of restaurants. We also compete with a number of non-traditional market participants, such as convenience stores, grocery stores, coffee shops, meal kit delivery services, and “ghost” or dark kitchens, where meals are prepared at separate takeaway premises rather than a restaurant. Competition from food delivery services has also increased in recent years, particularly during COVID-19, and is expected to continue to increase. Increased competition could have an adverse effect on our sales, profitability and development plans. If consumer or dietary preferences change, if our marketing efforts are unsuccessful, or if our restaurants are unable to compete successfully with other restaurant outlets, our business could be adversely affected.

We continue to believe that our commitment to higher-quality and responsibly sourced ingredients gives us a competitive advantage; however, more competitors have made claims related to the quality of their ingredients and lack of artificial flavors, colors and preservatives. The increasing use of these claims by competitors, regardless of the accuracy of such claims, may lessen our differentiation and make it more difficult for us to compete. If we are unable to continue to maintain our distinctiveness and compete effectively, our business, financial condition and results of operations could be adversely affected.

Our digital business, which accounted for almost half of revenues in 2020, is subject to risks.

In 2020, 46.2% of our revenue was derived from digital orders, which includes delivery and customer pickup, compared to 18% of our revenues in 2019. The growth in digital orders is attributable to more guests dining at home due to COVID-19, our expanded partnerships with multiple third-party delivery services and our expansion of Chipotlanes, which is our drive through format for digital order pickups. Depending on which ordering platform a digital order is placed - our platform or the platform of a third-party delivery service – the delivery fee we collect from the guest may be less than the actual delivery cost, which has a negative impact on our profitability. In the fall of 2020, we implemented a menu price increase to partially offset higher delivery costs; however, our higher menu prices may cause some guests to shift their purchases to other restaurants offered on the platform. As our digital business grows, we are increasingly reliant on third-party delivery companies, which maintain control over data regarding guests that use their platform and over the customer experience. If a third-party delivery company driver fails to make timely deliveries or fails to deliver the complete order, our guests may attribute the bad customer experience to Chipotle and could stop ordering from us. The ordering and payment platforms used by these third-parties, or our mobile app or online ordering system, could be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our overall sales and reputation. The third-party delivery business is intensely competitive, with a number of players competing for market share, online traffic capital, and delivery drivers. If the third-party delivery companies we utilize cease or curtail operations, increase their fees, or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. The delivery business has been consolidating and may continue to consolidate, and fewer third-party delivery companies may give them more leverage in negotiating the terms and pricing of contracts, which could negatively impact our profits from delivery orders.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business.

Social media and internet-based communications, including video-sharing, social networking and messaging platforms, give users immediate access to a broad audience. These platforms have dramatically increased the speed of dissemination and accessibility of information, including negative publicity related to food safety incidents and negative guest and employee experiences. Accurate and inaccurate or misleading information can be widely disseminated before there is any meaningful opportunity to respond or address an issue. As a result of our highly publicized food safety incidents in 2015 - 2018, negative social media posts about our business may generate a disproportionately negative response than would be the results at other companies without a similar history. It is impossible to for us to fully predict or control social media backlash to potential issues, which could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy.

Use of social media platforms is an important element of our marketing efforts and became increasingly more important during the COVID-19 pandemic. New social media platforms are developing rapidly, and we need to continuously innovate and evolve our social media strategies in order to maintain broad appeal with guests and brand relevance. We also continue to invest in other digital marketing initiatives to reach our guests and build their awareness of, engagement with, and loyalty to us, including our national loyalty program called Chipotle Rewards. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement or brand recognition. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. The inappropriate use of social media by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

If we do not continue to persuade consumers of the benefits of paying higher prices for our higher-quality food, our sales and results of operations could be hurt.

Our success depends in large part on our ability to persuade consumers that food made with ingredients that were raised or grown in accordance with our Food With Integrity principles is worth paying a higher price at our restaurants relative to prices of some of our competitors, particularly quick-service restaurant competitors. Under our Food With Integrity principles, for example, animals must be responsibly raised, and the milk in our sour cream, cheese and queso must come from cows that have not been treated with rBGH, which practices typically are more costly than conventional farming. If we are not able to successfully persuade consumers that consuming food made consistent with our Food With Integrity principles is better for them and the environment, or if consumers are not willing to pay the prices we charge, our sales could be adversely affected, which would negatively impact our results of operations.

Risks Related to the COVID-19 Pandemic

The novel coronavirus (COVID-19) pandemic has adversely affected and could continue to adversely affect our financial results, operations and outlook for an extended period of time.

The novel coronavirus (COVID-19) pandemic, and restrictions imposed by federal, state and local governments in response to the outbreak, have disrupted and will continue to disrupt our business. During 2020, individuals in many areas where we operate our restaurants were required to practice social distancing, restricted from gathering in groups and/or mandated to “stay home” except for “essential” purposes. In response to the COVID-19 outbreak and government restrictions, we were required to close some of our restaurants, close many of our dining rooms and offer only takeout and delivery, and/or implement modified work hours. The mobility restrictions, fear of contracting the coronavirus and the sharp increase in unemployment caused by the closure of businesses in response to the COVID-19 outbreak, have adversely affected and will continue to adversely affect our guest traffic, which in turn adversely impacts our liquidity, financial condition or results of operations. Even as and when the mobility restrictions are loosened or lifted, guests may still be reluctant to return to in-restaurant dining and the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for the foreseeable future.

Our restaurant operations have been and could continue to be disrupted by employees who are unable or unwilling to work, whether because of illness, quarantine, fear of contracting COVID-19 or caring for family members due to COVID-19 disruptions or illness. Restaurant closures, limited service options or modified hours of operation due to staffing shortages could materially adversely affect our liquidity, financial condition or results of operations. To protect the health and safety of our employees and guests, we provide face coverings for all restaurant employees, offer enhanced health and welfare benefits, provided temporary wage increases during the initial onset of the pandemic, provide 14 days of paid emergency leave for COVID-related concerns, paid discretionary bonuses to restaurant employees, purchased additional sanitation supplies and personal protective materials, implemented a tamper evident packaging seal for all digital orders, and created a new steward role to sanitize high-traffic restaurant areas. These measures have increased our operating costs and adversely affected our liquidity.

The COVID-19 outbreak also has affected and may continue to adversely affect the ability of certain of our suppliers to fulfill their obligations to us, which may negatively affect our restaurant operations. These suppliers include third parties that supply and/or prepare our ingredients, packaging, paper and cleaning products and other necessary operating materials, distribution centers, and logistics and transportation services providers. If our suppliers are unable to fulfill their obligations to us, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted.

We also modified our plans for opening new restaurants and remodeling existing restaurants due to the COVID-19 outbreak. To preserve liquidity, we delayed new restaurant construction and restaurant remodels that were scheduled to begin during the first half of the year, and we limited restaurant remodels to restaurants that do not have a digital make line or Chipotlane. These changes may materially adversely affect our ability to grow our business, particularly if these construction projects are delayed for a significant amount of time.

We cannot predict how long the COVID-19 outbreak will last or if it will reoccur even after the vaccines are widely administered, when government restrictions and mandates will be imposed or lifted, or how quickly, if at all, guests will return to their pre-COVID-19 purchasing behaviors, so we cannot predict how long our results of operations and financial performance will be adversely impacted.

Risks Related to Labor and Supply Chain

Increase in ingredient and other operating costs, including those caused by climate and/or other sustainability risks, could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, including ingredients, paper, supplies, fuel, utilities and distribution, and other operating costs, including leasing costs and labor. Any volatility in key commodity prices or fluctuation in labor costs could adversely affect our operating results by impacting restaurant profitability. The markets for some of the ingredients we use, such as beef, avocado and chicken, are particularly volatile due to factors such as limited sources, seasonal shifts, climate conditions, industry demand, including as a result of animal disease outbreaks in other parts of the world, international commodity markets, food safety concerns, product recalls and government regulation. Increasing weather volatility or other long-term changes in global weather patterns, including related to global climate change, could have a significant impact on the price or availability of some of our ingredients. These factors are beyond our control and, in many instances, unpredictable. Volatility in prices or disruptions in supply also may result from governmental actions, such as changes in trade-related tariffs or controls, sanctions and counter sanctions, government-mandated closure of our suppliers’ operations, and asset seizures. The cost and disruption of responding to governmental investigations or inquiries, whether or not they have merit, or the impact of these other measures, may impact our results and could cause reputational or other harm.

In addition, our supply chain is subject to increased costs arising from the effects of climate change, greenhouse gases and diminishing energy and water resources. The ongoing and long-term costs of these impacts related to climate change and other sustainability related issues could have a material adverse effect on our business and financial condition if not properly mitigated.

We also could be adversely impacted by price increases specific to meats raised in accordance with our sustainability and animal welfare criteria, and ingredients grown in accordance with our Food With Integrity specifications, the markets for which are generally smaller and more concentrated than the markets for conventionally raised or grown ingredients. Any increase in the prices of the ingredients most critical to our menu, such as chicken, beef, dairy (for cheese and sour cream), avocados, beans, rice, tomatoes and pork, would have a particularly adverse effect on our operating results. If the cost of one or more ingredients significantly increases, we may choose to temporarily suspend serving the menu items that use those ingredients, such as guacamole or one of our proteins, rather than pay the increased cost. Any such changes to our available menu may negatively impact our restaurant traffic and could adversely impact our sales and brand. We can only partially address future price risk through forward contracts, careful planning and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.

Shortages or interruptions in the supply of ingredients could adversely affect our operating results.

Our business is dependent on frequent and consistent deliveries of ingredients that comply with our Food With Integrity specifications. We may experience shortages, delays or interruptions in the supply of ingredients and other supplies to our restaurants due to inclement weather, natural disasters, labor issues or other operational disruptions at our suppliers, distributors or transportation providers, or other conditions beyond our control. In addition, we have a single or a limited number of suppliers for some of our ingredients, including certain cuts of beef, tomatoes, tortillas and adobo. Although we believe we have potential alternative suppliers and sufficient reserves of ingredients, shortages or interruptions in our supply of ingredients could adversely affect our financial results.

If we fail to comply with various applicable federal and state employment and labor laws and regulations, it could have a material, adverse impact on our business.

Various federal and state employment and labor laws and regulations govern our relationships with our employees, and similar laws and regulations apply to our operations outside of the U.S. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, predictive scheduling (“fair workweek”) and “just cause” termination laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws and anti-discrimination and anti-harassment laws. Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. For example, previously a number of lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee classification, employee record-keeping and related practices with respect to our employees. We incur legal costs to defend, and we could suffer losses from, these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate, and the federal government have from time to time enacted minimum wage increases, changes to eligibility for overtime pay, paid sick leave and mandatory vacation accruals, and similar requirements. These changes have increased our labor costs and may have a further negative impact on our labor costs in the future.

In addition, several jurisdictions, including New York City, Philadelphia, Chicago, Seattle, Oregon, San Francisco and San Jose, have implemented fair workweek legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees. Other jurisdictions where we operate are considering enacting similar legislation. Several jurisdictions also have implemented sick pay/paid time off legislation, which requires employers to provide paid time off to employees, and “just cause” termination legislation, which restricts companies’ ability to terminate employees unless they can prove “just cause” or a “bona fide economic reason” for the termination. All of these regulations impose additional obligations on us and could increase our costs of doing business. Our failure to comply with any of these laws and regulations could lead to higher employee turnover and negative publicity, and subject us to penalties and other legal liabilities, which could adversely affect our business and results of operations and potentially cause us to close some restaurants in these jurisdictions.

In addition, a significant number of our restaurant crew are paid at rates impacted by the applicable minimum wage. To the extent implemented, federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could, to the extent implemented, materially increase our labor and other costs. Several states in which we operate have approved minimum wage increases that are above the federal minimum. As more jurisdictions implement minimum wage increases, we expect our labor costs will continue to increase. Our ability to respond to minimum wage increases by increasing menu prices depends on willingness of our guests to pay the higher prices and our perceived value relative to competitors. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards and compliance costs, which could result in higher costs for goods and services supplied to us.

Additionally, while our employees are not currently covered by any collective bargaining agreements, union organizers have engaged in efforts to organize our employees and those of other restaurant companies. If a significant portion of our employees were to become covered by collective bargaining agreements, our labor costs could increase, and it could negatively impact our culture and reduce our flexibility to attract and retain top performing employees. Labor unions have attempted, and likely will continue to attempt, to attract media attention to their organizing efforts in our restaurants, and their organizing efforts include claims that Chipotle mistreats or undervalues its employees. Despite our efforts to provide more accurate information about our policies and practices, these messages may dissuade guests from patronizing our restaurants.

If we are not able to hire, train, reward and retain qualified restaurant crew and/or if we are not able to appropriately plan our workforce, our growth plan and profitability could be adversely affected.

We rely on our restaurant-level employees to consistently provide high-quality food and positive experiences to our guests. In addition, our ability to continue to open new restaurants depends on our ability to recruit, train and retain high-quality crew members to manage and work in our restaurants. Maintaining appropriate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning, which has become more complex due to predictive scheduling (“fair workweek”) laws and “just cause” termination legislation. If we fail to appropriately plan our workforce, it could adversely impact guest satisfaction, operational efficiency and restaurant profitability. In addition, if we fail to adequately monitor and proactively respond to employee dissatisfaction, it could lead to poor guest satisfaction, higher turnover, litigation and unionization efforts. The COVID-19 pandemic has exacerbated staffing complexities for us and other restaurant operators, and during 2020 we were forced to temporarily close some restaurants or limit operating hours due to employee illnesses, fear of contracting COVID or caregiving responsibilities among our restaurant crew. COVID-19 has also resulted in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. Our failure to recruit and retain new restaurant crew members in a timely manner or higher employee turnover levels all could affect our ability to open new restaurants and grow sales at existing restaurants, and we may experience higher than projected labor costs.

Risks Related to IT Systems, Cybersecurity and Data Privacy

Cybersecurity breaches or other privacy or data security incidents could result in unauthorized access, theft, modification or destruction of confidential guest, personal employee and other material, confidential information that is stored in our systems or by third parties on our behalf, which may adversely affect our business.

A cyber incident generally refers to any intentional attack or an unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data or steal or expose confidential information or intellectual property. A cyber incident that compromises the information of our guests or employees could result in widespread negative publicity, damage to our reputation, a loss of guests, disruption of our business and legal liabilities. As our reliance on technology has grown, the scope and severity of risks posed to our systems from cyber threats has increased. In addition, as more business activities have shifted online and more people are working remotely, including as a result of COVID-19, we have experienced an increase in cybersecurity threats and attempts to breach our security networks. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until attacks are launched or have been in place for a period of time. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, malware and other events that could have a security impact; however there can be no assurance that these measures will be effective.

The majority of our restaurant sales are made by credit or debit cards, and we also maintain personal information regarding our employees and confidential information about our guests and suppliers. We segment our card data environment and employ a cyber security protection program that is based on proven industry frameworks. This program includes but is not limited to cyber security techniques, tactics and procedures, including the deployment of a robust set of security controls, continuous monitoring and detection programs, network protections, vendor selection criteria, secure software development programs and ongoing employee training, awareness and incident response preparedness. In addition, we continuously scan our environment for any vulnerabilities, perform penetration testing, engage third parties to assess effectiveness of our security measures and collaborate with members of the cyber security community. However, there are no assurances that such programs will prevent or detect cyber security breaches.

From time to time we have been, and likely will continue to be, the target of cyber and other security threats. For example, some of our guests have experienced account takeover fraud, in which guests use the same log in credentials on multiple websites and, when a third party fraudulently obtains those credentials, they can gain unauthorized access to their accounts and charge food orders to the credit card linked to the account (without accessing credit card data). We may in the future become subject to other legal proceedings or governmental investigations for purportedly fraudulent transactions arising out of the actual or alleged theft of our consumers’ credit or debit card information or if consumer or employee information is obtained by unauthorized persons or used inappropriately. Any such claim or proceeding, or any adverse publicity resulting from such an event, may have a material adverse effect on our business and we may incur significant remediation costs.

Cybersecurity breaches also could result in a violation of applicable U.S. and international privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. For example, the European Union’s General Data Protection Regulation (“GDPR”) requires companies to meet certain requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. Additionally, the California Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, provides a private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and the right for consumers to request deletion of personal information (subject to certain exceptions). If we fail, or are perceived to have failed, to properly respond to security breaches of our or third party’s information technology systems or fail to properly respond to consumer requests under the CCPA, we could experience reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.

Compliance with the GDPR, the CCPA and other current and future applicable international and U.S. privacy, cybersecurity and related laws can be costly and time-consuming. We make significant investments in technology, third-party services and internal personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss. In addition, media or other reports of existing or perceived security vulnerabilities in our systems or those of our third-party business partners or service providers can also adversely impact our brand and reputation and materially impact our business, even if no breach has been attempted or has occurred.

We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply, we could be subject to government enforcement actions, private litigation and adverse publicity.

The regulatory environment related to data privacy and cybersecurity is changing at an ever-increasing pace, with new and increasingly rigorous requirements applicable to our business. Complying with newly developed laws and regulations, which are subject to change and uncertain interpretations and may be inconsistent from state to state or country to country, may lead to a decline in guest engagement or cause us to incur substantial costs or modifications to our operations or business practices to comply.

We are subject to the European Union’s GDPR, which requires companies to meet certain requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. Additionally, in July 2020, the European Court of Justice’s invalidation of cross-border data transfer mechanisms such as the U.S.-E.U. Privacy Shield and the Standard Contractual Clauses has imposed new uncertainty in privacy compliance and an adverse impact on operational efficiency with our third-party vendors.

The Federal Trade Commission and many State Attorneys General are also interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Maintaining our compliance with those requirements may limit our ability to obtain data used to provide a more personalized guest experience. The CCPA provides a private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt-out of certain data sharing with third parties and gives consumers the right to request deletion of personal information (subject to certain exceptions). If we fail, or are perceived to have failed, to properly respond to security breaches of our or third party’s information technology systems or fail to properly respond to consumer requests under the CCPA, we could experience regulatory fines, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.

We rely heavily on information technology systems and failures or interruptions in our IT systems could harm our ability to effectively operate our business and/or result in the loss of guests or employees.

We rely heavily on information technology systems, including the point-of-sale and payment processing system in our restaurants, technologies supporting our online ordering, digital and delivery business, technologies that traceback ingredients to suppliers and growers and manage our supply chain, our rewards program, technologies that facilitate marketing initiatives, employee engagement and payroll processing, and various other processes and transactions. Our ability to effectively manage our business and coordinate the procurement, production, distribution, safety and sale of our products depends significantly on the availability, reliability and security of these systems. Many of these critical systems are provided and managed by third parties, and we are reliant on these third-party providers to implement protective measures that ensure the security and availability of their systems. Although we have operational safeguards in place, these safeguards may not be effective in preventing the failure of these third-party systems or platforms to operate effectively and be available. Failures may be caused by various factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or the third-party service providers. If any of our critical IT systems were to become unreliable, unavailable, compromised or otherwise fail, and we were unable to recover in a timely manner, we could experience an interruption in our operations that could have a material adverse impact on our profitability.

Our inability or failure to execute on a comprehensive business continuity plan at our restaurant support centers following a disaster or force majeure event could have a material adverse impact on our business.

Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one location. We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information, and the COVID-19 pandemic has provided a limited test of our ability to manage our business remotely. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans security may not adequately address all threats we face or protect us from loss.

Legal and Regulatory Risks

A violation of Chipotle’s Deferred Prosecution Agreement could have an adverse effect on our business and reputation.

In April 2020, Chipotle signed a Deferred Prosecution Agreement (the “DPA”), which was filed in the U.S. District Court for the Central District of California, to settle an official criminal investigation conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations (collectively, the “DOJ”), into company-wide food safety matters that occurred in our restaurants dating back to January 1, 2013. Pursuant to the DPA, the DOJ filed a two-count Class A Misdemeanor Information in the United States District Court for the Central District of California charging Chipotle with adulterating and causing food to be adulterated within the meaning of the Federal Food, Drug and Cosmetic Act (“FDCA”) while such food was held for sale. Under the DPA, Chipotle paid a $25 million fine and is required to enhance and maintain a comprehensive compliance program that is designed to ensure Chipotle complies with all applicable federal and state food safety laws. The DOJ agreed that if Chipotle is in full compliance with all of its obligations under the DPA at the conclusion of the three-year deferred prosecution term, the DOJ will move to dismiss the two-count information filed against Chipotle. Full compliance with the DPA requires, among other things, Chipotle to conduct a root cause analysis of the historic food safety matters, maintain and annually update a comprehensive food safety plan and comply with applicable provisions of the FDCA.

Chipotle owns and operates over 2,700 restaurants and we dedicate substantial resources to our food safety program; however, even with strong preventative controls and interventions, food safety risks cannot be completely eliminated in any restaurant. Food safety risks may arise due to possible failures by restaurant crew or suppliers to follow food safety policies and procedures, employees or guests coming to the restaurant while ill or serving contaminated food ingredients. If Chipotle is found to have breached the terms of the DPA, the DOJ may elect to prosecute, or bring a civil action against the company for conduct alleged in the DPA’s Statement of Facts, which could result in additional fines, penalties, and have material adverse impacts on our results of operations. In addition, further action by the DOJ may significantly and adversely affect our brand and reputation, especially in light of our highly publicized food safety incidents in 2015 – 2017.

We could be party to litigation or other legal proceedings that could adversely affect our business, results of operations and reputation.

We have been and, in the future, we likely will be subject to litigation and other legal proceedings that may adversely affect our business. These legal proceedings may involve claims brought by employees, guests, government agencies, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These legal proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour, employment of minors, discrimination, wrongful termination, and vacation and family leave laws; food safety issues including food-borne illness, food contamination and adverse health effects from consumption of our food products; data security or privacy breaches; guest discrimination; personal injury in our restaurants; trademark infringement; violation of the federal securities laws or other concerns. For example, a number of lawsuits have been filed against us alleging violations of federal and state employment laws, including wage and hour claims; and in 2020 we settled an official criminal investigation by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations, related to company-wide food safety matters dating back to 2013. We could be involved in similar or even more significant litigation and legal proceedings in the future. Even if the allegations against us in current or future legal matters are unfounded or we ultimately are not held liable, the costs to defend ourselves may be significant and the litigation may subject us to substantial settlements, fines, penalties or judgments against us and may divert management's attention away from operating our business, all of which could negatively impact our financial condition and results of operations. Litigation also may generate negative publicity, regardless of whether the allegations are valid, or we ultimately are liable, which could damage our reputation, and adversely impact our sales and our relationship with our employees and guests.

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

•employment practices and working conditions, including minimum wage rates, wage and hour practices, Fair Workweek legislation, employment of minors, discrimination, harassment, classification of employees, paid and family leave, workplace safety, immigration and overtime among others;

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

•data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information, and payment card industry standards and requirements;

•environmental matters, such as emissions and air quality, water consumption, the discharge, storage, handling, release, and disposal of hazardous or toxic substances, and local ordinances restricting the types of packaging we can use in our restaurants; and

•public company compliance, disclosure and governance matters, including accounting and tax regulations, SEC and NYSE disclosure requirements.

Compliance with these laws and regulations, and future new laws or changes in these laws or regulations that impose additional requirements, can be costly. Any failure or perceived failure to comply with these laws or regulations could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

Risks Related to Our Growth and Business Strategy

If we are unable to meet our projections for new restaurant openings, or efficiently maintain the attractiveness of our existing restaurants, our profitability could suffer.

Our growth strategy depends on our ability to continue to open new restaurants and operate them profitably. Historically, it can take up to 24 months to ramp up the sales and profitability of a new restaurant. During the ramp-up phase, the restaurant’s sales and income are below the levels at which we expect them to normalize and costs may be higher as we train new employees and adjust our food deliveries and preparation to sales trends. If we are unable to build the customer base that we expect or overcome the initial higher costs associated with new restaurants, our new restaurants may not be as profitable as our existing restaurants. Our ability to open and profitably operate new restaurants also is subject to various risks, such as the identification and availability of economically viable locations, the negotiation of acceptable lease terms, the ability to operate with a Chipotlane, the need to obtain all required governmental permits (including zoning approvals and liquor licenses) and to comply with other regulatory requirements, the availability of capable contractors and subcontractors, the ability to meet construction schedules and budgets, the ability to manage labor activities that could delay construction, increases in labor and building material costs, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated sales and earnings in future periods.

In addition, in an effort to increase same-restaurant sales and improve our operating performance, we continue to improve our existing restaurants through remodels, upgrades and regular upkeep. If the costs associated with remodels, upgrades or regular upkeep are higher than anticipated, restaurants are closed for remodeling for longer periods than planned or remodeled restaurants do not perform as expected, we may not realize our projected desired return on investment, which could have a negative effect on our operating results.

Substantially all of our restaurants operate in leased properties subject to long-term leases. If we are unable to secure new leases on favorable terms, terminate unfavorable leases or renew or extend favorable leases, our profitability may suffer.

We operate substantially all of our restaurants in leased facilities. It is becoming increasing challenging to locate and secure favorable lease facilities for new restaurants as competition for restaurant sites in our target markets is intense. Development and leasing costs are increasing, particularly for urban locations. These factors could negatively impact our ability to manage our occupancy costs, which may adversely impact our profitability. In addition, any of these factors may be exacerbated by economic factors, which may result in an increased demand for developers and contractors that could drive up our construction and leasing costs. Also, as we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will decline, making it increasingly difficult to achieve levels of sales and profitability growth that we achieved in prior years.

From time to time we may close or relocate a restaurant if a current location becomes less profitable as a result of adverse economic conditions or local regulatory compliance in the area. We also have closed some restaurants where the impact of COVID-19 was severe. If the closures continue for a long period of time we may not be able to recover our investment due to the high rental rates. Because substantially all of our restaurants operate in leased facilities, we may incur significant lease termination expenses when we close or relocate a restaurant and are often obligated to continue rent and other lease related payments after restaurant closure. We also may incur significant asset impairment and other charges in connection with closures and relocations. If the lease termination cost is significant, we may decide to keep underperforming restaurants open. Ongoing lease obligations at closed or underperforming restaurant locations could decrease our results of operations. In addition, we may be unable to renew a lease without substantial additional cost at the end of the lease term and expiration of all renewal periods. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks that may have an adverse effect on our operating performance.

Our failure to effectively manage our growth could have a negative adverse effect on our business and financial results.

As of December 31, 2020, we owned and operated 2,764 Chipotle restaurants and we plan to open a significant number of new restaurants in the next several years. Our existing restaurant management systems, back office technology systems and processes, financial and management controls, information systems and personnel may not be adequate to support our continued growth. To effectively manage a larger number of restaurants, we may need to upgrade and expand our infrastructure and information systems, automate more processes that currently are manual or require manual intervention and hire, train and retain restaurant crew and corporate support staff, all of which may result in increased costs and at least temporary inefficiencies. We also place a lot of importance on our culture, which we believe has been an important contributor to our success, and as we continue to grow, it may be increasingly difficult to maintain our culture. Our failure to sufficiently invest in our infrastructure and information systems and maintain our strong staffing and culture could harm our brand and operating results.

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

We believe the market price of our common stock generally has traded at a higher price-earnings ratio than stocks of most of our peer companies as well as the overall market, which typically has reflected market expectations for higher future operating results. At any given point in time, our price-earnings ratio may trade at more than twice the price-earnings ratio of the S&P 500. Also, the trading market for our common stock has been volatile at times, including as a result of adverse publicity events. As a result, if we fail to meet market expectations for our operating results in the future, any resulting decline in the price of our common stock could be significant.

General Risk Factors

Economic and business factors that are largely beyond our control may adversely affect consumer behavior and the results of our operations.

Restaurant dining generally is dependent upon consumer discretionary spending, which may be affected by general economic conditions that are beyond our control. For example, international, domestic and regional economic conditions, consumer income levels, financial market volatility, a slow or stagnant pace of economic growth, rising energy costs, rising interest rates, social unrest, and governmental, political and budget concerns or divisions may have a negative effect on consumer confidence and discretionary spending. In addition, a new presidential and legislative administration recently took office, and it is not yet known what changes the new administration will make to economic or tax policies and how those policies will impact the economy or consumer discretionary spending. Any significant decrease in our guest traffic or average transactions would negatively impact our financial performance. Any actual or perceived threat of a pandemic or communicable disease, terrorist attack, mass shooting, heightened security requirements, including cybersecurity, or a failure to protect information systems for critical infrastructure, such as the electrical grid and telecommunications systems, could harm our operations, the economy or consumer confidence generally. Any of the above factors or other unfavorable changes in business and economic conditions affecting our guests could increase our costs, reduce traffic in some or all of our restaurants or limit our ability to increase pricing, any of which could lower our profit margins and have a material adverse effect on our sales, financial condition and results of operations. These factors also could cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurant locations. Further, poor economic conditions may force nearby businesses to shut down, which could reduce traffic to our restaurants or cause our restaurant locations to be less attractive.

Our quarterly financial results may fluctuate significantly, including due to factors that are not in our control.

Our quarterly financial results may fluctuate significantly and could fail to meet investors’ expectations for various reasons, including:

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

•tax expenses, asset impairment charges and non-operating costs; and

•variations in general economic conditions, including the impact of declining interest rates on our interest income.

As a result of any of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, there were 2,768 restaurants operated by Chipotle and our consolidated subsidiaries, 2,764 of which were Chipotle restaurants. Our main office is located at 610 Newport Center Drive, Newport Beach, CA 92660 and our telephone number is (949) 524-4000. We lease our main office and substantially all of the properties on which we operate restaurants. We own 17 properties and operate restaurants on all of them. For additional information regarding the lease terms and provisions, see Note 10. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

As of February 8, 2021, there were approximately 935 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Purchases of Equity Securities by the Issuer

On March 20, 2020, we temporarily suspended our stock repurchase program. The total remaining dollar value of shares that may yet be purchased under our stock repurchase program is $115.0 million as of December 31, 2020.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2015, through December 31, 2020, to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2015. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. The values shown are neither indicative nor determinative of future performance. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Chipotle Mexican Grill, Inc., the S&P 500 Index and the S&P 500 Restaurant Index
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Chipotle Mexican Grill, Inc.
S&P 500
S&P 500 Restaurants

Company/Index	Dec. 31, 2015	Dec. 30, 2016	Dec. 30, 2017	Dec. 30, 2018	Dec. 30, 2019	Dec. 29, 2020
Chipotle Mexican Grill, Inc.	$100	$79	$60	$90	$174	$289
S&P 500	100	110	131	123	158	184
S&P 500 Restaurants	100	101	124	134	163	188

*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Source data: S&P Capital IQ

ITEM 6.  SELECTED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data.” The data shown below is not necessarily indicative of results to be expected for any future period (dollar and share amounts in thousands, except per share data).

	Year ended December 31,
	2020	2019	2018	2017	2016
Statement of Income:
Food and beverage revenue	$5,920,545	$5,561,036	$4,860,626	$4,476,412	$3,904,384
Delivery service revenue	64,089	25,333	4,359	-	-
Total revenue	5,984,634	5,586,369	4,864,985	4,476,412	3,904,384
Food, beverage and packaging costs	1,932,766	1,847,916	1,600,760	1,535,428	1,365,580
Labor costs	1,593,013	1,472,060	1,326,079	1,205,992	1,105,001
Occupancy costs	387,762	363,072	347,123	327,132	293,636
Other operating costs	1,030,012	760,831	680,031	651,644	641,953
General and administrative expenses	466,291	451,552	375,460	296,388	276,240
Depreciation and amortization	238,534	212,778	201,979	163,348	146,368
Pre-opening costs	15,515	11,108	8,546	12,341	17,162
Impairment, closure costs and asset disposals	30,577	23,094	66,639	13,345	23,877
Total operating expenses	5,694,470	5,142,411	4,606,617	4,205,618	3,869,817
Income from operations	290,164	443,958	258,368	270,794	34,567
Interest and other income, net	3,617	14,327	10,068	4,949	4,172
Income before income taxes	293,781	458,285	268,436	275,743	38,739
Benefit/(provision) for income taxes	61,985	(108,127)	(91,883)	(99,490)	(15,801)
Net income	$355,766	$350,158	$176,553	$176,253	$22,938
Earnings per share:
Basic	$12.74	$12.62	$6.35	$6.19	$0.78
Diluted	$12.52	$12.38	$6.31	$6.17	$0.77
Weighted average common shares: outstanding
Basic	27,917	27,740	27,823	28,491	29,265
Diluted	28,416	28,295	27,962	28,561	29,770

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total current assets	$1,420,237	$1,072,204	$814,794	$629,535	$522,374
Total assets	$5,982,896	$5,104,604	$2,265,518	$2,045,692	$2,026,103
Total current liabilities	$822,199	$666,593	$449,990	$323,893	$281,793
Total liabilities	$3,962,761	$3,421,578	$824,179	$681,247	$623,610
Total shareholders’ equity	$2,020,135	$1,683,026	$1,441,339	$1,364,445	$1,402,493

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with Item 6. “Selected Financial Data” and our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons of 2020 to 2019. Discussions of 2018 items and year-to-year comparisons of 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2019. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that might cause such differences include those described in Item 1A. “Risk Factors” and elsewhere in this report.

Overview

As of December 31, 2020, we operated 2,724 Chipotle restaurants throughout the United States, 40 international Chipotle restaurants, and four non-Chipotle restaurants. We are committed to making good food more accessible to everyone while continuing to be a brand with a demonstrated purpose.

Overview of the Impact of COVID-19

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future. In response to COVID-19, we temporarily closed some restaurants and dining rooms in our restaurants. We continue to follow guidance from health officials in determining the appropriate restrictions to put in place for each restaurant. As of December 31, 2020, the majority of our restaurants have been reopened for dine-in with restrictions, such as social distancing and mask requirements for all customers, to ensure the health and safety of our guests and employees. Certain restaurants only offer take-out, digital order ahead and delivery services in accordance with local guidance and regulations. For a further discussion of the impacts that COVID-19 has had on our financial results refer to the “Results of Operations.”

We remain in regular contact with our major suppliers and while to date we have not experienced significant disruptions in our supply chain, we could see future disruptions should the impacts of COVID-19 extend for a considerable amount of time. Within our restaurants, we have taken a number of steps to enhance our robust food safety protocols including the creation of the steward role which is focused on sanitization in high-touch and high-traffic areas, providing masks for all employees, and having a tamper evident packaging seal for all digital orders. To support our employees, we have eliminated non-essential travel, implemented work from home for our support centers, and significantly expanded employee benefits. We remain focused on reducing non-essential controllable costs and judiciously spending on return generating projects to preserve liquidity. We suspended our stock buyback program during the first quarter of 2020. If our business continues to improve and the economy continues to stabilize, we may begin buying again in the first or second quarter of 2021.

2020 Financial Highlights

•Total revenue increased 7.1% to $6.0 billion in 2020 compared to $5.6 billion in 2019

•Comparable restaurant sales increased 1.8%

•Diluted earnings per share (“diluted EPS”) for 2020 increased to $12.52, which included an income tax benefit of $3.79, offset by a $2.00 after-tax impact from expenses related to legal, corporate restructuring, restaurant closure costs, and certain other costs, a 1.1% increase from $12.38 in 2019.

Sales Trends. Average restaurant sales were $2.223 million for the year ended December 31, 2020, an increase from $2.205 million for the year ended December 31, 2019. We define average restaurant sales as the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

Total revenue was $6.0 billion in 2020, an increase of 7.1% from $5.6 billion in 2019. The increase was attributable to new restaurant openings and increased comparable restaurant sales. Comparable restaurant sales increased 1.8% for the full year 2020. Comparable restaurant sales represent the change in period-over-period sales or transactions for restaurants in operation for at least 13 full calendar months.

We continue to invest in improving our digital platforms and have significantly upgraded our capabilities by digitizing almost all of our digital-make lines, expanding our partnerships with multiple third-party delivery services and building more Chipotlanes, which is our drive through format for digital order pickups. Digital sales, which includes delivery and customer pick-up, increased 174.1% year over year and accounted for 46.2% of 2020 sales, compared to 10.9% of 2019 sales. The shift to digital sales accelerated in March 2020 as a result of the COVID-19 pandemic.

Restaurant Operating Costs. During the year ended December 31, 2020, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) were 82.6% of total revenue, an increase from 79.5% in 2019. The increase was driven primarily by COVID-19 related impacts including increased delivery expenses, assistance and exclusion pay, elevated beef prices, increased incidence of steak, and fewer sales of high margin beverages. The increase was partially offset by benefits from menu price increases, lower avocado pricing and improved labor efficiency realized from digital enhancements to the restaurants.

Restaurant Development. For the full year 2020, we opened 161 new restaurants, which included 100 restaurants with a Chipotlane. We expect to open approximately 200 new restaurants in 2021.

Restaurant Activity

The following table details restaurant unit data for the years indicated.

	Year ended December 31,
	2020	2019	2018
Beginning of period	2,622	2,491	2,408
Chipotle openings	160	139	137
Pizzeria Locale openings	1	1	-
Chipotle permanent closures	(9)	(7)	(43)
Chipotle relocations	(6)	(2)	(5)
Pizzeria Locale closures	-	-	(5)
TastyMade closures	-	-	(1)
Total restaurants at end of period	2,768	2,622	2,491

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Year ended December 31,			Percentage change
	2020	2019	2018	2020/2019	2019/2018
	(dollars in millions)
Food and beverage revenue	$5,920.5	$5,561.0	$4,860.6	6.5%	14.4%
Delivery service revenue	64.1	25.3	4.4	153.0%	475.8%
Total revenue	$5,984.6	$5,586.4	$4,865.0	7.1%	14.8%
Average restaurant sales (1)	$2.2	$2.2	$2.0	(1.0%)	10.8%
Comparable restaurant sales increase (decrease)	1.8%	11.1%	4.0%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase in 2020 were new restaurant openings and comparable restaurant sales increases. Comparable restaurant sales increased $77.7 million and revenue from restaurants not yet in the comparable restaurant base contributed $319.9 million to the total revenue increase, of which $126.4 million was attributable to restaurants opened in 2020.

Food, Beverage and Packaging Costs

	Year ended December 31,			Percentage change
	2020	2019	2018	2020/2019	2019/2018
	(dollars in millions)
Food, beverage and packaging	$1,932.8	$1,847.9	$1,600.8	4.6%	15.4%
As a percentage of total revenue	32.3%	33.1%	32.9%	(0.8%)	0.2%

Food, beverage and packaging costs decreased as a percentage of total revenue in 2020 primarily due to menu price increases taken in the second half of 2020, favorable avocado pricing and better waste control. These benefits were partially offset by fewer sales of high margin beverages, COVID-19 related mix shifts, elevated beef pricing due to plant shutdowns in the summer of 2020, and higher dairy pricing.

Labor Costs

	Year ended December 31,			Percentage change
	2020	2019	2018	2020/2019	2019/2018
	(dollars in millions)
Labor costs	$1,593.0	$1,472.1	$1,326.1	8.2%	11.0%
As a percentage of total revenue	26.6%	26.4%	27.3%	0.2%	(0.9%)

Labor costs increased as a percentage of total revenue in 2020 primarily due to COVID-19 related labor costs, which included assistance pay for restaurant employees and expansion of our emergency leave benefits to accommodate those directly affected by COVID-19. Our assistance pay program ended on June 7, 2020, while the expansion of emergency leave benefits remains in place as of December 31, 2020. These COVID-19 related increases were partially offset by the benefits of menu price increases taken in the second half of 2020 and improved labor efficiency realized from digital enhancements to the restaurants.

Occupancy Costs

	Year ended December 31,			Percentage change
	2020	2019	2018	2020/2019	2019/2018
	(dollars in millions)
Occupancy costs	$387.8	$363.1	$347.1	6.8%	4.6%
As a percentage of total revenue	6.5%	6.5%	7.1%	0.0%	(0.6%)

Occupancy costs as a percentage of total revenue remained consistent in 2020 as compared to 2019. COVID-19 had an immaterial impact on occupancy costs for the year ended December 31, 2020.

Other Operating Costs

	Year ended December 31,			Percentage change
	2020	2019	2018	2020/2019	2019/2018
	(dollars in millions)
Other operating costs	$1,030.0	$760.8	$680.0	35.4%	11.9%
As a percentage of total revenue	17.2%	13.6%	14.0%	3.6%	(0.4%)

Other operating costs include, among other items, marketing and promotional costs, delivery expenses, bank and credit card processing fees, and restaurant utilities and maintenance costs. Other operating costs increased as a percentage of total revenue in 2020 primarily due to increased delivery expenses caused by the significant increase in delivery sales in 2020.

As a result of COVID-19, we are adapting our restaurant operations to the changing environment and are reducing non-essential controllable costs. Sales shifted towards delivery after we temporarily closed our dining rooms to help control the spread of COVID-19. We reprioritized marketing efforts by offering free delivery several times in 2020.

General and Administrative Expenses

	Year ended December 31,			Percentage change
	2020	2019	2018	2020/2019	2019/2018
	(dollars in millions)
General and administrative expense	$466.3	$451.6	$375.5	3.3%	20.3%
As a percentage of total revenue	7.8%	8.1%	7.7%	(0.3%)	0.4%

General and administrative expenses increased in dollar terms in 2020, primarily due to the following: a $20.1 million increase in outside service expense related to company initiatives to support digital and restaurant growth; a $15.8 million increase in wages and benefits primarily due to headcount increase; and $3.8 million increase of lease costs primarily related to our previous corporate headquarters. These increases were partially offset by a $10.7 million decrease in non-cash stock-based compensation expense, primarily related to performance share awards, and a $7.1 million decrease in travel expense related to our decision to halt non-essential employee travel due to the COVID-19 pandemic.

Other than the impact on travel expenses and stock-based compensation discussed above, COVID-19 had a minimal impact on general and administrative expenses. We will continue to assess additional planned general and administrative investments as we better understand the length and severity of the COVID-19 impacts.

Depreciation and Amortization

	Year ended December 31,			Percentage change
	2020	2019	2018	2020/2019	2019/2018
	(dollars in millions)
Depreciation and amortization	$238.5	$212.8	$202.0	12.1%	5.3%
As a percentage of total revenue	4.0%	3.8%	4.2%	0.2%	(0.4%)

Depreciation and amortization increased as a percentage of total revenue in 2020 due to accelerated depreciation associated with our website, mobile app and other technology, new restaurant openings and equipment upgrades in the restaurants primarily to support the growth in our digital business. This increase was partially offset by sales leverage on a partially fixed-cost base.

Impairment, Closure Costs, and Asset Disposals

	Year ended December 31,			Percentage change
	2020	2019	2018	2020/2019	2019/2018
	(dollars in millions)
Impairment, closure costs, and asset disposals	$30.6	$23.1	$66.6	32.4%	(65.3%)
As a percentage of total revenue	0.5%	0.4%	1.4%	0.1%	(1.0%)

Impairment, closure costs, and asset disposals increased in dollar terms in 2020 primarily due to impairments of leasehold improvements, property and equipment and operating lease assets. COVID-19 had a negative impact on our assumptions for future near-term restaurant level cash flows which resulted in elevated impairment charges.

Benefit/(Provision) for Income Taxes

	Year ended December 31,			Percentage change
	2020	2019	2018	2020/2019	2019/2018
	(dollars in millions)
Benefit/(provision) for income taxes	$62.0	$(108.1)	$(91.9)	(157.3%)	17.7%
Effective tax rate	(21.1%)	23.6%	34.2%	(44.7%)	(10.6%)

The effective income tax rate for the year ended December 31, 2020 was lower than the effective income tax rate for the year ended December 31, 2019, primarily due to the federal net operating loss that is estimated for tax year 2020, which we expect to carryback to tax years 2015-2017. The tax benefit is due to the federal income tax rate differential between the 2020 statutory federal income tax rate of 21% and the 2015-2017 statutory federal income tax rate of 35%.

Quarterly Financial Data/Seasonality

See Note 15. “Quarterly Financial Data (Unaudited)” for a table presenting data from the consolidated statements of income for each of the eight quarters in the period ended December 31, 2020.

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

Liquidity and Capital Resources

Historically, our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of December 31, 2020, we had a cash and marketable investments balance of $1.1 billion, excluding restricted cash of $27.8 million. We expect to utilize cash flow from operations to continue investments in new restaurant construction, remodels primarily for restaurants that do not have a digital make line or Chipotlane and technology. Additionally, as of December 31, 2020, we had $600.0 million of undrawn borrowing capacity under a line of credit facility, which expires in May 2021.

As sales fell quickly from the impact of COVID-19, we proactively implemented several actions to reduce cash outlays and expenses. As part of our cash preservation strategy, in March 2020 we temporarily suspended our stock buyback program. In our restaurants, we are working to minimize waste, effectively schedule labor hours, and reduce non-essential controllable costs. We halted all non-essential travel and expenses. We believe that cash from operations, together with our cash and investment balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. Assuming no significant declines in comparable restaurant sales, we expect that we will generate positive cash flow through the foreseeable future. Should our business deteriorate due to changing conditions, there are other actions we can take to further conserve liquidity.

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

Our total capital expenditures for 2020 were $373.4 million. In 2020, we spent on average about $1.1 million in development and construction costs per new restaurant, or about $1.0 million net of landlord reimbursements of $0.1 million. In 2021, we expect to incur about $390 million in total capital expenditures. We expect approximately $220 million in capital expenditures related to our construction of new restaurants, before any reductions for landlord reimbursements. For new restaurants to be opened in 2021, we anticipate average development costs will remain higher than the historical average due to a significant portion including Chipotlanes. We expect approximately $120 million in capital expenditures related to investments in existing restaurants, including updated equipment, technology, remodeling and similar improvements. Finally, we expect a portion of our capital expenditures for the year to be incurred for additional corporate initiatives including building corporate offices, upgrading our mobile app, and other projects.

Contractual Obligations

Our contractual obligations as of December 31, 2020 were as follows:

	Payments Due by Fiscal Year
	Total	2021	2022-2023	2024-2025	Thereafter
	(dollars in millions)
Operating leases(1)	$4,502	$332	$715	$679	$2,776
Purchase obligations(2)	1,862	584	359	454	465
Deemed landlord financing(1)	2	-	1	1	-
Total	$6,366	$916	$1,075	$1,134	$3,241

(1)See Note 10. “Leases” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” This includes commitments related to reasonably certain renewal periods.

(2)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. We have excluded agreements that are cancelable without penalty. The majority of our purchase obligations relate to amounts owed for produce and other ingredients and supplies, orders submitted for equipment for restaurants under construction and planned remodels, information technology, and marketing initiatives and corporate sponsorships.

The above table does not include income tax liabilities for uncertain tax positions for which we are not able to make a reasonably reliable estimate of the amount and period of related future payments. Additionally, we have excluded our estimated loss contingencies, due to uncertainty regarding the timing and amount of payment. See Note 12. “Commitments and Contingencies” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no material off-balance sheet arrangements or obligations.

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

Operating lease assets and liabilities are recognized at time of lease inception. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As we have no outstanding debt nor committed credit facilities, secured or otherwise, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.

Chipotle Rewards Loyalty Program

Eligible customers who enroll in the Chipotle Rewards loyalty program generally earn points for every dollar spent. After accumulating a certain number of points, the customer earns a reward that can be redeemed for a free entrée. Earned rewards generally expire one to two months after they are issued, and points generally expire if an account is inactive for a period of six months.

The estimation of the standalone selling price of points and other rewards issued to customers involves several assumptions, primarily the estimated value of product for which the reward is expected to be redeemed and the probability that the points or reward will expire. Our estimate of points and other rewards we expect to be redeemed is based on historical company specific data. These inputs are subject to change over time due to factors such as menu price increases, changes in point redemption options and changes in customer behavior.

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

The fair value measurement for asset impairment is based on Level 3 inputs. We first compare the carrying value of the asset (or asset group, referred interchangeably throughout as asset) to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value. The estimated fair value of the asset is generally determined using the income approach to measure the fair value, which is based on the present value of estimated future cash flows. Key inputs to the income approach for restaurant assets include the discount rate, projected revenue and expenses, and sublease income if we are closing the restaurant. In certain cases, management uses other market information, when available, to estimate the fair value of an asset. The impairment charges represent the excess of each asset’s carrying amount over its estimated fair value and are allocated among the long-lived asset or assets of the group.

Our estimates of future revenues and expenses are highly subjective judgments based on internal projections and knowledge of our operations, historical performance, and trends in sales and restaurant operating costs, and can be significantly impacted by changes in our business or economic conditions. The determination of asset fair value is also subject to significant judgment and utilizes valuation techniques including discounting estimated future cash flows and market-based analyses to determine fair value. If our estimates or underlying assumptions, including discount rate and sublease income change in the future, our operating results may be materially impacted.

Stock-based Compensation

We recognize compensation expense for equity awards over the requisite service period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock-only stock appreciation rights (“SOSARs”), and we use the Monte Carlo simulation model to determine the fair value of stock awards that contain market conditions. Both of these models require assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility assumption was based on our historical data and implied volatility, and the expected life assumptions were based on our historical data. Similarly, the compensation expense of performance share awards is based in part on the estimated probability of achieving levels of performance associated with particular levels of payout for performance shares. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, including but not limited to growth in comparable restaurant sales and average restaurant level margin, and different assumptions may have resulted in different conclusions regarding the probability of our achieving future levels of performance relevant to the payout levels for the awards. Had we arrived at different assumptions of stock price volatility or expected lives of our SOSARs, or if we changed our assumptions regarding the probability of our achieving future levels of performance with respect to performance share awards, our stock-based compensation expense and results of operations may be materially different.

Insurance Liability

We are self-insured for a significant portion of our employee health benefits programs, and carry significant retentions for risks and associated liabilities with respect to workers’ compensation, general liability, property and auto damage, employment practices liability, cyber liability and directors and officer’s liability. Predetermined loss limits have been arranged with third-party insurance companies to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. If a greater amount of claims occurs compared to what we have estimated, or if medical costs increase beyond what we expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Actual claims experience could also be more favorable than estimated, which would result in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs.

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

Income Taxes

Our benefit/(provision) for income taxes, deferred tax assets and liabilities including valuation allowance requires the use of estimates based on our management’s interpretation and application of complex tax laws and accounting guidance. We are primarily subject to income taxes in the United States. We establish reserves for uncertain tax positions for material, known tax exposures in accordance with Accounting Standards Codification (“ASC”) 740 relating to deductions, transactions and other matters involving some uncertainty as to the measurement and recognition of the item. We may adjust these reserves when our judgment changes as a result of the evaluation of new information not previously available and will be reflected in the period in which the new information is available. While we believe that our reserves are adequate, issues raised by a tax authority may be resolved at an amount different than the related reserve and could materially increase or decrease our income tax provision in future periods.

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

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2020, we had $1.0 billion in investments and interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and $59.7 million in accounts with an earnings credit we classify as interest and other income, which combined earned a weighted average interest rate of 0.20%.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chipotle Mexican Grill, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 10 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019.

Basis for Opinion

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation and accounting for stock-based compensation

Description of the Matter

The Company incurred $84.5 million in stock-based compensation expense during the year ended December 31, 2020. Approximately 229,000 of the Company’s vested and non-vested stock awards were subject to service and performance conditions during the year ended December 31, 2020. As described in Notes 1 and 8 of the consolidated financial statements, the Company estimates the grant date fair value of the stock awards and expenses the fair value of stock awards subject to service conditions over the respective vesting period. Stock-based compensation expense of stock awards subject to performance conditions is based on the estimated probability of achieving levels of performance associated with particular levels of payout. Additionally, at each reporting period, the Company evaluates the probable outcome of the performance conditions including consideration of significant assumptions and as applicable, recognizes the cumulative effect of the change in estimate in the period of the change.

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

Our substantive audit procedures included, among others, testing the significant assumptions underlying the performance conditions (e.g., certain targets related to growth in comparable restaurant sales and average restaurant margin) and testing the completeness and accuracy of the underlying data. We evaluated management’s significant assumptions by comparing the assumptions to current market and economic trends, historical results of the Company’s business, and to other relevant factors. We additionally performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the stock awards subject to performance conditions resulting from changes in the assumptions. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Notes 1 and 8 of the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Irvine, California

February 9, 2021

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$607,987	$480,626
Accounts receivable, net	104,500	80,545
Inventory	26,445	26,096
Prepaid expenses and other current assets	54,906	57,076
Income tax receivable	282,783	27,705
Investments	343,616	400,156
Total current assets	1,420,237	1,072,204
Leasehold improvements, property and equipment, net	1,584,311	1,458,690
Long-term investments	102,328	-
Restricted cash	27,849	27,855
Operating lease assets	2,767,185	2,505,466
Other assets	59,047	18,450
Goodwill	21,939	21,939
Total assets	$5,982,896	$5,104,604
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$121,990	$115,816
Accrued payroll and benefits	203,054	126,600
Accrued liabilities	164,649	155,843
Unearned revenue	127,750	95,195
Current operating lease liabilities	204,756	173,139
Total current liabilities	822,199	666,593
Commitments and contingencies (Note 12)
Long-term operating lease liabilities	2,952,296	2,678,374
Deferred income tax liabilities	149,422	37,814
Other liabilities	38,844	38,797
Total liabilities	3,962,761	3,421,578
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2020 and 2019, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 36,704 and 36,323 shares issued as of December 31, 2020 and 2019, respectively	367	363
Additional paid-in capital	1,549,909	1,465,697
Treasury stock, at cost, 8,703 and 8,568 common shares as of December 31, 2020 and 2019, respectively	(2,802,075)	(2,699,119)
Accumulated other comprehensive loss	(4,229)	(5,363)
Retained earnings	3,276,163	2,921,448
Total shareholders' equity	2,020,135	1,683,026
Total liabilities and shareholders' equity	$5,982,896	$5,104,604

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Food and beverage revenue	$5,920,545	$5,561,036	$4,860,626
Delivery service revenue	64,089	25,333	4,359
Total revenue	5,984,634	5,586,369	4,864,985
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	1,932,766	1,847,916	1,600,760
Labor	1,593,013	1,472,060	1,326,079
Occupancy	387,762	363,072	347,123
Other operating costs	1,030,012	760,831	680,031
General and administrative expenses	466,291	451,552	375,460
Depreciation and amortization	238,534	212,778	201,979
Pre-opening costs	15,515	11,108	8,546
Impairment, closure costs, and asset disposals	30,577	23,094	66,639
Total operating expenses	5,694,470	5,142,411	4,606,617
Income from operations	290,164	443,958	258,368
Interest and other income, net	3,617	14,327	10,068
Income before income taxes	293,781	458,285	268,436
Benefit/(provision) for income taxes	61,985	(108,127)	(91,883)
Net income	$355,766	$350,158	$176,553
Earnings per share:
Basic	$12.74	$12.62	$6.35
Diluted	$12.52	$12.38	$6.31
Weighted-average common shares outstanding:
Basic	27,917	27,740	27,823
Diluted	28,416	28,295	27,962

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2020	2019	2018
Net income	$355,766	$350,158	$176,553
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	1,134	726	(2,736)
Unrealized gain on available-for-sale securities, net of income taxes	-	147	159
Other comprehensive income (loss), net of income taxes	1,134	873	(2,577)
Comprehensive income	$356,900	$351,031	$173,976

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2017	35,852	$359	$1,305,090	7,826	$(2,334,409)	$2,397,064	$(306)	$(3,353)	$1,364,445
Stock-based compensation	-	-	69,947	-	-	-	-	-	69,947
Stock plan transactions and other	121	1	(883)	-	-	-	-	-	(882)
Acquisition of treasury stock	-	-	-	450	(166,147)	-	-	-	(166,147)
Net income	-	-	-	-	-	176,553	-	-	176,553
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	159	(2,736)	(2,577)
Balance, December 31, 2018	35,973	$360	$1,374,154	8,276	$(2,500,556)	$2,573,617	$(147)	$(6,089)	$1,441,339
Adoption of ASU No. 2016-02, Leases (Topic 842)	-	-	-	-	-	(2,327)	-	-	(2,327)
Stock-based compensation	-	-	92,062	-	-	-	-	-	92,062
Stock plan transactions and other	350	3	(519)	-	-	-	-	-	(516)
Acquisition of treasury stock	-	-	-	292	(198,563)	-	-	-	(198,563)
Net income	-	-	-	-	-	350,158	-	-	350,158
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	147	726	873
Balance, December 31, 2019	36,323	$363	$1,465,697	8,568	$(2,699,119)	$2,921,448	$-	$(5,363)	$1,683,026
Adoption of ASU No. 2016-13, Financial Instrument-Credit Losses (Topic 326)	-	-	-	-	-	(1,051)	-	-	(1,051)
Stock-based compensation	-	-	84,463	-	-	-	-	-	84,463
Stock plan transactions and other	381	4	(251)	-	-	-	-	-	(247)
Acquisition of treasury stock	-	-	-	135	(102,956)	-	-	-	(102,956)
Net income	-	-	-	-	-	355,766	-	-	355,766
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	-	1,134	1,134
Balance, December 31, 2020	36,704	$367	$1,549,909	8,703	$(2,802,075)	$3,276,163	$-	$(4,229)	$2,020,135

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2019	2018
Operating activities
Net income	$355,766	$350,158	$176,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,534	212,778	201,979
Amortization of operating lease assets	184,538	163,952	-
Deferred income tax provision	108,350	29,962	10,585
Impairment, closure costs, and asset disposals	28,874	15,402	61,987
Provision for credit losses	164	33	125
Stock-based compensation expense	82,626	91,396	69,164
Other	3,643	(10,592)	(2,918)
Changes in operating assets and liabilities:
Accounts receivable	3,010	(2,630)	(8,298)
Inventory	(394)	(4,530)	(1,722)
Prepaid expenses and other current assets	(11,442)	(23,066)	(3,811)
Other assets	(26,577)	2,818	(2,005)
Accounts payable	(3,859)	(973)	32,080
Accrued payroll and benefits	76,683	11,759	29,568
Accrued liabilities	5,596	36,543	14,831
Unearned revenue	36,958	30,400	6,829
Income tax payable/receivable	(255,251)	(32,083)	14,439
Deferred rent	-	-	21,297
Operating lease liabilities	(165,154)	(151,557)	-
Other long-term liabilities	1,782	1,862	869
Net cash provided by operating activities	663,847	721,632	621,552
Investing activities
Purchases of leasehold improvements, property and equipment	(373,352)	(333,912)	(287,390)
Purchases of investments	(468,418)	(448,754)	(485,188)
Maturities of investments	419,078	476,723	385,000
Proceeds from sale of equipment	-	13,969	-
Acquisitions of equity method investments	(10,025)	-	-
Net cash used in investing activities	(432,717)	(291,974)	(387,578)
Financing activities
Acquisition of treasury stock	(54,401)	(190,617)	(160,937)
Tax withholding on stock-based compensation awards	(48,555)	(10,420)	(5,411)
Other financing activities	(1,895)	(698)	(187)
Net cash used in financing activities	(104,851)	(201,735)	(166,535)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,076	406	(1,457)
Net change in cash, cash equivalents, and restricted cash	127,355	228,329	65,982
Cash, cash equivalents, and restricted cash at beginning of year	508,481	280,152	214,170
Cash, cash equivalents, and restricted cash at end of year	$635,836	$508,481	$280,152
Supplemental disclosures of cash flow information
Income taxes paid	$85,010	$109,571	$67,053
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$46,975	$36,886	$30,870
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$-	$-	$2,474

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, tacos, and salads, made using fresh, high-quality ingredients. As of December 31, 2020, we operated 2,724 Chipotle restaurants throughout the United States as well as 40 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates four Pizzeria Locale restaurants, a fast-casual pizza concept. We manage our operations based on eight regions and have aggregated our operations to one reportable segment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and our wholly and majority owned subsidiaries after elimination of all intercompany accounts and transactions. Certain prior-year amounts have been reclassified to conform to the current year presentation.

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

Accounts Receivable

Accounts receivable primarily consists of receivables from third party gift card distributors, tenant improvement receivables from landlords, vendor rebates, delivery receivables and interest receivables.

Allowance for Credit Losses

We closely monitor accounts receivable and held to maturity investment balances and estimate the allowance for credit losses. Our estimate is based on historical collection experience, external market data and other factors, including those related to current market conditions and events. Our credit losses associated with accounts receivable and held-to-maturity investments have not historically been material. We adopted Accounting Standards Update (“ASU”) 2016-13 using the modified retrospective approach on January 1, 2020. The allowance for credit losses was $1,588 as of December 31, 2020. The allowance for doubtful accounts was $7 as of December 31, 2019.

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

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized. During the years ended December 31, 2020, 2019 and 2018, we capitalized $9,268, $6,735, and $6,285 of internal cost, respectively. Expenditures for refurbishments and improvements that significantly add to the productivity capacity or extend the useful life are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes option periods that are reasonably certain, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and any related gain or loss is reflected in impairment, closure costs, and asset disposals in the consolidated statements of income. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.

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

Goodwill

Goodwill is not subject to amortization, but instead is tested for impairment at least annually, or when impairment indicators are present, and we are required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. No impairment charges were recognized on goodwill for the years ended December 31, 2020, 2019, and 2018.

Other Assets

Other assets consist primarily of a rabbi trust as described further in Note 9. “Employee Benefit Plans,” software as a service implementation costs where the service period is greater than one year, transferable liquor licenses which are carried at the lower of fair value or cost, rental deposits related to leased properties and an equity method investment described further in Note 4. “Fair Value of Financial Instruments.”

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

Revenue Recognition

We generally recognize revenue, net of discounts and incentives, when payment is tendered at the point of sale. We report revenue net of sales-related taxes collected from customers and remitted to governmental taxing authorities. Beginning with the quarter ended September 30, 2020, we modified the presentation in our consolidated statements of income to disaggregate total revenue between food and beverage revenue and delivery service revenue. Delivery service revenue is comprised of delivery and related service fees charged to customers on sales made through Chipotle’s app and website. Food and beverage revenue primarily relates to the sale of food and beverages. Prior year balances have been reclassified to conform with current year presentation.

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

Chipotle Rewards

Eligible customers who enroll in the Chipotle Rewards loyalty program generally earn points for every dollar spent. After accumulating a certain number of points, the customer earns a reward that can be redeemed for a free entrée. We may also periodically offer promotions, which provide the customer with the opportunity to earn bonus points or free food vouchers (“Bonus Vouchers”). Earned rewards generally expire one to two months after they are issued, and points generally expire if an account is inactive for a period of six months.

We defer revenue associated with the estimated selling price of points or Bonus Vouchers earned by customers as each point or Bonus Voucher is earned, net of points we do not expect to be redeemed. The estimated selling price of each point or Bonus Voucher earned is based on the estimated value of product for which the reward is expected to be redeemed. Our estimate of points and Bonus Vouchers we expect to be redeemed is based on historical company specific data. The cost associated with rewards and Bonus Vouchers redeemed are included in food, beverage, and packaging expense on our consolidated statements of income.

We recognize loyalty revenue within food and beverage revenue on the consolidated statements of income when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our consolidated balance sheets.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $158,570, $141,567 and $111,695 for the years ended December 31, 2020, 2019 and 2018, respectively. Advertising and marketing costs include costs related to free food which a customer does not need to make a purchase to earn. Advertising and marketing costs are included in other operating costs on the consolidated statements of income.

Stock-Based Compensation

We issue shares as part of employee compensation pursuant to the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan (the “2011 Incentive Plan”). Stock-only stock appreciation rights, or “SOSARs”, and stock awards generally vest equally over two and three years and expire after seven years. Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over 12 months which coincides with the service period required to earn the full award. We estimate forfeitures based on historical data when determining the amount of stock-based compensation costs to be recognized in each period. We have also granted stock awards with performance vesting conditions and/or market vesting conditions. Stock awards with performance or market vesting conditions generally vest based on our achievement versus stated targets or criteria over a three-year performance and service period. Compensation expense for stock awards subject to performance conditions is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense on stock awards subject to performance conditions, which is based on the quantity of awards we have determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been provided. Some stock-based compensation awards are made to employees involved in our new restaurant development activities, and expense for these awards is recognized as capitalized development and included in leasehold improvements, property and equipment, net, on the consolidated balance sheets.

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

The fair value measurement for asset impairment is based on Level 3 inputs. See “Fair Value Measurements” above for a description of level inputs. We first compare the carrying value of the asset (or asset group, referred interchangeably throughout as asset) to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value. The estimated fair value of the asset is generally determined using the income approach to measure the fair value, which is based on the present value of estimated future cash flows. Key inputs to the income approach for restaurant assets include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant. In certain cases, management uses other market information, when available, to estimate the fair value of an asset. The impairment charges represent the excess of each asset’s carrying amount over its estimated fair value and are allocated among the long-lived asset or assets of the group.

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

Recently Issued Accounting Standards

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which modifies certain technical guidelines for accounting for income taxes. ASU 2019-12 is effective for reporting periods beginning after December 15, 2020, and early adoption is permitted. We will adopt ASU 2019-12 in the fiscal year beginning January 1, 2021 and do not expect the adoption of ASU 2019-12 will result in a material change to our consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

Recently Adopted Accounting Standards

On January 1, 2020 we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, along with related clarifications and improvements. This pronouncement requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted the standard using the modified-retrospective approach as of the effective date and therefore, we have not applied the standard to the comparative periods presented in our consolidated financial statements. The modified-retrospective approach requires an entity to recognize a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which this guidance is effective. As of January 1, 2020, the adoption of this standard resulted in a net increase to the allowance for credit losses of $1,414, a decrease to our deferred income tax liability of $363, and a decrease to retained earnings of $1,051.

On January 1, 2020 we adopted ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. We adopted the standard prospectively on January 1, 2020. Prior to the adoption of ASU 2018-15, we capitalized implementation costs incurred during the application development phase of cloud computing arrangements to leasehold improvements, property and equipment, net on our consolidated balance sheets and have recognized expense over the useful life of the related asset within depreciation and amortization on our consolidated statements of income. Subsequent to the adoption of ASU 2018-15, we capitalize such costs within prepaid expenses and other current assets or other assets on our consolidated balance sheets and recognize expenses over the expected contract term within general and administrative expenses or other operating costs on our consolidated statements of income, consistent with where the expenses associated with the hosting element of the arrangement are presented. The adoption of ASU 2018-15 did not result in a material change to our consolidated financial statements.

2. Supplemental Balance Sheet Information

Leasehold improvements, property and equipment, net were as follows:

	December 31,
	2020	2019
Land	$12,943	$12,943
Leasehold improvements and buildings	1,921,371	1,765,464
Furniture and fixtures	198,387	182,391
Equipment	755,003	653,909
Construction in Progress	76,317	45,422
Leasehold improvements, property and equipment	2,964,021	2,660,129
Accumulated depreciation	(1,379,710)	(1,201,439)
Leasehold improvements, property and equipment, net	$1,584,311	$1,458,690

Accrued payroll and benefits were as follows:

	December 31,
	2020	2019
Workers' compensation liability	$27,630	$29,837
Accrued payroll	41,784	31,188
Accrued employer payroll taxes, deferred pursuant to the CARES Act	70,812	-
Other accrued payroll and benefits	62,828	65,575
Accrued payroll and benefits	$203,054	$126,600

Accrued liabilities were as follows:

	December 31,
	2020	2019
Sales and use tax payable	$26,419	$26,484
Legal reserve liability	51,214	45,721
Other accrued liabilities	87,016	83,638
Accrued liabilities	$164,649	$155,843

3. Revenue Recognition

Gift Cards

The gift card liability included in unearned revenue on the consolidated balance sheets was as follows:

	December 31,	December 31,
	2020	2019
Gift card liability	$105,413	$84,611

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Year ended
	December 31,
	2020	2019	2018
Revenue recognized from gift card liability balance at the beginning of the year	$39,612	$37,386	$36,094

Chipotle Rewards

Changes in our Chipotle Rewards liability included in unearned revenue on the consolidated balance sheets were as follows:

	Year ended
	December 31,
	2020	2019	2018
Chipotle Rewards liability, beginning balance	$10,584	$-	$-
Revenue deferred	87,259	44,666	-
Revenue recognized	(75,506)	(34,082)	-
Chipotle Rewards liability, ending balance	$22,337	$10,584	$-

4. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Our investments consist of U.S. Treasury notes with maturities of up to 16 months, with $343,616 maturing within one year from December 31, 2020. Fair value of investments is measured using Level 1 inputs (quoted prices for identical assets in active markets). We designate the appropriate classification of our investments at the time of purchase based upon the intended holding period.

Investments, all of which are classified as held-to-maturity, are carried at amortized cost. The fair value of these investments was less than the amortized cost by $117 as of December 31, 2020. We recognize a reserve for expected credit losses when lifetime credit losses are expected by management. As of December 31, 2020, management has concluded that there is no risk of non-payment. No impairment charges were recognized on our investments for the year ended December 31, 2020 and 2019.

We have elected to fund certain deferred compensation obligations through a rabbi trust, the assets of which are designated as trading securities, as described further in Note 9. “Employee Benefit Plans.”

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, other assets and goodwill. Fair value of these assets are measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Carrying value after impairment approximates fair value.

The following table summarizes our assets measured at fair value by hierarchy level on a nonrecurring basis:

		Carrying Value
		December 31,
	Level	2020	2019
Leasehold improvements, property and equipment, net	3	$4,682	$1,411
Operating lease assets	3	10,372	4,270
Total		$15,054	$5,681

For the years ended December 31, 2020, 2019 and 2018 we recorded asset impairments related to restaurants and offices of $16,683, $2,897 and $56,093 respectively.

Equity Method Investment

On April 16, 2020, we acquired approximately 10% of the common stock of a supplier in exchange for cash consideration of $7,500. On August 6, 2020, we acquired an additional 3.2% of the common stock of a supplier in exchange for cash consideration of $2,500. As of December 31, 2020, we own approximately 12.9% of the supplier’s common stock and have invested total cash consideration of $10,000. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. The investment is included within other assets on the consolidated balance sheet as of December 31, 2020, with a carrying value of $9,529.

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

Corporate restructuring costs consist of the following:

	Year ended December 31,
	2020	2019	2018
Employee severance and other employee transition costs(1)	$303	$1,768	$6,919
Recruitment and relocation costs(1)	874	6,231	9,952
Office asset impairment and other office closure costs(2)	-	1,719	15,571
Third-party and other costs(1)	5,222	4,324	8,836
Stock-based compensation(1)	-	134	1,345
Total corporate restructuring costs	$6,399	$14,176	$42,623

__________________

(1)Recorded in general and administrative expenses on the consolidated statements of income.

(2)Recorded in impairment, closure costs, and asset disposals on the consolidated statements of income.

Upon the adoption of Accounting Standards Codification Topic 842 on January 1, 2019, lease termination and other closure liabilities of $14,716 were reclassified into operating lease assets and are no longer within the scope of ASC 420, Exit or Disposal Cost Obligations.

Changes in our corporate restructuring liabilities which are included in accrued liabilities on the consolidated balance sheets were as follows:

	December 31, 2019	Charges	Payments	December 31, 2020
Employee severance and other employee transition costs	$-	$303	$(303)	$-
Recruitment and relocation costs	30	874	(904)	-
Third-party and other costs	-	5,222	(5,222)	-
Total restructuring liability	$30	$6,399	$(6,429)	$-

6. Income Taxes

Income before income taxes, classified by source of income, was as follows:

	Year ended December 31,
	2020	2019	2018
Domestic	$311,021	$465,253	$279,955
Foreign	(17,240)	(6,968)	(11,519)
Income before income taxes	$293,781	$458,285	$268,436

The components of the benefit/(provision) for income taxes were as follows:

	Year ended December 31,
	2020	2019	2018
Current tax:
U.S. Federal	$204,063	$(57,020)	$(58,878)
U.S. State	(32,684)	(20,499)	(21,780)
Foreign	(1,044)	(646)	(637)
	170,335	(78,165)	(81,295)
Deferred tax:
U.S. Federal	(120,066)	(27,231)	(10,541)
U.S. State	11,507	(2,740)	(479)
Foreign	7,158	2,685	2,261
	(101,401)	(27,286)	(8,759)
Valuation allowance	(6,949)	(2,676)	(1,829)
Benefit/(provision) for income taxes	$61,985	$(108,127)	$(91,883)

The effective tax rate differs from the statutory tax rates as follows:

	Year ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of related federal income tax benefit	4.2	4.1	6.6
Federal credits	(3.5)	(1.7)	(2.1)
Executive compensation disallowed	2.9	2.0	1.4
Meals and entertainment	0.1	0.1	0.1
Enhanced deduction for food donation	(0.1)	-	(0.1)
Valuation allowance	1.6	0.5	0.7
Other	1.8	0.8	3.5
Return to provision and other discrete items	2.1	0.1	1.1
Equity compensation related adjustments	(13.5)	(3.3)	2.0
Federal net operating loss	(37.7)	-	-
Effective income tax rate	(21.1)%	23.6%	34.2%

The effective tax rate for the year ended December 31, 2020, was lower than the effective tax rate for the year ended December 31, 2019, primarily due to stock-based compensation, partially offset by current year increases in non-deductible executive compensation and net excess benefits from the federal net operating loss (“NOL”) generated in the current year that will be carried back to tax years 2015-2017.

We have estimated a federal NOL for the year ended December 31, 2020. We expect to carryback the federal NOL generated in the current year to tax years 2015-2017 when the corporate federal income tax rate was 35%. As a result, for the year ended December 31, 2020, we recorded an income tax benefit of $110,765 due to the federal income tax rate differential in 2020 of 21% versus 2015-2017 of 35%.

The components of the deferred income tax assets and liabilities were as follows:

	December 31,
	2020	2019
Deferred income tax liability:
Leasehold improvements, property and equipment	$298,225	$162,291
Goodwill and other assets	1,628	1,537
Prepaid assets and other	(350)	1,290
Operating lease asset	752,864	686,333
Total deferred income tax liability	1,052,367	851,451
Deferred income tax asset:
Gift card liability	3,849	6,185
Capitalized transaction costs	324	323
Stock-based compensation and other employee benefits	34,709	41,270
Foreign net operating loss carry-forwards	21,598	13,796
State credits	4,452	4,170
Operating lease liabilities	812,699	741,120
Allowances, reserves and other	25,981	22,973
State net operating loss carry-forwards	22,482	-
Valuation allowance	(23,149)	(16,200)
Total deferred income tax asset	902,945	813,637
Deferred income tax liabilities	$149,422	$37,814

Gross foreign NOLs were $98,710 and $68,169 for the year ended December 31, 2020 and 2019, respectively. Our foreign NOLs can be carried forward indefinitely.

Gross state NOLs generated across all jurisdictions in which we operate were $340,259 and $0 for the years ended December 31, 2020 and 2019, respectively. Our state NOLs expire over varying intervals in the future.

We had gross valuation allowances against certain foreign deferred tax assets of $104,820 and $77,191 as of December 31, 2020 and 2019, respectively. The increase in the valuation allowance was primarily due to the recording of a valuation allowance on various foreign tax attributes.

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits was as follows:

	Year ended December 31,
	2020	2019	2018
Beginning of year	$15,028	$9,360	$8,937
(Decrease)/Increase resulting from prior year tax position	(2,853)	5,855	-
Increase resulting from current year tax position	1,870	758	751
Settlements with taxing authorities	-	(736)	-
Lapsing of statutes of limitations	(3,186)	(209)	(328)
End of year	$10,859	$15,028	$9,360

Interest expense related to uncertain tax positions is recognized in interest and other income, net on the consolidated statements of income. Penalties related to uncertain tax positions are recognized in benefit/(provision) for income taxes on the consolidated statements of income. For the years ended December 31, 2020, 2019 and 2018, we recognized $554, $1,853 and $536, respectively, in interest expense related to uncertain tax positions. These are gross amounts before any tax benefits and are included in other liabilities on the consolidated balance sheets. As of December 31, 2020 and 2019, we have accrued interest of $2,185 and $3,054, respectively.

We are no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2016. For the majority of states where we have a significant presence, we are no longer subject to tax examinations by tax authorities for tax years before 2016. Currently, we expect expirations of statutes of limitations, excluding indemnified amounts, on reserves of approximately $6,316 within the next twelve months.

It is reasonably possible the amount of the unrecognized benefit with respect to certain unrecognized positions could significantly increase or decrease within the next twelve months and would have an impact on net income.

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

On March 27, 2020, President Trump signed into law the CARES Act. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, addressing the carryback of NOLs for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes.

The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. We have elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020, of $70,812 and will remit such amounts during calendar year 2021.

We accelerated tax depreciation expenses due to the technical amendments made by the CARES Act to QIP. As of December 31, 2020, accelerated tax depreciation expenses of $60,376 represents a temporary book-to-tax timing difference (i.e., no effective tax rate impact) for income tax purposes and is in deferred income tax liabilities and income tax receivable on the consolidated balance sheet.

The CARES Act provides refundable employee retention credits, which can be used to offset payroll tax liabilities. For the year ended December 31, 2020, we recorded a benefit of $3,403, which primarily offsets payroll tax expense. Additionally, as a result of the Canada Emergency Wage Subsidy, for our Canadian employees, we recognized a benefit of $2,028 for the year ended December 31, 2020, which primarily offset labor expense.

Tax Cuts and Jobs Act

Effective for tax years beginning after December 31, 2017, the U.S. corporate income tax rate is 21% pursuant to the Tax Cuts and Jobs Act (“TCJA”), that was signed into law December 2017. As of December 31, 2018, we completed our accounting for the tax effects of the TCJA and recorded cumulative tax adjustments of $6,446 in accordance with SAB 118 guidance.

7. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. Through December 31, 2020, we had announced authorizations by our Board of Directors to repurchases shares of common stock which, in the aggregate, authorized expenditures of up to $2,800,000. As of December 31, 2020, $115,018 was available to be repurchased under announced repurchase authorizations. Shares repurchased are being held in treasury stock until they are reissued or retired at the discretion of the Board of Directors. On March 20, 2020, we temporarily suspended our share buyback program in the midst of the COVID-19 pandemic.

During the years ended December 31, 2020, 2019, and 2018, shares of common stock at a total cost of $48,555, $10,420, and $5,411, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

8. Stock-Based Compensation

Pursuant to the 2011 Incentive Plan, we grant stock options, SOSARs, restricted stock units (“RSUs”), or performance and/or market based restricted stock units (“PSUs”) to employees and non-employee directors. We issue shares of common stock upon the exercise of SOSARs and the vesting of RSUs and PSUs.

Under the 2011 Incentive Plan, 6,830 shares of common stock have been authorized and reserved for issuance to eligible participants, of which 2,114 shares were authorized for issuance but not issued or subject to outstanding awards as of December 31, 2020. For purposes of calculating the available shares remaining, each share issuable pursuant to outstanding full value awards, such as RSUs and PSUs, counts as two shares, and each share underlying a stock option or SOSAR count as one share.

The following table sets forth total stock-based compensation expense:

	Year ended December 31,
	2020	2019	2018
Stock-based compensation	$84,463	$92,062	$69,947
Stock-based compensation, net of income taxes	$69,904	$73,866	$51,544
Total capitalized stock-based compensation included in net leasehold improvements, property and equipment on the consolidated balance sheets	$1,837	$666	$783
Excess tax benefit (deficit) on stock-based compensation recognized in provision for income taxes	$49,690	$16,203	$(6,162)

SOSARs

A summary of SOSAR activity was as follows (in thousands, except years and per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	1,132	$457.14		$430,595
Granted	116	874.14
Exercised	(470)	433.10
Forfeited or cancelled	(30)	513.19
Outstanding, December 31, 2020	748	533.71	3.9	637,905
Exercisable, December 31, 2020	235	476.68	1.6	213,697
Vested and expected to vest, December 31, 2020	728	528.03	3.9	625,050

The total intrinsic value of SOSARs exercised during the years ended December 31, 2020, 2019 and 2018, was $236,573, $219,984, and $35,907, respectively. Unrecognized stock-based compensation expense for SOSARs as of December 31, 2020 was $22,612 and is expected to be recognized over a weighted average period of 1.4 years. SOSARs expire 7 years after the day they were granted.

The weighted average assumptions utilized in the Black-Scholes option-pricing model to estimate the fair value of SOSARs granted each year were as follows:

	2020	2019	2018
Risk-free interest rate	1.3%	2.4%	2.4%
Expected life (years)	3.8	3.9	3.9
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	32.4%	34.7%	32.2%
Weighted-average Black-Scholes fair value per share at date of grant	$231.52	$176.79	$77.61

The risk-free interest rate is based on U.S. Treasury rates for instruments with similar terms, and the expected life assumption is based on our historical data. We have not paid dividends to date and do not plan to pay dividends in the near future. The volatility assumption is based on our historical data and implied volatility.

Non-Vested Stock Awards (RSUs)

A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2020	121	$408.56
Granted	42	905.96
Vested	(60)	381.71
Forfeited or cancelled	(11)	619.11
Outstanding, December 31, 2020	92	631.66
Vested and expected to vest, December 31, 2020	84	618.08

The weighted average grant date fair value per RSU granted during the years ended December 31, 2019 and 2018, was $627.94 and $299.25, respectively. Unrecognized stock-based compensation expense for non-vested RSU stock awards we have determined are probable of vesting was $21,221 as of December 31, 2020, and is expected to be recognized over a weighted average period of 1.3 years. The fair value of shares earned as of the vesting date during the years ended December 31, 2020, 2019, and 2018, was $47,649, $27,197, and $4,192, respectively.

Non-Vested Performance Stock Awards (PSUs)

A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2020	103	$479.83
Granted	27	853.03
Vested	(29)	466.22
Expired	(1)	605.39
Outstanding, December 31, 2020	100	583.46
Vested and expected to vest, December 31, 2020	229	765.23

The weighted average fair value per PSU granted during the years ended December 31, 2019 and 2018, was $583.13 and $327.58, respectively. The Unrecognized stock-based compensation expense for non-vested PSU stock awards we have determined are probable of vesting was $112,767 as of December 31, 2020, and is expected to be recognized over a weighted average period of 1.3 years. The fair value of shares earned as of the vesting date during the years ended December 31, 2020, 2019, and 2018, was $60,081, $0, and $9,317, respectively.

During the year ended December 31, 2020 we awarded performance share awards that are subject to service, market, and performance vesting conditions. The quantity of shares that will vest will range from 0% to 300% of the target number of shares based on performance factors related to our growth in comparable restaurant sales and average restaurant margin over a three year period beginning on January 1, 2020. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3 year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of the grant.

During the year ended December 31, 2019, we awarded two types of performance share awards that are subject to service and performance vesting conditions. The quantity of shares that will vest range from 0% to 300% of the targeted number of shares for both awards. The first award, consisting of 33 shares, will vest based on our growth in comparable restaurant sales and average restaurant margin over a three-year period beginning on January 1, 2019. The second award, consisting of 13 shares, will vest based on performance conditions based on achievement of certain targets related to digital sales, general and administrative expenses as a percentage of revenue, and successful completion of a defined number of strategic initiatives in 2019 and 2020. These awards will vest 40% on the third anniversary of the grant date and 60% on the fourth anniversary of the grant date provided required service is completed through these dates.

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

On December 30, 2020, due to the impact that the COVID-19 pandemic had on the growth in comparable restaurant sales and restaurant margin relative to the trajectory of both of these performance factors prior to the pandemic, and also due to the significant shareholder value created over the performance period of the original award, the Compensation Committee of the Board of Directors modified the 2018 PSU award. This modification pertained to all seven recipients of this award, and resulted in incremental compensation expense of $71,441, of which $466 has been recognized during the year ended December 31, 2020. To receive all incremental shares generated through the modification the employees must remain employed through December 31, 2022, and the incremental shares will vest in four installments over this period. The remaining expense will be recognized over this requisite service period. The incremental compensation cost is calculated by multiplying the number of incremental shares generated though the modification by the stock price on the modification date. The stock price on the modification date of December 30, 2020 was $1,374.17.

9. Employee Benefit Plans

Defined Contribution Plan—We maintain the Chipotle Mexican Grill 401(k) Plan (“401(k) Plan”). We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed. Employees become eligible to receive matching contributions after one year of service with Chipotle. For the years ended December 31, 2020, 2019, and 2018, matching contributions totaled approximately $8,490, $6,968 and $6,090, respectively and are included in general and administrative expenses on the consolidated statements of income.

Deferred Compensation Plan—We also maintain the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) which covers our eligible employees. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total liabilities under the Deferred Plan as of December 31, 2020 and 2019, were $15,296 and $12,811, respectively, and are included in other liabilities on the consolidated balance sheets. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached.

We have elected to fund our deferred compensation obligation through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their Deferred Plan accounts, which are designated as trading securities, carried at fair value, and are included in other assets on the consolidated balance sheets. Fair value of rabbi trust investments in mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $15,296 and $12,811 as of December 31, 2020 and 2019, respectively. We record trading gains and losses in general and administrative expenses on the consolidated statements of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

Employee Stock Purchase Plan—We also offer an employee stock purchase plan (“ESPP”). Employees become eligible to participate after one year of service with Chipotle and may contribute up to 15% of their base earnings, subject to an annual maximum dollar amount, toward the monthly purchase of our common stock. The purchase price is 95% of the fair market value of the stock on the last trading date of the monthly exercise period. Under the ESPP, 250 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 245 represent shares that were authorized for issuance but not issued at December 31, 2020. For the years ended December 31, 2020, 2019, and 2018, the number of shares issued each year under the ESPP was less than one.

10. Leases

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

The weighted average remaining lease term and discount rate were as follows:

	December 31,	December 31,
	2020	2019
Weighted average remaining lease term (years)	13.4	13.4
Weighted average discount rate	4.92%	5.19%

The components of lease cost were as follows:

		Year ended
		December 31,
	Classification	2020	2019
Operating lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	$333,878	$308,586
Short-term lease cost	Other operating costs	36	3,238
Variable lease cost	Occupancy	37,860	36,828
Sublease income	General and administrative expenses	(3,588)	(3,385)
Total lease cost		$368,186	$345,267

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, rental expense for the year ended December 31, 2018 was $297,568.

Supplemental disclosures of cash flow information related to leases were as follows:

	Year ended
	December 31,
	2020	2019
Cash paid for operating lease liabilities	$316,249	$295,113
Operating lease assets obtained in exchange for operating lease liabilities(1)	$484,888	$2,702,778
Derecognition of operating lease assets due to terminations or impairment	$20,242	$17,740

(1) Amounts for the year ended December 31, 2019, include the transition adjustment for the adoption of Topic 842 discussed in Note 1. “Description of Business and Summary of Significant Accounting Policies” on Annual Report on Form 10-K for the year ended December 31, 2019.

Maturities of lease liabilities were as follows as of December 31, 2020:

Operating Leases
2021	$318,990
2022	344,902
2023	340,328
2024	329,819
2025	321,444
Thereafter	2,660,361
Total lease payments	4,315,844
Less: imputed interest	1,158,792
Present value of lease liabilities	$3,157,052

As of December 31, 2020, the total lease payments include $2,117,481 related to options to extend lease terms that are reasonably certain of being exercised, and exclude approximately $184,358 of legally binding minimum lease payments for leases signed but not yet commenced and $14,735 of future sublease income.

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the year ended December 31, 2020, we have received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. We have elected to not account for these rent concessions as lease modifications. The recognition of rent concessions did not have a material impact on our consolidated financial statements as of December 31, 2020.

We have six sale and leaseback transactions, which do not qualify for sale leaseback accounting due to fixed price renewal options prohibiting sale accounting. These transactions are accounted for under the financing method. Under the financing method, the assets remain on the consolidated balance sheets and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $1,845 and $2,131 as of December 31, 2020, and 2019, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities on the consolidated balance sheets.

11. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Year ended December 31,
	2020	2019	2018
Net income	$355,766	$350,158	$176,553
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	27,917	27,740	27,823
Dilutive stock awards	499	555	139
Weighted-average number of common shares outstanding (for diluted calculation)	28,416	28,295	27,962
Basic earnings per share	$12.74	$12.62	$6.35
Diluted earnings per share	$12.52	$12.38	$6.31

The following stock awards were excluded from the calculation of diluted earnings per share:

	Year ended December 31,
	2020	2019	2018
Stock awards subject to performance conditions	87	81	95
Stock awards that were antidilutive	57	139	1,741
Total stock awards excluded from diluted earnings per share	144	220	1,836

12. Commitments and Contingencies

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

Miscellaneous

We are involved in various other claims and legal actions, such as wage and hour, wrongful termination and other employment-related claims, slip and fall and other personal injury claims, and lease and other commercial disputes, that arise in the ordinary course of business, some of which may be covered by insurance. The outcomes of these actions are not predictable, but we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations and cash flows.

Accrual for Estimated Liability

As of December 31, 2020, we had a balance of $53,242 included within accrued liabilities on the consolidated balance sheets. The settlements are part of our plan to resolve longstanding legal proceedings whenever appropriate to better allow us to focus on our strategic priorities.

13. Debt

On May 8, 2020, we entered into a $600,000 revolving credit facility with JPMorgan Chase Bank as administrative agent, which expires on May 7, 2021. We pay a commitment fee of 0.625% per year for unused amounts under the credit facility. Interest on borrowings currently bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 1.50%, which may increase due to changes in our total leverage ratio as defined in the credit agreement. Further, we are subject to certain covenants, which include (i) maintaining a total leverage ratio of less than 3.0x, (ii) maintaining a consolidated fixed charge coverage ratio of greater than 1.5x and (iii) limiting us from making investments and capital expenditures in certain circumstances. We had no outstanding borrowings under the credit facility as of December 31, 2020.

14. Related Party Transactions

In April 2020, we acquired common stock of a supplier. As of December 31, 2020, we own approximately 12.9% of the common stock of a supplier. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified the supplier as a related party. We purchase product from the supplier, which we sell to customers in our restaurants. During the year ended December 31, 2020, purchases from the supplier were $11,931.

15. Quarterly Financial Data (Unaudited)

The following table presents summarized unaudited quarterly financial data from the consolidated statements of income for each of the eight quarters in the periods ended December 31, 2020 and December 31, 2019. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Basic and diluted net income per share calculations for each quarter is based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount as presented on our consolidated statements of income:

	2020
	March 31	June 30	September 30	December 31
Total Revenue	$1,410,772	$1,364,738	$1,601,414	$1,607,710
Income (loss) from operations	$71,121	$(4,939)	$107,096	$116,886
Net income	$76,388	$8,175	$80,244	$190,959
Basic earnings per share	$2.75	$0.29	$2.87	$6.82
Diluted earnings per share	$2.70	$0.29	$2.82	$6.69

	2019
	March 31	June 30	September 30	December 31
Total Revenue	$1,308,217	$1,434,231	$1,403,697	$1,440,224
Income from operations	$110,161	$120,020	$115,621	$98,156
Net income	$88,132	$91,028	$98,582	$72,416
Basic earnings per share	$3.18	$3.28	$3.55	$2.61
Diluted earnings per share	$3.13	$3.22	$3.47	$2.55

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2020, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chipotle Mexican Grill, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chipotle Mexican Grill, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 9, 2021 expressed an unqualified opinion thereon.

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

February 9, 2021

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2020.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2020.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of December 31, 2020. All options/SOSARs reflected are options to purchase common stock.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
Equity Compensation Plans Approved by Security Holders	939,823	$533.71	2,359,635
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	939,823	$533.71	2,359,635

__________________

(1)Includes shares issuable in connection with awards with performance and market conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of SOSARs only.

(2)Includes 2,114,279 shares remaining available under the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan, and 245,356 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2020, all of the shares available for grant under the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan may instead be issued in the form of restricted stock, restricted stock units, performance shares or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2020.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2020.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2020.

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

3. Exhibits

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	October 6, 2016	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
4.2	Description of Chipotle Securities	10-K	001-32731	February 5, 2020	4.2
10.1†	Form of 2019 Performance Share Unit Agreement	10-Q	001-32731	April 25, 2019	10.1
10.2†	Form of 2019 Transformation Performance Share Unit Agreement (1)	-	-	-	-	X
10.3†	Change in Control Severance Plan, effective June 1, 2019	10-Q	001-32731	July 24, 2019	10.1
10.4†	Form of Participation and Restrictive Covenant Agreement for Change in Control Severance Plan	10-Q	001-32731	July 24, 2019	10.2
10.5†	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	8-K	001-32731	May 24, 2018	10.1
10.6†	Form of Stock Appreciation Rights Agreement	10-Q	001-32731	April 20, 2012	10.1
10.7†	Form of 2014 Stock Appreciation Rights Agreement	10-K	001-32731	February 7, 2017	10.2.4
10.8†	Form of 2014 Performance-Based Stock Appreciation Rights Agreement	10-K	001-32731	February 7, 2017	10.2.5
10.9†	Form of 2016 Stock Appreciation Rights Agreement	10-Q	001-32731	April 27, 2016	10.1
10.10†	Retention Agreement, dated January 9, 2018, between Jack Hartung and Chipotle Mexican Grill, Inc.	8-K	001-32731	January 12, 2018	10.1
10.11†	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders	10-K	001-32731	March 17, 2006	10.6
10.12†	Retention Agreement, dated January 9, 2018, between Scott Boatwright and Chipotle Mexican Grill, Inc.	10-Q	001-32731	April 26, 2018	10.4
10.13†	Supplemental Deferred Investment Plan	10-Q	001-32731	July 27, 2018	10.3
10.14†	Retention Agreement, dated January 9, 2018, between Curt Garner and Chipotle Mexican Grill, Inc.	10-Q	001-32731	April 26, 2018	10.5
10.15†	Form of Director and Officer Indemnification Agreement	8-K	001-32731	March 21, 2007	10.1
10.16†	Offer Letter, dated February 11, 2018, between Brian R. Niccol and Chipotle Mexican Grill, Inc.	8-K	001-32731	February 15, 2018	10.1
10.17†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan	10-K	001-32731	February 10, 2012	10.11

10.18†	Non-Plan Inducement SOSARs Agreement between Brian R. Niccol and Chipotle Mexican Grill, Inc.	S-8	33-223467	March 6, 2018	4.3
10.19†	Non-Plan Inducement RSUs Agreement between Brian R. Niccol and Chipotle Mexican Grill, Inc.	S-8	33-223467	March 6, 2018	4.4
10.20	Investor Agreement dated December 14, 2016 between Chipotle Mexican Grill, Inc. and Pershing Square Capital Management, L.P.	8-K	001-32731	December 19, 2016	10.1
10.21	Registration Rights Agreement dated February 3, 2017, between Chipotle Mexican Grill, Inc. and Pershing Square Capital Management, L.P.	10-K	001-32731	February 7, 2017	10.11
10.22†	Form of 2018 CEO SOSARs Agreement	8-K/A	001-32731	April 3, 2018	10.2
10.23†	Executive Agreement dated May 29, 2017 between Chipotle Mexican Grill, Inc. and Scott Boatwright	8-K	001-32731	September 15, 2017	10.1
10.24†	Form of 2018 Premium-priced SOSARs Agreement	8-K/A	001-32731	April 3, 2018	10.3
10.25†	Executive Chairman Agreement dated November 28, 2017 between Chipotle Mexican Grill, Inc. and Steve Ells	8-K	001-32731	December 1, 2017	10.1
10.26†	Offer Letter, dated March 9, 2018, between Christopher Brandt and Chipotle Mexican Grill, Inc.	10-Q	001-32731	April 26, 2018	10.13
10.27†	Form of 2018 Stock Appreciation Rights Agreement	10-Q	001-32731	April 26, 2018	10.14
10.28†	Form of 2018 Restricted Stock Units Agreement	10-Q	001-32731	April 26, 2018	10.15
10.29†	Form of 2019 Director Restricted Stock Unit Agreement	10-K	001-32731	February 5, 2020	10.34
10.30†	Amendment No. 1 dated March 5, 2020 to the Executive Chairman Agreement dated November 28, 2017 between Chipotle Mexican Grill, Inc. and Steve Ells	10-Q	001-32731	April 29, 2020	10.1
10.31†	Deferred Prosecution Agreement dated April 20, 2020 between Chipotle Mexican Grill, Inc. and the United States Attorney’s Office for the Central District of California and the United States Department of Justice’s Consumer Protection Branch	8-K	001-32731	April 21, 2020	10.1
10.32	364-Day Revolving Credit Agreement dated May 8, 2020, among Chipotle Mexican Grill, Inc. and JPMorgan Chase Bank, N.A., Administrative Agent, and other lenders party to the Agreement	8-K	001-32731	May 8, 2020	10.1
10.33	Director Compensation Program and Stock Ownership Guidelines	-	-	-	-	X
10.34†	Form of 2020 Performance Share Agreement	-	-	-	-	X
10.35†	Form of 2020 Restricted Stock Units Agreement	-	-	-	-	X
10.36†	Form of 2020 Stock Appreciation Rights Agreement	-	-	-	-	X
21.1	Subsidiaries of Chipotle Mexican Grill, Inc.	-	-	-	-	X
23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.)	-	-	-	-	X
24.1	Power of Attorney (included on signature page of this report)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

Date: February 9, 2021

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

Signature	Date	Title

/s/ BRIAN NICCOL	February 9, 2021	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Brian Niccol
/s/ JOHN R. HARTUNG	February 9, 2021	Chief Financial Officer (principal financial and accounting officer)
John R. Hartung
/s/ ALBERT S. BALDOCCHI	February 9, 2021	Director
Albert S. Baldocchi
/s/ GREGG L. ENGLES	February 9, 2021	Director
Gregg L. Engles
/s/ PATRICIA FILI-KRUSHEL	February 9, 2021	Director
Patricia Fili-Krushel
/s/ NEIL W. FLANZRAICH	February 9, 2021	Director
Neil W. Flanzraich
/s/ ROBIN S. HICKENLOOPER	February 9, 2021	Director
Robin S. Hickenlooper
/s/ SCOTT MAW	February 9, 2021	Director
Scott Maw
/s/ ALI NAMVAR	February 9, 2021	Director
Ai Namvar
/s/ MARY A. WINSTON	February 9, 2021	Director
Mary Winston