Form 10-Q
period 2021-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2021-04-29
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 26, 2021, there were 28,150,479 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$694,776	$607,987
Accounts receivable, net	68,449	104,500
Inventory	24,304	26,445
Prepaid expenses and other current assets	61,615	54,906
Income tax receivable	244,122	282,783
Investments	363,585	343,616
Total current assets	1,456,851	1,420,237
Leasehold improvements, property and equipment, net	1,613,670	1,584,311
Long-term investments	110,928	102,328
Restricted cash	27,863	27,849
Operating lease assets	2,858,345	2,767,185
Other assets	59,463	59,047
Goodwill	21,939	21,939
Total assets	$6,149,059	$5,982,896
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$147,417	$121,990
Accrued payroll and benefits	221,677	203,054
Accrued liabilities	145,627	164,649
Unearned revenue	110,197	127,750
Current operating lease liabilities	209,086	204,756
Total current liabilities	834,004	822,199
Commitments and contingencies (Note 10)
Long-term operating lease liabilities	3,040,176	2,952,296
Deferred income tax liabilities	135,929	149,422
Other liabilities	41,419	38,844
Total liabilities	4,051,528	3,962,761
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 36,936 and 36,704 shares issued as of March 31, 2021 and December 31, 2020, respectively	369	367
Additional paid-in capital	1,606,501	1,549,909
Treasury stock, at cost, 8,777 and 8,703 common shares as of March 31, 2021 and December 31, 2020, respectively	(2,908,111)	(2,802,075)
Accumulated other comprehensive loss	(4,492)	(4,229)
Retained earnings	3,403,264	3,276,163
Total shareholders' equity	2,097,531	2,020,135
Total liabilities and shareholders' equity	$6,149,059	$5,982,896

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2021	2020
Food and beverage revenue	$1,715,990	$1,402,117
Delivery service revenue	25,585	8,655
Total revenue	1,741,575	1,410,772
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	522,671	462,299
Labor	433,669	393,565
Occupancy	101,769	95,279
Other operating costs	294,710	210,762
General and administrative expenses	155,103	106,470
Depreciation and amortization	63,122	58,374
Pre-opening costs	3,421	3,566
Impairment, closure costs, and asset disposals	5,668	9,336
Total operating expenses	1,580,133	1,339,651
Income from operations	161,442	71,121
Interest and other income (expense), net	(2,168)	2,743
Income before income taxes	159,274	73,864
Benefit/(provision) for income taxes	(32,173)	2,524
Net income	$127,101	$76,388
Earnings per share:
Basic	$4.52	$2.75
Diluted	$4.45	$2.70
Weighted-average common shares outstanding:
Basic	28,125	27,792
Diluted	28,582	28,323
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	$(263)	$(1,841)
Comprehensive income	$126,838	$74,547

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	36,323	$363	$1,465,697	8,568	$(2,699,119)	$2,921,448	$(5,363)	$1,683,026
Adoption of ASU No. 2016-13, Financial Instrument-Credit Losses (Topic 326)	-	-	-	-	-	(1,051)	-	(1,051)
Stock-based compensation	-	-	17,708	-	-	-	-	17,708
Stock plan transactions and other	194	2	(181)	-	-	-	-	(179)
Acquisition of treasury stock	-	-	-	134	(102,031)	-	-	(102,031)
Net income	-	-	-	-	-	76,388	-	76,388
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(1,841)	(1,841)
Balance, March 31, 2020	36,517	$365	$1,483,224	8,702	$(2,801,150)	$2,996,785	$(7,204)	$1,672,020

Balance, December 31, 2020	36,704	$367	$1,549,909	8,703	$(2,802,075)	$3,276,163	$(4,229)	$2,020,135
Stock-based compensation	-	-	55,960	-	-	-	-	55,960
Stock plan transactions and other	232	2	632	-	-	-	-	634
Acquisition of treasury stock	-	-	-	74	(106,036)	-	-	(106,036)
Net income	-	-	-	-	-	127,101	-	127,101
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(263)	(263)
Balance, March 31, 2021	36,936	$369	$1,606,501	8,777	$(2,908,111)	$3,403,264	$(4,492)	$2,097,531

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2021	2020
Operating activities
Net income	$127,101	$76,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,122	58,374
Amortization of operating lease assets	49,269	42,961
Deferred income tax provision	(13,482)	27,343
Impairment, closure costs, and asset disposals	4,937	8,805
Provision for credit losses	(275)	(90)
Stock-based compensation expense	55,390	17,395
Other	2,180	707
Changes in operating assets and liabilities:
Accounts receivable	32,175	25,967
Inventory	2,148	2,734
Prepaid expenses and other current assets	(8,756)	(4,158)
Other assets	(186)	(5,133)
Accounts payable	19,446	20,245
Accrued payroll and benefits	18,188	5,839
Accrued liabilities	(17,869)	(9,389)
Unearned revenue	(15,606)	(15,924)
Income tax payable/receivable	38,640	(29,179)
Operating lease liabilities	(50,902)	(40,918)
Other long-term liabilities	453	104
Net cash provided by operating activities	305,973	182,071
Investing activities
Purchases of leasehold improvements, property and equipment	(86,619)	(77,653)
Purchases of investments	(90,477)	(80,746)
Maturities of investments	60,593	99,037
Net cash used in investing activities	(116,503)	(59,362)
Financing activities
Acquisition of treasury stock	(57,229)	(54,401)
Tax withholding on stock-based compensation awards	(44,810)	(47,630)
Other financing activities	(221)	(69)
Net cash used in financing activities	(102,260)	(102,100)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(407)	(819)
Net change in cash, cash equivalents, and restricted cash	86,803	19,790
Cash, cash equivalents, and restricted cash at beginning of period	635,836	508,481
Cash, cash equivalents, and restricted cash at end of period	$722,639	$528,271
Supplemental disclosures of cash flow information
Income taxes paid (refunded)	$6,909	$(14)
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$54,868	$33,757
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$3,997	$-

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, unless otherwise specified)

(unaudited)

1. Basis of Presentation and Update to Accounting Policies

In this quarterly report on Form 10-Q, Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries, is collectively referred to as “Chipotle,” “we,” “us,” or “our.”

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of March 31, 2021, we operated 2,759 Chipotle restaurants throughout the United States as well as 40 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates four Pizzeria Locale restaurants, a fast-casual pizza concept. We manage our operations based on eight regions and have aggregated our operations to one reportable segment.

Certain prior-year amounts have been reclassified to conform to the current year presentation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

2. Recently Issued Accounting Standards

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates but do not expect a significant impact to our consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Recently Adopted Accounting Standards

On January 1, 2021, we adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which modified certain technical guidelines for accounting for income taxes. The adoption of ASU 2019-12 did not result in a material change to our condensed consolidated financial statements.

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

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	March 31,	December 31,
	2021	2020
Gift card liability	$86,272	$105,413

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended
	March 31,
	2021	2020
Revenue recognized from gift card liability balance at the beginning of the year	$30,866	$28,070

Chipotle Rewards

We have a national loyalty program called Chipotle Rewards. Eligible customers who enroll in the program generally earn points for every dollar spent. After accumulating a certain number of points, the customer earns a reward that can be redeemed for a free entrée. We may also periodically offer promotions, which typically provide the customer with the opportunity to earn bonus points or free food vouchers (“Bonus Vouchers”). Earned rewards generally expire one to two months after they are issued, and points generally expire if an account is inactive for a period of six months.

We defer revenue associated with the estimated selling price of points or Bonus Vouchers earned by customers as each point or Bonus Voucher is earned, net of points we do not expect to be redeemed. The estimated selling price of each point or Bonus Voucher earned is based on the estimated value of the product for which the reward is expected to be redeemed. Our estimate of points and Bonus Vouchers we expect to be redeemed is based on historical data. The cost associated with rewards and Bonus Vouchers redeemed are included in food, beverage, and packaging expense on our condensed consolidated statements of income and comprehensive income.

We recognize loyalty revenue within food and beverage revenue on the condensed consolidated statements of income and comprehensive income when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our condensed consolidated balance sheets.

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended
	March 31,
	2021	2020
Chipotle Rewards liability, beginning balance	$22,337	$10,584
Revenue deferred	25,861	15,217
Revenue recognized	(24,273)	(12,317)
Chipotle Rewards liability, ending balance	$23,925	$13,484

4. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Our investments are comprised of held-to-maturity U.S. Treasury securities, non-marketable equity securities and an equity method investment. We also maintain a deferred compensation plan with related assets held in a rabbi trust.

Held-to-Maturity Investments

We invest in U.S. Treasury securities with maturities of up to 17 months, with $363,585 maturing within one year from March 31, 2021. The fair value of our held-to-maturity investments is measured using Level 1 inputs (quoted prices for identical assets in active markets). We designate the appropriate classification of our investments at the time of purchase based upon the intended holding period.

All held-to-maturity investments are carried at amortized cost. The amortized costs of these investments exceeded the fair value by $94 and $117 as of March 31, 2021 and December 31, 2020, respectively. We recognize a reserve for the expected credit losses when lifetime credit losses are expected by management. As of March 31, 2021, management has concluded there is no risk of non-payment.

Rabbi Trust

We maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value and are included in other assets on the condensed consolidated balance sheets. Fair value of rabbi trust investments in mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $17,505 and $15,296 as of March 31, 2021 and December 31, 2020, respectively. We record trading gains and losses in general and administrative expenses on the condensed consolidated statements of income and comprehensive income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, investments in non-marketable equity securities, other assets, and goodwill. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The following table summarizes our assets measured at fair value by hierarchy level on a nonrecurring basis:

		Carrying Value
		March 31,
	Level	2021	2020
Leasehold improvements, property and equipment, net	3	$1,087	$978
Operating lease assets	3	566	1,461
Total		$1,653	$2,439

Fair value of these assets was measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant. During the three months ended March 31, 2021 and 2020 we recorded asset impairments related to restaurants and offices of $2,709 and $7,650, respectively. Carrying value after the impairment charges approximates fair value.

Non-Marketable Equity Securities

On March 23, 2021, we acquired 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”) in exchange for cash consideration of $10,000. Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and their fair value is not readily determinable. We have elected to measure our investment in the non-marketable equity securities of Nuro at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Equity Method Investment

On April 16, 2020, we acquired approximately 10% of the common stock of a supplier in exchange for cash consideration of $7,500. On August 6, 2020, we acquired an additional 3.2% of the common stock of the same supplier in exchange for cash consideration of $2,500. As of March 31, 2021, we own approximately 12.7% of the supplier’s common stock and have invested total cash consideration of $10,000. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. The investment is included within other assets on the condensed consolidated balance sheet as of March 31, 2021, with a carrying value of $9,202. The investment would be impaired if the carrying value exceeds the fair value of the investment.

5. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. Through March 31, 2021, our Board of Directors had authorized us to repurchase shares of our common stock with an aggregate purchase price of up to $2,900,000, which includes the most recent authorization of $100,000 announced on April 21, 2021. As of March 31, 2021, $153,792 remained available for share repurchases under these authorizations. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.

During the three months ended March 31, 2021, 31 shares of common stock at a total cost of $44,810 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

6. Stock-Based Compensation

For the three months ended March 31, 2021, we granted stock only stock appreciation rights (“SOSARs”) on 72 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $393.58 per share with a weighted-average exercise price of $1,479.55 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the three months ended March 31, 2021, 247 SOSARs were exercised, and 2 SOSARs were forfeited.

For the three months ended March 31, 2021, we granted restricted stock units (“RSUs”) on 23 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $1,479.55 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. For the three months ended March 31, 2021, 40 RSUs vested and 1 RSU was forfeited.

For the three months ended March 31, 2021, we awarded performance share units (“PSUs”) on 18 shares of our common stock at target performance to eligible employees. These PSUs are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $1,479.55 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3 year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant.

On December 30, 2020, due to the impact that the novel coronavirus (COVID-19) pandemic had on the growth in comparable restaurant sales and restaurant margin relative to the trajectory of both of these performance factors prior to the pandemic, and also due to the significant shareholder value created over the three-year performance period of the original award, the Compensation Committee of our Board of Directors modified the 2018 PSU award. This modification pertained to all seven recipients of this award, and resulted in an incremental compensation expense of $71,441, of which $24,366 was recognized during the three months ended March 31, 2021, and $46,609 remains unamortized as of March 31, 2021. Based on the terms of the modification, 29 PSUs vested on March 15, 2021, pursuant to the original performance condition of the 2018 PSU award. To receive all incremental shares generated through the modification, the recipients of this award must remain employed through December 31, 2022, and the incremental shares will vest in four installments over this period. The remaining expense will be recognized over this requisite service period. For the three months ended March 31, 2021, no other PSUs vested, and no PSUs were forfeited.

The following table sets forth total stock-based compensation expense:

	Three months ended
	March 31,
	2021	2020
Stock-based compensation	$55,960	$17,708
Stock-based compensation, net of income taxes	$50,465	$14,505
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$570	$313
Excess tax benefit on stock-based compensation recognized in benefit/(provision) for income taxes on the condensed consolidated statements of income and comprehensive income	$15,025	$23,631

.

7. Income Taxes

The effective tax rate for the three months ended March 31, 2021, was 20.2%, an increase from negative 3.4% for the three months ended March 31, 2020. The increase was primarily due to increased profit before tax and fewer excess tax benefits related to option exercises and equity vesting in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), through December 31, 2021. For the quarter ended March 31, 2021, we did not record a tax benefit related to the employee retention credit. We are still evaluating the ARPA and we do not expect that it will have a material impact on our financial statements.

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

Supplemental disclosures of cash flow information related to leases are as follows:

	Three months ended
	March 31,
	2021	2020
Cash paid for operating lease liabilities	$88,808	$77,889
Operating lease assets obtained in exchange for operating lease liabilities	$144,102	$136,966
Derecognition of operating lease assets due to terminations or impairment	$1,547	$2,007

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. In 2020, we received non-substantial concessions from certain landlords in the form of rent deferrals and abatements related to the COVID-19 pandemic. We have elected to not account for these rent concessions as lease modifications. The recognition of rent concessions did not have a material impact on our condensed consolidated financial statements as of March 31, 2021.

9. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended
	March 31,
	2021	2020
Net income	$127,101	$76,388
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	28,125	27,792
Dilutive stock awards	457	531
Weighted-average number of common shares outstanding (for diluted calculation)	28,582	28,323
Basic earnings per share	$4.52	$2.75
Diluted earnings per share	$4.45	$2.70

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended
	March 31,
	2021	2020
Stock awards subject to performance conditions	69	90
Stock awards that were antidilutive	48	103
Total stock awards excluded from diluted earnings per share	117	193

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

Litigation

We are involved in various claims and legal actions, such as wage and hour, wrongful termination and other employment-related claims, slip and fall and other personal injury claims, advertising and consumer claims, and lease and other commercial disputes, that arise in the ordinary course of business, some of which may be covered by insurance. The outcomes of these actions are not predictable, but we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. However, if there is a significant increase in the number of these claims, or if we incur greater liabilities than we currently anticipate under one or more claims, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

Accrual for Estimated Liability

As of March 31, 2021, we had an accrued legal liability balance of $29,082 included within accrued liabilities on the condensed consolidated balance sheet. The settlements are part of our plan to resolve longstanding legal proceedings whenever appropriate to better allow us to focus on our strategic priorities.

11. Debt

On May 8, 2020, we entered into a $600,000 revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as administrative agent. We pay a commitment fee of 0.625% per year for unused amounts under the credit facility. Interest on borrowings would bear interest at a rate equal to the LIBOR plus 1.50%, which was subject to increase due to changes in our total leverage ratio as defined in the credit agreement. Further, we were subject to certain covenants, which included (i) maintaining a total leverage ratio of less than 3.0x, (ii) maintaining a consolidated fixed charge coverage ratio of greater than 1.5x and (iii) limiting us from making investments and capital expenditures in certain circumstances. We had no outstanding borrowings under the credit facility as of March 31, 2021.

On April 13, 2021, we terminated the above referenced credit facility and entered into a new 5-year $500,000 revolving credit facility, with JPMorgan as administrative agent. Borrowings on the new credit facility bear interest at a rate equal to LIBOR plus 1.375%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include (i) maintaining a total leverage ratio of less than 3.0x, (ii) maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and (iii) limiting us from incurring additional indebtedness in certain circumstances.

12. Related Party Transactions

In April 2020, we acquired common stock of a supplier. As of March 31, 2021, we owned approximately 12.7% of the common stock outstanding of a supplier. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified the supplier as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the three months ended March 31, 2021, purchases from the supplier were $5,742.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the expected benefit of the CARES Act or the ARPA on our taxes and tax rate, the number of new restaurants we expect to open this year, our expectation to generate positive cash flow for the foreseeable future, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” “remain confident” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2020, and in other reports filed subsequently with the SEC.

Overview of the Impact of COVID-19

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our operations and financial results for the foreseeable future. In response to COVID-19, we temporarily closed some restaurants and dining rooms in our restaurants. We continue to follow guidance from health officials in determining the appropriate restrictions to put in place for each restaurant. As of March 31, 2021, most of our restaurants were open for dine-in with restrictions, such as social distancing and mask requirements for all customers and employees, to ensure the health and safety of our guests and employees. Some restaurants only offer take-out, digital order ahead and delivery services in accordance with local guidance and regulations. Our restaurant operations have been and could continue to be disrupted by employees who are unable or unwilling to work, because of illness, quarantine, fear of contracting COVID-19 or caring for family members due to COVID-19, or for other reasons. For a further discussion of the impacts that COVID-19 has had on our financial results, refer to “Results of Operations” below.

We remain in regular contact with our major suppliers and while to date we have not experienced significant disruptions in our supply chain, we could see future disruptions should the impacts of COVID-19 extend for a considerable amount of time. Within our restaurants, we have taken a number of steps to enhance our robust food safety protocols including the creation of the steward role which is focused on sanitization in high-touch and high-traffic areas, providing masks for all employees, and having a tamper evident packaging seal for all digital orders. To support our employees, we are limiting non-essential travel, continuing to work remotely for our support centers, and offering expanded employee benefits. We remain focused on limiting non-essential controllable costs and judiciously spending on return generating projects to preserve liquidity. We resumed our stock buyback program in February 2021, which may be modified, suspended, or discontinued at any time. Refer to the “Liquidity and Capital Resources” below for further detail.

First Quarter 2021 Financial Highlights, year-over-year:

•Total revenue increased 23.4% to $1.7 billion

•Comparable restaurant sales increased 17.2%

•Diluted earnings per share was $4.45, which included a $0.91 after-tax impact from expenses related to the 2018 PSU modification to account for the unplanned effects of COVID-19, restaurant asset impairment and closure costs, as well as corporate restructuring

Sales Trends. Comparable restaurant sales increased 17.2% for the three months ended March 31, 2021. This increase is primarily attributable to a higher average check from menu price increases and an increase in entrees sold, and a higher attachment to sides. We believe effective marketing, the release of new menu items and government stimulus payments to consumers had a positive impact on sales.

Digital sales grew 133.9% to $869.8 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 and represented 50.1% of sales. Just over half of the digital sales were from order ahead transactions.

Restaurant Operating Costs. Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of total revenue decreased 470 basis points to 77.7% for the three months ended March 31, 2021, as compared to 82.4% for the three months ended March 31, 2020. The improvement was driven primarily by leverage from the comparable restaurant sales increases, partially offset by increased delivery expense and wage inflation.

Restaurant Development. We opened 40 new restaurants and closed five restaurants during the three months ended March 31, 2021. Of the 40 new restaurants, 26 included Chipotlanes. The Chipotlane format continues to perform very well and is helping enhance guest access and convenience, as well as increase new restaurant sales, margins, and returns. We remain confident in the long-term opportunity to more than double the number of Chipotle restaurants in the U.S. We believe our strong financial position will allow us to build a robust new unit development pipeline.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	Three months ended
	March 31,
	2021	2020
Beginning of period	2,768	2,622
Chipotle openings	40	19
Chipotle permanent closures	(5)	(2)
Chipotle relocations	-	(1)
Total restaurants at end of period	2,803	2,638

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended
	March 31,		Percentage
	2021	2020	change
	(dollars in millions)
Food and beverage revenue	$1,716.0	$1,402.1	22.4%
Delivery service revenue	25.6	8.7	195.6%
Total revenue	$1,741.6	$1,410.8	23.4%
Average restaurant sales (1)	$2.313	$2.217	4.3%
Comparable restaurant sales increase	17.2%	3.3%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase for the three months ended March 31, 2021 compared to March 31, 2020, were comparable restaurant sales increases of $234.4 million, and to a lesser extent, increases in total revenue from restaurants not yet in the comparable base of $96.1 million, of which $8.6 million was attributable to restaurants opened in 2021.

Food, Beverage and Packaging Costs

	Three months ended
	March 31,		Percentage
	2021	2020	change
	(dollars in millions)
Food, beverage and packaging	$522.7	$462.3	13.1%
As a percentage of total revenue	30.0%	32.8%	(2.8%)

Food, beverage and packaging costs decreased as a percentage of total revenue for the three months ended March 31, 2021 compared to March 31, 2020, primarily due to the benefit of menu price increases, and to a lesser extent, a mix shift towards higher margin proteins and lower waste. These decreases were partially offset by costs associated with cauliflower rice and fewer sales of high margin beverages.

COVID-19 had an immaterial direct impact on food, beverage and packaging costs for the three months ended March 31, 2021. Indirect impacts included a lower incidence of beverage sales from pre-pandemic levels.

Labor Costs

	Three months ended
	March 31,		Percentage
	2021	2020	change
	(dollars in millions)
Labor costs	$433.7	$393.6	10.2%
As a percentage of total revenue	24.9%	27.9%	(3.0%)

Labor costs decreased as a percentage of total revenue for the three months ended March 31, 2021 compared to March 31, 2020, primarily due to sales leverage and to a lesser extent improved labor efficiency realized from digital enhancements to the restaurants. This decrease was partially offset by increased crew wages including expanded emergency leave benefits to accommodate employees directly affected by COVID-19.

COVID-19 increased labor costs as a percentage of total revenue for the three months ended March 31, 2021 compared to March 31, 2020, by 0.2%. This increase was primarily due to our emergency leave benefits to accommodate employees directly affected by COVID-19, partially offset by a comparison against temporary assistance pay that we provided during March 2020.

Occupancy Costs

	Three months ended
	March 31,		Percentage
	2021	2020	change
	(dollars in millions)
Occupancy costs	$101.8	$95.3	6.8%
As a percentage of total revenue	5.8%	6.8%	(1.0%)

Occupancy costs decreased as a percentage of total revenue for the three months ended March 31, 2021 compared to March 31, 2020, primarily due to sales leverage, partially offset by increased rent expense associated with new restaurants.

COVID-19 had an immaterial impact on occupancy costs for the three months ended March 31, 2021.

Other Operating Costs

	Three months ended
	March 31,		Percentage
	2021	2020	change
	(dollars in millions)
Other operating costs	$294.7	$210.8	39.8%
As a percentage of total revenue	16.9%	14.9%	2.0%

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, and maintenance costs. Other operating costs increased as a percentage of total revenue for the three months ended March 31, 2021 compared to March 31, 2020, primarily due to higher delivery expenses associated with increased delivery sales.

As a result of COVID-19, sales shifted towards delivery after we temporarily closed our dining rooms to help control the spread of COVID-19 and delivery sales have remained elevated from pre-pandemic levels. We are also continuing to limit non-essential controllable costs.

General and Administrative Expenses

	Three months ended
	March 31,		Percentage
	2021	2020	change
	(dollars in millions)
General and administrative expense	$155.1	$106.5	45.7%
As a percentage of total revenue	8.9%	7.5%	1.4%

General and administrative expense increased in dollar terms for the three months ended March 31, 2021 compared to March 31, 2020, primarily due to a $36.9 million increase in stock based compensation, $24.4 million of which relates to the modification of 2018 PSUs to account for the unplanned effects of COVID-19, a $7.4 million increase in outside services expense related to initiatives to support restaurant growth, and a $4.1 million increase in payroll taxes due to the vesting and exercises of stock awards. The increase in general and administrative expense was partially offset by a $2.2 million decrease in legal contingencies and settlements and a $1.7 million decrease in travel expense resulting from COVID-19.

Other than the impact on travel expenses and stock-based compensation discussed above, COVID-19 had a minimal impact on general and administrative expenses for the three months ended March 31, 2021.

Depreciation and Amortization

	Three months ended
	March 31,		Percentage
	2021	2020	change
	(dollars in millions)
Depreciation and amortization	$63.1	$58.4	8.1%
As a percentage of total revenue	3.6%	4.1%	(0.5%)

Depreciation and amortization decreased as a percentage of total revenue for the three months ended March 31, 2021 compared to March 31, 2020, primarily due to the benefit of sales leverage, which was partially offset by increases in depreciation expense associated with new restaurants, upgrading equipment in our restaurants primarily to support the growth in our digital business, and depreciation associated with our website and mobile app.

COVID-19 had an immaterial impact on depreciation and amortization for the three months ended March 31, 2021.

Impairment, Closure Costs, and Asset Disposals

	Three months ended
	March 31,		Percentage
	2021	2020	change
	(dollars in millions)
Impairment, closure costs, and asset disposals	$5.7	$9.3	(39.3%)
As a percentage of total revenue	0.3%	0.7%	(0.4%)

Impairment, closure costs, and asset disposals decreased in dollar terms for the three months ended March 31, 2021 compared to March 31, 2020, primarily due to a comparison against elevated impairments of leasehold improvements, operating lease assets, and property and equipment. These elevated impairments were primarily the result of the COVID-19 pandemic negatively impacting our near-term restaurant level cash flow forecasts.

While the majority of our restaurants and markets have returned to pre-pandemic restaurant level cash flow levels, COVID-19 continues to have a negative impact on our assumptions for future near-term restaurant level cash flows for certain markets or restaurants.

Benefit/(Provision) for Income Taxes

	Three months ended
	March 31,		Percentage
	2021	2020	change
	(dollars in millions)
Benefit/(provision) for income taxes	$(32.2)	$2.5	(1,374.7%)
Effective tax rate	20.2%	(3.4%)	23.6%

The effective income tax rate for the three months ended March 31, 2021 was 20.2%, an increase from an effective income tax rate of negative 3.4% for the three months ended March 31, 2020. The increase was primarily due to increased profit before tax and fewer excess tax benefits related to option exercises and equity vesting in the quarter.

The effective tax rate for the three months ended March 31, 2021 of 20.2% is lower than our expected effective income tax rate for the full year 2021, primarily due to elevated excess tax benefits related to option exercises and equity vesting in the first quarter.

COVID-19, the CARES Act and the ARPA did not have a material impact on our tax rate for the three months ended March 31, 2021.

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

Liquidity and Capital Resources

Historically, our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of March 31, 2021, we had a cash and marketable investments balance of $1.2 billion, excluding restricted cash of $27.9 million. We expect to utilize cash flow from operations to provide capital for the continued investment in new restaurant construction and to remodel restaurants, primarily those that do not have a digital kitchen or Chipotlane, to repurchase additional shares of our common stock subject to market conditions, and for general corporate purposes. Additionally, as of March 31, 2021, we had $600.0 million of undrawn borrowing capacity under 365-day revolving credit facility. On April 13, 2021, we terminated this credit facility and entered into a new $500.0 million revolving credit facility with a term of five years.

As sales fell quickly from the impact of COVID-19, we proactively implemented several actions to reduce cash outlays and expenses. As part of our cash preservation strategy, in March 2020 we temporarily suspended our stock buyback program. We resumed our stock buyback program in February 2021, which may be modified, suspended, or discontinued at any time. In our restaurants, we are working to minimize waste, effectively schedule labor hours, and limit non-essential controllable costs. We continue to limit all non-essential travel and expenses. We believe that cash from operations, together with our cash and investment balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. Assuming no significant declines in comparable restaurant sales, we expect we will generate positive cash flow for the foreseeable future. Should our business deteriorate due to changing conditions, there are other actions we can take to further conserve liquidity.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, and December 31, 2020, we had no material off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We had no significant changes to our critical accounting estimates as described in our annual report on Form 10-K for the year ended December 31, 2020.

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

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of March 31, 2021, we had $1.1 billion in interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and U.S. treasury securities. We had $81.0 million in accounts with an earnings credit we classify as interest and other income. Combined these earned a weighted-average interest rate of 0.10%.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended March 31, 2021, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2021.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January		-	$-	-	$115,017,912
	Purchased 1/1 through 1/31
February		12,536	$1,435.45	12,536	$97,023,165
	Purchased 2/1 through 2/28
March		30,432	$1,420.57	30,432	$153,792,369
	Purchased 3/1 through 3/31
Total		42,968	$1,424.91	42,968

(1) Shares were repurchased pursuant to repurchase programs announced on July 23, 2019 and February 4, 2020.

(2) This column includes an additional $100 million in authorized repurchases approved on March 31, 2021 and announced April 21, 2021. There is no expiration date for this program, and the authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or our Board of Directors have determined to discontinue such repurchases.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1	Revolving Credit Agreement dated April 13, 2021, among Chipotle Mexican Grill, Inc. and JPMorgan Chase Bank, N.A., Administrative Agent, and other lenders party to the Agreement	8-K	1-32731	April 16, 2021	10.1
10.2†	Form of 2021 Performance Share Unit Agreement	-	-	-	-	X
10.3†	Form of Amended and Restated 2018 Performance Share Unit Agreement	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

Date: April 28, 2021