Form 10-Q
period 2021-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2021-07-23
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-32731

______________________________

CHIPOTLE MEXICAN GRILL, INC.

(Exact name of registrant as specified in its charter)

______________________________

Delaware	84-1219301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

610 Newport Center Drive, Suite 1400 Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 524-4000

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	CMG	New York Stock Exchange

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

As of July 20, 2021, there were 28,094,868 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$668,269	$607,987
Accounts receivable, net	75,697	104,500
Inventory	25,159	26,445
Prepaid expenses and other current assets	71,613	54,906
Income tax receivable	284,612	282,783
Investments	322,460	343,616
Total current assets	1,447,810	1,420,237
Leasehold improvements, property and equipment, net	1,666,184	1,584,311
Long-term investments	150,814	102,328
Restricted cash	27,877	27,849
Operating lease assets	2,945,912	2,767,185
Other assets	59,918	59,047
Goodwill	21,939	21,939
Total assets	$6,320,454	$5,982,896
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$140,251	$121,990
Accrued payroll and benefits	225,104	203,054
Accrued liabilities	143,469	164,649
Unearned revenue	113,016	127,750
Current operating lease liabilities	213,646	204,756
Total current liabilities	835,486	822,199
Commitments and contingencies (Note 10)
Long-term operating lease liabilities	3,134,555	2,952,296
Deferred income tax liabilities	133,510	149,422
Other liabilities	42,745	38,844
Total liabilities	4,146,296	3,962,761
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 36,988 and 36,704 shares issued as of June 30, 2021 and December 31, 2020, respectively	370	367
Additional paid-in capital	1,654,195	1,549,909
Treasury stock, at cost, 8,890 and 8,703 common shares as of June 30, 2021 and December 31, 2020, respectively	(3,067,458)	(2,802,075)
Accumulated other comprehensive loss	(4,187)	(4,229)
Retained earnings	3,591,238	3,276,163
Total shareholders' equity	2,174,158	2,020,135
Total liabilities and shareholders' equity	$6,320,454	$5,982,896

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Food and beverage revenue	$1,869,365	$1,350,188	$3,585,355	$2,752,305
Delivery service revenue	23,173	14,550	48,758	23,205
Total revenue	1,892,538	1,364,738	3,634,113	2,775,510
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	574,478	454,756	1,097,149	917,055
Labor	464,506	385,266	898,175	778,831
Occupancy	103,430	95,576	205,199	190,855
Other operating costs	287,242	262,378	581,952	473,140
General and administrative expenses	146,044	102,647	301,147	209,117
Depreciation and amortization	62,082	60,024	125,204	118,398
Pre-opening costs	4,965	3,644	8,386	7,210
Impairment, closure costs, and asset disposals	4,266	5,386	9,934	14,722
Total operating expenses	1,647,013	1,369,677	3,227,146	2,709,328
Income (loss) from operations	245,525	(4,939)	406,967	66,182
Interest and other income (expense), net	851	623	(1,317)	3,366
Income (loss) before income taxes	246,376	(4,316)	405,650	69,548
Benefit/(provision) for income taxes	(58,402)	12,491	(90,575)	15,015
Net income	$187,974	$8,175	$315,075	$84,563
Earnings per share:
Basic	$6.68	$0.29	$11.20	$3.04
Diluted	$6.60	$0.29	$11.04	$2.99
Weighted-average common shares outstanding:
Basic	28,134	27,911	28,130	27,851
Diluted	28,501	28,333	28,542	28,328
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	$305	$1,055	$42	$(786)
Comprehensive income	$188,279	$9,230	$315,117	$83,777

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	36,323	$363	$1,465,697	8,568	$(2,699,119)	$2,921,448	$(5,363)	$1,683,026
Adoption of ASU No. 2016-13, Financial Instrument-Credit Losses (Topic 326)	-	-	-	-	-	(1,051)	-	(1,051)
Stock-based compensation	-	-	17,708	-	-	-	-	17,708
Stock plan transactions and other	194	2	(181)	-	-	-	-	(179)
Acquisition of treasury stock	-	-	-	134	(102,031)	-	-	(102,031)
Net income	-	-	-	-	-	76,388	-	76,388
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(1,841)	(1,841)
Balance, March 31, 2020	36,517	$365	$1,483,224	8,702	$(2,801,150)	$2,996,785	$(7,204)	$1,672,020
Stock-based compensation	-	-	23,676	-	-	-	-	23,676
Stock plan transactions and other	150	2	(115)	-	-	-	-	(113)
Acquisition of treasury stock	-	-	-	1	(317)	-	-	(317)
Net income	-	-	-	-	-	8,175	-	8,175
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	1,055	1,055
Balance, June 30, 2020	36,667	$367	$1,506,785	8,703	$(2,801,467)	$3,004,960	$(6,149)	$1,704,496

Balance, December 31, 2020	36,704	$367	$1,549,909	8,703	$(2,802,075)	$3,276,163	$(4,229)	$2,020,135
Stock-based compensation	-	-	55,960	-	-	-	-	55,960
Stock plan transactions and other	232	2	632	-	-	-	-	634
Acquisition of treasury stock	-	-	-	74	(106,036)	-	-	(106,036)
Net income	-	-	-	-	-	127,101	-	127,101
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(263)	(263)
Balance, March 31, 2021	36,936	$369	$1,606,501	8,777	$(2,908,111)	$3,403,264	$(4,492)	$2,097,531
Stock-based compensation	-	-	47,670	-	-	-	-	47,670
Stock plan transactions and other	52	1	24	-	-	-	-	25
Acquisition of treasury stock	-	-	-	113	(159,347)	-	-	(159,347)
Net income	-	-	-	-	-	187,974	-	187,974
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	305	305
Balance, June 30, 2021	36,988	$370	$1,654,195	8,890	$(3,067,458)	$3,591,238	$(4,187)	$2,174,158

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2021	2020
Operating activities
Net income	$315,075	$84,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,204	118,398
Amortization of operating lease assets	105,485	88,139
Deferred income tax provision	(15,884)	55,122
Impairment, closure costs, and asset disposals	8,235	13,747
Provision for credit losses	(220)	82
Stock-based compensation expense	102,680	40,762
Other	2,467	1,670
Changes in operating assets and liabilities:
Accounts receivable	37,286	22,598
Inventory	1,309	2,029
Prepaid expenses and other current assets	(18,186)	(6,250)
Other assets	117	(8,574)
Accounts payable	12,525	40,530
Accrued payroll and benefits	21,068	3,264
Accrued liabilities	(20,102)	(8,120)
Unearned revenue	(11,487)	(4,027)
Income tax payable/receivable	(1,851)	(70,119)
Operating lease liabilities	(101,818)	(69,468)
Other long-term liabilities	955	587
Net cash provided by operating activities	562,858	304,933
Investing activities
Purchases of leasehold improvements, property and equipment	(212,123)	(165,455)
Purchases of investments	(190,920)	(101,104)
Maturities of investments	162,045	198,578
Proceeds from sale of equipment	2,885	-
Acquisitions of equity method investments	-	(7,525)
Net cash used in investing activities	(238,113)	(75,506)
Financing activities
Acquisition of treasury stock	(203,151)	(54,401)
Tax withholding on stock-based compensation awards	(58,860)	(47,947)
Other financing activities	(2,208)	(1,855)
Net cash used in financing activities	(264,219)	(104,203)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(216)	(104)
Net change in cash, cash equivalents, and restricted cash	60,310	125,120
Cash, cash equivalents, and restricted cash at beginning of period	635,836	508,481
Cash, cash equivalents, and restricted cash at end of period	$696,146	$633,601
Supplemental disclosures of cash flow information
Income taxes paid	$108,247	$657
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$50,403	$41,504
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$3,372	$-

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of June 30, 2021, we operated 2,808 Chipotle restaurants throughout the United States as well as 41 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates four Pizzeria Locale restaurants, a fast-casual pizza concept. We manage our operations based on eight regions and have aggregated our operations to one reportable segment.

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

3. Revenue Recognition

Gift Cards

We sell gift cards, which do not have expiration dates and we do not deduct non-usage fees from outstanding gift card balances. Gift card balances are initially recorded as unearned revenue. We recognize revenue from gift cards when the gift card is redeemed by the customer. Historically, the majority of gift cards are redeemed within one year. In addition, a portion of gift cards are not expected to be redeemed and will be recognized as breakage over time in proportion to gift card redemptions (“gift card breakage rate”). The gift card breakage rate is based on company and program specific information, including historical redemption patterns, and expected remittance to government agencies under unclaimed property laws, if applicable. We evaluate our gift card breakage rate estimate annually, or more frequently as circumstances warrant, and apply that rate to gift card redemptions. Gift card liability balances are typically highest at the end of each calendar year following increased gift card sales during the holiday season; accordingly, revenue recognized from gift card liability balances is highest in the first quarter of each calendar year.

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	June 30,	December 31,
	2021	2020
Gift card liability	$87,964	$105,413

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue recognized from gift card liability balance at the beginning of the year	$8,628	$4,064	$39,494	$32,134

Chipotle Rewards

We have a national loyalty program called Chipotle Rewards. Eligible customers who enroll in the program generally earn points for every dollar spent. After accumulating the required number of points, the customer may select a reward. We may also periodically offer promotions, which typically provide the customer with the opportunity to earn bonus points or other rewards. Earned rewards generally expire one to two months after they are issued, and points generally expire if an account is inactive for a period of six months. In June 2021, we enhanced Chipotle Rewards and introduced a new redemption feature we call the “Rewards Exchange” that provides loyalty members multiple redemption options. Previously, Chipotle Rewards points were automatically redeemed for a free entrée when the customer obtained the required number of points. The change in the Chipotle Rewards program did not have a material impact on our condensed consolidated financial statements.

We defer revenue associated with the estimated selling price of points or rewards earned by customers as each point or reward is earned, net of points or rewards we do not expect to be redeemed. The estimated selling price of each point or reward earned is based on the estimated value of the product for which the point or reward is expected to be redeemed. Our estimate of points and rewards we expect to be redeemed (“rewards breakage rate”) is based on historical and other company specific data. The change in the Chipotle Rewards program in June 2021 did not materially impact our estimate of the stand-alone selling price or breakage rate of each point. The costs associated with rewards redeemed are primarily included in food, beverage, and packaging expense on our condensed consolidated statements of income and comprehensive income.

We recognize loyalty revenue within food and beverage revenue on the condensed consolidated statements of income and comprehensive income when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our condensed consolidated balance sheets.

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Chipotle Rewards liability, beginning balance	$23,925	$13,484	$22,337	$10,584
Revenue deferred	26,509	25,226	52,370	40,443
Revenue recognized	(25,382)	(18,698)	(49,655)	(31,015)
Chipotle Rewards liability, ending balance	$25,052	$20,012	$25,052	$20,012

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

Held-to-Maturity Investments

We invest in U.S. Treasury securities with maturities of up to 19 months, with $322,460 maturing within one year from June 30, 2021. The fair value of our held-to-maturity investments is measured using Level 1 inputs (quoted prices for identical assets in active markets). We designate the appropriate classification of our investments at the time of purchase based upon the intended holding period.

All held-to-maturity investments are carried at amortized cost. The amortized costs of these investments exceeded the fair value by $140 and $117 as of June 30, 2021 and December 31, 2020, respectively. We recognize a reserve for the expected credit losses when lifetime credit losses are expected by management. As of June 30, 2021, management has concluded there is no risk of non-payment.

Rabbi Trust

We maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value and are included in other assets on the condensed consolidated balance sheets. Fair value of rabbi trust investments in mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $18,418 and $15,296 as of June 30, 2021 and December 31, 2020, respectively. We record trading gains and losses in general and administrative expenses on the condensed consolidated statements of income and comprehensive income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

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

The following table summarizes our assets measured at fair value by hierarchy level on a nonrecurring basis:

		Carrying Value
		June 30,
	Level	2021	2020
Leasehold improvements, property and equipment, net	3	$893	$2,096
Operating lease assets	3	2,839	3,977
Total		$3,732	$6,073

Fair value of these assets was measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant. During the three months ended June 30, 2021 and 2020 we recorded asset impairments related to restaurants and offices of $519 and $2,380, respectively. During the six months ended June 30, 2021 and 2020 we recorded asset impairments related to restaurants and offices of $3,228 and $10,029, respectively. Carrying value after the impairment charges approximates fair value.

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

Equity Method Investment

On April 16, 2020, we acquired approximately 10% of the common stock of a supplier in exchange for cash consideration of $7,500. On August 6, 2020, we acquired an additional 3.2% of the common stock of the same supplier in exchange for cash consideration of $2,500. As of June 30, 2021, we own approximately 12.7% of the supplier’s common stock and have invested total cash consideration of $10,000. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. The investment is included within other assets on the condensed consolidated balance sheet as of June 30, 2021, with a carrying value of $9,109. The investment would be impaired if the carrying value exceeds the fair value of the investment.

5. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. As of June 30, 2021, we had $208,498 authorized for repurchasing shares of our common stock, which includes the $200,000 additional authorization approved by our Board of Directors and announced on July 20, 2021. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.

During the six months ended June 30, 2021, 40 shares of common stock at a total cost of $58,860 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

6. Stock-Based Compensation

For the six months ended June 30, 2021, we granted stock only stock appreciation rights (“SOSARs”) on 74 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $393.61 per share with a weighted-average exercise price of $1,479.31 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the six months ended June 30, 2021, 291 SOSARs were exercised, and 8 SOSARs were forfeited.

For the six months ended June 30, 2021, we granted restricted stock units (“RSUs”) on 24 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $1,472.07 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. For the six months ended June 30, 2021, 44 RSUs vested and 5 RSUs were forfeited.

For the six months ended June 30, 2021, we awarded performance share units (“PSUs”) on 18 shares of our common stock at target performance to eligible employees. These PSUs are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $1,479.55 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3 year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant.

On December 30, 2020, due to the impact that the novel coronavirus (COVID-19) pandemic had on the growth in comparable restaurant sales and restaurant margin relative to the trajectory of both of these performance factors prior to the pandemic, and also due to the significant shareholder value created over the three-year performance period of the original award, the Compensation Committee of our Board of Directors modified the 2018 PSU award. This modification pertained to all seven recipients of this award, and resulted in an incremental compensation expense of $71,441, of which $47,827 was recognized during the six months ended June 30, 2021, and $23,148 remains unamortized as of June 30, 2021. Based on the terms of the modification, 29 PSUs vested on March 15, 2021, pursuant to the original performance condition of the 2018 PSU award. To receive all incremental shares generated through the modification, the recipients of this award must remain employed through December 31, 2022, and the incremental shares will vest in four installments over this period. The first of the four installments vested on June 30, 2021, which included the vesting of 17 PSUs. The remaining expense will be recognized over this requisite service period. For the six months ended June 30, 2021, no other PSUs vested, and no PSUs were forfeited.

The following table sets forth total stock-based compensation expense:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation	$47,670	$23,676	$103,630	$41,384
Stock-based compensation, net of income taxes	$42,722	$20,007	$93,187	$34,512
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$380	$309	$950	$622
Excess tax benefit on stock-based compensation recognized in benefit/(provision) for income taxes on the condensed consolidated statements of income and comprehensive income	$9,421	$15,708	$24,446	$39,339

.

7. Income Taxes

The effective tax rate for the three months ended June 30, 2021, was a provision of 23.7%, a change from a benefit of 289.4% for the three months ended June 30, 2020. The change is primarily due to the proportionality of the excess tax benefits from option exercises and equity vesting relative to profit or loss before tax in each respective quarter.

The effective income tax rate for the six months ended June 30, 2021, was a provision of 22.3%, a change from a benefit of 21.6% for the six months ended June 30, 2020. The change is primarily due to increased profit before tax and fewer excess tax benefits related to option exercises and equity vesting in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), through December 31, 2021. For the quarter ended June 30, 2021, we did not record a tax benefit related to the employee retention credit. We are still evaluating the ARPA and we do not expect that it will have a material impact on our condensed consolidated financial statements.

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

Supplemental disclosures of cash flow information related to leases are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$89,134	$66,595	$177,942	$144,484
Operating lease assets obtained in exchange for operating lease liabilities	$150,561	$102,113	$294,663	$239,079
Derecognition of operating lease assets due to terminations or impairment	$432	$12,410	$1,979	$14,417

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. In 2020, we received non-substantial concessions from certain landlords in the form of rent deferrals and abatements related to the COVID-19 pandemic. We have elected to not account for these rent concessions as lease modifications. The recognition of rent concessions did not have a material impact on our condensed consolidated financial statements as of June 30, 2021.

9. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$187,974	$8,175	$315,075	$84,563
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	28,134	27,911	28,130	27,851
Dilutive stock awards	367	422	412	477
Weighted-average number of common shares outstanding (for diluted calculation)	28,501	28,333	28,542	28,328
Basic earnings per share	$6.68	$0.29	$11.20	$3.04
Diluted earnings per share	$6.60	$0.29	$11.04	$2.99

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock awards subject to performance conditions	76	100	73	95
Stock awards that were antidilutive	76	117	62	110
Total stock awards excluded from diluted earnings per share	152	217	135	205

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

Litigation

New York Legal Proceedings

On September 10, 2019, the New York City Department of Consumer and Worker Protection (“DCWP”) filed a complaint in the City of New York Office of Administrative Trials and Hearings alleging violations at five Chipotle restaurants of New York City’s Fair Work Week law (“FWW”) and Earned Safe and Sick Time Act (“ESTA”) between November 2017 and September 2019. On April 28, 2021, DCWP amended the complaint to cover purported violations of FWW and ESTA at substantially all Chipotle restaurants in New York City, through the date the amended complaint was filed. Chipotle and the DCWP have engaged in mediation proceedings, which are ongoing. In the event the parties are not able to resolve the matter, Chipotle intends to vigorously defend against the allegations, and it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter.

Other

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

Accrual for Estimated Liability

As of June 30, 2021, we had an accrued legal liability balance of $29,517 included within accrued liabilities on the condensed consolidated balance sheet.

11. Debt

On May 8, 2020, we entered into a $600,000 revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as administrative agent. On April 13, 2021 we terminated this facility, which we did not borrow on at any time over the period of which it was active.

Concurrently, on April 13, 2021, we entered into a new 5-year $500,000 revolving credit facility, with JPMorgan as administrative agent. Borrowings on the new credit facility bear interest at a rate equal to LIBOR plus 1.375%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility as of June 30, 2021.

12. Related Party Transactions

As of June 30, 2021, we owned approximately 12.7% of the common stock outstanding of a supplier. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified the supplier as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the three and six months ended June 30, 2021, purchases from the supplier were $7,401 and $13,143 respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the expected benefit of the CARES Act or the ARPA on our taxes and tax rate, the number of new restaurants we expect to open this year, our expectation to generate positive cash flow for the foreseeable future, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” “remain confident” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2020, this Quarterly Report on Form 10-Q and in other reports filed subsequently with the SEC.

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

Second Quarter 2021 Financial Highlights, year-over-year:

•Total revenue increased 38.7% to $1.9 billion

•Comparable restaurant sales increased 31.2%

•Diluted earnings per share was $6.60, which included an $0.86 after-tax impact from expenses related to the 2018 PSU modification related to COVID-19, restaurant asset impairment and closure costs, certain legal expenses, as well as other costs

Sales Trends. Comparable restaurant sales increased 31.2% for the three months ended June 30, 2021, which included a 27.4% increase in transactions. We believe lapping the peak of the pandemic from last year, on-going strength in digital sales, the strong recovery of in-restaurant sales, as well as positive guest reception for our quesadillas contributed to second quarter growth.

Digital sales grew 10.5% to $916.5 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 and represented 48.5% of sales. Just over half of the digital sales were from order ahead transactions.

Loyalty. In June 2021 we enhanced the Chipotle Rewards program and introduced a new Rewards Exchange. This feature gives multiple redemption options and provides members with greater flexibility to redeem rewards and allows them to earn rewards faster. Members will continue to earn points for every dollar of eligible spend, and we will continue to defer revenue associated with the estimated selling price of points earned, net of points we do not expect to be redeemed.

Wage Increases. In May 2021 we announced that we are increasing restaurant wages resulting in a $15.00 average hourly wage as we look to continue to provide industry-leading benefits and accelerated growth opportunities for our restaurant employees. This wage increase was implemented across all restaurants by June 30, 2021.

Restaurant Operating Costs. Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of total revenue decreased 1,230 basis points to 75.5% for the three months ended June 30, 2021, as compared to 87.8% for the three months ended June 30, 2020. The improvement was driven primarily by leverage from the comparable restaurant sales including menu price increases, and to a lesser extent lower promotional activity and beef prices. The decreases are partially offset by higher costs associated with new menu items, wage inflation for one month of the second quarter, and avocados.

Restaurant Development. We opened 56 new restaurants including one relocation, and closed five restaurants during the three months ended June 30, 2021. Of the 56 new restaurants, 45 included Chipotlanes. The Chipotlane format continues to perform very well and is helping enhance guest access and convenience, as well as increase new restaurant sales, margins, and returns. We remain confident in the long-term opportunity to more than double the number of Chipotle restaurants in North America. We believe our strong financial position will allow us to build a robust new unit development pipeline.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning of period	2,803	2,638	2,768	2,622
Chipotle openings	56	37	96	56
Chipotle permanent closures	(5)	(3)	(10)	(5)
Chipotle relocations	(1)	(3)	(1)	(4)
Total restaurants at end of period	2,853	2,669	2,853	2,669

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$1,869.4	$1,350.2	38.5%	$3,585.4	$2,752.3	30.3%
Delivery service revenue	23.2	14.6	59.3%	48.8	23.2	110.1%
Total revenue	$1,892.5	$1,364.7	38.7%	$3,634.1	$2,775.5	30.9%
Average restaurant sales (1)	$2.5	$2.2	14.3%	$2.5	$2.2	14.3%
Comparable restaurant sales increase	31.2%	(9.8%)		24.1%	(3.5%)

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, were comparable restaurant sales increases of $420.1 million, and to a lesser extent, increases in total revenue from restaurants not yet in the comparable base of $107.6 million, of which $33.3 million was attributable to restaurants opened in 2021.

The significant factors contributing to the total revenue increase for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, were comparable restaurant sales increases of $654.5 million, and to a lesser extent, increases in total revenue from restaurants not yet in the comparable base of $203.7 million, of which $41.9 million was attributable to restaurants opened in 2021.

Food, Beverage and Packaging Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$574.5	$454.8	26.3%	$1,097.1	$917.1	19.6%
As a percentage of total revenue	30.4%	33.3%	(2.9%)	30.2%	33.0%	(2.8%)

Food, beverage and packaging costs decreased as a percentage of total revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the benefit of menu price increases, and to a lesser extent, lower beef prices. These decreases were partially offset by higher costs associated with new menu items, like quesadillas, and, to a lesser extent, avocado costs.

Food, beverage and packaging costs decreased as a percentage of total revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the benefit of menu price increases, and to a lesser extent, lower beef prices. This decrease was partially offset by higher costs associated with cauliflower rice and fewer sales of high margin beverages.

COVID-19 had an immaterial direct impact on food, beverage and packaging costs for the three and six months ended June 30, 2021.

Labor Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Labor costs	$464.5	$385.3	20.6%	$898.2	$778.8	15.3%
As a percentage of total revenue	24.5%	28.2%	(3.7%)	24.7%	28.1%	(3.4%)

Labor costs decreased as a percentage of total revenue for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily due to sales leverage. This decrease was partially offset by restaurant wage increases implemented in June 2021 and to a lesser extent higher bonus expense.

COVID-19 increased labor costs as a percentage of total revenue for the three and six months ended June 30, 2021, by 0.2% and 0.3%, respectively. This was due to our emergency leave benefits to accommodate employees directly affected by COVID-19.

Occupancy Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$103.4	$95.6	8.2%	$205.2	$190.9	7.5%
As a percentage of total revenue	5.5%	7.0%	(1.5%)	5.6%	6.9%	(1.3%)

Occupancy costs decreased as a percentage of total revenue for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily due to sales leverage, partially offset by increased rent expense associated with new restaurants.

COVID-19 had an immaterial impact on occupancy costs for the three and six months ended June 30, 2021.

Other Operating Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$287.2	$262.4	9.5%	$582.0	$473.1	23.0%
As a percentage of total revenue	15.2%	19.2%	(4.0%)	16.0%	17.0%	(1.0%)

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, and maintenance costs. Other operating costs decreased as a percentage of total revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to sales leverage and lower delivery expenses primarily due to free delivery campaigns last year.

Other operating costs decreased as a percentage of total revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to sales leverage and lower promotions due to free delivery campaigns last year. The decrease in other operating costs was partially offset by higher delivery expenses associated with increased delivery sales.

As a result of COVID-19, sales shifted towards delivery after we temporarily closed our dining rooms in response to COVID-19 and delivery sales have remained elevated from pre-pandemic levels. We are also continuing to limit non-essential controllable costs.

General and Administrative Expenses

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
General and administrative expense	$146.0	$102.6	42.3%	$301.1	$209.1	44.0%
As a percentage of total revenue	7.7%	7.5%	0.2%	8.3%	7.5%	0.8%

General and administrative expense increased in dollar terms for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a $22.8 million increase in stock-based compensation, primarily attributable to the modification of 2018 PSUs related to COVID-19, a $9.3 million increase in outside services expense related to initiatives to support our digital and restaurant growth, a $4.8 million increase in performance bonuses and a $4.1 increase in wages primarily due to headcount growth.

General and administrative expense increased in dollar terms for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a $59.7 million increase in stock based compensation, of which $47.8 million relates to the modification of 2018 PSUs to account for the unplanned effects of COVID-19, a $16.7 million increase in outside services expense related to initiatives to support our digital and restaurant growth, a $8.9 million increase in performance bonuses and a $4.1 increase in wages primarily due to headcount growth.

Other than the impact on stock-based compensation discussed above, COVID-19 had an immaterial impact on general and administrative expenses for the three and six months ended June 30, 2021.

Depreciation and Amortization

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$62.1	$60.0	3.4%	$125.2	$118.4	5.7%
As a percentage of total revenue	3.3%	4.4%	(1.1%)	3.4%	4.3%	(0.9%)

Depreciation and amortization decreased as a percentage of total revenue for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily due to the benefit of sales leverage.

COVID-19 had an immaterial impact on depreciation and amortization for the three and six months ended June 30, 2021.

Impairment, Closure Costs, and Asset Disposals

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$4.3	$5.4	(20.8%)	$9.9	$14.7	(32.5%)
As a percentage of total revenue	0.2%	0.4%	(0.2%)	0.3%	0.5%	(0.2%)

Impairment, closure costs, and asset disposals decreased in dollar terms for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a comparison against elevated impairments of operating lease assets and leasehold improvements in 2020. These elevated impairments in 2020 were primarily the result of the COVID-19 pandemic negatively impacting our near-term restaurant level cash flow forecasts. The decrease in impairment, closure costs, and assets disposals is partially offset by asset impairment charges for restaurant equipment, and certain corporate equipment.

Impairment, closure costs, and asset disposals decreased in dollar terms for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a comparison against elevated impairments of leasehold improvements and operating lease assets in 2020. These elevated impairments in 2020 were primarily the result of the COVID-19 pandemic negatively impacting our near-term restaurant level cash flow forecasts.

While the majority of our restaurants and markets have returned to pre-pandemic restaurant level cash flow levels, COVID-19 continues to have a negative impact on our assumptions for future near-term restaurant level cash flows for certain markets or restaurants.

Benefit/(Provision) for Income Taxes

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Benefit/(provision) for income taxes	$(58.4)	$12.5	(567.6%)	$(90.6)	$15.0	(703.2%)
Effective tax rate	23.7%	289.4%	n/m*	22.3%	(21.6%)	n/m*

*Not meaningful

The effective income tax rate changed from a benefit of 289.4% for the three months ended June 30, 2020, to a provision of 23.7% for the three months ended June 30, 2021. The change is primarily due to the proportionality of the excess tax benefits from option exercises and equity vesting relative to the profit or loss before tax in each respective quarter.

The effective income tax rate changed from a benefit of 21.6% for the six months ended June 30, 2020, to a provision of 22.3% for the six months ended June 30, 2021. The increase is primarily due to increased profit before tax and fewer excess tax benefits related to option exercise and equity vesting in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

COVID-19, the CARES Act and the ARPA did not have a material impact on our tax rate for the three or six months ended June 30, 2021.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of June 30, 2021, we had a cash and marketable investments balance of $1.1 billion, excluding restricted cash of $27.9 million. We expect to utilize cash flow from operations to provide capital for the continued investment in new restaurant construction and to remodel restaurants, primarily those that do not have a digital kitchen or Chipotlane, to repurchase additional shares of our common stock subject to market conditions, and for general corporate purposes. As of June 30, 2021, $208.5 million remained available for repurchases of shares of our common stock under previously announced repurchase authorizations. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. Additionally, as of June 30, 2021, we had $500.0 million of undrawn borrowing capacity under 5-year revolving credit facility.

In our restaurants, we are working to minimize waste and effectively schedule labor hours. We believe that cash from operations, together with our cash and investment balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. Assuming no significant declines in comparable restaurant sales, we expect we will generate positive cash flow for the foreseeable future. Should our business deteriorate due to changing conditions, there are other actions we can take to further conserve liquidity.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, and December 31, 2020, we had no material off-balance sheet arrangements or obligations.

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

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of June 30, 2021, we had $1.1 billion in interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and U.S. treasury securities. We had $67.2 million in accounts with an earnings credit we classify as interest and other income. Combined these earned a weighted-average interest rate of 0.09%.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 30, 2021, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

The risk factor below updates the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Our Bylaws contain exclusive forum provisions that may increase the costs for our shareholders to initiate certain types of legal disputes, discourage our shareholders from initiating such disputes, or limit our shareholders’ ability to obtain a favorable judicial forum for such disputes.

Our Amended and Restated Bylaws (the “Bylaws”) provide that, unless we consent in writing to an alternative forum, the sole and exclusive forum for certain legal actions specified in the Bylaws is the Court of Chancery of the State of Delaware (or another state or federal court located within the State of Delaware, if the Court of Chancery does not have subject matter jurisdiction) (collectively, “Delaware Courts”). These Bylaws provisions may limit a shareholder’s ability to initiate a dispute with us or our directors, officers or other employees in a judicial forum of their choosing, which may discourage these types of legal actions, and may increase the costs for the shareholder plaintiff, particularly if they do not reside in or near Delaware. The Delaware Courts may reach different results than would other courts, including courts where a shareholder would otherwise choose to initiate the legal action, and such results may be more favorable to us than to our shareholders. Our Bylaws also provide that, unless we consent to an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. This provision does not relieve us of our obligation to comply with the federal securities laws and the rules and regulations thereunder, and our shareholders will not be deemed to have waived our compliance with these laws, rules and regulations; however this provision may discourage these types of legal actions.

A court might determine that these Bylaws provisions are inapplicable or unenforceable in any particular legal action, in which case we may incur additional litigation-related expenses in such legal action, and the legal action may result in outcomes unfavorable to us, which could have a material adverse impact on our reputation, business operations and financial results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2021.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April		25,876	$1,496.89	25,876	$115,058,860
	Purchased 4/1 through 4/30
May		39,109	$1,367.64	39,109	$261,571,846
	Purchased 5/1 through 5/31
June		38,208	$1,389.08	38,208	$208,497,826
	Purchased 6/1 through 6/30
Total		103,193	$1,407.99	103,193

(1) Shares were repurchased pursuant to repurchase programs announced on February 4, 2020 and April 21, 2021.

(2) This column includes an additional $200 million in authorized repurchases approved on May 17, 2021 and announced July 20, 2021. There is no expiration date for this program, and the authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or our Board of Directors have determined to discontinue such repurchases.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Director Compensation Program and Stock Ownership Guidelines (revised May 18, 2021)	-	-	-	-	X
10.2†	Form of 2021 Director Restricted Stock Unit Agreement	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

Date: July 23, 2021