Form 10-Q
period 2021-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2021-10-27
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 22, 2021, there were 28,135,406 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$721,109	$607,987
Accounts receivable, net	76,099	104,500
Inventory	28,450	26,445
Prepaid expenses and other current assets	72,821	54,906
Income tax receivable	318,593	282,783
Investments	301,534	343,616
Total current assets	1,518,606	1,420,237
Leasehold improvements, property and equipment, net	1,719,224	1,584,311
Long-term investments	188,344	102,328
Restricted cash	27,891	27,849
Operating lease assets	3,094,045	2,767,185
Other assets	57,518	59,047
Goodwill	21,939	21,939
Total assets	$6,627,567	$5,982,896
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$171,712	$121,990
Accrued payroll and benefits	190,912	203,054
Accrued liabilities	153,233	164,649
Unearned revenue	120,423	127,750
Current operating lease liabilities	214,684	204,756
Total current liabilities	850,964	822,199
Commitments and contingencies (Note 10)
Long-term operating lease liabilities	3,274,875	2,952,296
Deferred income tax liabilities	148,395	149,422
Other liabilities	42,425	38,844
Total liabilities	4,316,659	3,962,761
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 37,102 and 36,704 shares issued as of September 30, 2021 and December 31, 2020, respectively	371	367
Additional paid-in capital	1,690,806	1,549,909
Treasury stock, at cost, 8,947 and 8,703 common shares as of September 30, 2021 and December 31, 2020, respectively	(3,170,798)	(2,802,075)
Accumulated other comprehensive loss	(5,143)	(4,229)
Retained earnings	3,795,672	3,276,163
Total shareholders' equity	2,310,908	2,020,135
Total liabilities and shareholders' equity	$6,627,567	$5,982,896

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Food and beverage revenue	$1,932,409	$1,581,335	$5,517,764	$4,333,640
Delivery service revenue	19,906	20,079	68,664	43,284
Total revenue	1,952,315	1,601,414	5,586,428	4,376,924
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	591,332	517,261	1,688,481	1,434,316
Labor	502,757	405,818	1,400,932	1,184,649
Occupancy	104,223	97,694	309,422	288,549
Other operating costs	294,650	268,416	876,602	741,556
General and administrative expenses	145,930	133,150	447,077	342,267
Depreciation and amortization	63,191	60,180	188,395	178,578
Pre-opening costs	5,894	3,808	14,280	11,018
Impairment, closure costs, and asset disposals	4,658	7,991	14,592	22,713
Total operating expenses	1,712,635	1,494,318	4,939,781	4,203,646
Income from operations	239,680	107,096	646,647	173,278
Interest and other income (expense), net	(126)	(595)	(1,443)	2,771
Income before income taxes	239,554	106,501	645,204	176,049
Provision for income taxes	(35,120)	(26,257)	(125,695)	(11,242)
Net income	$204,434	$80,244	$519,509	$164,807
Earnings per share:
Basic	$7.26	$2.87	$18.46	$5.91
Diluted	$7.18	$2.82	$18.22	$5.81
Weighted-average common shares outstanding:
Basic	28,150	27,973	28,137	27,892
Diluted	28,475	28,454	28,520	28,370
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	$(956)	$705	$(914)	$(81)
Comprehensive income	$203,478	$80,949	$518,595	$164,726

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	36,323	$363	$1,465,697	8,568	$(2,699,119)	$2,921,448	$(5,363)	$1,683,026
Adoption of ASU No. 2016-13, Financial Instrument-Credit Losses (Topic 326)	-	-	-	-	-	(1,051)	-	(1,051)
Stock-based compensation	-	-	17,708	-	-	-	-	17,708
Stock plan transactions and other	194	2	(181)	-	-	-	-	(179)
Acquisition of treasury stock	-	-	-	134	(102,031)	-	-	(102,031)
Net income	-	-	-	-	-	76,388	-	76,388
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(1,841)	(1,841)
Balance, March 31, 2020	36,517	$365	$1,483,224	8,702	$(2,801,150)	$2,996,785	$(7,204)	$1,672,020
Stock-based compensation	-	-	23,676	-	-	-	-	23,676
Stock plan transactions and other	150	2	(115)	-	-	-	-	(113)
Acquisition of treasury stock	-	-	-	1	(317)	-	-	(317)
Net income	-	-	-	-	-	8,175	-	8,175
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	1,055	1,055
Balance, June 30, 2020	36,667	$367	$1,506,785	8,703	$(2,801,467)	$3,004,960	$(6,149)	$1,704,496
Stock-based compensation	-	-	20,128	-	-	-	-	20,128
Stock plan transactions and other	15	-	42	-	-	-	-	42
Acquisition of treasury stock	-	-	-	-	(29)	-	-	(29)
Net income	-	-	-	-	-	80,244	-	80,244
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	705	705
Balance, September 30, 2020	36,682	$367	$1,526,955	8,703	$(2,801,496)	$3,085,204	$(5,444)	$1,805,586

Balance, December 31, 2020	36,704	$367	$1,549,909	8,703	$(2,802,075)	$3,276,163	$(4,229)	$2,020,135
Stock-based compensation	-	-	55,960	-	-	-	-	55,960
Stock plan transactions and other	232	2	632	-	-	-	-	634
Acquisition of treasury stock	-	-	-	74	(106,036)	-	-	(106,036)
Net income	-	-	-	-	-	127,101	-	127,101
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(263)	(263)
Balance, March 31, 2021	36,936	$369	$1,606,501	8,777	$(2,908,111)	$3,403,264	$(4,492)	$2,097,531
Stock-based compensation	-	-	47,670	-	-	-	-	47,670
Stock plan transactions and other	52	1	24	-	-	-	-	25
Acquisition of treasury stock	-	-	-	113	(159,347)	-	-	(159,347)
Net income	-	-	-	-	-	187,974	-	187,974
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	305	305
Balance, June 30, 2021	36,988	$370	$1,654,195	8,890	$(3,067,458)	$3,591,238	$(4,187)	$2,174,158
Stock-based compensation	-	-	36,693	-	-	-	-	36,693
Stock plan transactions and other	114	1	(82)	-	-	-	-	(81)
Acquisition of treasury stock	-	-	-	57	(103,340)	-	-	(103,340)
Net income	-	-	-	-	-	204,434	-	204,434
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(956)	(956)
Balance, September 30, 2021	37,102	$371	$1,690,806	8,947	$(3,170,798)	$3,795,672	$(5,143)	$2,310,908

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2021	2020
Operating activities
Net income	$519,509	$164,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,395	178,578
Deferred income tax provision	(1,024)	53,857
Impairment, closure costs, and asset disposals	12,483	21,198
Provision for credit losses	733	(143)
Stock-based compensation expense	138,741	60,579
Other	2,534	2,450
Changes in operating assets and liabilities:
Accounts receivable	21,882	29,233
Inventory	(1,996)	614
Prepaid expenses and other current assets	(19,343)	(6,015)
Operating lease assets	151,628	136,052
Other assets	1,901	(21,754)
Accounts payable	28,712	5,776
Accrued payroll and benefits	(13,193)	68,514
Accrued liabilities	(7,407)	1,965
Unearned revenue	(2,978)	(593)
Income tax payable/receivable	(35,850)	(32,677)
Operating lease liabilities	(141,540)	(115,069)
Other long-term liabilities	474	1,351
Net cash provided by operating activities	843,661	548,723
Investing activities
Purchases of leasehold improvements, property and equipment	(320,569)	(246,758)
Purchases of investments	(288,899)	(325,069)
Maturities of investments	243,441	318,505
Proceeds from sale of equipment	2,885	-
Acquisitions of equity method investments	-	(10,025)
Net cash used in investing activities	(363,142)	(263,347)
Financing activities
Acquisition of treasury stock	(300,733)	(54,401)
Tax withholding on stock-based compensation awards	(63,492)	(47,976)
Other financing activities	(2,342)	(1,865)
Net cash used in financing activities	(366,567)	(104,242)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(788)	377
Net change in cash, cash equivalents, and restricted cash	113,164	181,511
Cash, cash equivalents, and restricted cash at beginning of period	635,836	508,481
Cash, cash equivalents, and restricted cash at end of period	$749,000	$689,992
Supplemental disclosures of cash flow information
Income taxes paid (refunded)	$163,069	$(8,987)
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$65,311	$72,860
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$4,498	$-

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of September 30, 2021, we operated 2,888 Chipotle restaurants including, 2,846 within the United States as well as 42 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates four Pizzeria Locale restaurants, a fast-casual pizza concept. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

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

2. Recently Issued Accounting Standards

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are evaluating the impact of the transition from LIBOR to alternative reference rates but do not expect a significant impact to our consolidated financial statements.

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

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	September 30,	December 31,
	2021	2020
Gift card liability	$86,169	$105,413

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue recognized from gift card liability balance at the beginning of the year	$5,295	$3,990	$44,789	$36,124

Chipotle Rewards

We have a loyalty program called Chipotle Rewards. Eligible customers who enroll in the program generally earn points for every dollar spent. After accumulating the required number of points, the customer may select a reward. We may also periodically offer promotions, which typically provide the customer with the opportunity to earn bonus points or other rewards. Earned rewards generally expire one to two months after they are issued, and points generally expire if an account is inactive for a period of six months.

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

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Chipotle Rewards liability, beginning balance	$25,052	$20,012	$22,337	$10,584
Revenue deferred	26,590	22,302	78,960	62,745
Revenue recognized	(17,388)	(19,416)	(67,043)	(50,431)
Chipotle Rewards liability, ending balance	$34,254	$22,898	$34,254	$22,898

4. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Our investments are comprised of U.S. Treasury securities, a corporate debt security, non-marketable equity securities, and an equity method investment. We also maintain a deferred compensation plan with related assets held in a rabbi trust. We designate the appropriate classification of our investments at the time of purchase based upon the intended holding period.

Held-to-Maturity Investments

U.S. Treasury Securities

As of September 30, 2021, we held $461,876 of U.S. Treasury securities with maturities of up to 20 months, of which $301,534 mature within one year. Our investments in U.S. Treasury securities are held at amortized cost. The fair value of our held-to-maturity U.S. Treasury security investments is measured using Level 1 inputs (quoted prices for identical assets in active markets). The amortized costs of these investments exceeded the fair value by $92 and $117 as of September 30, 2021 and December 31, 2020, respectively. We recognize a reserve for expected credit losses when lifetime credit losses are expected by management. As of September 30, 2021, management has concluded there is no risk of non-payment with respect to our U.S. Treasury security investments.

Corporate Debt Security

On September 30, 2021, we acquired a promissory note issued by a supplier in exchange for $18,000. The promissory note has a principal balance of $18,000 and bears interest at a rate equal to the 3-month U.S. dollar LIBOR plus a fixed interest spread. Accrued interest is paid quarterly in arrears and principal is payable in accordance with an amortization schedule beginning on December 31, 2022. The promissory note matures on September 30, 2028. Our investment in the corporate debt security is held at amortized cost and approximates fair value as of September 30, 2021. As of September 30, 2021, we maintained a reserve of $423 for expected credit losses associated with the investment.

Rabbi Trust

We maintain a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value and are included in other assets on the condensed consolidated balance sheets. Fair value of rabbi trust investments in mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $18,669 and $15,296 as of September 30, 2021 and December 31, 2020, respectively. We record trading gains and losses in general and administrative expenses on the condensed consolidated statements of income and comprehensive income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, certain long-term investments, operating lease assets, other assets, and goodwill. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The following table summarizes assets measured at fair value by hierarchy level on a nonrecurring basis for the periods indicated:

		Carrying Value
		September 30,
	Level	2021	2020
Leasehold improvements, property and equipment, net	3	$544	$3,427
Operating lease assets	3	2,857	7,113
Total		$3,401	$10,540

Fair value of these assets was measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant. During the three months ended September 30, 2021 and 2020 we recorded asset impairments related to restaurants and offices of $240 and $2,935, respectively. During the nine months ended September 30, 2021 and 2020 we recorded asset impairments related to restaurants and offices of $3,468 and $12,965, respectively. Carrying value after the impairment charges approximates fair value.

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

Equity Method Investment

On April 16, 2020, we acquired approximately 10% of the common stock of a supplier in exchange for cash consideration of $7,500. On August 6, 2020, we acquired an additional 3.2% of the common stock of the same supplier in exchange for cash consideration of $2,500. As of September 30, 2021, we own approximately 12.7% of the supplier’s common stock and have invested total cash consideration of $10,000. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. The investment is included within other assets on the condensed consolidated balance sheet as of September 30, 2021, with a carrying value of $9,120. The investment would be impaired if the carrying value exceeds the fair value of the investment.

5. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. As of September 30, 2021, we had $209,792 authorized for repurchasing shares of our common stock, which includes the $100,000 additional authorization approved by our Board of Directors and announced on October 21, 2021. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.

During the nine months ended September 30, 2021, 43 shares of common stock at a total cost of $63,492 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

6. Stock-Based Compensation

For the nine months ended September 30, 2021, we granted stock only stock appreciation rights (“SOSARs”) on 77 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $397.44 per share with a weighted-average exercise price of $1,493.03 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the nine months ended September 30, 2021, 430 SOSARs were exercised, and 16 SOSARs were forfeited.

For the nine months ended September 30, 2021, we granted restricted stock units (“RSUs”) on 24 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $1,479.78 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. For the nine months ended September 30, 2021, 49 RSUs vested and 8 RSUs were forfeited.

For the nine months ended September 30, 2021, we awarded performance share units (“PSUs”) on 18 shares of our common stock at target performance to eligible employees. These PSUs are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $1,479.55 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3 year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant.

On December 30, 2020, due to the impact that the novel coronavirus (COVID-19) pandemic had on the growth in comparable restaurant sales and restaurant margin relative to the trajectory of both of these performance factors prior to the pandemic, and also due to the significant shareholder value created over the three-year performance period of the original award, the Compensation Committee of our Board of Directors modified the 2018 PSU award. This modification pertained to all seven recipients of this award, and resulted in an incremental compensation expense of $71,441, of which $55,463 was recognized during the nine months ended September 30, 2021, and $15,512 remains unamortized as of September 30, 2021. Based on the terms of the modification, 29 PSUs vested on March 15, 2021, pursuant to the original performance condition of the 2018 PSU award. To receive all incremental shares generated through the modification, the recipients of this award must remain employed through December 31, 2022, and the incremental shares will vest in four installments over this period. The first of the four installments vested on June 30, 2021, which included the vesting of 17 PSUs. The remaining expense will be recognized over this requisite service period. For the nine months ended September 30, 2021, no other PSUs vested, and 1 PSU was forfeited.

The following table sets forth total stock-based compensation expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation	$36,693	$20,128	$140,323	$61,512
Stock-based compensation, net of income taxes	$32,527	$16,518	$125,714	$51,030
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$632	$311	$1,582	$933
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$16,414	$3,308	$40,860	$42,647

.

7. Income Taxes

The effective income tax rate for the three months ended September 30, 2021 was 14.7%, a decrease from an effective income tax rate of 24.7% for the three months ended September 30, 2020. The decrease is primarily due to elevated excess tax benefits from option exercises and equity vesting in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and a federal return to a provision tax benefit recorded during the three months ended September 30, 2021. The return to provision tax benefit is primarily related to a tax accounting method change filed during the three months ended September 30, 2021 resulting in an increase to the 2020 federal net operating loss carried back to tax year 2017. This tax benefit is due to the federal income tax rate differential between the 2020 rate of 21% and the 2017 rate of 35%.

The effective income tax rate for the nine months ended September 30, 2021 was 19.5%, an increase from an effective income tax rate of 6.4% for the nine months ended September 30, 2020. The increase is primarily due to increased profit before tax and fewer excess tax benefits related to option exercises in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, partially offset by a federal return to provision tax benefit recorded in the nine months ended September 30, 2021. The return to provision tax benefit is primarily related to a tax accounting method change filed during the nine months ended September 30, 2021 resulting in an increase to the 2020 federal net operating loss carried back to tax year 2017. This tax benefit is due to the federal income tax rate differential between the 2020 rate of 21% and the 2017 rate of 35%.

On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), through December 31, 2021. For the three and nine months ended September 30, 2021, we recorded an employee retention credit of $11,446 which primarily offset payroll tax expense.

The CARES Act also provides for the deferral of the employer-paid portion of social security payroll taxes. We elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020, totaling $70,816 and remitted all deferred amounts to the IRS during the three months ended September 30, 2021.

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

Supplemental disclosures of cash flow information related to leases are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$90,096	$84,008	$268,038	$228,492
Operating lease assets obtained in exchange for operating lease liabilities	$188,451	$129,387	$483,114	$368,466
Derecognition of operating lease assets due to terminations or impairment	$41	$1,777	$2,020	$16,194

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. In 2020 and 2021, we received non-substantial concessions from certain landlords in the form of rent deferrals and abatements related to the COVID-19 pandemic. We have elected to not account for these rent concessions as lease modifications. The recognition of rent concessions did not have a material impact on our condensed consolidated financial statements as of September 30, 2021.

9. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$204,434	$80,244	$519,509	$164,807
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	28,150	27,973	28,137	27,892
Dilutive stock awards	325	481	383	478
Weighted-average number of common shares outstanding (for diluted calculation)	28,475	28,454	28,520	28,370
Basic earnings per share	$7.26	$2.87	$18.46	$5.91
Diluted earnings per share	$7.18	$2.82	$18.22	$5.81

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock awards subject to performance conditions	75	100	74	97
Stock awards that were antidilutive	3	2	42	74
Total stock awards excluded from diluted earnings per share	78	102	116	171

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

Litigation

New York Legal Proceedings

As reported in our previous SEC filing, on September 10, 2019, the New York City Department of Consumer and Worker Protection (“DCWP”) filed a complaint in the City of New York Office of Administrative Trials and Hearings alleging violations at five Chipotle restaurants of New York City’s Fair Work Week law (“FWW”) and Earned Safe and Sick Time Act (“ESTA”) between November 2017 and September 2019. On April 28, 2021, DCWP amended the complaint to cover purported violations of FWW and ESTA at substantially all Chipotle restaurants in New York City, through the date the amended complaint was filed. Chipotle and the DCWP have engaged in mediation proceedings, which are ongoing. In the event the parties are not able to resolve the matter, Chipotle intends to vigorously defend against the allegations, and it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter.

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

Accrual for Estimated Liability

As of September 30, 2021, we had an accrued legal liability balance of $33,081 included within accrued liabilities on the condensed consolidated balance sheet.

11. Debt

On April 13, 2021, we entered into a 5-year $500,000 revolving credit facility, with JPMorgan Chase Bank as administrative agent. Borrowings on the credit facility bear interest at a rate equal to LIBOR plus 1.375%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility as of September 30, 2021.

12. Related Party Transactions

As of September 30, 2021, we owned approximately 12.7% of the common stock outstanding of a supplier. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified the supplier as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the three and nine months ended September 30, 2021, purchases from the supplier were $9,674 and $22,817 respectively. During the three and nine months ended September 30, 2020, purchases from the supplier were $5,002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the expected benefit of the CARES Act or the ARPA on our taxes and tax rate, the number of new restaurants we expect to open this year and our long-term opportunity to more than double the number of restaurants in North America, our expectation to generate positive cash flow for the foreseeable future, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” “remain confident” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic and its ultimate impact on our business; the ability of our third-party suppliers and business partners to fulfill their responsibilities and commitments; risks of food safety and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential failures or interruptions; privacy and potential cyber security incidents, including through our digital app; the impact of competition, including from sources outside the restaurant industry; the increasingly competitive labor market and changes in the availability and cost of labor; the financial impact of increasing our average hourly wage to $15.00; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the availability of suitable new restaurant sites; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in consumers' perceptions of our brand, including as a result of actual or rumored food safety concerns or other negative publicity, decreased overall consumer spending (including but not limited to the increase in unemployment caused by COVID-19), or the inability to increase menu prices or realize the benefits of menu price increases; risks associated with our increased focus on our digital business, including risks arising from our reliance on third party delivery services; risks relating to litigation, including possible governmental actions related to food safety incidents and potential class action litigation regarding employment laws, advertising claims or other matters; and the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020, in our Quarterly Reports on Form 10-Q and in other reports filed with the SEC.

Overview of the Impact of COVID-19

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our operations and financial results for the foreseeable future. We continue to follow guidance from health officials in determining the appropriate restrictions to put in place for each restaurant. Our restaurant operations have been and could continue to be disrupted by COVID-19 related employee absences or due to changes in the availability and cost of labor. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, we have experienced inflationary pressures in freight and the costs of some of our ingredients, which could increase and/or spread to more categories as the impacts of COVID-19 continue across the global supply chain.

Third Quarter 2021 Financial Highlights, year-over-year:

•Total revenue increased 21.9% to $2.0 billion

•Comparable restaurant sales increased 15.1%

•Diluted earnings per share was $7.18, which included a $0.16 after-tax net impact resulting from a return to provision benefit from a net operating loss generated and carried back to prior years based on our 2020 federal income tax return, which was partially offset by expenses related to the 2018 PSU modification to account for the unplanned effects of COVID-19, corporate restructuring costs, restaurant asset impairment and closure costs, and certain other expenses

Sales Trends. Comparable restaurant sales increased 15.1% for the three months ended September 30, 2021. The increase is primarily attributable to an increase in transactions and higher average check, which includes menu price increases partially offset by a reduction in group size. A higher percentage of orders in the three months ended September 30, 2021, were derived from in store purchases, which have smaller group sizes than digital orders. We believe the on-going strength in digital sales, the strong recovery of in-restaurant sales, as well as positive guest reception to our new menu items contributed to the revenue growth in the third quarter.

Digital sales were $840.4 million for the three months ended September 30, 2021 and represented 42.8% of sales. A little more than half of the digital sales were from order ahead transactions.

Restaurant Operating Costs. Our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) as a percentage of total revenue decreased 4.0% to 76.5% for the three months ended September 30, 2021, as compared to 80.5% for the three months ended September 30, 2020. The improvement was driven primarily by leverage from the comparable restaurant sales including menu price increases, partially offset by wage inflation and higher costs associated with beef and freight.

Restaurant Development. We opened 41 new restaurants including two relocations during the three months ended September 30, 2021. Of the 41 new restaurants, 36 included Chipotlanes. The Chipotlane format continues to perform very well and is helping enhance guest access and convenience, as well as increase new restaurant sales, margins, and returns. We remain confident in the long-term opportunity to more than double the number of Chipotle restaurants in North America. We believe our strong financial position will allow us to build a robust new unit development pipeline.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning of period	2,853	2,669	2,768	2,622
Chipotle openings	41	43	137	99
Pizzeria Locale openings	-	1	-	1
Chipotle permanent closures	-	(3)	(10)	(8)
Chipotle relocations	(2)	-	(3)	(4)
Total restaurants at end of period	2,892	2,710	2,892	2,710

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$1,932.4	$1,581.3	22.2%	$5,517.8	$4,333.6	27.3%
Delivery service revenue	19.9	20.1	(0.9%)	68.7	43.3	58.6%
Total revenue	$1,952.3	$1,601.4	21.9%	$5,586.4	$4,376.9	27.6%
Average restaurant sales (1)	$2.5	$2.2	12.3%	$2.5	$2.2	12.3%
Comparable restaurant sales increase	15.1%	8.3%		20.8%	0.5%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, were comparable restaurant sales increases of $236.5 million and, to a lesser extent, increases in total revenue from restaurants not yet in the comparable base of $114.6 million, of which $64.1 million is due to restaurants opened in 2021.

The significant factors contributing to the total revenue increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, were comparable restaurant sales increases of $891.0 million and, to a lesser extent, increases in total revenue from restaurants not yet in the comparable base of $318.3 million, of which $106.0 million is due to restaurants opened in 2021.

Food, Beverage and Packaging Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$591.3	$517.3	14.3%	$1,688.5	$1,434.3	17.7%
As a percentage of total revenue	30.3%	32.3%	(2.0%)	30.2%	32.8%	(2.6%)

Food, beverage and packaging costs decreased as a percentage of total revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the benefit of menu price increases and, to a lesser extent, lower cheese prices. These decreases were partially offset by higher costs for beef and freight.

Food, beverage and packaging costs decreased as a percentage of total revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the benefit of menu price increases and, to a lesser extent, lower beef prices. These decreases were partially offset by higher costs associated with freight and our limited time offering of cauliflower rice.

Labor Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Labor costs	$502.8	$405.8	23.9%	$1,400.9	$1,184.6	18.3%
As a percentage of total revenue	25.8%	25.3%	0.5%	25.1%	27.1%	(2.0%)

Labor costs increased as a percentage of total revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to restaurant wage increases implemented in June 2021 and, to a lesser extent, higher bonus expense. This increase was partially offset by sales leverage and, to a lesser extent, an employee retention payroll tax credit under the CARES Act for wages paid to employees who were absent from work during the COVID-19 pandemic.

Labor costs decreased as a percentage of total revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to sales leverage and, to a lesser extent, an employee retention payroll tax credit under the CARES Act for wages paid to employees who were absent from work during the COVID-19 pandemic and various labor efficiencies. These decreases were partially offset by restaurant wage increases implemented in June 2021 and, to a lesser extent, higher employee bonus expense.

Occupancy Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$104.2	$97.7	6.7%	$309.4	$288.5	7.2%
As a percentage of total revenue	5.3%	6.1%	(0.8%)	5.5%	6.6%	(1.1%)

Occupancy costs decreased as a percentage of total revenue for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily due to sales leverage, partially offset by increased rent expense associated with new restaurants.

Other Operating Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$294.7	$268.4	9.8%	$876.6	$741.6	18.2%
As a percentage of total revenue	15.1%	16.8%	(1.7%)	15.7%	16.9%	(1.2%)

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, and maintenance costs. Other operating costs decreased as a percentage of total revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to sales leverage and, to a lesser extent, lower delivery expenses. These decreases were partially offset by higher utilities.

Other operating costs decreased as a percentage of total revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to sales leverage and, to a lesser extent, lower promotion expense. These decreases were partially offset by higher delivery expenses associated with increased delivery sales.

General and Administrative Expenses

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
General and administrative expense	$145.9	$133.2	9.6%	$447.1	$342.3	30.6%
As a percentage of total revenue	7.5%	8.3%	(0.8%)	8.0%	7.8%	0.2%

General and administrative expense increased in dollar terms for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a $16.9 million increase in stock-based compensation, primarily attributable to the December 2020 modification of 2018 performance awards related to COVID-19 and upward revisions to our expected performance stock award payouts, a $5.7 million increase in outside services expense related to corporate initiatives, a $5.0 million increase in performance bonuses, a $4.2 million increase in employee taxes, and a $2.5 million increase in employee wages primarily due to headcount growth. These increases were partially offset by $27.1 million lower estimated loss contingencies related to legal matters in 2021 compared to 2020.

General and administrative expense increased in dollar terms for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $76.7 million increase in stock-based compensation, primarily attributable to the December 2020 modification of 2018 performance awards related to COVID-19, a $22.5 million increase in outside services expense related to corporate initiatives, a $14.0 million increase in performance bonuses, a $6.9 million increase in employee taxes, and a $6.6 million increase in employee wages primarily due to headcount growth. These increases were partially offset by $29.5 million lower estimated loss contingencies related to legal matters in 2021 compared to 2020.

Depreciation and Amortization

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$63.2	$60.2	5.0%	$188.4	$178.6	5.5%
As a percentage of total revenue	3.2%	3.8%	(0.6%)	3.4%	4.1%	(0.7%)

Depreciation and amortization decreased as a percentage of total revenue for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily due to the benefit of sales leverage.

Impairment, Closure Costs, and Asset Disposals

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$4.7	$8.0	(41.7%)	$14.6	$22.7	(35.8%)
As a percentage of total revenue	0.2%	0.5%	(0.3%)	0.3%	0.5%	(0.2%)

Impairment, closure costs, and asset disposals decreased in dollar terms for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a comparison against elevated impairments of digital technology and equipment, operating lease assets and leasehold improvements in 2020. Elevated impairments in 2020 for operating lease assets and leasehold improvements were primarily the result of the COVID-19 pandemic negatively impacting our near-term restaurant level cash flow forecasts. The decrease in impairment, closure costs, and assets disposals is partially offset by asset disposals related to restaurant technology and the replacement of leasehold improvements.

Impairment, closure costs, and asset disposals decreased in dollar terms for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a comparison against elevated impairments of leasehold improvements and operating lease assets in 2020. These elevated impairments in 2020 were primarily the result of the COVID-19 pandemic negatively impacting our near-term restaurant level cash flow forecasts.

Provision for Income Taxes

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	change	2021	2020	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$(35.1)	$(26.3)	33.8%	$(125.7)	$(11.2)	1,018.1%
Effective income tax rate	14.7%	24.7%	n/m*	19.5%	6.4%	n/m*

*Not meaningful

The effective income tax rate for the three months ended September 30, 2021, was 14.7%, a decrease from an effective income tax rate of 24.7% for the three months ended September 30, 2020, primarily due to an increase in excess tax benefits from option exercises and equity vesting and a return to a federal provision tax benefit recorded during the three months ended September 30, 2021, partially offset by increased profit before tax.

The effective income tax rate for the nine months ended September 30, 2021, was 19.5%, an increase from an effective income tax rate of 6.4% for the nine months ended September 30, 2020, primarily due to an increase in profit before tax and a decrease of excess tax benefits related to option exercises in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, partially offset by a federal return provision tax benefit recorded in the nine months ended September 30, 2021.

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

Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense and related tax rate impacts, litigation, settlement costs and related legal expenses, impairment charges and non-operating costs, timing of marketing or promotional expenses, the number and timing of new restaurants opened in a quarter, and closure of restaurants. New restaurants typically have higher operating costs following opening because of the expenses associated with their opening and operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of September 30, 2021, we had a cash and marketable investments balance of $1.2 billion, excluding restricted cash of $27.9 million and non-marketable investments of $28.0 million. We expect to utilize cash flow from operations to provide capital for the continued investment in new restaurant construction and to remodel restaurants, primarily those that do not have a digital kitchen or Chipotlane, to repurchase additional shares of our common stock subject to market conditions, and for general corporate purposes. As of September 30, 2021, $209.8 million remained available for repurchases of shares of our common stock, which includes the $100.0 million additional authorization approved by our Board of Directors and announced on October 21, 2021. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. Additionally, as of September 30, 2021, we had $500.0 million of undrawn borrowing capacity under a 5-year revolving credit facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, and December 31, 2020, we had no material off-balance sheet arrangements or obligations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of the COVID-19 outbreak or, due to industry-wide shipping and freight delays.

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of September 30, 2021, we had $1.1 billion in interest-bearing cash accounts, including insurance-related restricted trust accounts classified in restricted cash, and U.S. treasury securities. We had $101.1 million in accounts with an earnings credit we classify as interest and other income. Combined these earned a weighted-average interest rate of 0.10%.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended September 30, 2021, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2021.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July		14,005	$1,585.11	14,005	$186,298,386
	Purchased 7/1 through 7/31
August		19,030	$1,890.74	19,030	$150,317,665
	Purchased 8/1 through 8/31
September		21,416	$1,892.33	21,416	$209,791,611
	Purchased 9/1 through 9/30
Total		54,451	$1,812.75	54,451

(1) Shares were repurchased pursuant to repurchase programs announced on April 21, 2021 and July 20, 2021.

(2) This column includes an additional $100 million in authorized repurchases approved on September 14, 2021 and announced October 21, 2021. There is no expiration date for this program, and the authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.

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

Date: October 26, 2021