Form 10-K
period 2021-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2022-02-11
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K

______________________

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $35.159 billion, based on the closing price of the registrant’s common stock on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of 5% or more of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 4, 2022, there were 28,031,948 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projected cash from operations, expected capital expenditures for 2022 and all other statements that are not historical facts. We use words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties described in this report under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” so you should not place undue reliance on forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including: the potential future impact of COVID-19 on our results of operations, including supply chain disruptions and difficulties in acquiring restaurant equipment; risks of food safety and food-borne illnesses and other health concerns about our food; risks associated with our reliance on certain information technology systems and potential failures or interruptions; privacy and cyber security risks related to our acceptance of electronic payments or electronic processing of confidential customer or employee information; the impact of competition, including from sources outside the restaurant industry; the increasingly competitive labor market and our ability to attract and retain qualified employees, which has resulted in staffing shortages; the impact of federal, state and local government regulations relating to our employees, including new predictive scheduling and just cause legislation; restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the availability of suitable new restaurant sites; and increases in ingredient and other operating costs due to our Food With Integrity philosophy, tariffs or trade restrictions and supply shortages. We are including this Cautionary Note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements after the date of this report as a result of new information, future events or other developments, except as required by applicable laws and regulations.

ITEM 1.  BUSINESS

General

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (“Chipotle,” “we,” “us,” or “our”) owns and operates Chipotle Mexican Grill restaurants, which feature a relevant menu of burritos, burrito bowls (a burrito without the tortilla), quesadillas, tacos, and salads. We strive to cultivate a better world by serving responsibly sourced, classically cooked, real food with wholesome ingredients and without artificial colors, flavors or preservatives. We are passionate about providing a great guest experience and making our food more accessible to everyone while continuing to be a brand with a demonstrated purpose. Our first Chipotle restaurant opened in Denver, Colorado in 1993. Over 25 years later, our devotion to seeking out high-quality ingredients, raised with respect for animals, farmers, and the environment, remains at the core of our commitment to Food With Integrity.

As of December 31, 2021, we owned and operated 2,918 Chipotle restaurants throughout the United States, 44 international Chipotle restaurants, and four non-Chipotle restaurants. We manage our operations based on eight regions and have aggregated our operations to one reportable segment. Our revenue is derived from sales by company-owned restaurants.

Business Strategy

We are a brand with a demonstrated purpose of cultivating a better world. Our mission is to win today while creating a bright future by focusing on five key fundamental strategies:

•Running successful restaurants with a people accountable culture that provides great food with integrity while delivering exceptional in-restaurant and digital experiences;

•Sustaining world class people leadership by developing and retaining diverse talent at every level;

•Making the brand visible, relevant, and loved to improve overall guest engagement;

•Amplifying technology and innovation to drive digital growth and productivity at our restaurants and support centers;

•And expanding access and convenience by accelerating new restaurant openings.

Food with Integrity

Serving high quality food while still charging reasonable prices is critical to ensuring guests enjoy wholesome food at a great value. In our Chipotle restaurants, we endeavor to serve only meats that are raised in accordance with criteria we have established in an effort to improve sustainability and promote animal welfare, and without the use of non-therapeutic antibiotics or added growth hormones. We brand these meats as “Responsibly Raised®.” We also seek to use responsibly grown produce, by which we mean produce grown by suppliers whose practices conform to our Food With Integrity standards and our priorities with respect to environmental considerations and employee welfare. For more information about our sustainability and animal welfare initiatives see our biennial Sustainability Report and interim Update Report on our website www.chipotle.com/about-us/sustainability.

Purchasing

Maintaining the high levels of quality and safety we demand in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our 25 independently owned and operated regional distribution centers purchase from various suppliers we carefully select based on quality, price, availability, and the suppliers’ understanding of and adherence to our mission. We’ve also sought to increase, where practical, the number of suppliers for our ingredients to help mitigate pricing volatility and reduce our reliance on one or several suppliers, which could create supply shortages. In addition, we closely monitor industry news, trade tariffs, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices. Certain key ingredients (certain cuts of beef, tomatoes, tortillas and adobo) are purchased from a small number of suppliers.

Quality Assurance and Food Safety

We are committed to serving only safe, high quality food. Our food safety and quality assurance teams work to ensure compliance with our food safety programs and practices, components of which include:

•natural inhibitors (to prevent microbial growth in ingredients);

•advanced technologies (tools that reduce or eliminate pathogens while maintaining food quality);

•small grower support and training;

•enhanced restaurant procedures (protocols for handling ingredients and sanitizing surfaces in our restaurants);

•food safety certifications;

•internal and third-party restaurant inspections;

•supplier interventions (steps to mitigate food safety risks before ingredients reach Chipotle); and

•ingredient traceability.

These and other food safety practices underscore our commitment to be a leader in food safety while continuing to serve high quality food that our guests love. Our food safety and quality assurance teams establish and monitor our quality and food safety programs and work closely with suppliers to ensure our high standards are met throughout the supply chain. We maintain a limited list of approved suppliers, many of whom are among the top suppliers in the industry. In addition, we have a team approach where our training, operations, culinary, legal and restaurant food safety and quality assurance departments develop and implement operating standards for food quality, food preparation, restaurant cleanliness, employee health protocols, and safety in the restaurants. Our food safety programs are also intended to ensure that we not only continue to comply with applicable federal, state and local food safety regulations, but also establish Chipotle as an industry leader in food safety. To help achieve this goal, we have a Food Safety Advisory Council comprised of some of the nation’s foremost food safety authorities. The Food Safety Advisory Council is charged with evaluating our programs and advising us on ways to elevate our already high standards for food safety. Our food safety and quality assurance team members hold board seats and participate in technical working groups with several associations. This gives us the opportunity to learn and share our knowledge and expertise with other food safety professionals and regulatory agencies.

Digital Business

Our digital platform continues to be a strategic driver of our growth. We have significantly upgraded our capabilities by digitizing almost all of our restaurant kitchens, expanding our partnerships with third-party delivery services and building more Chipotlanes, which is our drive through format for customer pick-up of digital orders. Digital sales, which includes delivery and customer pick-up, represented 45.6% of our total revenue in 2021, compared to 46.2% of total revenue in 2020. Our strong digital platform gave us a competitive advantage during the peaks of the COVID-19 pandemic, as more guests preferred to eat their meals at home and in-restaurant dining was prohibited or restricted. We have made digital ordering convenient with enhancements to the Chipotle App and website, such as unlimited customization, contactless delivery, and group ordering.

Human Capital

As of December 31, 2021, Chipotle employed 97,660 people worldwide. In the United States, we employed 94,992 people in our restaurants and 1,451 people in our Restaurant Support Centers and field support organizations; 96,443 individuals are employed in the U.S. and 1,217 are employed in Canada, France, Germany and the United Kingdom. Currently, none of our employees are represented by unions. We believe our efforts to manage our workforce have been effective, as evidenced by a strong culture and our employees’ demonstrated commitment to living our purpose and values.

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

As of December 31, 2021, more than 50% of our U.S.-based employee population is female and approximately 68% of our U.S based employee population is comprised of racial and ethnic minorities. U.S. diversity statistics were as follows:

Gender		Race/Ethnicity
Female	53%	Hispanic or Latino	38%
Male	46%	White	30%
Not Indicated	1%	Black or African American	20%
		Asian	5%
		Two or More Races	4%
		Not Indicated/Specified	2%
		American Indian/Alaskan Native	1%

Our most recent EEO-1 consolidated report is posted on the Investors page of our website at www.ir.chipotle.com under Corporate Governance – Human Capital Information and additional details about the demographics of our employee population is included in our biennial Sustainability Report and interim Update Report on our website www.chipotle.com/about-us/sustainability.

Talent Partnerships

We develop Talent Partnerships to amplify our purpose and vision for people and to foster talent curation, grow our employees and scale Chipotle. We believe we have a compelling employee value proposition that enables us to engage current team members, as well as the communities we serve, via these partnerships. Internally, we connect with employees who are enrolled in our debt-free degree programs and explore career pathways and internal opportunities in collaboration with leaders throughout the corporate Restaurant Support Centers and restaurant and field staff. Externally, we are forging alliances with select organizations whose mission and values are aligned with ours, and who are also committed to growing their people and ensuring equity; Big Brothers Big Sisters of America, Job Corps and Paul Quinn College are amongst these partners. We believe our overall talent strategy will allow us to effectively leverage existing talent to grow future leaders and mitigate turnover, while increasing employee engagement and driving business results.

Total Rewards

The financial, physical and mental wellness of our employees remains our top priority. During 2021, we conducted an independent pay equity analysis of our U.S. workforce to identify risks and pay gaps in our organization by gender and race/ethnicity to support our commitment to pay our employees equally across gender and race/ethnicity. The results of the 2021 analysis did not identify preferential treatment to any class of employee; however, we identified several isolated discrepancies between actual compensation and our policies and we quickly made pay adjustments to close all identified gaps. Our commitment to pay equity is evidenced by our investment in our compensation packages and robust suite of benefit offerings, such as:

•Eligible Crew members who work at locations that meet team sales and output goals may qualify for a quarterly Crew Bonus (equivalent to one week’s worth of pay on average). In addition to quarterly performance bonuses, full-time crew members with at least one continuous year of service may be eligible for an annual bonus. In 2021, we paid out $6.7 million across these bonus programs.

•Wages for hourly crew members increased over 15% in 2021, resulting in a national average hourly wage of greater than $15.00 per hour by the end of the year.

•An expanded Debt-Free Degree program that now provides Chipotle employees access to nearly 100 degrees at 10 universities, completely tuition debt free.

•New Career Certificates further enhances our Tuition Assistance benefits by providing on-demand Certificate programs to help Chipotle team members advance their careers in as little as eight weeks.

•Personalized mental health assistance is available to all Chipotle employees and their family members through a partnership with Health Advocate; support is available 24/7 via in-person, phone, or virtual visits with a licensed counselor.

Government Regulation and Environmental Matters

We are subject to various federal, state and local laws and regulations that govern aspects of our business operations, including those governing:

•COVID-19 protective measures, such as requiring employees and/or guests to provide proof of vaccination, imposing social distancing, and requiring and enforcing the wearing of face coverings;

•the preparation, sale and labeling of food, including regulations of the Food and Drug Administration, which oversees the safety of the entire food system, including inspections and mandatory food recalls, menu labeling and nutritional content;

•employment practices and working conditions, such as minimum wage rates, wage and hour practices, requirements to provide meal and rest periods, Fair Workweek and “just cause” legislation, employment of minors, anti-discrimination, anti-harassment, classification of employees, paid and family leave, workplace safety accommodations to certain employees, immigration and overtime pay, among others;

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

While costs associated with compliance with these laws and regulations have increased as the number and scope of the laws have increased, the total costs incurred have not had, and are not expected to have, a material effect on our capital expenditures, results of operations or competitive position. See “Risk Factors” in Item 1A for a discussion of risks relating to federal, state, local and international laws and regulations applicable to our business.

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

The contents of the websites mentioned above and elsewhere in this report are not incorporated into and should not be considered a part of this report. The references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section and the consolidated financial statements and related notes. If any of the risks and uncertainties described below actually occur or continue to occur, our business, financial condition and results of operations, and the trading price of our common stock could be materially and adversely affected. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including, but not limited to, overall economic and industry conditions. Additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our common stock.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely affected and could continue to adversely affect our financial results, operations and outlook for an extended period of time.

The COVID-19 pandemic has had and is likely to continue to have a significant impact on our business and results of operations. During the peak of the pandemic in 2020 and during subsequent resurgences of the virus, government restrictions have required us to close some of our restaurants, close dining rooms and offer only takeout and delivery, impose social distancing, require proof of vaccinations and enforce the wearing of face coverings. In addition, the COVID-19 pandemic has required and may continue to require us to make difficult decisions about COVID-19 protective measures, such as requiring employees and guests to be vaccinated and/or wear face coverings, which could impact our brand, employee satisfaction, hiring and retention, and the willingness of guests to frequent our restaurants.

Our restaurant operations have been and could continue to be disrupted by employees who are unable or unwilling to work, whether because of illness, quarantine, fear of contracting COVID-19 or caring for family members impacted by COVID-19. The so-called “great resignation” trend that began in 2021, in which U.S. employees voluntarily resigned from their jobs in large numbers, has further strained our ability to keep our restaurants fully staffed and negatively impacted employee satisfaction.

The COVID-19 outbreak also has impacted and is likely to continue to impact our supply chain, which could negatively impact our business. These impacts could include but are not limited to disruptions in our ability to obtain ingredients, packaging and cleaning supplies due to labor shortages at our suppliers and service providers, transportation bottlenecks, or increases in raw material and commodity costs. If our suppliers do not fulfill their obligations to us, we could face shortages of food items or other supplies at our restaurants, and our results of operations and sales could be adversely impacted.

We cannot predict the impact that resurgences of the COVID-19 virus and new variants of the virus will have on the overall economy and consumer behavior, or how long those impacts may last, so we cannot predict how long our results of operations and financial performance will be adversely impacted.

Risks Related to Human Capital

If we are not able to hire, train, reward and retain qualified restaurant employees and/or appropriately plan our workforce, our growth plan and profitability could be adversely affected.

We rely on our restaurant-level employees to consistently provide high-quality food and positive experiences to our guests. In addition, our ability to continue to open new restaurants depends on us recruiting, training and retaining high-quality employees to manage and work in our restaurants. Maintaining appropriate staffing in our restaurants requires precise workforce planning, which has become more complex due to predictive scheduling (“fair workweek” or “secure scheduling”) laws and “just cause” termination legislation in certain geographic areas where we operate, and the impacts of the COVID-19 pandemic and the so-called “great resignation” trend on relevant labor markets. The market for qualified talent continues to be competitive and we must provide increasingly competitive wages, benefits and workplace conditions to retain qualified employees. We have experienced and may continue to experience challenges in recruiting and retaining restaurant employees and in maintaining full restaurant staffing in various locations, which has resulted in longer wait times for guest orders, temporary closures of the digital make line and decreased employee satisfaction. A shortage of qualified candidates who meet all legal work authorization requirements, our failure to recruit and retain new restaurant employees in a timely manner or higher than expected turnover levels could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization efforts, which could negatively impact our ability to meet our growth targets.

If we fail to comply with applicable federal, state and local employment and labor laws and regulations, it could have a material, adverse impact on our business.

Various federal, state and local employment and labor laws and regulations govern our relationships with our employees, and similar laws and regulations apply to our operations outside of the U.S. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, predictive scheduling (“fair workweek”) and “just cause” termination laws, requirements to provide and document meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws and anti-discrimination and anti-harassment laws. We incur significant costs to comply with these laws and regulations and non-compliance could expose us to significant liabilities. For example, previously a number of lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee classification, employee record-keeping and related practices with respect to our employees. We incur legal costs to defend, and we could incur losses from these and similar cases, and the amount of such losses or costs could be significant.

In addition, several jurisdictions, including New York City, Philadelphia, Chicago, Seattle, Oregon, San Francisco and San Jose, have implemented fair workweek or “secure scheduling” legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees, and additional jurisdictions are considering similar legislation. Several jurisdictions also have implemented sick pay/paid time off legislation, which requires employers to provide paid time off to employees, and “just cause” termination legislation, which restricts companies’ ability to terminate employees unless they can prove “just cause” or a “bona fide economic reason” for the termination. All of these regulations impose additional obligations on us and our failure to comply with any of these regulations could subject us to penalties and other legal liabilities, which could adversely affect our business and results of operations and potentially cause us to close or reduce operating hours of some restaurants in these jurisdictions. For example, we previously reported that a complaint has been filed against us alleging that we have violated New York City’s Fair Work Week law and Earned Safe and Sick Time Act at our restaurants in New York City. We also have been subject to several audits of our compliance with employment law requirements in other cities.

Difficulties in hiring qualified employees and increases in the cost of labor could adversely impact our business and profitability.

Our business has been and could continue to be adversely impacted by increases in labor costs caused by factors such as federal, state and local laws governing matters such as minimum wages, meal and rest breaks and changes to eligibility for overtime pay; regulations regarding scheduling and benefits; increased health care and workers’ compensation insurance costs; higher wages and costs of other benefits necessary to attract, hire and retain high-quality employees with the right skill sets in a highly competitive job market; and increased wages, benefits and costs related to the COVID-19 pandemic. Our ability to offset higher labor costs by increasing menu prices depends on the willingness of our guests to pay the higher prices and the perceived value of our meals relative to competitors. If competitive pressures or other factors prevent us from offsetting higher labor costs by increased menu prices, our profitability may decline.

Additionally, while our employees are not currently covered by any collective bargaining agreements, union organizers have engaged in efforts to organize our employees and those of other restaurant companies. If a significant portion of our employees were to unionize, our labor costs could increase, and it could negatively impact our culture, reduce our flexibility and disrupt our business. In addition, our responses to any union organizing efforts could negatively impact our reputation and dissuade guests from patronizing our restaurants.

Risks Related to the Nature of our Business and the Restaurant Industry

Food safety and food-borne illness concerns may have an adverse effect on our business by decreasing sales and increasing costs.

Food safety is our top priority, and we dedicate significant resources to ensuring that our guests enjoy safe, high-quality food products. However, even with strong preventative controls and interventions, food safety risks cannot be completely eliminated in any restaurant and incidents of food-borne illnesses continue to occur in the restaurant industry. Incidents may result from the failure of restaurant employees or suppliers to follow our food safety policies and procedures, or from employees or guests entering our restaurant while ill and contaminating ingredients or surfaces. Although we monitor and audit compliance with our program, we cannot guarantee that each and every food item is safely and properly maintained from the start of the supply chain through guest consumption. Any report, legitimate or otherwise, of food-borne illness such as E. coli, hepatitis A, norovirus or salmonella, or other food safety issue, such as food tampering or contamination, at one of our restaurants could adversely affect our reputation and have a negative impact on our sales. In addition, instances of food-borne illness or food safety issues that occur solely at competitors’ restaurants could result in negative publicity about the restaurant industry and adversely impact our sales. Social media has dramatically increased the speed with which negative publicity, including actual or perceived food safety incidents, is disseminated before there is any meaningful opportunity to investigate, respond and address an issue. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

We may be more susceptible than our competitors to incur significant negative consequences from food safety incidents due to several highly publicized food safety events that previously occurred in our restaurants. From 2015 to 2018, illnesses caused by E. coli and C. perfringens bacteria and norovirus were connected to a number of our restaurants. These incidents and the related negative publicity had a significant negative impact on our sales and profitability for those years. Because of consumer perceptions in the wake of these food safety incidents, any future food safety incidents associated with our restaurants—even incidents that would be considered minor at other restaurants—may have a more significant negative impact on our sales and our ability to retain guests. In addition, we may be at a higher risk for food safety incidents than some competitors due to our greater use of fresh, unprocessed produce, handling of raw chicken in our restaurants, our reliance on employees cooking with traditional methods rather than automation, and our avoidance of frozen ingredients. The risk of illnesses associated with our food also may increase due to the growth of our delivery or catering businesses, in which our food is transported, stored and/or served in conditions that are not under our control. All of these factors could have an adverse impact on our ability to attract and retain guests, which could in turn have a material adverse effect on our growth and profitability.

Our delivery business, which accounted for a significant portion of our 2021 total revenue, is subject to risks.

In 2021, 45.6% of our total revenue was derived from digital orders, which includes delivery and customer pickup in-restaurant and through our Chipotlanes. Approximately 21.5% of our 2021 total revenue consisted of delivery orders for which we are reliant on third-party delivery companies. Depending on which ordering platform a guest uses – our platform or the platform of a third-party delivery service – the delivery fee we collect from the guest may be less than the actual delivery cost, which has a negative impact on our profitability. In 2021, we implemented several menu price increases to partially offset the increases in higher delivery, labor and other costs; however, our higher menu prices may cause some guests to shift their purchases to other restaurants offered on the platform. These delivery companies maintain control over data regarding our guests who use their platform and over the guest experience. If a third-party delivery driver fails to make timely deliveries or fails to deliver the complete order, our guests may attribute the bad customer experience to Chipotle and could stop ordering from us. The ordering and payment platforms used by these third-parties, or our mobile app or online ordering system, could be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our overall sales and reputation. The third-party delivery business is intensely competitive, with a number of players competing for market share, online traffic capital, and delivery drivers. If the third-party delivery companies we utilize cease or curtail operations, increase their fees, or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. The delivery business has been consolidating and may continue to consolidate, which may give third-party delivery companies more leverage in negotiating the terms and pricing of contracts, which in turn could negatively impact our profits from this channel.

The restaurant industry is highly competitive. If we are not able to compete successfully, our business, financial condition and results of operations would be adversely affected.

The restaurant industry is highly competitive with respect to taste preferences, price, food quality and selection, customer service, brand reputation, digital engagement, advertising and promotional initiatives, and the location, attractiveness and maintenance of restaurants. We also compete with a number of non-traditional market participants, such as convenience stores, grocery stores, coffee shops, meal kit delivery services, and “ghost” or “dark” kitchens, where meals are prepared at separate takeaway premises rather than a restaurant. Competition from food delivery services, which promote a wide variety of restaurant options on their sites, also has increased in recent years, particularly during the COVID-19 pandemic. Increased competition could have an adverse effect on our sales, profitability and development plans. If consumer or dietary preferences change, if our marketing efforts are unsuccessful, or if our restaurants are unable to compete successfully with other restaurant outlets, our business could be adversely affected.

We continue to believe that our commitment to higher-quality and responsibly sourced ingredients resonates with guests and gives us a competitive advantage; however, more competitors have made and continue to make claims related to the quality of their ingredients and lack of artificial flavors, colors and preservatives. The increasing use of these claims by competitors, regardless of the accuracy of such claims, may lessen our differentiation and make it more difficult for us to compete. If we are unable to continue to maintain our distinctiveness and compete effectively, our business, financial condition and results of operations could be adversely affected.

Our inability or failure to recognize, respond to and effectively manage the immediacy of social media could have a material adverse impact on our business.

Social media and internet-based communications, including video-sharing, social networking and messaging platforms, give users immediate access to a broad audience. These platforms have dramatically increased the speed of dissemination and accessibility of information, including negative publicity related to food safety incidents and negative guest and employee experiences. Accurate and inaccurate or misleading information can be widely disseminated before there is any meaningful opportunity to respond or address an issue. As a result of our highly publicized food safety incidents in 2015 - 2018, negative social media posts about our business may generate a disproportionately negative response than would be experienced by other companies without a similar history. It is impossible for us to fully predict or control social media backlash, which could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy.

Use of social media is an important element of our marketing efforts. New social media platforms are developing rapidly, and we need to continuously innovate and evolve our social media strategies to maintain broad appeal with guests and brand relevance. We also continue to invest in other digital marketing initiatives to reach our guests and build their awareness of, engagement with, and loyalty to us, including our “Chipotle Rewards” national loyalty program. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased customer engagement or brand recognition. Other risks associated with our use of social media include association with influencers or online celebrities who become embroiled in controversy, improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. The inappropriate use of social media by our guests or employees could lead to litigation or result in negative publicity that could damage our reputation.

If we do not continue to persuade consumers of the benefits of paying higher prices for our higher-quality food, our sales and results of operations could be hurt.

Our success depends in large part on our ability to persuade consumers that food made with ingredients that were raised or grown according to our Food With Integrity principles is worth paying a higher price relative to prices of some of our competitors, particularly quick-service restaurant competitors. Under our Food With Integrity principles, for example, animals must be responsibly raised, and the milk in our sour cream, cheese and queso must come from cows that have not been treated with rBGH, which practices typically are more costly than conventional farming. If we are not able to successfully persuade consumers that consuming food made consistent with our Food With Integrity principles is better for them and the environment, or if consumers are not willing to pay the prices we charge, our sales could be adversely affected, which would negatively impact our results of operations.

Risks Related to Supply Chain

Increases in the costs of ingredient and other materials, including increases caused by the COVID-19 pandemic, climate and/or other sustainability risks, could adversely affect our results of operations.

Supply chain risk could increase our costs and limit the availability of ingredients and supplies that are critical to our restaurant operations. The markets for some of our ingredients, such as beef, avocado and other produce, are particularly volatile due to factors beyond our control such as limited sources, seasonal shifts, climate conditions and industry demand, including as a result of animal disease outbreaks, international commodity markets, food safety concerns, product recalls and government regulation. In addition, for certain of our ingredients and other materials, we have a limited number of suppliers and distributors. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, in the latter part of 2021 costs for certain supplies and ingredients, such as packaging, beef, tortillas and freight, increased materially and rapidly, which inflationary pressures could continue and/or spread to more categories as the impacts of COVID-19 continue across the global supply chain. Our efforts to mitigate future price risk through forward contracts, careful planning and other activities may not fully insulate us from increases in commodity costs, which could have an adverse impact on our profitability.

We also could be adversely impacted by price increases specific to meats raised in accordance with our Responsibly Raised animal welfare criteria, and ingredients grown in accordance with our Food With Integrity specifications, the markets for which are generally smaller and more concentrated than the markets for conventionally raised or grown ingredients. Any increase in the prices of the ingredients most critical to our menu, such as chicken, beef, dairy (for cheese and sour cream), avocados, beans, rice, tomatoes and pork, would have a particularly adverse effect on our operating results. If the cost of one or more ingredients significantly increases, we may choose to temporarily suspend serving menu items that use those ingredients, such as guacamole or one of our proteins, rather than pay the increased cost. Any such changes to our available menu may negatively impact our restaurant traffic and could adversely impact our sales and brand.

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

Risks Related to IT Systems, Cybersecurity and Data Privacy

Breaches or other unauthorized access, theft, modification or destruction of confidential guest, employee and other material, confidential information that is stored in our systems or by third parties on our behalf could adversely affect our business.

We could experience a cyber incident, which generally refers to any intentional attack or an unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data or steal or expose confidential information or intellectual property, or a ransomware attack, which is a type of malicious software that infects a computer and restricts users' access to it until a ransom is paid to unlock it. Any such incident that compromises the information of our guests or employees could result in widespread negative publicity, damage to our reputation, a loss of guests, disruption of our business and legal liabilities. If any of our critical suppliers is the subject of a cyber or ransomware attack, we could experience a significant disruption in our supply chain and possibly shortages of key ingredients. In the past year, a ransomware attack on one of our key suppliers required us to revert to a manual ordering and tracking process, which resulted in some delays and reduced efficiencies.

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

The majority of our restaurant sales are made by credit or debit cards, and we also maintain personal information regarding our employees and confidential information about our guests and suppliers. We segment our card data environment and employ a cyber security protection program that is based on proven industry frameworks, including cyber security techniques, tactics and procedures such as the deployment of a robust set of security controls, continuous monitoring and detection programs, network protections, vendor selection criteria, secure software development programs and ongoing employee training, awareness and incident response preparedness. In addition, we continuously scan our environment for any vulnerabilities, perform penetration testing, engage third parties to assess effectiveness of our security measures and collaborate with members of the cyber security community. However, there are no assurances that such programs will be effective in detecting or preventing cybersecurity breaches.

From time to time we have been, and likely will continue to be, the target of cyber and other security threats. For example, some of our guests have experienced account takeover fraud, in which guests use the same log in credentials on multiple websites and, when a third party fraudulently obtains those credentials from one website, they can gain unauthorized access to their accounts on our website and charge food orders to the credit card linked to the account (without accessing credit card data). We may in the future become subject to other legal proceedings or governmental investigations for purportedly fraudulent transactions arising out of the actual or alleged theft of data or if consumer or employee information is obtained by unauthorized persons or used inappropriately. Any such claim or proceeding, or any adverse publicity resulting from such an event, may have a material adverse effect on our business and we may incur significant remediation costs.

We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply, we could be subject to government enforcement actions, private litigation and adverse publicity.

Complex local, state, federal and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. For example, the European Union’s General Data Protection Regulation (“GDPR”) requires companies to meet certain requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. Additionally, the California Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, provides a private right of action for data breaches and requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and to request deletion of personal information (subject to certain exceptions). Further, the California Privacy Rights Act, which was passed in November 2020 and is fully effective on January 1, 2023, significantly modifies the CCPA. These modifications will require us to incur additional costs and expenses in our effort to comply. Virginia and Colorado recently enacted similar data privacy legislation that will take effect in 2023, and several other states and countries are considering expanding or passing privacy laws in the near term. If we fail, or are perceived to have failed, to properly respond to security breaches of our or a third party’s information technology systems or fail to properly respond to consumer requests under the CCPA, we could experience reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities. In July 2021, the European Commission finalized recommendations in relation to cross-border data transfers and published new versions of the Standard Contractual Clauses. Together with the finalization of Brexit in April 2021, the new requirements will require us to incur additional costs and expenses in order to comply and may impact the transfer of personal data throughout our organization and to third parties.

Compliance with the current and future privacy and data protection laws can be costly and time-consuming and there is no assurance that our compliance efforts will be successful in preventing breaches or data loss. Our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines or damage to our brand reputation, any of which could have a material adverse effect on our operations, financial performance and business.

The regulatory environment related to privacy and data security is changing at an ever-increasing pace, with new and increasingly rigorous requirements applicable to our business. In addition, many of the leading third-party tech platforms are moving away from third-party cookies, such as ours, and moving to their own required frameworks, which may hinder our ability to target our marketing efforts. Along with newly developed laws and regulations, the frameworks of these tech platforms are subject to change, carry uncertain interpretations and may be inconsistent in application, which may lead to a decline in guest engagement or cause us to incur substantial costs or modifications to our operations or business practices to comply.

We rely heavily on information technology systems and failures or interruptions in our IT systems could harm our ability to effectively operate our business and/or result in the loss of guests or employees.

We rely heavily on information technology systems, including the point-of-sale and payment processing system in our restaurants, technologies supporting our digital and delivery business, technologies that traceback ingredients to suppliers and growers and manage our supply chain, our rewards program, technologies that facilitate marketing initiatives, employee engagement and payroll processing, and various other processes and transactions. Our ability to effectively manage our business and coordinate the procurement, production, distribution, safety and sale of our products depends significantly on the availability, reliability and security of these systems. Many of these critical systems are provided and managed by third parties, and we are reliant on these third-party providers to implement protective measures that ensure the security and availability of their systems. Although we have operational safeguards in place, these safeguards may not be effective in preventing the failure of these third-party systems or platforms to operate effectively and be available. Failures may be caused by various factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or the third-party service providers. If any of our critical IT systems were to become unreliable, unavailable, compromised or otherwise fail, and we were unable to recover in a timely manner, we could experience an interruption in our operations that could have a material adverse impact on our profitability.

Our inability or failure to execute a comprehensive business continuity plan at our restaurant support centers following a disaster or force majeure event could have a material adverse impact on our business.

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

In April 2020, Chipotle signed a Deferred Prosecution Agreement (the “DPA”) to settle an official criminal investigation conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations (collectively, the “DOJ”), into company-wide food safety matters that occurred in our restaurants dating back to January 1, 2013. Pursuant to the DPA, the DOJ filed a two-count Class A Misdemeanor Information in the United States District Court for the Central District of California charging Chipotle with adulterating and causing food to be adulterated within the meaning of the Federal Food, Drug and Cosmetic Act while such food was held for sale. Under the DPA, Chipotle paid a fine and is required to maintain a comprehensive compliance program that is designed to ensure Chipotle complies with all applicable federal and state food safety laws. The DOJ agreed that if Chipotle is in full compliance with all of its obligations under the DPA at the conclusion of the three-year deferred prosecution term, the DOJ will move to dismiss the two-count information filed against Chipotle. Full compliance with the DPA requires, among other things, Chipotle to conduct a root cause analysis of the historic food safety matters, maintain and annually update a comprehensive food safety plan and comply with applicable provisions of the FDCA.

Chipotle owns and operates over 2,900 restaurants and we dedicate substantial resources to our food safety program; however, even with strong preventative controls and interventions, food safety risks cannot be completely eliminated in any restaurant. Food safety risks may arise due to possible failures by restaurant employees or suppliers to follow food safety policies and procedures, employees or guests coming to the restaurant while ill or serving contaminated food ingredients. If Chipotle is found to have breached the terms of the DPA, the DOJ may elect to prosecute, or bring a civil action against the company for conduct alleged in the DPA’s Statement of Facts, which could result in additional fines, penalties, and have material adverse impacts on our results of operations. In addition, further action by the DOJ may significantly and adversely affect our brand and reputation, especially in light of our highly publicized food safety incidents in 2015 – 2018.

We could be party to litigation or other legal proceedings that could adversely affect our business, results of operations and reputation.

We have been and likely will continue to be subject to litigation and other legal proceedings that may adversely affect our business. These legal proceedings may involve claims brought by employees, guests, government agencies, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These legal proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour, employment of minors, discrimination, harassment, wrongful termination, and vacation and family leave laws; food safety issues including food-borne illness, food contamination and adverse health effects from consumption of our food products; data security or privacy breaches; guest discrimination; personal injury in our restaurants; trademark infringement; violation of the federal securities laws or other concerns. For example, a number of lawsuits have been filed against us alleging violations of federal and state employment laws, including wage and hour claims, and in 2020 we signed a DPA with the U.S. Attorney’s Office for the Central District of California referred to earlier. We could be involved in similar or even more significant litigation and legal proceedings in the future. Even if the allegations against us in current or future legal matters are unfounded or we ultimately are not held liable, the costs to defend ourselves may be significant and the litigation may subject us to substantial settlements, fines, penalties or judgments against us and may divert management's attention away from operating our business, all of which could negatively impact our financial condition and results of operations. Litigation also may generate negative publicity, regardless of whether the allegations are valid, or we ultimately are liable, which could damage our reputation, and adversely impact our sales and our relationship with our employees and guests.

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

•employment practices and working conditions, including minimum wage rates, wage and hour practices, Fair Workweek and “just cause” legislation, employment of minors, discrimination, harassment, classification of employees, paid and family leave, workplace safety, immigration and overtime among others;

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

Our growth depends on our ability to open new restaurants and operate them profitably. Since 2020, COVID-19 related disruptions in the global supply chain have increased the cost and decreased the availability of construction materials and restaurant equipment needed to open and operate our restaurants, which can delay the openings of new restaurants. In addition, we incur substantial startup expenses each time we open a new restaurant, and it can take up to 24 months to ramp up the sales and profitability of a new restaurant, during which time costs may be higher as we train new employees and build up a customer base. If we are unable to build the customer base that we expect or fail to overcome the higher startup expenses associated with new restaurants, our new restaurants may not be as profitable as our existing restaurants. Our ability to open and profitably operate new restaurants also is subject to various risks, such as the identification and availability of desirable locations; the negotiation of acceptable lease terms; the need to obtain all required governmental permits (including zoning approvals and liquor licenses) and comply with other regulatory requirements; the availability of capable contractors and subcontractors; increases in the cost and decreases in the availability of labor and building material; changes in weather, natural disasters, pandemics or other acts of God that could delay construction and adversely affect guest traffic; our ability to hire and train qualified management and restaurant employees; and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated sales and earnings in future periods.

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

We operate substantially all of our restaurants in leased facilities. It is becoming increasingly challenging to locate and secure favorable lease facilities for new restaurants as competition for restaurant sites in our target markets is intense. Development and leasing costs are increasing, particularly for urban locations. These factors could negatively impact our ability to manage our occupancy costs, which may adversely impact our profitability. In addition, any of these factors may be exacerbated by economic factors, which may result in an increased demand for developers and contractors that could drive up our construction and leasing costs. Also, as we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will decline, making it increasingly difficult to achieve levels of sales and profitability growth that we achieved in prior years.

From time to time we may close or relocate a restaurant if a current location becomes less profitable as a result of adverse economic conditions or local regulatory compliance in the area. We may incur significant lease termination expenses when we close or relocate a restaurant and are often obligated to continue to pay rent and other lease-related expenses after closing a restaurant. We also may incur significant asset impairment and other charges in connection with closures and relocations. If the lease termination cost is significant, we may decide to keep underperforming restaurants open. Ongoing lease obligations at closed or underperforming restaurant locations could decrease our results of operations. In addition, we may be unable to renew a lease without substantial additional cost at the end of the lease term and expiration of all renewal periods. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks that may have an adverse effect on our operating performance.

Our failure to effectively manage and support our growth could have a negative adverse effect on our business and financial results.

As of December 31, 2021, we owned and operated 2,962 Chipotle restaurants and we plan to open a significant number of new restaurants in the next several years. Our existing restaurant management systems, back office technology systems and processes, financial and management controls, information systems and personnel may not be adequate to support our continued growth. To effectively manage a larger number of restaurants, we may need to upgrade and expand our infrastructure and information systems, automate more processes that currently are manual or require manual intervention and hire, train and retain restaurant employees and corporate support staff, all of which may result in increased costs and at least temporary inefficiencies. We also place a lot of importance on our culture, which we believe has been an important contributor to our success, and as we continue to grow, it may be increasingly difficult to maintain our culture. Our failure to sufficiently invest in our infrastructure and information systems and maintain our strong staffing and culture could harm our brand and operating results.

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

Restaurant dining generally is dependent upon consumer discretionary spending, which may be affected by general economic conditions that are beyond our control. For example, increasing inflation, international, domestic and regional economic conditions, consumer income levels, financial market volatility, a slow or stagnant pace of economic growth, rising energy costs, rising interest rates, social unrest, and governmental, political and budget concerns or divisions may have a negative effect on consumer confidence and discretionary spending. Due to the COVID-19 pandemic, we may experience a reduction and/or increased volatility in sales due to, among other things, reduced customer traffic due to illness, quarantine or government or self-imposed restrictions on our restaurant operations, customer responses to government imposed mask and vaccine mandates, and decreases in consumer confidence in general macroeconomic conditions and in discretionary spending. The rapid rise in inflation may prompt consumers to decrease discretionary spending. A significant decrease in our guest traffic or average transactions would negatively impact our financial performance. The actual or perceived threat of a pandemic or communicable disease, terrorist attack, mass shooting, heightened security requirements, including cybersecurity, or a failure to protect information systems for critical infrastructure, such as the electrical grid and telecommunications systems, could harm our operations, the economy or consumer confidence generally. Any of the above factors or other unfavorable changes in business and economic conditions affecting our guests could increase our costs, reduce traffic in some or all of our restaurants or limit our ability to increase pricing, any of which could lower our profit margins and have a material adverse effect on our sales, financial condition and results of operations. These factors also could cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurant locations. Further, poor economic conditions may force nearby businesses to shut down, which could reduce traffic to our restaurants or cause our restaurant locations to be less attractive.

Climate change and volatile adverse weather conditions could adversely affect our restaurant sales or results of operations.

There is growing concern that climate change and global warming has caused and may continue to cause more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations. Adverse weather conditions have in the past and may again impact guest traffic at our restaurants, and, in more severe cases such as hurricanes, tornadoes, wildfires or other natural disasters, cause temporary restaurant closures, all of which negatively impact our restaurant sales. In addition, our supply chain is subject to increased costs caused by the effects of climate change, greenhouse gases and diminishing energy and water resources. Increasing weather volatility and changes in global weather patterns can reduce crop size and crop quality, which could result in decreased availability or higher pricing for our produce and other ingredients. These factors are beyond our control and, in many instances, unpredictable. Climate change and government regulation relating to climate change could result in construction delays for new restaurants and interruptions to the availability or increases in the cost of utilities. The ongoing and long-term costs of these impacts related to climate change and other sustainability related issues could have a material adverse effect on our business and financial condition if we are not able to mitigate them.

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

•labor availability and wages of restaurant management and employees;

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, there were 2,966 restaurants operated by Chipotle and our consolidated subsidiaries, 2,962 of which were Chipotle restaurants. Our main office is located at 610 Newport Center Drive, Suite 1400, Newport Beach, CA 92660 and our telephone number is (949) 524-4000. We lease our main office and substantially all of the properties on which we operate restaurants. We own 17 properties and operate restaurants on all of them. For additional information regarding the lease terms and provisions, see Note 1. “Description of Business and Summary of Significant Accounting Policies” and Note 10. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

As of February 7, 2022, there were approximately 1,091 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2021.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October		27,172	$1,811.91	27,172	$160,558,269
	Purchased 10/1 through 10/31
November		29,834	$1,767.37	29,834	$107,830,424
	Purchased 11/1 through 11/30
December(2)		39,518	$1,694.41	39,518	$240,870,889
	Purchased 12/1 through 12/31
Total		96,524	$1,750.04	96,524

(1) Shares were repurchased pursuant to repurchase programs announced on July 20, 2021 and October 21, 2021.

(2) The December total includes an additional $200 million in authorized repurchases approved on December 7, 2021 and announced February 8, 2022. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2016, through December 31, 2021, to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2016. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. The values shown are neither indicative nor determinative of future performance. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Company/Index	2016	2017	2018	2019	2020	2021
Chipotle Mexican Grill, Inc.	$100	$77	$114	$222	$368	$463
S&P 500	100	119	112	144	168	213
S&P 500 Restaurants	100	123	133	162	187	226

*$100 invested on December 31, 2016, in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Source data: S&P Capital IQ

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons of 2021 to 2020. Discussions of 2019 items and year-to-year comparisons of 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2020. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that might cause such differences include those described in Item 1A. “Risk Factors” and elsewhere in this report.

Overview

As of December 31, 2021, we operated 2,918 Chipotle restaurants throughout the United States, 44 international Chipotle restaurants, and four non-Chipotle restaurants. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:

•Comparable restaurant sales

•Restaurant operating costs as a percentage of total revenue

•New restaurant openings

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our operations and financial results for the foreseeable future. We continue to follow guidance from health officials in determining the appropriate restrictions to put in place for each restaurant. Our restaurant operations have been and could continue to be disrupted by COVID-19 related employee absences or due to changes in the availability and cost of labor. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, we have experienced inflationary pressures in freight and the costs of some of our ingredients and temporary shortages in equipment and other goods, which could increase and/or spread to more categories as the impacts of COVID-19 continue across the global supply chain. We anticipate the restaurant wage increases implemented in June 2021 and any future wage increases in the U.S. along with increased supply chain costs, primarily related to inflationary pressures that began in the latter half of 2021 will have an impact on restaurant operating costs in 2022. However, these should be offset to some extent by benefits from pricing actions, leverage from revenue growth and supply chain initiatives.

2021 Financial Highlights

Sales Trends. Average restaurant sales were $2.641 million for the year ended December 31, 2021, an increase from $2.223 million for the year ended December 31, 2020. We define average restaurant sales as the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

Total revenue was $7.5 billion for the year ended December 31, 2021, an increase of 26.1% from $6.0 billion for the year ended December 31, 2020. The increase was attributable to comparable restaurant sales and, to a lesser extent, new restaurant openings. Comparable restaurant sales increased 19.3% for the year ended December 31, 2021, primarily due to a 10.3% increase in transactions and an 8.5% benefit from menu price increases implemented in late 2020 and during 2021. Comparable restaurant sales represent the change in period-over-period sales or transactions for restaurants in operation for at least 13 full calendar months.

Digital sales, which includes delivery and customer pick-up, were $3.4 billion for the year ended December 31, 2021, and represented 45.6% of total revenue compared to 46.2% of total revenue for the year ended December 31, 2020. Higher volumes of in-store transactions in 2021 contributed to the decrease in digital sales as a percentage of total revenue. Order ahead sales were 50.9% and 49.9% of digital sales for the years ended December 31, 2021, and 2020, respectively.

During 2021, we completed several company initiatives which we believe contributed to sales growth. These initiatives included the launch of cauliflower rice in January 2021, digital launch of quesadillas in March 2021 and smoked brisket in September 2021. Additionally, in June 2021, we enhanced our loyalty program, Chipotle Rewards, by introducing new redemption options and personalized offers primarily targeted at new and at-risk customers.

Restaurant Operating Costs. During the year ended December 31, 2021, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) were 77.4% of total revenue, a decrease from 82.6% during the year ended December 31, 2020. The decrease was driven primarily by higher comparable restaurant sales, partially offset by wage inflation, higher commodity inflation primarily from freight and beef and, to a lesser extent, increased delivery fees.

Diluted Earnings Per Share. During the year ended December 31, 2021, our diluted earnings per share were $22.90, an 82.9% increase from $12.52 in 2020.

Restaurant Development. For the full year 2021, we opened 215 new restaurants, which included 174 restaurants with a Chipotlane. We expect to open approximately 235-250 new restaurants in 2022, including five to 10 relocations, of which we are targeting 80% with a Chipotlane.

Restaurant Activity

The following table details restaurant unit data for the years indicated.

	Year ended December 31,
	2021	2020
Beginning of period	2,768	2,622
Chipotle openings	215	160
Pizzeria Locale openings	-	1
Chipotle permanent closures	(10)	(9)
Chipotle relocations	(7)	(6)
Total restaurants at end of period	2,966	2,768

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Year ended December 31,		Percentage
	2021	2020	change
	(dollars in millions)
Food and beverage revenue	$7,457.2	$5,920.5	26.0%
Delivery service revenue	89.9	64.1	40.3%
Total revenue	$7,547.1	$5,984.6	26.1%
Average restaurant sales (1)	$2.6	$2.2	18.8%
Comparable restaurant sales increase	19.3%	1.8%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase for the year ended December 31, 2021 compared to the year ended December 31, 2020, were comparable restaurant sales increases and new restaurant openings. Comparable restaurant sales increased $1,128.2 million and total revenue from restaurants not yet in the comparable base contributed $434.1 million to the total revenue increase, of which $201.9 million was due to restaurants opened in 2021.

Food, Beverage and Packaging Costs

	Year ended December 31,		Percentage
	2021	2020	change
	(dollars in millions)
Food, beverage and packaging	$2,308.6	$1,932.8	19.4%
As a percentage of total revenue	30.6%	32.3%	(1.7%)

Food, beverage and packaging costs decreased as a percentage of total revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to sales leverage from menu price increases. This decrease was partially offset by higher costs for freight and beef and, to a lesser extent, higher costs for avocados.

Labor Costs

	Year ended December 31,		Percentage
	2021	2020	change
	(dollars in millions)
Labor costs	$1,917.8	$1,593.0	20.4%
As a percentage of total revenue	25.4%	26.6%	(1.2%)

Labor costs decreased as a percentage of total revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to sales leverage and, to a lesser extent, lower COVID-19 related pay for restaurant employees. This decrease was partially offset primarily by wage inflation from increasing restaurant wages to a $15.00 national average hourly wage for our restaurant employees implemented across all restaurants by June 30, 2021.

Occupancy Costs

	Year ended December 31,		Percentage
	2021	2020	change
	(dollars in millions)
Occupancy costs	$416.6	$387.8	7.4%
As a percentage of total revenue	5.5%	6.5%	(1.0%)

Occupancy costs decreased as a percentage of total revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to sales leverage, partially offset by increased rent expense associated with new restaurants.

Other Operating Costs

	Year ended December 31,		Percentage
	2021	2020	change
	(dollars in millions)
Other operating costs	$1,197.1	$1,030.0	16.2%
As a percentage of total revenue	15.9%	17.2%	(1.3%)

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, and maintenance costs. Other operating costs decreased as a percentage of total revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to sales leverage and, to a lesser extent, lower marketing and promotional expense. These decreases were partially offset by higher delivery and technology expense.

General and Administrative Expenses

	Year ended December 31,		Percentage
	2021	2020	change
	(dollars in millions)
General and administrative expense	$606.9	$466.3	30.1%
As a percentage of total revenue	8.0%	7.8%	0.2%

General and administrative expenses increased in dollar terms for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the following: a $92.8 million increase in stock-based compensation, primarily attributable to the December 2020 modification of 2018 performance awards related to COVID-19; a $23.2 million increase in outside services expense related to corporate initiatives; an $11.8 million increase in performance bonuses; and a $9.6 million increase in employee wages primarily due to headcount growth. These increases were partially offset by a $17.1 million decrease in estimated loss contingencies related to legal matters in 2021 compared to 2020.

Depreciation and Amortization

	Year ended December 31,		Percentage
	2021	2020	change
	(dollars in millions)
Depreciation and amortization	$254.7	$238.5	6.8%
As a percentage of total revenue	3.4%	4.0%	(0.6%)

Depreciation and amortization decreased as a percentage of total revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to sales leverage.

Impairment, Closure Costs, and Asset Disposals

	Year ended December 31,		Percentage
	2021	2020	change
	(dollars in millions)
Impairment, closure costs, and asset disposals	$19.3	$30.6	(36.9%)
As a percentage of total revenue	0.3%	0.5%	(0.2%)

Impairment, closure costs, and asset disposals decreased in dollar terms for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a comparison against elevated impairments of operating lease assets and leasehold improvements in 2020. These elevated impairments in 2020 were primarily the result of the COVID-19 pandemic negatively impacting our near-term restaurant level cash flow forecasts.

Benefit/(Provision) for Income Taxes

	Year ended December 31,		Percentage
	2021	2020	change
	(dollars in millions)
Benefit/(Provision) for income taxes	$(159.8)	$62.0	n/m*
Effective income tax rate	19.7%	(21.1%)	n/m*

*Not meaningful

The effective income tax rate for the year ended December 31, 2021, was higher than the effective income tax rate for the year ended December 31, 2020, primarily due to comparing against the federal net operating loss for tax year 2020, which had a statutory federal income tax rate of 21%, that was carried back to tax years 2015-2017, which had a statutory federal income tax rate of 35%. There is a further increase in the effective income tax rate due to the proportionality of the excess tax benefits from equity vesting and exercises relative to profit before tax in each respective year. This was partially offset by a net reduction in the 2021 effective income tax rate primarily related to the write-off of uncertain tax positions reserves for the year ended December 31, 2021.

Quarterly Financial Data/Seasonality

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

Liquidity and Capital Resources

As of December 31, 2021, we had a cash and marketable investments balance of $1.3 billion, excluding restricted cash of $30.9 million and non-marketable investments of $43.2 million. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of December 31, 2021, $240.9 million remained available for repurchases of shares of our common stock, which includes the $200.0 million additional authorization approved by our Board of Directors and announced on February 8, 2022. Under the remaining repurchase authorizations, shares may be purchased in open market transactions, subject to market conditions. Additionally, as of December 31, 2021, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.

We believe that cash from operations, together with our cash and investment balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. Assuming no significant declines in comparable restaurant sales, we expect we will generate positive cash flow for the foreseeable future. Should our business deteriorate due to changing conditions, there are actions we can take to further conserve liquidity.

We have not required significant working capital because customers generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients. In addition, we generally have the right to pay for the purchase of food, beverages and supplies sometime after the receipt of those items, within ten days, thereby reducing the need for incremental working capital to support our growth.

Our total capital expenditures for 2021 were $442.5 million. In 2021, we spent on average about $1.1 million in development and construction costs per new restaurant, or about $1.0 million net of landlord reimbursements of $0.1 million. In 2022, we expect to incur about $450 million in total capital expenditures. We expect approximately $260 million in capital expenditures related to our construction of new restaurants, before any reductions for landlord reimbursements. For new restaurants to be opened in 2022, we anticipate average development costs will remain consistent with 2021 due to a significant portion including Chipotlanes. We expect approximately $150 million in capital expenditures related to investments in existing restaurants including new equipment and hardware, technology to optimize efficiencies, remodeling and similar improvements. Finally, we expect a portion of our incurred capital expenditures to be for additional corporate initiatives including investments in technology for support centers to boost innovation, enhance the customer experience, and improve operations.

The following table summarizes current and long-term material cash requirements as of December 31, 2021, which we expect to fund primarily with operating cash flows:

	Payments Due by Fiscal Year
	Total	2022	2023-2024	2025-2026	Thereafter
	(dollars in millions)
Operating leases(1)	$5,066	$366	$785	$752	$3,163
Purchase obligations(2)	1,743	573	472	465	233
Deemed landlord financing(1)	2	-	1	1	-
Total	$6,811	$939	$1,258	$1,218	$3,396

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

Operating lease assets and liabilities are recognized at time of lease inception. Operating lease liabilities represent the present value of lease payments not yet paid. We made the policy election to combine lease and non-lease components, we also consider fixed common area maintenance (“CAM”) part of our fixed future lease payments. Fixed CAM is also included in our operating lease liability. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As we have no outstanding debt nor committed credit facilities, secured or otherwise, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.

Chipotle Rewards

Eligible customers who enroll in the Chipotle Rewards loyalty program generally earn points for every dollar spent. After accumulating the required number of points, the customer may select a reward. Earned rewards generally expire one to two months after they are issued, and points generally expire if an account is inactive for a period of six months.

The estimation of the standalone selling price of points and other rewards issued to customers involves several assumptions, primarily the estimated value of product for which the reward is expected to be redeemed and the probability that the points or reward will expire. Our estimate of points and other rewards we expect to be redeemed is based on historical company specific data. These inputs are subject to change over time due to factors such as menu price increases, changes in point redemption options and changes in customer behavior. Increasing our estimated ultimate redemption rate for estimated future redemptions by 100 basis points would have resulted in a reduction of food and beverage revenue on our consolidated statement of income of approximately $0.4 million for the year ended December 31, 2021.

Gift Cards

We sell gift cards, which do not have expiration dates, and we do not deduct non-usage fees from outstanding gift card balances. Gift card balances are initially recorded as unearned revenue. We recognize revenue from gift cards when the gift card is redeemed by the customer. Historically, the majority of gift cards are redeemed within one year. In addition, a portion of gift cards are not expected to be redeemed and will be recognized as breakage over time in proportion to gift card redemptions (“gift card breakage rate”). The gift card breakage rate is based on company and program specific information, including historical redemption patterns, and expected remittance to government agencies under unclaimed property laws, if applicable. We evaluate our gift card breakage rate estimate annually, or more frequently as circumstances warrant, and apply that rate to gift card redemptions. Decreasing our gift card breakage rate by 50 basis points would have resulted in a reduction of food and beverage revenue on our consolidated statement of income of approximately $5.1 million for the year ended December 31, 2021.

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

Stock-based Compensation

We recognize compensation expense for equity awards over the requisite service period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock-only stock appreciation rights (“SOSARs”), and we use the Monte Carlo simulation model to determine the fair value of stock awards that contain market conditions. Both of these models require assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility and the expected life assumptions were based on our historical data. Similarly, the compensation expense of performance share awards is based in part on the estimated probability of achieving levels of performance associated with particular levels of payout for performance shares. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, including but not limited to growth in comparable restaurant sales and average restaurant level margin, and different assumptions may have resulted in different conclusions regarding the probability of achieving future levels of performance relevant to the payout levels for the awards. Had we arrived at different assumptions of stock price volatility or expected lives of our SOSARs, or if we changed our assumptions regarding the probability of achieving future levels of performance with respect to performance share awards, our stock-based compensation expense and results of operations may be materially different. As a result of changing our assumptions for the estimated payout of our various performance base awards during the year ended December 31, 2021 relative to these estimated payouts as of December 31, 2020, we incurred an additional $21.1 million of stock-based compensation expense during the year ended December 31, 2021.

Insurance Liability

We are self-insured for a significant portion of our employee health benefits programs. We carry significant retentions for risks and associated liabilities with respect to workers’ compensation, general liability, property and auto damage, employment practices liability, cyber liability and directors’ and officers’ liability. Predetermined loss limits have been arranged with third-party insurance companies to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. If a greater amount of claims occurs compared to what we have estimated, or if medical costs increase beyond what we expected, our accrued liabilities might not be sufficient. Actual claims experience could also be more favorable than estimated. Unanticipated changes may produce materially different amounts of expense than that reported under these programs.

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

Income Taxes

Our benefit/(provision) for income taxes, deferred tax assets and liabilities and any related valuation allowance requires the use of estimates based on our management’s interpretation and application of complex tax laws and accounting guidance. We are primarily subject to income taxes in the United States. We establish reserves for uncertain tax positions for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the measurement and recognition of the item. We may adjust these reserves when our judgment changes as a result of the evaluation of new information not previously available and will be reflected in the period in which the new information is available, or due to the expiration of any applicable statute of limitations. While we believe that our reserves are adequate, issues raised by a tax authority may be resolved at an amount different than the related reserve and could materially increase or decrease our income tax provision in future periods.

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

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of December 31, 2021, we had $1.4 billion in cash and cash equivalents, current and long-term investments, and restricted cash, nearly all of which are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chipotle Mexican Grill, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2022 expressed an unqualified opinion thereon.

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

The Company incurred $178.7 million in stock-based compensation expense during the year ended December 31, 2021. Approximately 229,000 of the Company’s vested and non-vested stock awards were subject to service and performance conditions during the year ended December 31, 2021. As described in Notes 1 and 8 of the consolidated financial statements, the Company estimates the grant date fair value of the stock awards and expenses the fair value of stock awards subject to service conditions over the respective vesting period. Stock-based compensation expense of stock awards subject to performance conditions is based on the estimated probability of achieving levels of performance associated with particular levels of payout. Additionally, at each reporting period, the Company evaluates the probable outcome of the performance conditions including consideration of significant assumptions and as applicable, recognizes the cumulative effect of the change in estimate in the period of the change.

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

Irvine, California

February 11, 2022

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$815,374	$607,987
Accounts receivable, net	99,599	104,500
Inventory	32,826	26,445
Prepaid expenses and other current assets	78,756	54,906
Income tax receivable	94,064	282,783
Investments	260,945	343,616
Total current assets	1,381,564	1,420,237
Leasehold improvements, property and equipment, net	1,769,278	1,584,311
Long-term investments	274,311	102,328
Restricted cash	30,856	27,849
Operating lease assets	3,118,294	2,767,185
Other assets	56,716	59,047
Goodwill	21,939	21,939
Total assets	$6,652,958	$5,982,896
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$163,161	$121,990
Accrued payroll and benefits	162,405	203,054
Accrued liabilities	173,052	164,649
Unearned revenue	156,351	127,750
Current operating lease liabilities	218,713	204,756
Total current liabilities	873,682	822,199
Commitments and contingencies (Note 12)
Long-term operating lease liabilities	3,301,601	2,952,296
Deferred income tax liabilities	141,765	149,422
Other liabilities	38,536	38,844
Total liabilities	4,355,584	3,962,761
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2021 and 2020, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 37,132 and 36,704 shares issued as of December 31, 2021 and 2020, respectively	371	367
Additional paid-in capital	1,729,312	1,549,909
Treasury stock, at cost, 9,052 and 8,703 common shares as of December 31, 2021 and 2020, respectively	(3,356,102)	(2,802,075)
Accumulated other comprehensive loss	(5,354)	(4,229)
Retained earnings	3,929,147	3,276,163
Total shareholders' equity	2,297,374	2,020,135
Total liabilities and shareholders' equity	$6,652,958	$5,982,896

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Food and beverage revenue	$7,457,169	$5,920,545	$5,561,036
Delivery service revenue	89,892	64,089	25,333
Total revenue	7,547,061	5,984,634	5,586,369
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	2,308,631	1,932,766	1,847,916
Labor	1,917,761	1,593,013	1,472,060
Occupancy	416,606	387,762	363,072
Other operating costs	1,197,054	1,030,012	760,831
General and administrative expenses	606,854	466,291	451,552
Depreciation and amortization	254,657	238,534	212,778
Pre-opening costs	21,264	15,515	11,108
Impairment, closure costs, and asset disposals	19,291	30,577	23,094
Total operating expenses	6,742,118	5,694,470	5,142,411
Income from operations	804,943	290,164	443,958
Interest and other income, net	7,820	3,617	14,327
Income before income taxes	812,763	293,781	458,285
Benefit/(Provision) for income taxes	(159,779)	61,985	(108,127)
Net income	$652,984	$355,766	$350,158
Earnings per share:
Basic	$23.21	$12.74	$12.62
Diluted	$22.90	$12.52	$12.38
Weighted-average common shares outstanding:
Basic	28,132	27,917	27,740
Diluted	28,511	28,416	28,295

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2021	2020	2019
Net income	$652,984	$355,766	$350,158
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(1,125)	1,134	726
Unrealized gain on available-for-sale securities, net of income taxes	-	-	147
Other comprehensive income (loss), net of income taxes	(1,125)	1,134	873
Comprehensive income	$651,859	$356,900	$351,031

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Available-for-Sale Securities	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	35,973	$360	$1,374,154	8,276	$(2,500,556)	$2,573,617	$(147)	$(6,089)	$1,441,339
Adoption of ASU No. 2016-02, Leases (Topic 842)	-	-	-	-	-	(2,327)	-	-	(2,327)
Stock-based compensation	-	-	92,062	-	-	-	-	-	92,062
Stock plan transactions and other	350	3	(519)	-	-	-	-	-	(516)
Acquisition of treasury stock	-	-	-	292	(198,563)	-	-	-	(198,563)
Net income	-	-	-	-	-	350,158	-	-	350,158
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	147	726	873
Balance, December 31, 2019	36,323	$363	$1,465,697	8,568	$(2,699,119)	$2,921,448	$-	$(5,363)	$1,683,026
Adoption of ASU No. 2016-13, Financial Instrument-Credit Losses (Topic 326)	-	-	-	-	-	(1,051)	-	-	(1,051)
Stock-based compensation	-	-	84,463	-	-	-	-	-	84,463
Stock plan transactions and other	381	4	(251)	-	-	-	-	-	(247)
Acquisition of treasury stock	-	-	-	135	(102,956)	-	-	-	(102,956)
Net income	-	-	-	-	-	355,766	-	-	355,766
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	-	1,134	1,134
Balance, December 31, 2020	36,704	$367	$1,549,909	8,703	$(2,802,075)	$3,276,163	$-	$(4,229)	$2,020,135
Stock-based compensation	-	-	178,703	-	-	-	-	-	178,703
Stock plan transactions and other	428	4	700	-	-	-	-	-	704
Acquisition of treasury stock	-	-	-	349	(554,027)	-	-	-	(554,027)
Net income	-	-	-	-	-	652,984	-	-	652,984
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	-	(1,125)	(1,125)
Balance, December 31, 2021	37,132	$371	$1,729,312	9,052	$(3,356,102)	$3,929,147	$-	$(5,354)	$2,297,374

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020	2019
Operating activities
Net income	$652,984	$355,766	$350,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,657	238,534	212,778
Deferred income tax provision	(12,357)	108,350	29,962
Impairment, closure costs, and asset disposals	17,086	28,874	15,402
Provision for credit losses	493	164	33
Stock-based compensation expense	176,392	82,626	91,396
Other	(4,599)	3,643	(10,592)
Changes in operating assets and liabilities:
Accounts receivable	(1,687)	3,010	(2,630)
Inventory	(6,392)	(394)	(4,530)
Prepaid expenses and other current assets	(26,826)	(11,442)	(23,066)
Operating lease assets	223,837	184,538	163,952
Other assets	3,993	(26,577)	2,818
Accounts payable	21,440	(3,859)	(973)
Accrued payroll and benefits	(44,555)	76,683	11,759
Accrued liabilities	10,997	5,596	36,543
Unearned revenue	34,387	36,958	30,400
Income tax payable/receivable	193,379	(255,251)	(32,083)
Operating lease liabilities	(207,164)	(165,154)	(151,557)
Other long-term liabilities	(3,984)	1,782	1,862
Net cash provided by operating activities	1,282,081	663,847	721,632
Investing activities
Purchases of leasehold improvements, property and equipment	(442,475)	(373,352)	(333,912)
Purchases of investments	(429,350)	(468,418)	(448,754)
Maturities of investments	345,748	419,078	476,723
Proceeds from sale of equipment	4,035	-	13,969
Acquisitions of equity method investments	-	(10,025)	-
Net cash used in investing activities	(522,042)	(432,717)	(291,974)
Financing activities
Acquisition of treasury stock	(466,462)	(54,401)	(190,617)
Tax withholding on stock-based compensation awards	(79,870)	(48,555)	(10,420)
Other financing activities	(2,274)	(1,895)	(698)
Net cash used in financing activities	(548,606)	(104,851)	(201,735)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,039)	1,076	406
Net change in cash, cash equivalents, and restricted cash	210,394	127,355	228,329
Cash, cash equivalents, and restricted cash at beginning of period	635,836	508,481	280,152
Cash, cash equivalents, and restricted cash at end of period	$846,230	$635,836	$508,481
Supplemental disclosures of cash flow information
Income taxes paid (refunded)	$(17,831)	$85,010	$109,571
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$63,802	$46,975	$36,886
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$7,695	$-	$-

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of December 31, 2021, we operated 2,962 Chipotle restaurants including 2,918 within the United States as well as 44 international Chipotle restaurants. We are also an investor in a consolidated entity that owns and operates four Pizzeria Locale restaurants, a fast-casual pizza concept. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

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

Accounts Receivable

Accounts receivable primarily consists of receivables from third party gift card distributors, delivery receivables, insurance liabilities covered by third-party insurance carriers and vendor rebates.

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

Investments

Investments classified as trading securities are carried at fair value with any unrealized gain or loss being recorded in the consolidated statements of income. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses, net of tax, included as a component of other comprehensive income (loss), net of income taxes on the consolidated statements of comprehensive income. Held-to-maturity securities are carried at amortized cost. Non-marketable equity investments are measured at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

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

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized. During the years ended December 31, 2021, 2020 and 2019, we capitalized $10,870, $9,268, and $6,735 of internal costs, respectively. Expenditures for refurbishments and improvements that significantly add to the productivity capacity or extend the useful life are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes option periods that are reasonably certain, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and any related gain or loss is reflected in impairment, closure costs, and asset disposals in the consolidated statements of income. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.

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

Leases

The majority of our operating leases consist of restaurant locations and office space. We determine if a contract contains a lease at inception. Our leases generally have remaining terms of 1-20 years and most include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years.

We recognize an operating lease asset and operating lease liability for each lease with a contractual term greater than 12 months at the time of lease inception. We do not record leases with an initial term of 12 months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term.

Operating lease assets and liabilities are recognized at the lease commencement date, which is the date we control the use of the property. Operating lease liabilities represent the present value of lease payments not yet paid. We made the policy election to combine lease and non-lease components. We consider fixed CAM part of our fixed future lease payments; therefore, fixed CAM is also included in our lease liability. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the lease term including reasonably certain renewal periods. As we have no outstanding debt nor committed credit facilities, secured or otherwise, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.

Total lease costs recorded primarily as occupancy costs include fixed operating lease costs, variable lease costs and short-term lease costs. Most of our real estate leases require we pay certain expenses, such as CAM costs, real estate taxes and insurance, of which the fixed portion is included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. In addition to the above costs, variable lease costs also include amounts based on a percentage of gross sales in excess of specified levels and are recognized when probable and are not included in determining the present value of our operating lease liability.

Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, initial direct costs, lease incentives, and impairment of operating lease assets. For operating leases, operating lease assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability. Additionally, tenant incentives used to fund leasehold improvements are generally recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the operating lease asset as reductions of expense over the lease term.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have not entered into any leases with related parties.

Goodwill

Goodwill is not subject to amortization, but instead is tested for impairment at least annually, or when impairment indicators are present, and we are required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. No impairment charges were recognized on goodwill for the years ended December 31, 2021, 2020, and 2019.

Other Assets

Other assets consist primarily of a rabbi trust as described further in Note 9. “Employee Benefit Plans,” software as a service implementation costs where the service period is greater than one year, an equity method investment described further in Note 4. “Fair Value of Financial Instruments” and transferable liquor licenses.

Insurance Liability

We are self-insured for a significant portion of our employee health benefits programs, and carry significant retentions for risks and associated liabilities with respect to workers’ compensation, general liability, property and auto damage, employment practices liability, cyber liability and directors’ and officers’ liability. Predetermined loss limits have been arranged with third party insurance companies to limit exposure to these claims. We record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances.

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

Chipotle Rewards

We have a loyalty program called Chipotle Rewards. Eligible customers who enroll in the program generally earn points for every dollar spent. In June 2021, we enhanced Chipotle Rewards and introduced a new redemption feature we call the “Rewards Exchange” that provides loyalty members multiple redemption options. Previously, Chipotle Rewards points were automatically redeemed for a free entrée when the customer obtained the required number of points. The change in the Chipotle Rewards program did not have a material impact on our consolidated financial statements.

We may also periodically offer promotions, which typically provide the customer with the opportunity to earn bonus points or other rewards. Earned rewards generally expire one to two months after they are issued, and points generally expire if an account is inactive for a period of six months.

We defer revenue associated with the estimated selling price of points or rewards earned by customers as each point or reward is earned, net of points or rewards we do not expect to be redeemed. The estimated selling price of each point or reward earned is based on the estimated value of product for which the reward is expected to be redeemed. Our estimate of points and rewards we expect to be redeemed is based on historical and other company specific data. The costs associated with rewards redeemed are primarily included in food, beverage, and packaging expense on our consolidated statements of income.

We evaluate Chipotle Rewards point breakage annually, or more frequently as circumstances warrant. We completed our most recent breakage assessment as of October 31, 2021, which resulted in incremental revenue recognized of $10,831 during the three months ended December 31, 2021. Revenue recognized was primarily the result of a change in our ultimate redemption rate estimate as program data indicated a lower redemption trend than originally estimated.

We recognize loyalty revenue within food and beverage revenue on the consolidated statements of income when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our consolidated balance sheets.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional costs are expensed as incurred and totaled $222,091, $222,820 and $168,881 for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising, marketing and promotional costs include costs related to free food which a customer does not need to make a purchase to earn. These costs are included in other operating costs on the consolidated statements of income.

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

Recently Issued Accounting Standards

Recently Issued Accounting Standards

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2021-10, “Disclosures by Business Entities about Government Assistance.” The ASU codifies new requirements to disclose information about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021. We do not expect the adoption of ASU No. 2021-10 to have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are evaluating the impact of the transition from LIBOR to alternative reference rates but do not expect a significant impact to our consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

Recently Adopted Accounting Standards

On January 1, 2021, we adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740),” which modified certain technical guidelines for accounting for income taxes. The adoption of ASU 2019-12 did not result in a material change to our consolidated financial statements.

2. Supplemental Balance Sheet Information

Leasehold improvements, property and equipment, net were as follows:

	December 31,
	2021	2020
Land	$12,943	$12,943
Leasehold improvements and buildings	2,094,227	1,921,371
Furniture and fixtures	222,774	198,387
Equipment	868,435	755,003
Construction in Progress	107,222	76,317
Leasehold improvements, property and equipment, gross	3,305,601	2,964,021
Accumulated depreciation	(1,536,323)	(1,379,710)
Leasehold improvements, property and equipment, net	$1,769,278	$1,584,311

Accrued payroll and benefits were as follows:

	December 31,
	2021	2020
Workers' compensation liability	$27,456	$27,630
Accrued payroll and bonuses	107,799	79,702
Accrued employer payroll taxes, deferred pursuant to the CARES Act	-	70,812
Other accrued payroll and benefits	27,150	24,910
Accrued payroll and benefits	$162,405	$203,054

Accrued liabilities were as follows:

	December 31,
	2021	2020
Sales and use tax payable	$32,004	$26,419
Legal reserve liability	48,098	51,214
Other accrued liabilities	92,950	87,016
Accrued liabilities	$173,052	$164,649

3. Revenue Recognition

Gift Cards

The gift card liability included in unearned revenue on the consolidated balance sheets was as follows:

	December 31,
	2021	2020
Gift card liability	$130,779	$105,413

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Year ended December 31,
	2021	2020	2019
Revenue recognized from gift card liability balance at the beginning of the year	$48,605	$39,612	$37,386

Chipotle Rewards

Changes in our Chipotle Rewards liability included in unearned revenue on the consolidated balance sheets were as follows:

	Year ended December 31,
	2021	2020	2019
Chipotle Rewards liability, beginning balance	$22,337	$10,584	$-
Revenue deferred	106,759	87,259	44,666
Revenue recognized	(103,524)	(75,506)	(34,082)
Chipotle Rewards liability, ending balance	$25,572	$22,337	$10,584

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

Held-to-Maturity Investments

U.S. Treasury Securities

As of December 31, 2021, we held $501,288 of U.S. Treasury securities with maturities of up to 24 months, of which $260,945 mature within one year. As of December 31, 2020, we held $445,944 of U.S. Treasury securities with maturities of up to 16 months, of which $343,616 matured within one year. Our investments in U.S. Treasury securities are held at amortized cost. The fair value of our held-to-maturity U.S. Treasury security investments is measured using Level 1 inputs (quoted prices for identical assets in active markets). For the years ended December 31, 2021 and 2020, the fair value of our securities were $500,172 and $445,828, respectively. We recognize a reserve for expected credit losses when lifetime credit losses are expected by management. As of December 31, 2021, management has concluded there is no risk of non-payment with respect to our U.S. Treasury security investments.

Corporate Debt Security

On September 30, 2021, we acquired a promissory note issued by a supplier in exchange for $18,000. The promissory note has a principal balance of $18,000 and bears interest at a rate equal to the 3-month U.S. dollar London Interbank Offered Rate (“LIBOR”) plus a fixed interest spread. Accrued interest is paid quarterly in arrears and principal is payable in accordance with an amortization schedule beginning on December 31, 2022. The promissory note matures on September 30, 2028. Our investment in the corporate debt security is held at amortized cost and approximates fair value as of December 31, 2021. As of December 31, 2021, we maintained a reserve of $423 for expected credit losses associated with the investment.

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

The following table summarizes our assets measured at fair value by hierarchy level on a nonrecurring basis:

		Carrying Value
		December 31,
	Level	2021	2020
Leasehold improvements, property and equipment, net	3	$1,041	$4,682
Operating lease assets	3	2,791	10,372
Total		$3,832	$15,054

Fair value of these assets was measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant. For the years ended December 31, 2021, 2020 and 2019 we recorded asset impairments related to restaurants and offices of $4,727, $16,683 and $2,897, respectively. Carrying value after the impairment charges approximates fair value.

Non-Marketable Equity Securities

On March 23, 2021, we acquired 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”) in exchange for cash consideration of $10,000. Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. We have elected to measure our investment in the non-marketable equity securities of Nuro at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

In November 2021, Nuro completed a Series D financing round. With respect to our Series C Preferred Stock of Nuro, we concluded that this transaction represented an observable price change in an orderly transaction for a similar investment of the same issuer. Accordingly, we recognized a gain of $5,968 relating to the increase in fair value of our investment in Nuro, within interest and other income on the consolidated statement of income for the year ended December 31, 2021.

Equity Method Investment

On April 16, 2020, we acquired approximately 10% of the common stock of a supplier in exchange for cash consideration of $7,500. On August 6, 2020, we acquired an additional 3.2% of the common stock of the same supplier in exchange for cash consideration of $2,500. As of December 31, 2021, we own approximately 12.7% of the supplier’s common stock and have invested total cash consideration of $10,000. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. The investment is included within other assets on the consolidated balance sheets with a carrying value of $9,251 and $9,529 as of December 31, 2021 and 2020, respectively. There were no impairment charges in 2021 or 2020 associated with this equity method investment. Refer to Note 14. “Related Party Transactions” for related party disclosures.

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

Corporate restructuring costs consist of the following:

	Year ended December 31,
	2021	2020	2019
Employee severance and other employee transition costs(1)	$-	$303	$1,768
Recruitment and relocation costs(1)	449	874	6,231
Office asset impairment and other office closure costs(2)	-	-	1,719
Third-party and other costs(1)	4,964	5,222	4,324
Stock-based compensation(1)	-	-	134
Total corporate restructuring costs	$5,413	$6,399	$14,176

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

6. Income Taxes

Income before income taxes, classified by source of income, was as follows:

	Year ended December 31,
	2021	2020	2019
Domestic	$818,057	$311,021	$465,253
Foreign	(5,294)	(17,240)	(6,968)
Income before income taxes	$812,763	$293,781	$458,285

The components of the benefit/(provision) for income taxes were as follows:

	Year ended December 31,
	2021	2020	2019
Current tax:
U.S. Federal	$(156,447)	$204,063	$(57,020)
U.S. State	(15,351)	(32,684)	(20,499)
Foreign	(338)	(1,044)	(646)
	(172,136)	170,335	(78,165)
Deferred tax:
U.S. Federal	33,004	(120,066)	(27,231)
U.S. State	(20,404)	11,507	(2,740)
Foreign	7,229	7,158	2,685
	19,829	(101,401)	(27,286)
Valuation allowance	(7,472)	(6,949)	(2,676)
Benefit/(provision) for income taxes	$(159,779)	$61,985	$(108,127)

The effective tax rate differs from the statutory tax rates as follows:

	Year ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of related federal income tax benefit	3.5	4.2	4.1
Federal credits	(1.6)	(3.5)	(1.7)
Executive compensation disallowed	2.9	2.9	2.0
Meals and entertainment	-	0.1	0.1
Enhanced deduction for food donation	-	(0.1)	-
Valuation allowance	0.3	1.6	0.5
Other	-	1.8	0.8
Return to provision and other discrete items	0.1	2.1	0.1
Equity compensation related adjustments	(4.7)	(13.5)	(3.3)
Federal net operating loss	(1.8)	(37.7)	-
Effective income tax rate	19.7%	(21.1)%	23.6%

The effective tax rate for the year ended December 31, 2021, was higher than the effective tax rate for the year ended December 31, 2020, primarily due to fewer net excess benefits generated from a federal net operating loss (“NOL”) and the proportionality of excess tax benefits related to option exercises and equity vesting relative to profit before tax in each respective year. This is partially offset by a net reduction in tax expense mostly related to the write-off of uncertain tax position reserves.

The components of the deferred income tax assets and liabilities for continuing operations were as follows:

	December 31,
	2021	2020
Deferred income tax liability:
Leasehold improvements, property and equipment, net	$279,586	$298,225
Goodwill and other assets	1,728	1,628
Prepaid assets and other	106	(350)
Operating lease assets	851,324	752,864
Total deferred income tax liability	1,132,744	1,052,367
Deferred income tax asset:
Gift card liability	9,699	3,849
Capitalized transaction costs	324	324
Stock-based compensation and other employee benefits	45,261	34,709
Foreign net operating loss carry-forwards	27,446	21,598
State credits	3,595	4,452
Operating lease liabilities	909,528	812,699
Allowances, reserves and other	24,179	25,981
State net operating loss carry-forwards	1,568	22,482
Valuation allowance	(30,621)	(23,149)
Total deferred income tax asset	990,979	902,945
Deferred income tax liabilities	$141,765	$149,422

Gross foreign NOLs were $108,324 and $98,710 for the year ended December 31, 2021 and 2020, respectively. Our foreign NOLs can be carried forward indefinitely.

Gross state NOLs available across all jurisdictions in which we operate were $50,467 and $340,259 as of December 31, 2021 and 2020, respectively. Our state NOLs expire over varying intervals in the future.

We had gross valuation allowances against certain foreign deferred tax assets of $119,741 and $104,820 as of December 31, 2021 and 2020, respectively. The increase in the valuation allowance was primarily due to the recording of a valuation allowance on various foreign tax attributes.

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits was as follows:

	Year ended December 31,
	2021	2020	2019
Beginning of year	$10,859	$15,028	$9,360
(Decrease)/Increase resulting from prior year tax position	(151)	(2,853)	5,855
Increase resulting from current year tax position	1,387	1,870	758
Settlements with taxing authorities	-	-	(736)
Lapsing of statutes of limitations	(6,833)	(3,186)	(209)
End of year	$5,262	$10,859	$15,028

Interest expense related to uncertain tax positions is recognized in interest and other income, net on the consolidated statements of income. Penalties related to uncertain tax positions are recognized in benefit/(provision) for income taxes on the consolidated statements of income. For the years ended December 31, 2021, 2020 and 2019, we recognized $180, $554 and $1,853, respectively, in interest expense related to uncertain tax positions. These are gross amounts before any tax benefits and are included in other liabilities on the consolidated balance sheets. As of December 31, 2021 and 2020, we have accrued interest of $356 and $2,185, respectively.

We are no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2017. For the majority of states where we have a significant presence, we are no longer subject to tax examinations by tax authorities for tax years before 2017. Currently, we expect expirations of statutes of limitations, excluding indemnified amounts, on reserves of approximately $826 within the next twelve months.

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

In connection with the CARES Act, we carried back the federal NOL generated in 2020 to tax years 2015-2017 when the corporate federal income tax rate was 35%. As a result, for the year ended December 31, 2021 and December 31, 2020, we recorded an income tax benefit of $14,431 and $110,765 respectively, due to the federal income tax rate differential in 2020 of 21% versus 2015-2017 of 35%.

The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. We elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020, of $70,812 and early remitted all deferred amounts to the IRS during the year ended December 31, 2021.

The CARES Act provided refundable employee retention credits, which could be used to offset payroll tax liabilities. For the year ended December 31, 2020, we recorded a benefit of $3,403, which primarily offsets payroll tax expense. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through December 31, 2021. During the year ended December 31, 2021, we recorded an employee retention credit of $11,445 which primarily offset payroll tax expense.

7. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. As of December 31, 2021, we had $240,871 authorized for repurchasing shares of our common stock, which includes the $200,000 additional authorization approved by our Board of Directors and announced on February 8, 2022. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.

During the years ended December 31, 2021, 2020, and 2019, shares of common stock at a total cost of $79,870, $48,555, and $10,420, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

8. Stock-Based Compensation

Pursuant to the 2011 Incentive Plan, we grant stock options, SOSARs, restricted stock units (“RSUs”), or performance and/or market based restricted stock units (“PSUs”) to employees and non-employee directors. We issue shares of common stock upon the exercise of SOSARs and the vesting of RSUs and PSUs.

Under the 2011 Incentive Plan, 6,830 shares of common stock have been authorized and reserved for issuance to eligible participants, of which 2,141 shares were authorized for issuance but not issued or subject to outstanding awards as of December 31, 2021. For purposes of calculating the available shares remaining, each share issuable pursuant to outstanding full value awards, such as RSUs and PSUs, counts as two shares, and each share underlying a stock option or SOSAR count as one share.

The following table sets forth total stock-based compensation expense:

	Year ended December 31,
	2021	2020	2019
Stock-based compensation	$178,703	$84,463	$92,062
Stock-based compensation, net of income taxes	$159,972	$69,904	$73,866
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the consolidated balance sheets	$2,311	$1,837	$666
Excess tax benefit on stock-based compensation recognized in benefit/(provision) for income taxes on the consolidated statements of income	$47,958	$49,690	$16,203

SOSARs

A summary of SOSAR activity was as follows (in thousands, except years and per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	748	$533.71		$637,905
Granted	82	1,510.79
Exercised	(446)	448.02
Forfeited or cancelled	(20)	913.86
Outstanding, December 31, 2021	364	838.62	4.7	331,352
Exercisable, December 31, 2021	100	473.64	3.4	127,918
Vested and expected to vest, December 31, 2021	353	823.91	4.6	326,444

The total intrinsic value of SOSARs exercised during the years ended December 31, 2021, 2020, and 2019, was $498,399, $236,573, and $219,984, respectively. Unrecognized stock-based compensation expense for SOSARs as of December 31, 2021 was $23,115 and is expected to be recognized over a weighted average period of 1.5 years. SOSARs expire 7 years after the day they were granted.

The weighted average assumptions utilized in the Black-Scholes option-pricing model to estimate the fair value of SOSARs granted each year were as follows:

	2021	2020	2019
Risk-free interest rate	0.3%	1.3%	2.4%
Expected life (years)	3.7	3.8	3.9
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	35.2%	32.4%	34.7%
Weighted-average Black-Scholes fair value per share at date of grant	$403.01	$231.52	$176.79

The risk-free interest rate is based on U.S. Treasury rates for instruments with similar terms, and the expected life assumption is based on our historical data. We have not paid dividends to date and do not plan to pay dividends in the near future. The volatility assumption is based on our historical data and implied volatility.

Non-Vested Stock Awards (RSUs)

A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2021	92	$631.66
Granted	25	1,492.15
Vested	(50)	497.97
Forfeited or cancelled	(9)	1,021.45
Outstanding, December 31, 2021	58	1,064.67
Vested and expected to vest, December 31, 2021	53	1,042.33

The weighted average grant date fair value per RSU granted during the years ended December 31, 2020 and 2019, was $905.96 and $627.94, respectively. Unrecognized stock-based compensation expense for non-vested RSU stock awards we have determined are probable of vesting was $21,600 as of December 31, 2021, and is expected to be recognized over a weighted average period of 1.5 years. The fair value of shares earned as of the vesting date during the years ended December 31, 2021, 2020, and 2019, was $73,540, $47,649, and $27,197, respectively.

Non-Vested Performance Stock Awards (PSUs)

A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2021 (1)	150	$846.22
Granted	18	1,479.55
Vested	(62)	891.17
Expired	(1)	946.17
Outstanding, December 31, 2021	105	928.28
Vested and expected to vest, December 31, 2021	229	880.99

(1)The beginning outstanding balance includes the shares issued through the modification of the 2018 Performance Share Awards which was completed on December 30, 2020. This amount was not included in the table above in the 2020 Form 10-K and instead was discussed in a separate paragraph.

The weighted average fair value per PSU granted during the years ended December 31, 2020 and 2019, was $853.03 and $583.13, respectively. The Unrecognized stock-based compensation expense for non-vested PSU stock awards we have determined are probable of vesting was $69,203 as of December 31, 2021, and is expected to be recognized over a weighted average period of 1.7 years. The fair value of shares earned as of the vesting date during the years ended December 31, 2021, 2020, and 2019, was $97,496, $60,081, and $0, respectively.

During the year ended December 31, 2021, we awarded performance share awards that are subject to service, market, and performance vesting conditions. The quantity of shares that will vest will range from 0% to 300% of the target number of shares based on performance factors related to our growth in comparable restaurant sales and average restaurant margin over a three year period beginning on January 1, 2021. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3-year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of the grant.

During the year ended December 31, 2020, we awarded performance share awards that are subject to service, market, and performance vesting conditions. The quantity of shares that will vest will range from 0% to 300% of the target number of shares based on performance factors related to our growth in comparable restaurant sales and average restaurant margin over a three year period beginning on January 1, 2020. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3-year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of the grant.

During the year ended December 31, 2019, we awarded two types of performance share awards that are subject to service and performance vesting conditions. The quantity of shares that will vest range from 0% to 300% of the targeted number of shares for both awards. The first award, consisting of 33 shares, will vest based on our growth in comparable restaurant sales and average restaurant margin over a three year period beginning on January 1, 2019. The second award, consisting of 13 shares, will vest based on performance conditions based on achievement of certain targets related to digital sales, general and administrative expenses as a percentage of total revenue, and successful completion of a defined number of strategic initiatives in 2019 and 2020. These awards will vest 40% on the third anniversary of the grant date and 60% on the fourth anniversary of the grant date provided required service is completed through these dates.

The information contained in this paragraph describing the modification of the 2018 Performance Share Awards is included in the PSU table above. On December 30, 2020, due to the impact that the COVID-19 pandemic had on the growth in comparable restaurant sales and restaurant margin relative to the trajectory of both of these performance factors prior to the pandemic, and also due to the significant shareholder value created over the performance period of the original award, the Compensation Committee of the Board of Directors modified the 2018 PSU award. This modification pertained to all seven recipients of this award, and resulted in incremental compensation expense of $71,441, of which $63,050 was recognized during the year ended December 31, 2021, and $8,391 remains unamortized as of December 31, 2021. To receive all incremental shares generated through the modification, the employees must remain employed through December 31, 2022, and the incremental shares will vest in four installments over this period. The first two installments of the modification vested during 2021, which included the vesting of 33 PSUs. The remaining expense will be recognized over this requisite service period of 12 months. The incremental compensation cost is calculated by multiplying the number of incremental shares generated though the modification by the stock price on the modification date. The stock price on the modification date of December 30, 2020 was $1,374.17.

9. Employee Benefit Plans

Defined Contribution Plan—We maintain the Chipotle Mexican Grill 401(k) Plan (“401(k) Plan”) for eligible U.S.-based employees. The 401(k) Plan allows participants to make cash contributions from payroll deductions. Employees become eligible to receive matching contributions after one year, and at least 1,000 hours, of service with Chipotle. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed each pay period (with an annual true-up) through cash contributions. For the years ended December 31, 2021, 2020, and 2019, matching contributions totaled approximately $10,527, $8,490 and $6,968, respectively and are included in general and administrative expenses on the consolidated statements of income. Certain subsidiaries outside the U.S. also offer other similar benefits and are immaterial to the consolidated statements of income.

Deferred Compensation Plan—We also maintain the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) for eligible employees. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total obligations under the Deferred Plan as of December 31, 2021 and 2020, were $19,330 and $15,296, respectively, and are included in other liabilities on the consolidated balance sheets and was fully funded as of December 31, 2021. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached.

The following table summarizes estimated current and long-term material cash requirements for our deferred compensation plan as of December 31, 2021:

	Payments Due by Fiscal Year
	Total	2022	2023-2024	2025-2026	Thereafter
Deferred compensation(1)	$19,330	$3,797	$4,640	$4,265	$6,628

(1) Includes scheduled payments from our deferred compensation plan where payment dates are determinable for employed participants in accordance with the account’s election, and the assumption that active participants will retire at the age of 65 and begin distributions from their accounts at that time. This does not include future contributions, investment earnings, or future participants. Timing and amounts of payments may vary significantly.

We have elected to fund our deferred compensation obligation through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their Deferred Plan accounts, which are designated as trading securities, carried at fair value, and are included in other assets on the consolidated balance sheets. Fair value of rabbi trust investments in mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $19,330 and $15,296 as of December 31, 2021 and 2020, respectively. We record trading gains and losses in general and administrative expenses on the consolidated statements of income, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan.

Employee Stock Purchase Plan—We also offer an employee stock purchase plan (“ESPP”). Employees become eligible to participate after one year of service with Chipotle and may contribute up to 15% of their base earnings, subject to an annual maximum dollar amount, toward the monthly purchase of our common stock. The purchase price is 95% of the fair market value of the stock on the last trading date of the monthly exercise period. Under the ESPP, 250 shares of common stock have been authorized and reserved for issuances to eligible employees, of which 245 represent shares that were authorized for issuance but not issued as of December 31, 2021. For the years ended December 31, 2021, 2020, and 2019, the number of shares issued each year under the ESPP were less than one.

10. Leases

The weighted average remaining lease term and discount rate were as follows:

	December 31,	December 31,
	2021	2020
Weighted average remaining lease term (years)	13.8	13.4
Weighted average discount rate	4.56%	4.92%

The components of lease cost were as follows:

		Year ended December 31,
	Classification	2021	2020	2019
Operating lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	$364,314	$333,878	$308,586
Short-term lease cost	Other operating costs	256	36	3,238
Variable lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	92,145	37,860	36,828
Sublease income	General and administrative expenses	(4,930)	(3,588)	(3,385)
Total lease cost		$451,785	$368,186	$345,267

Supplemental disclosures of cash flow information related to leases were as follows:

	Year ended December 31,
	2021	2020	2019
Cash paid for operating lease liabilities	$359,391	$316,249	$295,113
Operating lease assets obtained in exchange for operating lease liabilities(1)	$577,273	$484,888	$2,702,778
Derecognition of operating lease assets due to terminations or impairment	$5,765	$20,242	$17,740

(1)Amounts for the year ended December 31, 2019, include the transition adjustment for the adoption of Topic 842 discussed in Note 1. “Description of Business and Summary of Significant Accounting Policies” on Annual Report on Form 10-K for the year ended December 31, 2019.

Maturities of lease liabilities were as follows as of December 31, 2021:

Operating Leases
2022	$347,399
2023	377,064
2024	367,618
2025	359,687
2026	351,393
Thereafter	2,973,135
Total lease payments	4,776,296
Less: imputed interest	1,255,982
Operating lease liabilities (Current and Long-Term)	$3,520,314

As of December 31, 2021, the total lease payments include $2,321,456 related to options to extend lease terms that are reasonably certain of being exercised, and exclude approximately $289,840 of legally binding lease payments for leases signed but not yet commenced and $20,132 of future sublease income.

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. In 2020 and 2021, we received non-substantial concessions from certain landlords in the form of rent deferrals and abatements related to the COVID-19 pandemic. We have elected to not account for these rent concessions as lease modifications. The recognition of rent concessions did not have a material impact on our consolidated financial statements as of December 31, 2021.

We have six sale and leaseback transactions, which do not qualify for sale leaseback accounting due to fixed price renewal options prohibiting sale accounting. These transactions are accounted for under the financing method. Under the financing method, the assets remain on the consolidated balance sheets and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $1,515 and $1,845 as of December 31, 2021, and 2020, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities on the consolidated balance sheets.

11. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Year ended December 31,
	2021	2020	2019
Net income	$652,984	$355,766	$350,158
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	28,132	27,917	27,740
Dilutive stock awards	379	499	555
Weighted-average number of common shares outstanding (for diluted calculation)	28,511	28,416	28,295
Basic earnings per share	$23.21	$12.74	$12.62
Diluted earnings per share	$22.90	$12.52	$12.38

The following stock awards were excluded from the calculation of diluted earnings per share:

	Year ended December 31,
	2021	2020	2019
Stock awards subject to performance conditions	66	87	81
Stock awards that were antidilutive	34	57	139
Total stock awards excluded from diluted earnings per share	100	144	220

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

Litigation

New York Legal Proceedings

As reported in our previous SEC filings, on September 10, 2019, the New York City Department of Consumer and Worker Protection (“DCWP”) filed a complaint in the City of New York Office of Administrative Trials and Hearings alleging violations at five Chipotle restaurants of New York City’s Fair Work Week law (“FWW”) and Earned Safe and Sick Time Act (“ESTA”) between November 2017 and September 2019. On April 28, 2021, DCWP amended the complaint to cover purported violations of FWW and ESTA at substantially all Chipotle restaurants in New York City, through the date the amended complaint was filed. Chipotle and the DCWP have engaged in mediation proceedings, which are ongoing. In the event the parties are not able to resolve the matter, Chipotle intends to vigorously defend against the allegations. During the three months ended December 31, 2021, we accrued a liability that represents the total estimated amount we expect to pay to settle this matter. We do not expect any additional losses above the amount accrued to be material to our consolidated financial statements.

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

Accrual for Estimated Liability

In relation to various legal matters as of December 31, 2021, we had an accrued legal liability balance of $48,098 included within accrued liabilities on the consolidated balance sheet. Included in this amount is the accrued loss for the DCWP legal matter discussed above.

13. Debt

On May 8, 2020, we entered into a $600,000 revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as administrative agent. On April 13, 2021, we terminated this facility, which we did not borrow on over the period of which it was active, and entered into a new 5-year $500,000 revolving credit facility, with JPMorgan as administrative agent. Borrowings on the new credit facility bear interest at a rate equal to LIBOR plus 1.375%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and are in compliance with all covenants as of December 31, 2021.

14. Related Party Transactions

In April 2020, we acquired common stock of a supplier. As of December 31, 2021, we owned approximately 12.7% of the common stock outstanding of a supplier. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified the supplier as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the years ended December 31, 2021 and 2020, purchases from the supplier were $29,400 and $11,931.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2021, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chipotle Mexican Grill, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chipotle Mexican Grill, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 11, 2022 expressed an unqualified opinion thereon.

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

February 11, 2022

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2021.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2021.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2021.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2021.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2021.

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

3. Exhibits

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	May 21, 2021	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
4.2	Description of Chipotle Securities	10-K	001-32731	February 5, 2020	4.2
10.1†	Form of 2019 Performance Share Unit Agreement	10-Q	001-32731	April 25, 2019	10.1
10.2†	Form of 2019 Transformation Performance Share Unit Agreement (1)	10-K	001-32731	February 10, 2020	10.2
10.3†	Change in Control Severance Plan, effective June 1, 2019	10-Q	001-32731	July 24, 2019	10.1
10.4†	Form of Participation and Restrictive Covenant Agreement for Change in Control Severance Plan	10-Q	001-32731	July 24, 2019	10.2
10.5†	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	8-K	001-32731	May 24, 2018	10.1
10.6†	Form of 2016 Stock Appreciation Rights Agreement	10-Q	001-32731	April 27, 2016	10.1
10.7†	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders	10-K	001-32731	March 17, 2006	10.6
10.8†	Supplemental Deferred Investment Plan	10-Q	001-32731	July 27, 2018	10.3
10.9†	Form of Director and Officer Indemnification Agreement	8-K	001-32731	March 21, 2007	10.1
10.10†	Offer Letter, dated February 11, 2018, between Brian R. Niccol and Chipotle Mexican Grill, Inc.	8-K	001-32731	February 15, 2018	10.1
10.11†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan	10-K	001-32731	February 10, 2012	10.11
10.12†	Non-Plan Inducement SOSARs Agreement between Brian R. Niccol and Chipotle Mexican Grill, Inc.	S-8	33-223467	March 6, 2018	4.3
10.13†	Non-Plan Inducement RSUs Agreement between Brian R. Niccol and Chipotle Mexican Grill, Inc.	S-8	33-223467	March 6, 2018	4.4
10.14	Investor Agreement dated December 14, 2016 between Chipotle Mexican Grill, Inc. and Pershing Square Capital Management, L.P.	8-K	001-32731	December 19, 2016	10.1
10.15	Registration Rights Agreement dated February 3, 2017, between Chipotle Mexican Grill, Inc. and Pershing Square Capital Management, L.P.	10-K	001-32731	February 7, 2017	10.11
10.16†	Form of 2018 CEO SOSARs Agreement	8-K/A	001-32731	April 3, 2018	10.2
10.17†	Executive Agreement dated May 29, 2017 between Chipotle Mexican Grill, Inc. and Scott Boatwright	8-K	001-32731	September 15, 2017	10.1
10.18†	Form of 2018 Premium-priced SOSARs Agreement	8-K/A	001-32731	April 3, 2018	10.3

10.19†	Executive Chairman Agreement dated November 28, 2017 between Chipotle Mexican Grill, Inc. and Steve Ells	8-K	001-32731	December 1, 2017	10.1
10.20†	Offer Letter, dated March 9, 2018, between Christopher Brandt and Chipotle Mexican Grill, Inc.	10-Q	001-32731	April 26, 2018	10.13
10.21†	Form of 2018 Stock Appreciation Rights Agreement	10-Q	001-32731	April 26, 2018	10.14
10.22†	Form of 2021 Director Restricted Stock Unit Agreement	10-Q	001-32731	July 23, 2021	10.2
10.23†	Amendment No. 1 dated March 5, 2020 to the Executive Chairman Agreement dated November 28, 2017 between Chipotle Mexican Grill, Inc. and Steve Ells	10-Q	001-32731	April 29, 2020	10.1
10.24†	Deferred Prosecution Agreement dated April 20, 2020 between Chipotle Mexican Grill, Inc. and the United States Attorney’s Office for the Central District of California and the United States Department of Justice’s Consumer Protection Branch	8-K	001-32731	April 21, 2020	10.1
10.25	Revolving Credit Agreement dated April 13, 2021, among Chipotle Mexican Grill, Inc. and JPMorgan Chase Bank, N.A., Administrative Agent, and other lenders party to the Agreement	8-K	001-32731	April 16, 2021	10.1
10.26	Director Compensation Program and Stock Ownership Guidelines (revised May 18, 2021)	10-Q	001-32731	July 23, 2021	10.1
10.27†	Form of 2020 Performance Share Agreement	10-K	001-32731	February 10, 2021	10.34
10.28†	Form of 2020 Restricted Stock Units Agreement	10-K	001-32731	February 10, 2021	10.35
10.29†	Form of 2020 Stock Appreciation Rights Agreement	10-K	001-32731	February 10, 2021	10.36
10.30†	Form of 2021 Performance Share Unit Agreement	10-Q	001-32731	April 29, 2021	10.2
10.31†	Form of Amended and Restated 2018 Performance Share Unit Agreement	10-Q	001-32731	April 29, 2021	10.3
21.1	Subsidiaries of Chipotle Mexican Grill, Inc.	-	-	-	-	X
23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.)	-	-	-	-	X
24.1	Power of Attorney (included on signature page of this report)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

Date: February 11, 2022

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

Signature	Date	Title

/s/ BRIAN NICCOL	February 11, 2022	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Brian Niccol
/s/ JOHN R. HARTUNG	February 11, 2022	Chief Financial Officer (principal financial and accounting officer)
John R. Hartung
/s/ ALBERT S. BALDOCCHI	February 11, 2022	Director
Albert S. Baldocchi
/s/ MATTHEW A. CAREY	February 11, 2022	Director
Matthew A. Carey
/s/ GREGG L. ENGLES	February 11, 2022	Director
Gregg L. Engles
/s/ PATRICIA FILI-KRUSHEL	February 11, 2022	Director
Patricia Fili-Krushel
/s/ NEIL W. FLANZRAICH	February 11, 2022	Director
Neil W. Flanzraich
/s/ MAURICIO GUTIERREZ	February 11, 2022	Director
Mauricio Gutierrez
/s/ ROBIN S. HICKENLOOPER	February 11, 2022	Director
Robin S. Hickenlooper
/s/ SCOTT MAW	February 11, 2022	Director
Scott Maw
/s/ ALI NAMVAR	February 11, 2022	Director
Ai Namvar
/s/ MARY A. WINSTON	February 11, 2022	Director
Mary A. Winston