Form 10-Q
period 2022-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2022-04-28
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 25, 2022, there were 27,962,448 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$615,863	$815,374
Accounts receivable, net	89,295	99,599
Inventory	29,852	32,826
Prepaid expenses and other current assets	70,403	78,756
Income tax receivable	50,701	94,064
Investments	240,379	260,945
Total current assets	1,096,493	1,381,564
Leasehold improvements, property and equipment, net	1,779,521	1,769,278
Long-term investments	333,088	274,311
Restricted cash	30,872	30,856
Operating lease assets	3,147,061	3,118,294
Other assets	58,283	56,716
Goodwill	21,939	21,939
Total assets	$6,467,257	$6,652,958
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$168,905	$163,161
Accrued payroll and benefits	172,454	162,405
Accrued liabilities	136,655	173,052
Unearned revenue	132,421	156,351
Current operating lease liabilities	223,303	218,713
Total current liabilities	833,738	873,682
Commitments and contingencies (Note 10)
Long-term operating lease liabilities	3,331,319	3,301,601
Deferred income tax liabilities	127,729	141,765
Other liabilities	40,511	38,536
Total liabilities	4,333,297	4,355,584
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 37,266 and 37,132 shares issued as of March 31, 2022 and December 31, 2021, respectively	373	371
Additional paid-in capital	1,753,328	1,729,312
Treasury stock, at cost, 9,282 and 9,052 common shares as of March 31, 2022 and December 31, 2021, respectively	(3,702,023)	(3,356,102)
Accumulated other comprehensive loss	(5,159)	(5,354)
Retained earnings	4,087,441	3,929,147
Total shareholders' equity	2,133,960	2,297,374
Total liabilities and shareholders' equity	$6,467,257	$6,652,958

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2022	2021
Food and beverage revenue	$1,998,956	$1,715,990
Delivery service revenue	21,583	25,585
Total revenue	2,020,539	1,741,575
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	626,926	522,671
Labor	531,940	433,669
Occupancy	112,032	101,769
Other operating costs	330,695	294,710
General and administrative expenses	147,402	155,103
Depreciation and amortization	71,665	63,122
Pre-opening costs	5,348	3,421
Impairment, closure costs, and asset disposals	4,310	5,668
Total operating expenses	1,830,318	1,580,133
Income from operations	190,221	161,442
Interest and other income (expense), net	(213)	(2,168)
Income before income taxes	190,008	159,274
Provision for income taxes	(31,714)	(32,173)
Net income	$158,294	$127,101
Earnings per share:
Basic	$5.64	$4.52
Diluted	$5.59	$4.45
Weighted-average common shares outstanding:
Basic	28,043	28,125
Diluted	28,301	28,582
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	$195	$(263)
Comprehensive income	$158,489	$126,838

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	36,704	$367	$1,549,909	8,703	$(2,802,075)	$3,276,163	$(4,229)	$2,020,135
Stock-based compensation	-	-	55,960	-	-	-	-	55,960
Stock plan transactions and other	232	2	632	-	-	-	-	634
Acquisition of treasury stock	-	-	-	74	(106,036)	-	-	(106,036)
Net income	-	-	-	-	-	127,101	-	127,101
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(263)	(263)
Balance, March 31, 2021	36,936	$369	$1,606,501	8,777	$(2,908,111)	$3,403,264	$(4,492)	$2,097,531

Balance, December 31, 2021	37,132	$371	$1,729,312	9,052	$(3,356,102)	$3,929,147	$(5,354)	$2,297,374
Stock-based compensation	-	-	24,077	-	-	-	-	24,077
Stock plan transactions and other	134	2	(61)	-	-	-	-	(59)
Acquisition of treasury stock	-	-	-	230	(345,921)	-	-	(345,921)
Net income	-	-	-	-	-	158,294	-	158,294
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	195	195
Balance, March 31, 2022	37,266	$373	$1,753,328	9,282	$(3,702,023)	$4,087,441	$(5,159)	$2,133,960

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2022	2021
Operating activities
Net income	$158,294	$127,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,665	63,122
Deferred income tax provision	(14,024)	(13,482)
Impairment, closure costs, and asset disposals	4,265	4,937
Provision for credit losses	(918)	(275)
Stock-based compensation expense	23,590	55,390
Other	(998)	2,180
Changes in operating assets and liabilities:
Accounts receivable	10,394	32,175
Inventory	2,970	2,148
Prepaid expenses and other current assets	5,920	(8,756)
Operating lease assets	55,125	49,269
Other assets	(1,132)	(186)
Accounts payable	15,702	19,446
Accrued payroll and benefits	10,438	18,188
Accrued liabilities	(31,151)	(17,869)
Unearned revenue	(21,604)	(15,606)
Income tax payable/receivable	43,367	38,640
Operating lease liabilities	(49,596)	(50,902)
Other long-term liabilities	595	453
Net cash provided by operating activities	282,902	305,973
Investing activities
Purchases of leasehold improvements, property and equipment	(96,162)	(86,619)
Purchases of investments	(118,827)	(90,477)
Maturities of investments	81,923	60,593
Net cash used in investing activities	(133,066)	(116,503)
Financing activities
Acquisition of treasury stock	(263,308)	(57,229)
Tax withholding on stock-based compensation awards	(85,811)	(44,810)
Other financing activities	(359)	(221)
Net cash used in financing activities	(349,478)	(102,260)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	147	(407)
Net change in cash, cash equivalents, and restricted cash	(199,495)	86,803
Cash, cash equivalents, and restricted cash at beginning of period	846,230	635,836
Cash, cash equivalents, and restricted cash at end of period	$646,735	$722,639
Supplemental disclosures of cash flow information
Income taxes paid	$2,291	$6,909
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$52,802	$54,868
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$4,497	$3,997

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of March 31, 2022, we operated 3,014 restaurants including 2,964 Chipotle restaurants within the United States, 46 international Chipotle restaurants, and four Pizzeria Locale restaurants. Pizzeria Locale is a fast casual pizza concept that is owned and operated by a consolidated entity that we are an investor in. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

Certain prior-year amounts have been reclassified to conform to the current year presentation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

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

Recently Adopted Accounting Standards

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2021-10, “Disclosures by Business Entities about Government Assistance.” The ASU codifies new requirements to disclose information about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021. The adoption of ASU No. 2021-10 did not have a material impact to our consolidated financial statements.

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

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	March 31,	December 31,
	2022	2021
Gift card liability	$104,402	$130,779

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended
	March 31,
	2022	2021
Revenue recognized from gift card liability balance at the beginning of the year	$37,435	$30,866

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

We may also periodically offer promotions, which typically provide the customer with the opportunity to earn bonus points or other rewards. Earned rewards generally expire one month to two months after they are issued, and points generally expire if an account is inactive for a period of six months.

We defer revenue associated with the estimated selling price of points or rewards earned by customers as each point or reward is earned, net of points or rewards we do not expect to be redeemed. The estimated selling price of each point or reward earned is based on the estimated value of the product for which the reward is expected to be redeemed. Our estimate of points and rewards we expect to be redeemed is based on historical and other company specific data. The costs associated with rewards redeemed are primarily included in food, beverage, and packaging on our condensed consolidated statements of income and comprehensive income. We evaluate Chipotle Rewards point breakage annually, or more frequently as circumstances warrant.

We recognize loyalty revenue within food and beverage revenue on the condensed consolidated statements of income and comprehensive income when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our condensed consolidated balance sheets.

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended
	March 31,
	2022	2021
Chipotle Rewards liability, beginning balance	$25,572	$22,337
Revenue deferred	29,688	25,861
Revenue recognized	(27,241)	(24,273)
Chipotle Rewards liability, ending balance	$28,019	$23,925

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

Held-to-Maturity Investments

U.S. Treasury Securities

As of March 31, 2022, we held $539,499 of U.S. Treasury securities with maturities of up to 27 months, of which $240,379 mature within one year. As of December 31, 2021, we held $501,288 of U.S. Treasury securities with maturities of up to 24 months, of which $260,945 matured within one year. Our investments in U.S. Treasury securities are held at amortized cost. The fair value of our held-to-maturity U.S. Treasury security investments is measured using Level 1 inputs (quoted prices for identical assets in active markets). As of March 31, 2022 and December 31, 2021, the fair value of our securities were $532,510 and $500,172, respectively. We recognize a reserve for expected credit losses when lifetime credit losses are expected by management. As of March 31, 2022, management has concluded there is no risk of non-payment with respect to our U.S. Treasury security investments.

Corporate Debt Security

On September 30, 2021, we acquired a promissory note issued by a supplier in exchange for $18,000. The promissory note has a principal balance of $18,000 and bears interest at a rate equal to the 3-month U.S. dollar LIBOR plus a fixed interest spread. Accrued interest is paid quarterly in arrears and principal is payable in accordance with an amortization schedule beginning on December 31, 2022. The promissory note matures on September 30, 2028. Our investment in the corporate debt security is held at amortized cost. As of March 31, 2022, we maintained a reserve of $216 for expected credit losses associated with the investment. As of March 31, 2022, we determined the fair value of the investment to be $17,500. The fair value of the Corporate Debt Security is measured using Level 3 (unobservable) inputs. We determined the fair value using an internally-developed valuation model and unobservable inputs include credit and liquidity spreads and effective maturity.

Rabbi Trust

We maintain a rabbi trust to fund obligations under a deferred compensation plan. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their Deferred Plan accounts, which are designated as trading securities carried at fair value and are included in other assets on the condensed consolidated balance sheets. Fair value of rabbi trust investments in mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $20,803 and $19,330 as of March 31, 2022 and December 31, 2021, respectively. We record trading gains and losses, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan in general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, certain long-term investments, operating lease assets, other assets, and goodwill. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if there has been an observable price change of a non-marketable equity security.

The following table summarizes our assets measured at fair value by hierarchy level on a nonrecurring basis:

		Carrying Value
		March 31,
	Level	2022	2021
Leasehold improvements, property and equipment, net	3	$539	$1,087
Operating lease assets	3	400	566
Total		$939	$1,653

Fair value of these assets was measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant. During the three months ended March 31, 2022 and 2021, we recorded asset impairments related to restaurants and offices of $731 and $2,709, respectively. Carrying value after the impairment charges approximates fair value.

Non-Marketable Equity Securities

On March 23, 2021, we acquired 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”) in exchange for cash consideration of $10,000. Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. We have elected to measure our investment in the non-marketable equity securities of Nuro at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $15,968 as of March 31, 2022 and December 31, 2021.

Equity Method Investment

As of March 31, 2022, we owned approximately 12.7% of a supplier’s common stock and have invested total cash consideration of $10,000. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. The investment is included within other assets on the condensed consolidated balance sheets with a carrying value of $8,915 and $9,251 as of March 31, 2022 and December 31, 2021, respectively. There were no impairment charges for the three months ended March 31, 2022 or 2021 associated with this equity method investment. Refer to Note 12. “Related Party Transactions” for related party disclosures.

5. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. As of March 31, 2022, we had $280,766 authorized for repurchasing shares of our common stock, which includes the $300,000 additional authorization approved by our Board of Directors on March 4, 2022. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.

During the three months ended March 31, 2022, 55 shares of common stock at a total cost of $85,811 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

6. Stock-Based Compensation

For the three months ended March 31, 2022, we granted stock only stock appreciation rights (“SOSARs”) on 79 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $452.29 per share with a weighted-average exercise price of $1,578.00 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the three months ended March 31, 2022, 26 SOSARs were exercised, and 5 SOSARs were forfeited.

For the three months ended March 31, 2022, we granted restricted stock units (“RSUs”) on 27 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $1,578.00 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. For the three months ended March 31, 2022, 20 RSUs vested and 2 RSUs were forfeited.

For the three months ended March 31, 2022, we awarded performance share units (“PSUs”) on 21 shares of our common stock at target performance to eligible employees. These PSUs are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $1,578.00 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3 year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant. For the three months ended March 31, 2022, 47 PSUs vested, and 0 PSUs were forfeited.

On December 30, 2020, due to the impact that the novel coronavirus (COVID-19) pandemic had on the growth in comparable restaurant sales and restaurant margin relative to the trajectory of both of these performance factors prior to the pandemic, and also due to the significant shareholder value created over the three year performance period of the original award, the Compensation Committee of our Board of Directors modified the 2018 PSU award. This modification pertained to all seven recipients of this award, and resulted in an incremental compensation expense of $71,441, of which $2,756 was recognized during the three months ended March 31, 2022, compared to $24,366 recognized during the three months ended March 31, 2021. $5,635 remains unamortized as of March 31, 2022. The incremental compensation cost is calculated by multiplying the number of incremental shares generated through the modification by the stock price on the modification date. The stock price on the modification date of December 30, 2020 was $1,374.17.

Based on the terms of the modification, 29 PSUs vested on March 15, 2021, pursuant to the original performance condition of the 2018 PSU award. To receive all incremental shares generated through the modification, the recipients of this award must remain employed through December 31, 2022, and the incremental shares vest in four installments. The first two installments of the modification vested during 2021, which included the vesting of 33 PSU’s. The unamortized expense associated with the remaining two installments will be recognized over the remaining requisite service period of nine months.

The following table sets forth total stock-based compensation expense:

	Three months ended
	March 31,
	2022	2021
Stock-based compensation	$24,077	$55,960
Stock-based compensation, net of income taxes	$20,550	$50,465
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$487	$570
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income	$17,961	$15,025

.

7. Income Taxes

The effective income tax rate for the three months ended March 31, 2022, was 16.7%, a decrease from an effective income tax rate of 20.2% for the three months ended March 31, 2021. The decrease is due to an increase in tax benefits related to option exercises and equity vesting and, to a lesser extent, a reduction in nondeductible expenses and penalties.

8. Leases

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

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended
	March 31,
	2022	2021
Cash paid for operating lease liabilities	$94,550	$88,808
Operating lease assets obtained in exchange for operating lease liabilities	$88,996	$144,102
Derecognition of operating lease assets due to terminations or impairment	$6,297	$1,547

9. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended
	March 31,
	2022	2021
Net income	$158,294	$127,101
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	28,043	28,125
Dilutive stock awards	258	457
Weighted-average number of common shares outstanding (for diluted calculation)	28,301	28,582
Basic earnings per share	$5.64	$4.52
Diluted earnings per share	$5.59	$4.45

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended
	March 31,
	2022	2021
Stock awards subject to performance conditions	55	69
Stock awards that were antidilutive	142	48
Total stock awards excluded from diluted earnings per share	197	117

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

Other

We are involved in various claims and legal actions, such as wage and hour, wrongful termination and other employment-related claims, slip and fall and other personal injury claims, advertising and consumer claims, and lease, construction and other commercial disputes, that arise in the ordinary course of business, some of which may be covered by insurance. The outcomes of these actions are not predictable, but we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. However, if there is a significant increase in the number of these claims, or if we incur greater liabilities than we currently anticipate under one or more claims, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

Accrual for Estimated Liability

In relation to various legal matters as of March 31, 2022, we had an accrued legal liability balance of $25,375 included within accrued liabilities on the condensed consolidated balance sheet. Included in this amount is the accrued loss for the DCWP legal matter discussed above.

11. Debt

On April 13, 2021, we entered into a 5-year $500,000 revolving credit facility, with JPMorgan Chase Bank as administrative agent. Borrowings on the credit facility bear interest at a rate equal to LIBOR plus 1.375%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and are in compliance with all covenants as of March 31, 2022.

12. Related Party Transactions

As of March 31, 2022, we owned approximately 12.7% of the common stock outstanding of a supplier. As we are a significant customer of the supplier and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified the supplier as a related party. We purchase product from the supplier for sale to customers in our restaurants. Purchases from the supplier were $7,511 and $5,742 during the three months ended March 31, 2022 and March 31, 2021, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations, supply chain or liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the number of new restaurants we expect to open this year and our long-term opportunity to more than double the number of restaurants in North America, our expectation to generate positive cash flow for the foreseeable future, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” “remain confident” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic and its ultimate impact on our business; the ability of our third-party suppliers and business partners to fulfill their responsibilities and commitments; risks of food safety and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential failures or interruptions; privacy and potential cyber security incidents, including through our digital app; the impact of competition, including from sources outside the restaurant industry; the increasingly competitive labor market and changes in the availability and cost of labor; the financial impact of increasing our average hourly wage; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the availability of suitable new restaurant sites and the equipment needed to fully outfit new restaurants; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in consumers' perceptions of our brand, including as a result of actual or rumored food safety concerns or other negative publicity, decreased overall consumer spending (including but not limited to increasing inflation), or the inability to increase menu prices or realize the benefits of menu price increases; risks associated with our increased focus on our digital business, including risks arising from our reliance on third party delivery services; risks relating to litigation, including possible governmental actions related to food safety incidents and potential class action litigation regarding employment laws, advertising claims or other matters; and the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, and in other reports filed with the SEC.

As of March 31, 2022, we operated 2,964 Chipotle restaurants throughout the United States, 46 international Chipotle restaurants, and four non-Chipotle restaurants. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:

•Comparable restaurant sales

•Restaurant operating costs as a percentage of total revenue

•New restaurant openings

First Quarter 2022 Financial Highlights, year-over-year:

•Total revenue increased 16.0% to $2.0 billion

•Comparable restaurant sales increased 9.0%

•Diluted earnings per share was $5.59, a 25.6% increase from $4.45, which includes an $0.11 after-tax impact from expenses related to the 2018 performance share (“PSU”) COVID-19 related modification, corporate restructuring costs, restaurant asset impairment and closure costs, and certain legal proceedings.

Sales Trends. Comparable restaurant sales increased 9.0% for the three months ended March 31, 2022. The increase is primarily attributable to an increase in menu prices and, to a lesser extent, an increase in transaction count, partially offset by a decrease in group size from the continued resurgence of our in-restaurant business. We believe the strong recovery of in-restaurant sales, resilience in digital sales, as well as positive guest reception to our new menu items contributed to the revenue growth in the first quarter. Comparable restaurant sales and transactions represent the change in period-over-period sales or transactions for restaurants in operation for at least 13 full calendar months.

In-restaurant sales increased 33.1% in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to the relaxation of COVID-19 related restrictions across the country. In-restaurant sales represent food and beverage revenue generated on-premise and include revenue deferrals associated with Chipotle Rewards.

Digital sales represented 41.9% of food and beverage revenue for the three months ended March 31, 2022, compared to 49.1% for the three months ended March 31, 2021. The decrease in digital sales as a percentage of food and beverage revenue is a result of the increase of in-restaurant sales discussed above. Digital sales represent food and beverage revenue generated through the Chipotle website, Chipotle app or third-party delivery aggregators and includes revenue deferrals associated with Chipotle Rewards. We updated the definition of digital sales in the first quarter of 2022 to include revenue deferrals related to Chipotle Rewards. We made this change to allow for a reconciliation to total food and beverage revenue as we now present In-restaurant sales.

Restaurant Operating Costs. During the three months ended March 31, 2022, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) were 79.3% of total revenue, an increase from 77.7% during the three months ended March 31, 2021. The increase was primarily driven by higher labor expenses as a result of the national wage increase we implemented in the second quarter of 2021, higher food costs as a result of inflationary pressures and, to a lesser extent, increases in utilities due mainly to higher energy prices. These increases were partially offset by leverage from menu price increases and, to a lesser extent, lower delivery expenses.

Restaurant Development. For the three months ended March 31, 2022, we opened 51 new restaurants, which included 42 restaurants with a Chipotlane. The Chipotlane format continues to perform very well and is helping enhance guest access and convenience, as well as increase new restaurant sales, margins, and returns. We remain confident in the long-term opportunity to more than double the number of Chipotle restaurants in North America. We believe our strong financial position will allow us to build a robust new unit development pipeline.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	Three months ended
	March 31,
	2022	2021
Beginning of period	2,966	2,768
Chipotle openings	51	40
Chipotle permanent closures	(1)	(5)
Chipotle relocations	(2)	-
Total restaurants at end of period	3,014	2,803

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended
	March 31,		Percentage
	2022	2021	change
	(dollars in millions)
Food and beverage revenue	$1,999.0	$1,716.0	16.5%
Delivery service revenue	21.6	25.6	(15.6%)
Total revenue	$2,020.5	$1,741.6	16.0%
Average restaurant sales (1)	$2.7	$2.3	16.0%
Comparable restaurant sales increase	9.0%	17.2%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, were comparable restaurant sales increases and new restaurant openings. Total revenue increased due to comparable restaurant sales increases of $150.4 million and restaurants not yet in the comparable base of $128.8 million, of which $12.6 million was due to restaurants opened in 2022.

Food, Beverage and Packaging Costs

	Three months ended
	March 31,		Percentage
	2022	2021	change
	(dollars in millions)
Food, beverage and packaging	$626.9	$522.7	19.9%
As a percentage of total revenue	31.0%	30.0%	1.0%

Food, beverage and packaging costs increased as a percentage of total revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to inflation across the menu, primarily related to higher costs for beef, avocados, and paper. These increases were partially offset by the benefit of menu price increases.

Labor Costs

	Three months ended
	March 31,		Percentage
	2022	2021	change
	(dollars in millions)
Labor costs	$531.9	$433.7	22.7%
As a percentage of total revenue	26.3%	24.9%	1.4%

Labor costs increased as a percentage of total revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to restaurant wage increases implemented in the second quarter of 2021 and, to a lesser extent, employer related taxes associated with the wage increases. These increases were partially offset by leverage from menu price increases.

Occupancy Costs

	Three months ended
	March 31,		Percentage
	2022	2021	change
	(dollars in millions)
Occupancy costs	$112.0	$101.8	10.1%
As a percentage of total revenue	5.5%	5.8%	(0.3%)

Occupancy costs decreased as a percentage of total revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to leverage from menu price increases, partially offset by increased rent expense associated with new restaurants.

Other Operating Costs

	Three months ended
	March 31,		Percentage
	2022	2021	change
	(dollars in millions)
Other operating costs	$330.7	$294.7	12.2%
As a percentage of total revenue	16.4%	16.9%	(0.5%)

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, technology costs, and maintenance costs. Other operating costs decreased as a percentage of total revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to leverage from menu price increases and, to a lesser extent, lower delivery expenses. These decreases were partially offset by higher utilities, insurance, and technology costs.

General and Administrative Expenses

	Three months ended
	March 31,		Percentage
	2022	2021	change
	(dollars in millions)
General and administrative expense	$147.4	$155.1	(5.0%)
As a percentage of total revenue	7.3%	8.9%	(1.6%)

General and administrative expenses decreased in dollar terms for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $31.2 million decrease in stock-based compensation, mostly attributable to the December 2020 modification of 2018 performance awards related to COVID-19 in the prior year. This decrease was partially offset by increases of: $16.5 million primarily associated with the biennial All Managers’ Conference that was held in March 2022; $4.2 million of outside services expense related to corporate initiatives; and $3.7 million in employee wages primarily due to headcount growth.

Depreciation and Amortization

	Three months ended
	March 31,		Percentage
	2022	2021	change
	(dollars in millions)
Depreciation and amortization	$71.7	$63.1	13.5%
As a percentage of total revenue	3.5%	3.6%	(0.1%)

Depreciation and amortization decreased as a percentage of total revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to leverage from menu price increases, partially offset by depreciation expense associated with new restaurants.

Impairment, Closure Costs, and Asset Disposals

	Three months ended
	March 31,		Percentage
	2022	2021	change
	(dollars in millions)
Impairment, closure costs, and asset disposals	$4.3	$5.7	(24.0%)
As a percentage of total revenue	0.2%	0.3%	(0.1%)

Impairment, closure costs, and asset disposals decreased in dollar terms for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a comparison against elevated impairments of operating lease assets and leasehold improvements. These elevated impairments were primarily the result of the COVID-19 pandemic negatively impacting our near-term restaurant level cash flow forecasts.

Provision for Income Taxes

	Three months ended
	March 31,		Percentage
	2022	2021	change
	(dollars in millions)
Provision for income taxes	$(31.7)	$(32.2)	(1.4%)
Effective income tax rate	16.7%	20.2%	(3.5%)

The effective income tax rate for the three months ended March 31, 2022, was 16.7%, a decrease from an effective income tax rate of 20.2% for the three months ended March 31, 2021, due to an increase in excess tax benefits from option exercises and equity vesting and, to a lesser extent, a reduction in nondeductible expenses and penalties.

The effective tax rate for the three months ended March 31, 2022 of 16.7% is lower than our expected effective income tax rate for the full year 2022, primarily due to elevated excess tax benefits related to option exercises and equity vesting in the first quarter.

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

Liquidity and Capital Resources

As of March 31, 2022, we had a cash and marketable investments balance of $1.2 billion, excluding restricted cash of $30.9 million and non-marketable investments of $34.0 million. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of March 31, 2022, $280.8 million remained available for repurchases of shares of our common stock, which includes the $300.0 million additional authorization approved by our Board of Directors on March 4, 2022. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. Additionally, as of March 31, 2022, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.

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

Cash Flows

Cash provided by operating activities was $282.9 million for the three months ended March 31, 2022, compared to $306.0 million for the three months ended March 31, 2021. The decrease was primarily due to changes in working capital, which included higher payments of accrued expenses, as well as lower net collections in accounts receivable versus the comparable period.

Cash used in investing activities was $133.1 million for the three months ended March 31, 2022, compared to $116.5 million for the three months ended March 31, 2021. The change was primarily associated with increased capital expenditures of $9.5 million, primarily related to an increase in new restaurant openings versus the comparable period. We opened 51 new restaurants for the three months ended March 31, 2022 compared to 40 for the three months ended March 31, 2021.

Cash used in financing activities was $349.5 million for the three months ended March 31, 2022, compared to $102.3 million for the three months ended March 31, 2021. The change was primarily due to increased treasury stock repurchases of $206.1 million and, to a lesser extent, $41.0 million of elevated payments of tax withholdings related to stock compensation for the three months ended March 31, 2022. We temporarily suspended our stock repurchase program in March 2020 and resumed the program in February 2021.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We had no significant changes to our critical accounting estimates as described in our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices or based on changes in industry indices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of the COVID-19 outbreak or due to industry-wide shipping and freight delays.

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of March 31, 2022, we had $1.2 billion in cash and cash equivalents, current and long-term investments, and restricted cash, nearly all of which are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended March 31, 2022 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2022.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January		40,103	$1,495.77	40,103	$180,886,227
	Purchased 1/1 through 1/31
February		62,940	$1,509.15	62,940	$85,900,311
	Purchased 2/1 through 2/28
March(2)		71,494	$1,470.53	71,494	$280,766,395
	Purchased 3/1 through 3/31
Total		174,537	$1,490.25	174,537

(1) Shares were repurchased pursuant to repurchase programs announced on October 21, 2021, February 8, 2022, and April 26, 2022.

(2) The March total includes an additional $300.0 million in authorized repurchases approved on March 4, 2022 and announced April 26, 2022. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Form of 2022 Restricted Stock Unit Agreement	-	-	-	-	X
10.2†	Form of 2022 Stock Appreciation Rights Agreement	-	-	-	-	X
10.3†	Form of 2022 Performance Share Agreement	-	-	-	-	X
10.4†	Form of 2022 Stock Option Agreement (Canada)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

Date: April 28, 2022