Form 10-Q
period 2022-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2022-07-27
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-32731

______________________________

CHIPOTLE MEXICAN GRILL, INC.

(Exact name of registrant as specified in its charter)

______________________________

Delaware	84-1219301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

610 Newport Center Drive, Suite 1100 Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 524-4000

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	CMG	New York Stock Exchange

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

As of July 25, 2022, there were 27,764,647 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$520,933	$815,374
Accounts receivable, net	83,636	99,599
Inventory	29,456	32,826
Prepaid expenses and other current assets	73,716	78,756
Income tax receivable	97,874	94,064
Investments	240,684	260,945
Total current assets	1,046,299	1,381,564
Leasehold improvements, property and equipment, net	1,813,348	1,769,278
Long-term investments	359,911	274,311
Restricted cash	30,895	30,856
Operating lease assets	3,209,934	3,118,294
Other assets	63,010	56,716
Goodwill	21,939	21,939
Total assets	$6,545,336	$6,652,958
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$158,581	$163,161
Accrued payroll and benefits	161,052	162,405
Accrued liabilities	148,614	173,052
Unearned revenue	132,446	156,351
Current operating lease liabilities	230,930	218,713
Total current liabilities	831,623	873,682
Commitments and contingencies (Note 10)
Long-term operating lease liabilities	3,393,423	3,301,601
Deferred income tax liabilities	126,239	141,765
Other liabilities	39,852	38,536
Total liabilities	4,391,137	4,355,584
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 37,284 and 37,132 shares issued as of June 30, 2022 and December 31, 2021, respectively	373	371
Additional paid-in capital	1,782,303	1,729,312
Treasury stock, at cost, 9,480 and 9,052 common shares as of June 30, 2022 and December 31, 2021, respectively	(3,969,221)	(3,356,102)
Accumulated other comprehensive loss	(6,639)	(5,354)
Retained earnings	4,347,383	3,929,147
Total shareholders' equity	2,154,199	2,297,374
Total liabilities and shareholders' equity	$6,545,336	$6,652,958

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Food and beverage revenue	$2,192,802	$1,869,365	$4,191,758	$3,585,355
Delivery service revenue	20,537	23,173	42,120	48,758
Total revenue	2,213,339	1,892,538	4,233,878	3,634,113
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	673,928	574,478	1,300,854	1,097,149
Labor	549,926	464,506	1,081,866	898,175
Occupancy	113,919	103,430	225,951	205,199
Other operating costs	317,481	287,242	648,176	581,952
General and administrative expenses	140,820	146,044	288,222	301,147
Depreciation and amortization	69,733	62,082	141,398	125,204
Pre-opening costs	5,253	4,965	10,601	8,386
Impairment, closure costs, and asset disposals	4,681	4,266	8,991	9,934
Total operating expenses	1,875,741	1,647,013	3,706,059	3,227,146
Income from operations	337,598	245,525	527,819	406,967
Interest and other income (expense), net	10,572	851	10,359	(1,317)
Income before income taxes	348,170	246,376	538,178	405,650
Provision for income taxes	(88,228)	(58,402)	(119,942)	(90,575)
Net income	$259,942	$187,974	$418,236	$315,075
Earnings per share:
Basic	$9.32	$6.68	$14.95	$11.20
Diluted	$9.25	$6.60	$14.83	$11.04
Weighted-average common shares outstanding:
Basic	27,905	28,134	27,974	28,130
Diluted	28,092	28,501	28,196	28,542
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	$(1,480)	$305	$(1,285)	$42
Comprehensive income	$258,462	$188,279	$416,951	$315,117

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	36,704	$367	$1,549,909	8,703	$(2,802,075)	$3,276,163	$(4,229)	$2,020,135
Stock-based compensation	-	-	55,960	-	-	-	-	55,960
Stock plan transactions and other	232	2	632	-	-	-	-	634
Acquisition of treasury stock	-	-	-	74	(106,036)	-	-	(106,036)
Net income	-	-	-	-	-	127,101	-	127,101
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(263)	(263)
Balance, March 31, 2021	36,936	$369	$1,606,501	8,777	$(2,908,111)	$3,403,264	$(4,492)	$2,097,531
Stock-based compensation	-	-	47,670	-	-	-	-	47,670
Stock plan transactions and other	52	1	24	-	-	-	-	25
Acquisition of treasury stock	-	-	-	113	(159,347)	-	-	(159,347)
Net income	-	-	-	-	-	187,974	-	187,974
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	305	305
Balance, June 30, 2021	36,988	$370	$1,654,195	8,890	$(3,067,458)	$3,591,238	$(4,187)	$2,174,158

Balance, December 31, 2021	37,132	$371	$1,729,312	9,052	$(3,356,102)	$3,929,147	$(5,354)	$2,297,374
Stock-based compensation	-	-	24,077	-	-	-	-	24,077
Stock plan transactions and other	134	2	(61)	-	-	-	-	(59)
Acquisition of treasury stock	-	-	-	230	(345,921)	-	-	(345,921)
Net income	-	-	-	-	-	158,294	-	158,294
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	195	195
Balance, March 31, 2022	37,266	$373	$1,753,328	9,282	$(3,702,023)	$4,087,441	$(5,159)	$2,133,960
Stock-based compensation	-	-	29,142	-	-	-	-	29,142
Stock plan transactions and other	18	-	(167)	-	-	-	-	(167)
Acquisition of treasury stock	-	-	-	198	(267,198)	-	-	(267,198)
Net income	-	-	-	-	-	259,942	-	259,942
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(1,480)	(1,480)
Balance, June 30, 2022	37,284	$373	$1,782,303	9,480	$(3,969,221)	$4,347,383	$(6,639)	$2,154,199

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2022	2021
Operating activities
Net income	$418,236	$315,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,398	125,204
Deferred income tax provision	(15,537)	(15,884)
Impairment, closure costs, and asset disposals	8,851	8,235
Provision for credit losses	(876)	(220)
Stock-based compensation expense	52,221	102,680
Other	(11,909)	2,467
Changes in operating assets and liabilities:
Accounts receivable	12,353	37,286
Inventory	3,320	1,309
Prepaid expenses and other current assets	948	(18,186)
Operating lease assets	112,505	105,485
Other assets	(3,014)	117
Accounts payable	(2,972)	12,525
Accrued payroll and benefits	(583)	21,068
Accrued liabilities	(22,293)	(20,102)
Unearned revenue	(20,062)	(11,487)
Income tax payable/receivable	(3,832)	(1,851)
Operating lease liabilities	(100,024)	(101,818)
Other long-term liabilities	958	955
Net cash provided by operating activities	569,688	562,858
Investing activities
Purchases of leasehold improvements, property and equipment	(196,495)	(212,123)
Purchases of investments	(195,242)	(190,920)
Maturities of investments	142,540	162,045
Proceeds from sale of equipment	-	2,885
Net cash used in investing activities	(249,197)	(238,113)
Financing activities
Acquisition of treasury stock	(521,910)	(203,151)
Tax withholding on stock-based compensation awards	(91,905)	(58,860)
Other financing activities	(588)	(2,208)
Net cash used in financing activities	(614,403)	(264,219)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(490)	(216)
Net change in cash, cash equivalents, and restricted cash	(294,402)	60,310
Cash, cash equivalents, and restricted cash at beginning of period	846,230	635,836
Cash, cash equivalents, and restricted cash at end of period	$551,828	$696,146
Supplemental disclosures of cash flow information
Income taxes paid	$139,177	$108,247
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$61,072	$50,403
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$6,999	$3,372

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of June 30, 2022, we operated 3,052 restaurants including 2,999 Chipotle restaurants within the United States, 49 international Chipotle restaurants, and four Pizzeria Locale restaurants. Pizzeria Locale is a fast casual pizza concept that is owned and operated by a consolidated entity that we are an investor in. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

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

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	June 30,	December 31,
	2022	2021
Gift card liability	$103,065	$130,779

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue recognized from gift card liability balance at the beginning of the year	$10,939	$8,628	$48,374	$39,494

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

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Chipotle Rewards liability, beginning balance	$28,019	$23,925	$25,572	$22,337
Revenue deferred	30,186	26,509	59,874	52,370
Revenue recognized	(28,824)	(25,382)	(56,065)	(49,655)
Chipotle Rewards liability, ending balance	$29,381	$25,052	$29,381	$25,052

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

Held-to-Maturity Investments

U.S. Treasury Securities

As of June 30, 2022, we held $555,880 of U.S. Treasury securities with maturities of up to 28 months, of which $240,684 mature within one year. As of December 31, 2021, we held $501,288 of U.S. Treasury securities with maturities of up to 24 months, of which $260,945 matured within one year. Our investments in U.S. Treasury securities are held at amortized cost. The fair value of our held-to-maturity U.S. Treasury security investments is measured using Level 1 inputs (quoted prices for identical assets in active markets). As of June 30, 2022 and December 31, 2021, the fair value of our securities were $546,525 and $500,172, respectively. We recognize a reserve for expected credit losses when lifetime credit losses are expected by management. As of June 30, 2022, management has concluded there is no risk of non-payment with respect to our U.S. Treasury security investments.

Corporate Debt Security

On September 30, 2021, we acquired a promissory note issued by a supplier in exchange for $18,000. The promissory note has a principal balance of $18,000 and bears interest at a rate equal to the 3-month U.S. dollar LIBOR plus a fixed interest spread. Accrued interest is paid quarterly in arrears and principal is payable in accordance with an amortization schedule beginning on December 31, 2022. The promissory note matures on September 30, 2028. Our investment in the corporate debt security is held at amortized cost. We maintained a reserve for expected credit losses associated with the investment of $216 and $423 as of June 30, 2022 and December 31, 2021, respectively. We determined the fair value of the investment to be $17,000 and $18,000 as of June 30, 2022 and December 31, 2021, respectively. The fair value of the Corporate Debt Security is measured using Level 3 (unobservable) inputs. We determined the fair value using an internally-developed valuation model and unobservable inputs include credit and liquidity spreads and effective maturity.

Rabbi Trust

We maintain a rabbi trust to fund obligations under a deferred compensation plan. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their Deferred Plan accounts, which are designated as trading securities carried at fair value and are included in other assets on the condensed consolidated balance sheets. Fair value of rabbi trust investments in mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $19,876 and $19,330 as of June 30, 2022 and December 31, 2021, respectively. We record trading gains and losses, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan in general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

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

The following table summarizes our restaurant and office assets measured at fair value by hierarchy level on a nonrecurring basis:

		Carrying Value
		June 30,
	Level	2022	2021
Leasehold improvements, property and equipment, net	3	$415	$893
Operating lease assets	3	477	2,839
Total		$892	$3,732

Fair value of these assets was measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant and intending to sublease the restaurant. During the three months ended June 30, 2022 and 2021, we recorded asset impairments related to restaurants and offices of $367 and $519, respectively. During the six months ended June 30, 2022 and 2021 we recorded asset impairments related to restaurants and offices of $1,098 and $3,228, respectively. Costs are recorded within impairment, closure costs, and asset disposals on the condensed consolidated statements of income and comprehensive income. Carrying value after the impairment charges approximates fair value.

Equity Method Investment

As of June 30, 2022, we owned 4,325 shares of a supplier's common stock of Tractor Beverages, Inc. (“Tractor”), a related party, representing ownership of approximately 10.3%, and have invested total cash consideration of $10,000. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. There were no impairment charges for the six months ended June 30, 2022 or 2021 associated with this equity method investment. In May 2022, an unrelated investor made an investment in Tractor. As a result of this transaction, in order to reflect the net effect of the Company’s investment, we recognized a gain of $3,305 related to our investment in common stock within interest and other income on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2022. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $12,511 and $9,251 as of June 30, 2022 and December 31, 2021, respectively. Refer to Note 12. “Related Party Transactions” for related party disclosures.

Non-Marketable Equity Securities

As of June 30, 2022, we own 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. We have elected to measure our investment in the non-marketable equity securities of Nuro at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of June 30, 2022, we have recognized a cumulative gain of $5,968 related to our investment in Nuro. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $15,968 as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, we hold warrants (the “Tractor Warrants”) to purchase 3,772 shares of common stock of Tractor. Tractor is a privately held company, and as such, the Tractor Warrants represent non-marketable equity securities, which we have elected to measure at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. In May 2022, an unrelated investor made an investment in Tractor. We concluded that this investment represented an observable price change in an orderly transaction for a similar investment of the same issuer. Accordingly, we recognized a gain of $7,105 relating to the increase in fair value of our investment in the Tractor Warrants, within interest and other income on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2022. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $10,747 as of June 30, 2022.

5. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. As of June 30, 2022, we had $319,668 authorized for repurchasing shares of our common stock, which includes the $300,000 additional authorization approved by our Board of Directors on May 17, 2022. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.

During the six months ended June 30, 2022, 60 shares of common stock at a total cost of $91,905 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

6. Stock-Based Compensation

For the six months ended June 30, 2022, we granted stock only stock appreciation rights (“SOSARs”) on 84 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $452.39 per share with a weighted-average exercise price of $1,574.58 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the three months ended June 30, 2022, 41 SOSARs were exercised, and 10 SOSARs were forfeited.

For the six months ended June 30, 2022, we granted restricted stock units (“RSUs”) on 28 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $1,563.51 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. For the six months ended June 30, 2022, 22 RSUs vested and 6 RSUs were forfeited.

For the six months ended June 30, 2022, we awarded performance share units (“PSUs”) on 21 shares of our common stock at target performance to eligible employees. These PSUs are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $1,578.00 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3 year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant. For the six months ended June 30, 2022, 55 PSUs vested, and 1 PSUs were forfeited.

On December 30, 2020, due to the impact that the novel coronavirus (COVID-19) pandemic had on the growth in comparable restaurant sales and restaurant margin relative to the trajectory of both of these performance factors prior to the pandemic, and also due to the significant shareholder value created over the three year performance period of the original award, the Compensation Committee of our Board of Directors modified the 2018 PSU award. This modification pertained to all seven recipients of this award, and resulted in an incremental compensation expense of $71,441, of which $5,284 was recognized during the six months ended June 30, 2022, compared to $47,827 recognized during the six months ended June 30, 2021. $3,107 remains unamortized as of June 30, 2022. The incremental compensation cost is calculated by multiplying the number of incremental shares generated through the modification by the stock price on the modification date. The stock price on the modification date of December 30, 2020 was $1,374.17.

Based on the terms of the modification, 29 PSUs vested on March 15, 2021, pursuant to the original performance condition of the 2018 PSU award. To receive all incremental shares generated through the modification, the recipients of this award must remain employed through December 31, 2022, and the incremental shares vest in four installments. The first two installments of the modification vested during 2021, which included the vesting of 33 PSU’s, and the third installment of the modification vested on June 30, 2022, which included the vesting of 8 PSUs. The unamortized expense associated with the one remaining installment will be recognized over the remaining requisite service period of six months.

The following table sets forth total stock-based compensation expense:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation	$29,142	$47,670	$53,219	$103,630
Stock-based compensation, net of income taxes	$24,924	$42,722	$45,474	$93,187
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$511	$380	$998	$950
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$2,711	$9,421	$20,672	$24,446

.

7. Income Taxes

The effective income tax rate for the three months ended June 30, 2022, was 25.3%, an increase from an effective income tax rate of 23.7% for the three months ended June 30, 2021. The increase in rate is primarily due to fewer tax benefits related to option exercises and equity vesting during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

The effective income tax rate was 22.3% for both the six months ended June 30, 2022 and the six months ended June 30, 2021. The increase in rate due to fewer tax benefits from option exercises and equity vesting during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was offset by a decrease in rate primarily from fewer nondeductible expenses and penalties in the current year.

8. Leases

The significant majority of our operating leases consist of restaurant locations and office space. We determine if a contract contains a lease at inception. Our leases generally have remaining terms of 1-20 years and most include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years.

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$94,871	$89,134	$189,421	$177,942
Operating lease assets obtained in exchange for operating lease liabilities	$121,059	$150,561	$210,055	$294,663
Derecognition of operating lease assets due to terminations or impairment	$176	$432	$6,473	$1,979

9. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$259,942	$187,974	$418,236	$315,075
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	27,905	28,134	27,974	28,130
Dilutive stock awards	187	367	222	412
Weighted-average number of common shares outstanding (for diluted calculation)	28,092	28,501	28,196	28,542
Basic earnings per share	$9.32	$6.68	$14.95	$11.20
Diluted earnings per share	$9.25	$6.60	$14.83	$11.04

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock awards subject to performance conditions	64	76	59	73
Stock awards that were antidilutive	184	76	163	62
Total stock awards excluded from diluted earnings per share	248	152	222	135

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

Litigation

New York Legal Proceedings

As reported in our previous SEC filings, on September 10, 2019, the New York City Department of Consumer and Worker Protection (“DCWP”) filed a complaint in the City of New York Office of Administrative Trials and Hearings alleging violations at five Chipotle restaurants of New York City’s Fair Work Week law (“FWW”) and Earned Safe and Sick Time Act (“ESTA”) between November 2017 and September 2019. On April 28, 2021, DCWP amended the complaint to cover purported violations of FWW and ESTA at substantially all Chipotle restaurants in New York City, through the date the amended complaint was filed. Chipotle and the DCWP have engaged in mediation proceedings, which are ongoing. In the event the parties are not able to resolve the matter, Chipotle intends to vigorously defend against the allegations. We have accrued a liability that represents the total estimated amount we expect to pay to settle this matter. We do not expect any additional losses above the amount accrued to be material to our consolidated financial statements.

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

Accrual for Estimated Liability

In relation to various legal matters, including those discussed above, as of June 30, 2022, we had an accrued legal liability balance of $31,125 included within accrued liabilities on the condensed consolidated balance sheet.

11. Debt

As of June 30, 2022, we had a 5-year $500,000 revolving credit facility which expires in April 2026, with JPMorgan Chase Bank as administrative agent. Borrowings on the credit facility bear interest at a rate equal to LIBOR plus 1.375%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and are in compliance with all covenants as of June 30, 2022 and December 31, 2021.

12. Related Party Transactions

As of June 30, 2022, we owned approximately 10.3% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the three months ended June 30, 2022 and June 30, 2021, purchases from the supplier were $9,313 and $7,401, respectively. During the six months ended June 30, 2022 and June 30, 2021, purchases from the supplier were $16,824 and $13,143, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations, supply chain or liquidity, the number of new restaurants we expect to open this year and our long-term opportunity to more than double the number of restaurants in North America, our expectation to generate positive cash flow for the foreseeable future, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” “remain confident” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic, the resurgence of COVID-19 infections, the circulation of novel variants of COVID-19 and its ultimate impact on our business; the ability of our third-party suppliers and business partners to fulfill their responsibilities and commitments; risks of food safety incidents and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential failures or interruptions; potential negative impacts of privacy or cyber security incidents, including through our digital app; material failures of our information technology systems; the impact of competition, including from sources outside the restaurant industry; the competitive labor market and changes in the availability and cost of labor and the impact of any union organizing efforts and our responses to such efforts; the financial impact of increasing our average hourly wage; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the availability of suitable new restaurant sites and the equipment needed to fully outfit new restaurants; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in consumers' perceptions of our brand, including as a result of actual or rumored food safety concerns or other negative publicity, decreased overall consumer spending, including as a result of increasing inflation, or the inability to increase menu prices or realize the benefits of menu price increases; risks associated with our digital business, including risks arising from our reliance on third party delivery services; risks relating to litigation, including possible governmental actions related to food safety incidents and potential class action litigation regarding employment laws, advertising claims or other matters; and the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, and in other reports filed with the SEC.

As of June 30, 2022, we operated 2,999 Chipotle restaurants throughout the United States, 49 international Chipotle restaurants, and four non-Chipotle restaurants. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:

•Comparable restaurant sales

•Restaurant operating costs as a percentage of total revenue

•New restaurant openings

Second Quarter 2022 Financial Highlights, year-over-year:

•Total revenue increased 17.0% to $2.2 billion

•Comparable restaurant sales increased 10.1%

•Diluted earnings per share was $9.25, a 40.2% increase from $6.60, which includes an $0.05 after-tax impact from expenses related to the 2018 performance share COVID-19 related modification, corporate restructuring costs, restaurant asset impairment and closure costs, certain legal proceedings, offset by an unrealized gain on an investments.

Sales Trends. Comparable restaurant sales increased 10.1% for the three months ended June 30, 2022. The increase is primarily attributable to an increase in menu prices and, to a lesser extent, an increase in overall transactions, partially offset by a decrease in group size from the continued resurgence of our in-restaurant business. We believe the strong recovery of in-restaurant sales, resilience in digital sales, as well as positive guest reception to our new menu items contributed to the revenue growth in the second quarter. Comparable restaurant sales and transactions represent the change in period-over-period sales or transactions for restaurants in operation for at least 13 full calendar months.

In-restaurant sales increased 35.9% in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to the relaxation of COVID-19 related restrictions across the country. In-restaurant sales represent food and beverage revenue generated on-premise and include revenue deferrals associated with Chipotle Rewards.

Digital sales represented 39.0% of food and beverage revenue for the three months ended June 30, 2022, compared to 47.4% for the three months ended June 30, 2021. The decrease in digital sales as a percentage of food and beverage revenue is a result of the increase of in-restaurant sales discussed above. Digital sales represent food and beverage revenue generated through the Chipotle website, Chipotle app or third-party delivery aggregators and includes revenue deferrals associated with Chipotle Rewards. We updated the definition of digital sales in the first quarter of 2022 to include revenue deferrals related to Chipotle Rewards. We made this change to allow for a reconciliation to total food and beverage revenue as we now present in-restaurant sales.

Restaurant Operating Costs. During the three months ended June 30, 2022, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) were 74.8% of total revenue, a decrease from 75.5% during the three months ended June 30, 2021. The decrease was primarily attributable to leverage from menu price increases and, to a lesser extent, lower delivery expense due to lower volumes of delivery transactions. These decreases were partially offset by higher food costs as a result of inflationary pressures and, to a lesser extent, higher labor expenses as a result of the wage increases implemented in June 2021.

Restaurant Development. For the three months ended June 30, 2022, we opened 42 new restaurants, which included 32 restaurants with a Chipotlane. The Chipotlane format continues to perform very well and is helping enhance guest access and convenience, as well as increase new restaurant sales, margins, and returns. We remain confident in the long-term opportunity to more than double the number of Chipotle restaurants in North America. We believe our strong financial position will allow us to build a robust new unit development pipeline.

Cultivate Next. In April 2022 we announced the formation of Cultivate Next, a new venture that will make early-stage investments into strategically aligned companies that further our mission to Cultivate a Better world. The new venture fund has an initial size of $50 million and will be financed almost entirely by Chipotle. As of June 30, 2022, we had not yet made any investments with the committed funds.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning of period	3,014	2,803	2,966	2,768
Chipotle openings	42	56	93	96
Chipotle permanent closures	(1)	(5)	(2)	(10)
Chipotle relocations	(3)	(1)	(5)	(1)
Total restaurants at end of period	3,052	2,853	3,052	2,853

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$2,192.8	$1,869.4	17.3%	$4,191.8	$3,585.4	16.9%
Delivery service revenue	20.5	23.2	(11.4%)	42.1	48.8	(13.6%)
Total revenue	$2,213.3	$1,892.5	17.0%	$4,233.9	$3,634.1	16.5%
Average restaurant sales (1)	$2.7	$2.5	11.4%	$2.7	$2.5	11.4%
Comparable restaurant sales increase	10.1%	31.2%		9.5%	24.1%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, were comparable restaurant sales increases and new restaurant openings. Total revenue increased due to comparable restaurant sales increases of $182.1 million and restaurants not yet in the comparable base of $138.7 million, of which $39.9 million was due to restaurants opened in 2022.

The significant factors contributing to the total revenue increase for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, were comparable restaurant sales increases and new restaurant openings. Total revenue increased due to comparable restaurant sales increases of $332.5 million and restaurants not yet in the comparable base of $267.5 million, of which $52.4 million was due to restaurants opened in 2022.

Food, Beverage and Packaging Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$673.9	$574.5	17.3%	$1,300.9	$1,097.1	18.6%
As a percentage of total revenue	30.4%	30.4%	0.0%	30.7%	30.2%	0.5%

Food, beverage and packaging costs remained flat as a percentage of total revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the benefit of menu price increases offset by inflation across the menu, primarily related to higher costs for avocados, packaging, dairy, beef and chicken.

Food, beverage and packaging costs increased as a percentage of total revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to inflation across the menu, primarily related to higher costs for avocados, packaging, beef, chicken, and dairy, partially offset by the benefit of menu price increases.

Labor Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Labor costs	$549.9	$464.5	18.4%	$1,081.9	$898.2	20.5%
As a percentage of total revenue	24.8%	24.5%	0.3%	25.6%	24.7%	0.9%

Labor costs increased as a percentage of total revenue for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily due to restaurant wage increases implemented in June 2021. These increases were partially offset by leverage from menu price increases.

Occupancy Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$113.9	$103.4	10.1%	$226.0	$205.2	10.1%
As a percentage of total revenue	5.1%	5.5%	(0.4%)	5.3%	5.6%	(0.3%)

Occupancy costs decreased as a percentage of total revenue for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily due to leverage from menu price increases, partially offset by increased rent expense associated with new restaurants.

Oher Operating Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$317.5	$287.2	10.5%	$648.2	$582.0	11.4%
As a percentage of total revenue	14.3%	15.2%	(0.9%)	15.3%	16.0%	(0.7%)

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, technology costs, and maintenance costs. Other operating costs decreased as a percentage of total revenue for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, due to leverage from menu price increases and, to a lesser extent, lower delivery expenses associated with lower volume of delivery transactions. These decreases were partially offset by higher utilities primarily related to inflation in natural gas and electricity.

General and Administrative Expenses

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
General and administrative expense	$140.8	$146.0	(3.6%)	$288.2	$301.1	(4.3%)
As a percentage of total revenue	6.4%	7.7%	(1.3%)	6.8%	8.3%	(1.5%)

General and administrative expenses decreased in dollar terms for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an $18.0 million decrease in stock-based compensation, mostly attributable to the impact of the December 2020 modification of 2018 performance awards related to COVID-19 in the prior year. This decrease was partially offset by increases of: $5.1 million in employee wages primarily due to headcount growth; $4.4 million of outside services expense related to corporate initiatives; and $3.0 million in estimated loss contingencies related to legal matters.

General and administrative expenses decreased in dollar terms for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a $49.2 million decrease in stock-based compensation, mostly attributable to the impact of the December 2020 modification of 2018 performance awards related to COVID-19 in the prior year. This decrease was partially offset by increases of: $16.4 million primarily associated with the biennial All Managers’ Conference that was held in March 2022; $9.5 million of outside services expense related to corporate initiatives; and $8.9 million in employee wages primarily due to headcount growth.

Depreciation and Amortization

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$69.7	$62.1	12.3%	$141.4	$125.2	12.9%
As a percentage of total revenue	3.2%	3.3%	(0.1%)	3.3%	3.4%	(0.1%)

Depreciation and amortization decreased as a percentage of total revenue for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily due to leverage from menu price increases, partially offset by depreciation expense associated with new restaurants.

Impairment, Closure Costs, and Asset Disposals

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$4.7	$4.3	9.7%	$9.0	$9.9	(9.5%)
As a percentage of total revenue	0.2%	0.2%	0.0%	0.2%	0.3%	(0.1%)

Impairment, closure costs, and asset disposals increased in dollar terms for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to higher charges related to the replacement of certain kitchen equipment and leasehold improvements.

Impairment, closure costs, and asset disposals decreased in dollar terms for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a comparison against elevated impairments of operating lease assets and leasehold improvements. These elevated impairments were primarily the result of the COVID-19 pandemic negatively impacting our near-term restaurant level cash flow forecasts. The decrease in impairment, closure costs, and assets disposals is partially offset due to higher charges related to the replacement of leasehold improvements.

Provision for Income Taxes

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$(88.2)	$(58.4)	51.1%	$(119.9)	$(90.6)	32.4%
Effective income tax rate	25.3%	23.7%	n/m*	22.3%	22.3%	n/m*

*Not meaningful

The effective income tax rate for the three months ended June 30, 2022, was 25.3%, an increase from an effective income tax rate of 23.7% for the three months ended June 30, 2021. The increase is primarily due to a decrease in tax benefits related to option exercises and equity vesting.

The effective income tax rate was 22.3% for both the six months ended June 30, 2022 and 2021. The six months ended June 30, 2022, had fewer tax benefits from option exercises and equity vesting offset by a decrease primarily from fewer nondeductible expenses and penalties compared to the six months ended June 30, 2021.

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

Liquidity and Capital Resources

As of June 30, 2022, we had a cash and marketable investments balance of $1.1 billion, excluding restricted cash of $30.9 million and non-marketable investments of $44.7 million. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of June 30, 2022, $319.7 million remained available for repurchases of shares of our common stock, which includes the $300.0 million additional authorization approved by our Board of Directors on May 17, 2022. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. Additionally, as of June 30, 2022, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.

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

Cash Flows

Cash provided by operating activities was $569.7 million for the six months ended June 30, 2022, compared to $562.9 million for the six months ended June 30, 2021. The increase was primarily due to higher net earnings partially offset by changes in working capital, which included higher payments of accrued expenses, as well as lower net collections in accounts receivable versus the comparable period.

Cash used in investing activities was $249.2 million for the six months ended June 30, 2022, compared to $238.1 million for the six months ended June 30, 2021. The change was primarily associated with a $23.8 million increase in U.S. Treasury security purchases net of U.S. Treasury security maturities. The change was partially offset by decreased capital expenditures of $15.6 million, primarily related to elevated purchases of corporate assets in the comparable period.

Cash used in financing activities was $614.4 million for the six months ended June 30, 2022, compared to $264.2 million for the six months ended June 30, 2021. The change was primarily due to increased treasury stock repurchases of $318.8 million and, to a lesser extent, $33.0 million of elevated payments of tax withholdings related to stock compensation for the six months ended June 30, 2022.

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

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of June 30, 2022, we had $1.2 billion in cash and cash equivalents, current and long-term investments, and restricted cash, nearly all of which are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 30, 2022, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2022.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April		31,333	$1,539.48	31,333	$232,529,733
	Purchased 4/1 through 4/30
May		96,122	$1,315.21	96,122	$406,109,553
	Purchased 5/1 through 5/31
June		65,978	$1,310.16	65,978	$319,667,874
	Purchased 6/1 through 6/30
Total		193,433	$1,349.81	193,433

(1) Shares were repurchased pursuant to repurchase programs announced on April 26, 2022.

(2) The June total includes an additional $300.0 million in authorized repurchases approved on May 17, 2022 and announced July 26, 2022. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Director Compensation Program and Stock Ownership Guidelines (Revised May 18, 2022)	-	-	-	-	X
10.2†	Chipotle Mexican Grill, Inc. 2022 Stock Incentive Plan	-	-	-	-	X
10.3†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

Date: July 27, 2022