Form 10-Q
period 2022-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2022-10-26
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 24, 2022, there were 27,721,112 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$366,623	$815,374
Accounts receivable, net	71,276	99,599
Inventory	33,752	32,826
Prepaid expenses and other current assets	76,439	78,756
Income tax receivable	112,064	94,064
Investments	417,278	260,945
Total current assets	1,077,432	1,381,564
Leasehold improvements, property and equipment, net	1,871,623	1,769,278
Long-term investments	442,620	274,311
Restricted cash	30,974	30,856
Operating lease assets	3,309,051	3,118,294
Other assets	63,798	56,716
Goodwill	21,939	21,939
Total assets	$6,817,437	$6,652,958
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$167,842	$163,161
Accrued payroll and benefits	128,495	162,405
Accrued liabilities	156,455	173,052
Unearned revenue	133,118	156,351
Current operating lease liabilities	231,947	218,713
Total current liabilities	817,857	873,682
Commitments and contingencies (Note 10)
Long-term operating lease liabilities	3,497,221	3,301,601
Deferred income tax liabilities	133,255	141,765
Other liabilities	41,723	38,536
Total liabilities	4,490,056	4,355,584
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 37,306 and 37,132 shares issued as of September 30, 2022 and December 31, 2021, respectively	373	371
Additional paid-in capital	1,807,938	1,729,312
Treasury stock, at cost, 9,555 and 9,052 common shares as of September 30, 2022 and December 31, 2021, respectively	(4,076,555)	(3,356,102)
Accumulated other comprehensive loss	(8,896)	(5,354)
Retained earnings	4,604,521	3,929,147
Total shareholders' equity	2,327,381	2,297,374
Total liabilities and shareholders' equity	$6,817,437	$6,652,958

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Food and beverage revenue	$2,202,336	$1,932,409	$6,394,094	$5,517,764
Delivery service revenue	17,839	19,906	59,959	68,664
Total revenue	2,220,175	1,952,315	6,454,053	5,586,428
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	662,540	591,332	1,963,394	1,688,481
Labor	557,178	502,757	1,639,044	1,400,932
Occupancy	115,826	104,223	341,777	309,422
Other operating costs	322,085	294,650	970,261	876,602
General and administrative expenses	140,896	145,930	429,118	447,077
Depreciation and amortization	71,416	63,191	212,814	188,395
Pre-opening costs	7,618	5,894	18,219	14,280
Impairment, closure costs, and asset disposals	6,363	4,658	15,354	14,592
Total operating expenses	1,883,922	1,712,635	5,589,981	4,939,781
Income from operations	336,253	239,680	864,072	646,647
Interest and other income (expense), net	3,712	(126)	14,071	(1,443)
Income before income taxes	339,965	239,554	878,143	645,204
Provision for income taxes	(82,827)	(35,120)	(202,769)	(125,695)
Net income	$257,138	$204,434	$675,374	$519,509
Earnings per share:
Basic	$9.26	$7.26	$24.20	$18.46
Diluted	$9.20	$7.18	$24.02	$18.22
Weighted-average common shares outstanding:
Basic	27,773	28,150	27,907	28,137
Diluted	27,956	28,475	28,116	28,520
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	$(2,257)	$(956)	$(3,542)	$(914)
Comprehensive income	$254,881	$203,478	$671,832	$518,595

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	36,704	$367	$1,549,909	8,703	$(2,802,075)	$3,276,163	$(4,229)	$2,020,135
Stock-based compensation	-	-	55,960	-	-	-	-	55,960
Stock plan transactions and other	232	2	632	-	-	-	-	634
Acquisition of treasury stock	-	-	-	74	(106,036)	-	-	(106,036)
Net income	-	-	-	-	-	127,101	-	127,101
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(263)	(263)
Balance, March 31, 2021	36,936	$369	$1,606,501	8,777	$(2,908,111)	$3,403,264	$(4,492)	$2,097,531
Stock-based compensation	-	-	47,670	-	-	-	-	47,670
Stock plan transactions and other	52	1	24	-	-	-	-	25
Acquisition of treasury stock	-	-	-	113	(159,347)	-	-	(159,347)
Net income	-	-	-	-	-	187,974	-	187,974
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	305	305
Balance, June 30, 2021	36,988	$370	$1,654,195	8,890	$(3,067,458)	$3,591,238	$(4,187)	$2,174,158
Stock-based compensation	-	-	36,693	-	-	-	-	36,693
Stock plan transactions and other	114	1	(82)	-	-	-	-	(81)
Acquisition of treasury stock	-	-	-	57	(103,340)	-	-	(103,340)
Net income	-	-	-	-	-	204,434	-	204,434
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(956)	(956)
Balance, September 30, 2021	37,102	$371	$1,690,806	8,947	$(3,170,798)	$3,795,672	$(5,143)	$2,310,908

Balance, December 31, 2021	37,132	$371	$1,729,312	9,052	$(3,356,102)	$3,929,147	$(5,354)	$2,297,374
Stock-based compensation	-	-	24,077	-	-	-	-	24,077
Stock plan transactions and other	134	2	(61)	-	-	-	-	(59)
Acquisition of treasury stock	-	-	-	230	(345,921)	-	-	(345,921)
Net income	-	-	-	-	-	158,294	-	158,294
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	195	195
Balance, March 31, 2022	37,266	$373	$1,753,328	9,282	$(3,702,023)	$4,087,441	$(5,159)	$2,133,960
Stock-based compensation	-	-	29,142	-	-	-	-	29,142
Stock plan transactions and other	18	-	(167)	-	-	-	-	(167)
Acquisition of treasury stock	-	-	-	198	(267,198)	-	-	(267,198)
Net income	-	-	-	-	-	259,942	-	259,942
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(1,480)	(1,480)
Balance, June 30, 2022	37,284	$373	$1,782,303	9,480	$(3,969,221)	$4,347,383	$(6,639)	$2,154,199
Stock-based compensation	-	-	25,587	-	-	-	-	25,587
Stock plan transactions and other	22	-	48	-	-	-	-	48
Acquisition of treasury stock	-	-	-	75	(107,334)	-	-	(107,334)
Net income	-	-	-	-	-	257,138	-	257,138
Other comprehensive income (loss), net of income tax	-	-	-	-	-	-	(2,257)	(2,257)
Balance, September 30, 2022	37,306	$373	$1,807,938	9,555	$(4,076,555)	$4,604,521	$(8,896)	$2,327,381

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2022	2021
Operating activities
Net income	$675,374	$519,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,814	188,395
Deferred income tax provision	(8,567)	(1,024)
Impairment, closure costs, and asset disposals	15,127	12,483
Provision for credit losses	(969)	733
Stock-based compensation expense	77,371	138,741
Other	(13,045)	2,534
Changes in operating assets and liabilities:
Accounts receivable	22,891	21,882
Inventory	(1,056)	(1,996)
Prepaid expenses and other current assets	(3,169)	(19,343)
Operating lease assets	171,464	151,628
Other assets	(1,537)	1,901
Accounts payable	10,774	28,712
Accrued payroll and benefits	(32,861)	(13,193)
Accrued liabilities	(16,562)	(7,407)
Unearned revenue	(18,141)	(2,978)
Income tax payable/receivable	(18,070)	(35,850)
Operating lease liabilities	(153,200)	(141,540)
Other long-term liabilities	2,968	474
Net cash provided by operating activities	921,606	843,661
Investing activities
Purchases of leasehold improvements, property and equipment	(335,518)	(320,569)
Purchases of investments	(513,813)	(288,899)
Maturities of investments	202,997	243,441
Proceeds from sale of equipment	-	2,885
Net cash used in investing activities	(646,334)	(363,142)
Financing activities
Acquisition of treasury stock	(629,775)	(300,733)
Tax withholding on stock-based compensation awards	(92,374)	(63,492)
Other financing activities	(586)	(2,342)
Net cash used in financing activities	(722,735)	(366,567)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,170)	(788)
Net change in cash, cash equivalents, and restricted cash	(448,633)	113,164
Cash, cash equivalents, and restricted cash at beginning of period	846,230	635,836
Cash, cash equivalents, and restricted cash at end of period	$397,597	$749,000
Supplemental disclosures of cash flow information
Income taxes paid	$227,452	$163,069
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$58,127	$65,311
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$5,999	$4,498

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of September 30, 2022, we operated 3,090 restaurants including 3,036 Chipotle restaurants within the United States, 50 international Chipotle restaurants, and four Pizzeria Locale restaurants. Pizzeria Locale is a fast casual pizza concept that is owned and operated by a consolidated entity that we are an investor in. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

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

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	September 30,	December 31,
	2022	2021
Gift card liability	$101,307	$130,779

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue recognized from gift card liability balance at the beginning of the year	$6,311	$5,295	$54,780	$44,789

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

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Chipotle Rewards liability, beginning balance	$29,381	$25,052	$25,572	$22,337
Revenue deferred	32,621	26,590	92,495	78,960
Revenue recognized	(30,191)	(17,388)	(86,256)	(67,043)
Chipotle Rewards liability, ending balance	$31,811	$34,254	$31,811	$34,254

4. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Our investments are comprised of U.S. Treasury securities, a corporate debt security, a convertible note receivable, an equity method investment, and non-marketable equity securities. We also maintain a deferred compensation plan with related assets held in a rabbi trust. We designate the appropriate classification of our investments at the time of purchase based upon the intended holding period.

Held-to-Maturity Investments

U.S. Treasury Securities

As of September 30, 2022, we held $808,183 of U.S. Treasury securities with maturities of up to 25 months, of which $417,278 mature within one year. As of December 31, 2021, we held $501,288 of U.S. Treasury securities with maturities of up to 24 months, of which $260,945 mature within one year. Our investments in U.S. Treasury securities are held at amortized cost. The fair value of our held-to-maturity U.S. Treasury security investments is measured using Level 1 inputs (quoted prices for identical assets in active markets). As of September 30, 2022 and December 31, 2021, the fair value of our securities were $792,285 and $500,172, respectively. We recognize a reserve for expected credit losses when lifetime credit losses are expected by management. As of September 30, 2022, management has concluded there is no risk of non-payment with respect to our U.S. Treasury security investments.

Corporate Debt Security

On September 30, 2021, we acquired a promissory note issued by a supplier in exchange for $18,000. The promissory note has a principal balance of $18,000 and bears interest at a rate equal to the 3-month U.S. dollar LIBOR plus a fixed interest spread. Accrued interest is paid quarterly in arrears and principal is payable in accordance with an amortization schedule beginning on December 31, 2022. The promissory note matures on September 30, 2028. Our investment in the corporate debt security is held at amortized cost. We maintained a reserve for expected credit losses associated with the investment of $216 and $423 as of September 30, 2022 and December 31, 2021, respectively. We determined the fair value of the investment to be $17,300 and $18,000 as of September 30, 2022 and December 31, 2021, respectively. The fair value of the Corporate Debt Security is measured using Level 3 (unobservable) inputs. We determined the fair value using an internally-developed valuation model and unobservable inputs include credit and liquidity spreads and effective maturity.

Note Receivable

During the three months ended September 30, 2022, Cultivate Next I L.P. (the “Cultivate Fund”), a consolidated entity of Chipotle, acquired a convertible note receivable in a private company in exchange for $5,000. The note receivable accrues interest at an annual rate of 6.0% and matures on July 18, 2024. The note receivable is convertible into equity securities upon the occurrence of certain events, including the occurrence of a financing event. We have elected to measure this investment under the Fair Value Option. The investment in the note receivable is included within long-term investments on the condensed consolidated balance sheet with a carrying value of $5,000 as of September 30, 2022.

Rabbi Trust

We maintain a rabbi trust to fund obligations under a deferred compensation plan. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their Deferred Plan accounts, which are designated as trading securities carried at fair value and are included in other assets on the condensed consolidated balance sheets. Fair value of rabbi trust investments in mutual funds is measured using Level 1 inputs. The fair value of the investments in the rabbi trust was $19,834 and $19,330 as of September 30, 2022 and December 31, 2021, respectively. We record trading gains and losses, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan in general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

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

The following table summarizes our restaurant and office assets measured at fair value by hierarchy level on a nonrecurring basis:

		Carrying Value
		September 30,
	Level	2022	2021
Leasehold improvements, property and equipment, net	3	$194	$544
Operating lease assets	3	551	2,857
Total		$745	$3,401

Fair value of these assets was measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant and intending to sublease the restaurant. During the three months ended September 30, 2022 and 2021, we recorded asset impairments related to restaurants and offices of $698 and $240, respectively. During the nine months ended September 30, 2022 and 2021 we recorded asset impairments related to restaurants and offices of $1,796 and $3,468, respectively. Costs are recorded within impairment, closure costs, and asset disposals on the condensed consolidated statements of income and comprehensive income. Carrying value after the impairment charges approximates fair value.

Equity Method Investment

As of September 30, 2022, we owned 4,325 shares of common stock of Tractor Beverages, Inc. (“Tractor”). Our investment represents ownership of approximately 10.3% of Tractor, and we have invested total cash consideration of $10,000. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. There were no impairment charges for the nine months ended September 30, 2022 or 2021 associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $12,325 and $9,251 as of September 30, 2022 and December 31, 2021, respectively. Refer to Note 12. “Related Party Transactions” for related party disclosures.

Non-Marketable Equity Securities

As of September 30, 2022, we hold warrants (the “Tractor Warrants”) to purchase 3,772 shares of common stock of Tractor. Tractor is a privately held company, and as such, the Tractor Warrants represent non-marketable equity securities, which we have elected to measure at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $10,747 as of September 30, 2022.

As of September 30, 2022, we own 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. We have elected to measure our investment in the non-marketable equity securities of Nuro at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of September 30, 2022, we have recognized a cumulative gain of $5,968 related to our investment in Nuro. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $15,968 as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, the Cultivate Fund held additional investments in non-marketable equity securities with a carrying value of $2,000. These investments are presented within long-term investments on the condensed consolidated balance sheet as of September 30, 2022.

5. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. As of September 30, 2022, we had $412,806 authorized for repurchasing shares of our common stock, which includes the $200,000 additional authorization approved by our Board of Directors on September 13, 2022. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.

During the nine months ended September 30, 2022, 60 shares of common stock at a total cost of $92,374 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

6. Stock-Based Compensation

For the nine months ended September 30, 2022, we granted stock only stock appreciation rights (“SOSARs”) on 94 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $455.08 per share with a weighted-average exercise price of $1,560.51 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the nine months ended September 30, 2022, 77 SOSARs were exercised, and 20 SOSARs were forfeited.

For the nine months ended September 30, 2022, we granted restricted stock units (“RSUs”) on 29 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $1,563.14 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. For the nine months ended September 30, 2022, 23 RSUs vested and 8 RSUs were forfeited.

For the nine months ended September 30, 2022, we awarded performance share units (“PSUs”) on 24 shares of our common stock at target performance to eligible employees. These PSUs are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $1,569.39 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3 year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant. For the nine months ended September 30, 2022, 55 PSUs vested, and 6 PSUs were forfeited.

On December 30, 2020, due to the impact that the novel coronavirus (COVID-19) pandemic had on the growth in comparable restaurant sales and restaurant margin relative to the trajectory of both of these performance factors prior to the pandemic, and also due to the significant shareholder value created over the three year performance period of the original award, the Compensation Committee of our Board of Directors modified the 2018 PSU award. This modification pertained to all seven recipients of this award, and resulted in an incremental compensation expense of $71,441, of which $6,145 was recognized during the nine months ended September 30, 2022, compared to $55,463 recognized during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, 0.4 shares were forfeited, resulting in a reversal of $536 of expense. $1,116 remains unamortized as of September 30, 2022. The incremental compensation cost is calculated by multiplying the number of incremental shares generated through the modification by the stock price on the modification date. The stock price on the modification date of December 30, 2020 was $1,374.17.

Based on the terms of the modification, 29 PSUs vested on March 15, 2021, pursuant to the original performance condition of the 2018 PSU award. To receive all incremental shares generated through the modification, the recipients of this award must remain employed through December 31, 2022, and the incremental shares vest in four installments. The first two installments of the modification vested during 2021, which included the vesting of 33 PSUs, and the third installment of the modification vested on June 30, 2022, which included the vesting of 8 PSUs. The unamortized expense associated with the one remaining installment will be recognized over the remaining requisite service period of three months.

On July 27, 2022, we modified certain equity awards of an employee in connection with a separation agreement to allow a short-term extension of vesting of these certain equity awards that would have otherwise vested within eight months of the separation date. This modification impacted one individual and resulted in an incremental compensation expense of $6,701, which was recognized during the three months ended September 30, 2022.

The following table sets forth total stock-based compensation expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation	$25,587	$36,693	$78,806	$140,323
Stock-based compensation, net of income taxes	$22,067	$32,527	$67,541	$125,714
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$437	$632	$1,435	$1,582
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$3,711	$16,414	$24,383	$40,860

.

7. Income Taxes

The effective income tax rate for the three months ended September 30, 2022, was 24.4%, an increase from an effective income tax rate of 14.7% for the three months ended September 30, 2021. The increase is primarily due to a decrease in tax benefits related to option exercises and equity vesting, a reduction in return to provision benefits, and an increase in ASC 740-10 tax reserves, partially offset with a reduction in nondeductible expenses.

The effective income tax rate was 23.1% for the nine months ended September 30, 2022, an increase from an effective income tax rate of 19.5% for the nine months ended September 30, 2021. The increase is primarily due to fewer tax benefits related to option exercise and equity vesting, a reduction in return to provision benefits, and an increase in ASC 740-10 tax reserves, partially offset with a reduction in nondeductible expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 ,which includes a 15% minimum tax on the adjusted financial statement income of corporations with a three taxable year average annual adjusted financial statement income in excess of $1 billion, a 1% excise tax on net stock repurchases made by publicly traded US corporations and several tax incentives to promote clean energy. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

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

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$97,627	$90,096	$287,048	$268,038
Operating lease assets obtained in exchange for operating lease liabilities	$163,916	$188,451	$373,971	$483,114
Derecognition of operating lease assets due to terminations or impairment	$6,112	$41	$12,585	$2,020

9. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$257,138	$204,434	$675,374	$519,509
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	27,773	28,150	27,907	28,137
Dilutive stock awards	183	325	209	383
Weighted-average number of common shares outstanding (for diluted calculation)	27,956	28,475	28,116	28,520
Basic earnings per share	$9.26	$7.26	$24.20	$18.46
Diluted earnings per share	$9.20	$7.18	$24.02	$18.22

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock awards subject to performance conditions	61	75	60	74
Stock awards that were antidilutive	167	3	164	42
Total stock awards excluded from diluted earnings per share	228	78	224	116

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

Litigation

New York Legal Proceedings

As reported in our previous SEC filings, on September 10, 2019, the New York City Department of Consumer and Worker Protection (“DCWP”) filed a complaint in the City of New York Office of Administrative Trials and Hearings alleging violations at five Chipotle restaurants of New York City’s Fair Work Week law (“FWW”) and Earned Safe and Sick Time Act (“ESTA”) between November 2017 and September 2019. On April 28, 2021, DCWP amended the complaint to cover purported violations of FWW and ESTA at substantially all Chipotle restaurants in New York City, through the date the amended complaint was filed. In August 2022, Chipotle signed an agreement with New York City to resolve the proceedings and related audits. Under the settlement agreement, Chipotle paid a $1.0 million civil penalty to New York City and will pay up to approximately $20 million in compensation to individuals who were hourly employees of Chipotle restaurants covered by the settlement agreement during the relevant time period. We have accrued a liability that represents the total estimated amount we expect to pay under the settlement agreement, and we do not expect any additional losses above the amount accrued to be material to our consolidated financial statements.

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

Accrual for Estimated Liability

In relation to various legal matters, including those discussed above, as of September 30, 2022, we had an accrued legal liability balance of $20,229 included within accrued liabilities on the condensed consolidated balance sheet.

11. Debt

As of September 30, 2022, we had a $500,000 revolving credit facility which expires in April 2026, with JPMorgan Chase Bank as administrative agent. Borrowings on the credit facility bear interest at a rate equal to LIBOR plus 1.375%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and are in compliance with all covenants as of September 30, 2022 and December 31, 2021.

12. Related Party Transactions

As of September 30, 2022, we owned approximately 10.3% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the three months ended September 30, 2022 and September 30, 2021, purchases from the supplier were $11,506 and $9,674, respectively. During the nine months ended September 30, 2022 and September 30, 2021, purchases from the supplier were $28,330 and $22,817, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations, supply chain or liquidity, the number of new restaurants we expect to open this year and the number of restaurants we intend to open in the longer term, our expectation to generate positive cash flow for the foreseeable future, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” “remain confident” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic, the resurgence of COVID-19 infections, the circulation of novel variants of COVID-19 and its ultimate impact on our business; the ability of our third-party suppliers and business partners to fulfill their responsibilities and commitments; increasing supply costs (including beef, avocados and packaging); risks of food safety incidents and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential failures or interruptions; potential negative impacts of privacy or cyber security incidents, including through our digital app; material failures of our information technology systems; the impact of competition, including from sources outside the restaurant industry; the competitive labor market and changes in the availability and cost of labor and the impact of any union organizing efforts and our responses to such efforts; the financial impact of increasing our average hourly wage; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the availability of suitable new restaurant sites and the equipment needed to fully outfit new restaurants; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in consumers' perceptions of our brand, including as a result of actual or rumored food safety concerns or other negative publicity, decreased overall consumer spending, including as a result of increasing inflation, fear of possible recession and higher gas prices, or the inability to increase menu prices or realize the benefits of menu price increases; risks associated with our digital business, including risks arising from our reliance on third party delivery services; risks relating to litigation, including possible governmental actions related to food safety incidents and potential class action litigation regarding employment laws, advertising claims or other matters; and the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, and in other reports filed with the SEC.

As of September 30, 2022, we operated 3,036 Chipotle restaurants throughout the United States, 50 international Chipotle restaurants, and four non-Chipotle restaurants. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:

•Comparable restaurant sales

•Restaurant operating costs as a percentage of total revenue

•New restaurant openings

Third Quarter 2022 Financial Highlights, year-over-year:

•Total revenue increased 13.7% to $2.2 billion

•Comparable restaurant sales increased 7.6%

•Diluted earnings per share was $9.20, a 28.1% increase from $7.18, which includes a $0.31 after-tax impact from employee separation costs, impairment of certain corporate and restaurant assets, corporate restructuring costs and expenses related to the 2018 performance share COVID-19 related modification.

Sales Trends. Comparable restaurant sales increased 7.6% for the three months ended September 30, 2022. The increase is primarily attributable to an increase in menu prices, partially offset by a decrease in group size from the continued resurgence of our in-restaurant business and, to a lesser extent, lower transactions. Comparable restaurant sales and transactions represent the change in period-over-period sales or transactions for restaurants in operation for at least 13 full calendar months.

In-restaurant sales increased 22.1% in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to menu price increases, new restaurants, and a shift in consumer behaviors related to COVID-19 from digital sales to in-restaurant sales across the country. In-restaurant sales represent food and beverage revenue generated on-premise and include revenue deferrals associated with Chipotle Rewards.

Digital sales represented 37.2% of food and beverage revenue for the three months ended September 30, 2022, compared to 42.8% for the three months ended September 30, 2021. The decrease in digital sales as a percentage of food and beverage revenue is primarily related to the increase of in-restaurant sales discussed above. Digital sales represent food and beverage revenue generated through the Chipotle website, Chipotle app or third-party delivery aggregators and includes revenue deferrals associated with Chipotle Rewards. We updated the definition of digital sales in the first quarter of 2022 to include revenue deferrals related to Chipotle Rewards. We made this change to allow for a reconciliation to total food and beverage revenue as we now present in-restaurant sales.

Restaurant Operating Costs. During the three months ended September 30, 2022, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) were 74.7% of total revenue, a decrease from 76.5% during the three months ended September 30, 2021. The decrease was primarily attributable to sales leverage and, to a lesser extent, lower delivery expense due to lower volumes of delivery transactions. These decreases were partially offset by higher food costs as a result of inflationary pressures and, to a lesser extent, higher labor expenses as a result of wage inflation.

Restaurant Development. For the three months ended September 30, 2022, we opened 43 new restaurants, which included 38 restaurants with a Chipotlane. The Chipotlane format continues to perform very well and is helping enhance guest access and convenience, as well as increase new restaurant sales, margins, and returns. We have experienced delays in our development timelines, which included equipment and construction material shortages, construction labor challenges, as well as permitting, utilities, and inspection delays. While we expect these challenges to continue into 2023, we remain confident in the long-term opportunity to more than double the number of Chipotle restaurants in North America. We expect to open 255 to 285 new restaurants in 2023.

Cultivate Fund. In April 2022 we announced the formation of the Cultivate Fund, a venture that will make early-stage investments into strategically aligned companies that further our mission to Cultivate a Better World. The venture fund has an initial size of $50.0 million and will be financed almost entirely by Chipotle. As of September 30, 2022, we have made two investments in this fund. The investments consisted of a $5.0 million purchase of a convertible note receivable, and a $2.0 million purchase of a non-marketable equity securities.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning of period	3,052	2,853	2,966	2,768
Chipotle openings	43	41	136	137
Chipotle permanent closures	(1)	-	(3)	(10)
Chipotle relocations	(4)	(2)	(9)	(3)
Total restaurants at end of period	3,090	2,892	3,090	2,892

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$2,202.3	$1,932.4	14.0%	$6,394.1	$5,517.8	15.9%
Delivery service revenue	17.8	19.9	(10.4%)	60.0	68.7	(12.7%)
Total revenue	$2,220.2	$1,952.3	13.7%	$6,454.1	$5,586.4	15.5%
Average restaurant sales (1)	$2.8	$2.5	12.8%	$2.8	$2.5	12.8%
Comparable restaurant sales increase	7.6%	15.1%		8.9%	20.8%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, were comparable restaurant sales increases and new restaurant openings. Total revenue increased due to comparable restaurant sales increases of $138.1 million and restaurants not yet in the comparable base of $129.8 million, of which $64.3 million was due to restaurants opened in 2022.

The significant factors contributing to the total revenue increase for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, were comparable restaurant sales increases and new restaurant openings. Total revenue increased due to comparable restaurant sales increases of $470.6 million and restaurants not yet in the comparable base of $397.3 million, of which $116.7 million was due to restaurants opened in 2022.

Food, Beverage and Packaging Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$662.5	$591.3	12.0%	$1,963.4	$1,688.5	16.3%
As a percentage of total revenue	29.8%	30.3%	(0.5%)	30.4%	30.2%	0.2%

Food, beverage and packaging costs decreased as a percentage of total revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to the benefit of menu price increases, partially offset by inflation across the menu, primarily related to higher costs for dairy, packaging, tortillas, and avocados.

Food, beverage and packaging costs increased as a percentage of total revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to inflation across the menu, primarily related to higher costs for avocados, packaging, dairy, beef, and chicken, partially offset by the benefit of menu price increases.

Labor Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Labor costs	$557.2	$502.8	10.8%	$1,639.0	$1,400.9	17.0%
As a percentage of total revenue	25.1%	25.8%	(0.7%)	25.4%	25.1%	0.3%

Labor costs decreased as a percentage of total revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to sales leverage. This decrease was partially offset by restaurant wage inflation and, to a lesser extent, an employee retention payroll tax credit under the CARES Act for wages paid to employees who were absent from work during the COVID-19 pandemic received in 2021.

Labor costs increased as a percentage of total revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to restaurant wage inflation and, to a lesser extent, an employee retention payroll tax credit received in 2021 under the CARES Act for wages paid to employees who were absent from work during the COVID-19 pandemic. These increases were partially offset by sales leverage.

Occupancy Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$115.8	$104.2	11.1%	$341.8	$309.4	10.5%
As a percentage of total revenue	5.2%	5.3%	(0.1%)	5.3%	5.5%	(0.2%)

Occupancy costs decreased as a percentage of total revenue for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, primarily due to sales leverage, partially offset by increased rent expense associated with new restaurants.

Other Operating Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$322.1	$294.7	9.3%	$970.3	$876.6	10.7%
As a percentage of total revenue	14.5%	15.1%	(0.6%)	15.0%	15.7%	(0.7%)

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, technology costs, and maintenance costs. Other operating costs decreased as a percentage of total revenue for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, due to sales leverage and, to a lesser extent, lower delivery expenses associated with lower volume of delivery transactions. These decreases were partially offset by inflation across the board, most notably higher utilities primarily related to inflation in natural gas and electricity.

General and Administrative Expenses

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
General and administrative expense	$140.9	$145.9	(3.4%)	$429.1	$447.1	(4.0%)
As a percentage of total revenue	6.3%	7.5%	(1.2%)	6.6%	8.0%	(1.4%)

General and administrative expenses decreased in dollar terms for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an $11.2 million decrease in stock-based compensation, mostly attributable to the impact of the December 2020 modification of 2018 performance awards related to COVID-19 in the prior year. This decrease was partially offset by a $5.9 million increase in outside services expense related to corporate initiatives.

General and administrative expenses decreased in dollar terms for the nine months ended September 30, 2022 compared to the nine months September 30, 2021, primarily due to a $60.4 million decrease in stock-based compensation, mostly attributable to the impact of the December 2020 modification of 2018 performance awards related to COVID-19 in the prior year. This decrease was partially offset by increases of $16.1 million in employee wages primarily due to headcount growth, $15.4 million of outside services expense related to corporate initiatives; and $13.4 million associated with the biennial All Managers’ Conference that was held in March 2022.

Depreciation and Amortization

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$71.4	$63.2	13.0%	$212.8	$188.4	13.0%
As a percentage of total revenue	3.2%	3.2%	0.0%	3.3%	3.4%	(0.1%)

Depreciation and amortization remained flat as a percentage of revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to sales leverage offset by increased depreciation expense associated with new restaurants.

Depreciation and amortization decreased as a percentage of revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to sales leverage, partially offset by increased depreciation expense associated with new restaurants.

Impairment, Closure Costs, and Asset Disposals

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$6.4	$4.7	36.6%	$15.4	$14.6	5.2%
As a percentage of total revenue	0.3%	0.2%	0.1%	0.2%	0.3%	(0.1%)

Impairment, closure costs, and asset disposals increased in dollar terms for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to asset impairment charges for certain corporate assets.

Impairment, closure costs, and asset disposals increased in dollar terms for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to higher charges related to the replacement of leasehold improvements. This increase was partially offset by elevated impairments of operating lease assets in the comparable period. These elevated impairments were primarily the result of the COVID-19 pandemic negatively impacting our near-term restaurant level cash flow forecasts.

Provision for Income Taxes

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2022	2021	change	2022	2021	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$(82.8)	$(35.1)	135.8%	$(202.8)	$(125.7)	61.3%
Effective income tax rate	24.4%	14.7%	n/m*	23.1%	19.5%	n/m*

*Not meaningful

The effective income tax rate for the three months ended September 30, 2022, was 24.4%, an increase from an effective income tax rate of 14.7% for the three months ended September 30, 2021. The increase is primarily due to a decrease in tax benefits related to option exercises and equity vesting, a reduction in return to provision benefits, and an increase in ASC 740-10 tax reserves, partially offset with a reduction in nondeductible expenses.

The effective income tax rate for the nine months ended September 30, 2022, was 23.1%, an increase from an effective income tax rate of 19.5% for the nine months ended September 30, 2021. The increase is primarily due to fewer tax benefits related to option exercises and equity vesting, a reduction in return to provision benefits, and an increase in ASC 740-10 tax reserves, partially offset with a reduction in nondeductible expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

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

Liquidity and Capital Resources

As of September 30, 2022, we had a cash and marketable investments balance of $1.2 billion, excluding restricted cash of $31.0 million and non-marketable investments of $51.7 million. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of September 30, 2022, $412.8 million remained available for repurchases of shares of our common stock, which includes the $200.0 million additional authorization approved by our Board of Directors on September 13, 2022. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. Additionally, as of September 30, 2022, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.

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

Cash Flows

Cash provided by operating activities was $921.6 million for the nine months ended September 30, 2022, compared to $843.7 million for the nine months ended September 30, 2021. The increase was primarily due to higher net earnings partially offset by net cash used by changes in operating assets and liabilities.

Cash used in investing activities was $646.3 million for the nine months ended September 30, 2022, compared to $363.1 million for the nine months ended September 30, 2021. The change was primarily associated with a $265.4 million increase in U.S. Treasury security purchases net of U.S. Treasury security maturities and, to a lesser extent, increased capital expenditures of $15.0 million primarily related to costs associated with new restaurant development.

Cash used in financing activities was $722.7 million for the nine months ended September 30, 2022, compared to $366.6 million for the nine months ended September 30, 2021. The change was primarily due to increased treasury stock repurchases of $329.0 million and, to a lesser extent, $28.9 million of elevated payments of tax withholdings related to stock compensation for the nine months ended September 30, 2022.

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

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of September 30, 2022, we had $1.3 billion in cash and cash equivalents, current and long-term investments, and restricted cash, nearly all of which are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended September 30, 2022, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2022.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July		44,435	$1,321.16	44,435	$260,962,007
	Purchased 7/1 through 7/31
August		7,111	$1,618.67	7,111	$249,451,614
	Purchased 8/1 through 8/31
September		22,774	$1,609.11	22,774	$412,805,710
	Purchased 9/1 through 9/30
Total		74,320	$1,437.87	74,320

(1) Shares were repurchased pursuant to repurchase programs announced on April 26, 2022.

(2) The September total includes an additional $200.0 million in authorized repurchases approved on September 13, 2022 and announced October 25, 2022. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.

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

Date: October 26, 2022