Form 10-K
period 2022-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2023-02-09
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K

______________________

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $29.362 billion, based on the closing price of the registrant’s common stock on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of 5% or more of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 6, 2023, there were 27,621,847 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2023 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projected cash from operations, expected capital expenditures for 2023 and all other statements that are not historical facts. We use words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties described in this report under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” so you should not place undue reliance on forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including: uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic, the resurgence of COVID-19 infections, the circulation of novel variants of COVID-19 and its ultimate impact on our business; the ability of our third-party suppliers and business partners to fulfill their responsibilities and commitments; increasing supply costs (including beef, avocados and packaging); risks of food safety incidents and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential failures or interruptions; potential negative impacts of privacy or cyber security incidents, including through our digital app; material failures of our information technology systems; the impact of competition, including from sources outside the restaurant industry; the competitive labor market and changes in the availability and cost of labor and the impact of any union organizing efforts and our responses to such efforts; the financial impact of increasing our average hourly wage; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the availability of suitable new restaurant sites and the equipment needed to fully outfit new restaurants; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in consumers' perceptions of our brand, including as a result of actual or rumored food safety concerns or other negative publicity, decreased overall consumer spending, including as a result of high inflation, fears of possible recession and higher energy costs, or the inability to increase menu prices or realize the benefits of menu price increases; risks associated with our digital business, including risks arising from our reliance on third party delivery services; risks relating to litigation, including possible governmental actions related to food safety incidents and potential class action litigation regarding employment laws, advertising claims or other matters; and increases in ingredient and other operating costs due to our Food With Integrity philosophy, tariffs or trade restrictions and supply shortages. We are including this Cautionary Note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements after the date of this report as a result of new information, future events or other developments, except as required by applicable laws and regulations.

ITEM 1.  BUSINESS

General

Chipotle Mexican Grill, Inc., a Delaware corporation, together with its subsidiaries (“Chipotle,” “we,” “us,” or “our”) owns and operates Chipotle Mexican Grill restaurants, which feature a relevant menu of burritos, burrito bowls (a burrito without the tortilla), quesadillas, tacos, and salads. We strive to cultivate a better world by serving responsibly sourced, classically cooked, real food with wholesome ingredients and without artificial colors, flavors or preservatives. We are passionate about providing a great guest experience and making our food more accessible to everyone while continuing to be a brand with a demonstrated purpose. Our first Chipotle restaurant opened in Denver, Colorado in 1993. Nearly 30 years later, our devotion to seeking out high-quality ingredients, raised with respect for animals, farmers, and the environment, remains at the core of our commitment to Food With Integrity.

As of December 31, 2022, we owned and operated 3,129 Chipotle restaurants throughout the United States, 53 international Chipotle restaurants, and five non-Chipotle restaurants. We manage our operations based on eight regions and have aggregated our operations to one reportable segment. Our revenue is derived from sales by our restaurants.

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

•Making the brand visible, relevant, and loved to improve overall guest engagement;

•And expanding access and convenience by accelerating new restaurant openings.

Food With Integrity

Serving high quality food while still charging reasonable prices is critical to ensuring guests enjoy wholesome food at a great value. In our Chipotle restaurants, we strive to serve only meats that are raised in accordance with criteria we have established in an effort to improve sustainability and promote animal welfare, and without the use of non-therapeutic antibiotics or added growth hormones. We brand these meats as “Responsibly Raised®.” We also seek to use responsibly grown produce, by which we mean produce grown by suppliers whose practices conform to our Food With Integrity standards and our priorities with respect to environmental considerations and employee welfare. For more information about our sustainability and animal welfare initiatives, see our biennial Sustainability Report and interim Update Report on our website www.chipotle.com/about-us/sustainability.

Purchasing

Maintaining the high levels of quality and safety we demand in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Our 26 independently owned and operated regional distribution centers purchase from various suppliers we carefully select based on quality, price, availability, and the suppliers’ understanding of and adherence to our mission and Food With Integrity standards. We’ve also sought to increase, where practical, the number of suppliers for our ingredients to help mitigate pricing volatility and reduce our reliance on one or several suppliers, which could create supply shortages. In addition, we closely monitor industry news, trade tariffs, weather, exchange rates, foreign demand, crises and other world events that may affect our ingredient prices. Certain key ingredients (certain cuts of beef, tomatoes, tortillas and adobo) are purchased from a small number of suppliers.

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

•small grower support;

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

Digital Business

Our digital platform continues to be a strategic driver of our growth. In recent years we have significantly upgraded our capabilities by digitizing our restaurant kitchens, expanding our partnerships with third-party delivery services and building more Chipotlanes, which is our drive through format for customer pick-up of digital orders. Digital sales, which represent food and beverage revenue generated through the Chipotle website, Chipotle app or third-party delivery aggregators includes revenue deferrals associated with Chipotle Rewards, represented 39.4% of food and beverage revenue in 2022, compared to 45.0% of food and beverage revenue in 2021. Our strong digital platform gave us a competitive advantage during the peaks of the COVID-19 pandemic, as more guests preferred to eat their meals at home and in-restaurant dining was prohibited or restricted. We have made digital ordering convenient with enhancements to the Chipotle app and website, such as unlimited customization, contactless delivery, and group ordering.

Human Capital

As of December 31, 2022, Chipotle employed 104,958 people worldwide, of which 103,345 individuals are employed in the U.S. and 1,613 are employed in Canada, France, Germany and the United Kingdom. In the United States, we employed 102,219 people in our restaurants and 1,126 people in our Restaurant Support Centers and field support organizations. In 2022 only one restaurant voted to form a union, and we believe that our relationship with our employees is good. We also believe our efforts to manage our workforce have been effective, as evidenced by a strong culture and our employees’ demonstrated commitment to living our purpose and values.

Diversity, Equity & Inclusion

As a people-first company rooted in values, our purpose of Cultivating a Better World extends beyond serving nutritious food using real ingredients. It means hiring world-class individuals dedicated to investing in their future and partnering together to positively impact the communities they serve. Most notably, our diversity and inclusion strategy is to foster a culture that values and champions diversity, while leveraging the individual talents of all team members to grow our business and Cultivate a Better World.

As of December 31, 2022, approximately 50% of our U.S.-based employee population was female and approximately 70% of our U.S.-based employee population was comprised of racial and ethnic minorities. U.S. diversity statistics were as follows:

Our most recent EEO-1 consolidated report is posted on the Investors page of our website at www.ir.chipotle.com under Corporate Governance – Human Capital Information and additional details about the demographics of our employee population is included there and in our biennial Sustainability Report and interim Update Report on our website www.chipotle.com/about-us/sustainability.

Maintaining a diverse, equitable and inclusive work environment is critical to our business success. Therefore, we have undertaken several actions to ensure that our diversity strategy is effective. Since December 2021, we have been participating in Management Leadership for Tomorrow’s Black Equity at Work Certification Program, which establishes a comprehensive aggregate measurement system and provides a rigorous, results-oriented approach that accelerates progress toward Black equity internally, amongst our employees, and externally by supporting Black equity within our business partners and in the communities where we operate. In addition to the Black Equity at Work Certification Program, in early 2023 we engaged an independent third-party consultant to conduct a Talent Management Equity Audit, which aims to identify where in the talent management cycle we may need to debias or create more equitable policies, practices, and procedures, identify potential blockers and new opportunities to creating and sustaining equity in talent management, and identify key strengths and pockets of risk. We plan to disclose key results and action plans from these initiatives in our Sustainability Report.

We also retain an independent third-party compensation consultant each year to conduct a pay equity analysis of our U.S. workforce, including factors of pay (e.g., grade level, tenure in role, most recent promotion) and external market conditions (e.g., geographic location) to ensure consistency and equitable treatment amongst our employees. In 2022, our review included 99% of our U.S. employee population, excluding only approximately 50 of our most senior management employees, and the results did not identify preferential treatment to any class of employee; however, we identified several isolated discrepancies between actual compensation and our policies and we quickly made pay adjustments to close all identified gaps.

Talent Development

We believe that our people and culture give us a competitive advantage in our business. In 2022, we had approximately 22,000 internal promotions. Additionally, 90% of all restaurant management roles were internal promotions including 100% of US Regional Vice President roles, 81% of Team Directors, and 74% of Field Leader positions. We provide our employees various learning opportunities to ensure that we maintain a diverse pipeline of talent available to regularly promote employees to leadership positions, including the following:

•Our Leadership Evolution and Development Program focuses on preparing a cross-functional cohort of mid-level managers for the future of work and leadership. During the 9-month program, participants learn the critical capabilities of leading oneself, to leading others, to leading the business with topics designed to stretch capabilities and improve decision-making skills.

•Our Executive Development Program, which focuses on developing eleven high potential Team Directors by providing them with opportunities to develop in areas such as leadership, marketing, business and finance, data and analytics, ESG and hospitality, as well as gain an in-depth understanding of various functions within the company.

•Online executive coaching for mid- and senior level leaders throughout the organization.

•Coordinated talent calibration across the organization to identify a diverse pipeline of emerging leaders, matching these leaders with the appropriate development programs to ensure we have a slate of ‘ready now’ internal talent for critical roles within the organization.

•Development courses and programs that focus on creating an inclusive culture.

Total Rewards

The financial, physical and mental wellness of our employees remains our top priority and we believe we have compelling compensation packages and incentive programs and a robust suite of benefit offerings that enables us to engage current team members and attract new team members:

•Our commitment to pay equity is evidenced by our investment in our compensation packages, including competitive wages and industry leading incentive programs, such as our annual and quarterly bonus programs, that allow us to attract and retain the top talent in the industry.

•Our Debt-Free Degree program that now provides Chipotle employees access to nearly 100 degrees at 10 universities, completely tuition debt free.

•New Career Certificates, which further enhances our Tuition Assistance benefits by providing on-demand certificate programs to help Chipotle team members advance their careers in as little as eight weeks.

•In 2023, we launched a program that provides our medically enrolled employees and their families with a Health Pro who can help them navigate the complex healthcare environment, helping them understand how their health benefits cover their care, how to save money, as well as get expert, high-quality medical care.

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

•data privacy and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information, including state laws such as the California Privacy Rights Act (“CPRA”) and CCPA in California as well as new privacy-related legislation in Virginia, Colorado, Connecticut, Utah and a growing number of other states, and international laws such as GDPR in the European Union and the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, and payment card industry standards and requirements;

•health, sanitation, safety and fire standards and the sale of alcoholic beverages;

•building and zoning requirements, including state and local licensing and regulation governing the design and operation of facilities and land use;

•public accommodations and safety conditions, including the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations, online resources and other areas;

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

Food safety is our top priority, and we dedicate significant resources to ensuring that our guests enjoy safe, high-quality food products. However, even with strong preventative controls and interventions, food safety risks cannot be completely eliminated in every restaurant. Incidents of food-borne illnesses continue to occur in the restaurant industry and may result from the failure of restaurant employees or suppliers to follow our food safety policies and procedures, or from employees or guests entering our restaurant while ill and contaminating ingredients or surfaces. Although we monitor and audit compliance with our program, we cannot guarantee that each and every food item is safely and properly maintained from the start of the supply chain through guest consumption. Any report, legitimate or rumored, of food-borne illness such as E. coli, hepatitis A, norovirus or salmonella, or other food safety issue, such as food tampering or contamination, at one of our restaurants could adversely affect our reputation and have a negative impact on our sales. In addition, instances of food-borne illness or food safety issues that occur solely at competitors’ restaurants could result in negative publicity about the restaurant industry and adversely impact our sales. Social media has dramatically increased the speed with which negative publicity, including actual or perceived food safety incidents, is disseminated before there is any meaningful opportunity to investigate, respond to and address an issue. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

We may be more susceptible than our competitors to significant negative consequences from food safety incidents due to several highly publicized food safety incidents involving E. coli, C. perfringens bacteria and norovirus that were connected to a number of our restaurants between 2015 to 2018. These incidents and the related negative publicity had a significant negative impact on our sales and profitability for those years. Because of consumer perceptions of our restaurants in the wake of these incidents, any future food safety incidents associated with our restaurants—even incidents that would be considered minor at our competitors—may have a more significant negative impact on our sales and our ability to retain guests. In addition, we may be at a higher risk for food safety incidents than some competitors due to our greater use of fresh, unprocessed produce, handling of raw chicken in our restaurants, our reliance on employees cooking with traditional methods rather than automation, and our avoidance of frozen ingredients. The risk of illnesses associated with our food also may increase due to our delivery or catering businesses, in which our food is transported, stored and/or served in conditions that are not under our control. All of these factors could have an adverse impact on our ability to attract and retain guests, which could in turn have a material adverse effect on our growth and profitability.

Our digital business, which accounted for a significant portion of our 2022 total revenue, is subject to risks.

In 2022, 39.4% of our food and beverage revenue was derived from digital orders, which includes third-party delivery and customer pickup in-restaurant and through our Chipotlanes. Approximately 19% of our 2022 food and beverage revenue consisted of delivery orders for which we are reliant on third-party delivery companies. Depending on which ordering platform a guest uses – our platform or the platform of a third-party delivery service – the delivery fee we collect from the guest may be less than the actual delivery cost, which has a negative impact on our profitability. In 2022, we implemented several menu price increases to partially offset the increases in delivery, labor and other costs; however, our higher menu prices may cause some guests to shift their purchases to other restaurants offered on the platform. These delivery companies maintain control over data regarding our guests who use their platform and over the guest experience. If a third-party delivery driver fails to make timely deliveries or fails to deliver the complete order, our guests may attribute the bad customer experience to Chipotle and could stop ordering from us. The ordering and payment platforms used by these third parties, our mobile app or our online ordering site has been and could again be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our overall sales and reputation. If the third-party delivery companies we utilize increase their fees or give greater priority or promotions on their platforms to other restaurants, our delivery business and our sales may be negatively impacted. The delivery business has been consolidating and may continue to consolidate, which may give third-party delivery companies more leverage in negotiating the terms and pricing of contracts, which in turn could negatively impact our profits from this channel.

The restaurant industry is highly competitive. If we are not able to compete successfully, our business, financial condition and results of operations would be adversely affected.

The restaurant industry is highly competitive with respect to taste preferences, price, food quality and selection, customer service, brand reputation, digital engagement, advertising and promotional initiatives, and the location, attractiveness and maintenance of restaurants. We also compete with non-traditional market participants, such as convenience stores, grocery stores, coffee shops, meal kit delivery services, and “ghost” or “dark” kitchens, where meals are prepared at separate takeaway premises rather than a restaurant. Competition from food delivery services, which promote a wide variety of restaurant options on their sites, also has increased in recent years, particularly during the COVID-19 pandemic. Increased competition could have an adverse effect on our sales, profitability and development plans. If consumer or dietary preferences change, if our marketing efforts are unsuccessful, or if our restaurants are unable to compete successfully with other restaurant outlets, our business could be adversely affected.

We continue to believe that our commitment to higher-quality and responsibly sourced ingredients resonates with guests and gives us a competitive advantage; however, many of our competitors also make claims related to the quality of their ingredients and lack of artificial flavors, colors and preservatives. The increasing use of these claims by competitors, regardless of the accuracy of such claims, may lessen our differentiation and make it more difficult for us to compete. If we are unable to continue to maintain our distinctiveness and compete effectively, our business, financial condition and results of operations could be adversely affected.

If we do not continue to persuade consumers of the benefits of paying higher prices for our higher-quality food, our sales and results of operations could be hurt.

Our success depends in large part on our ability to persuade consumers that food made with ingredients that were raised or grown according to our Food With Integrity principles is worth paying a higher price relative to prices of some of our competitors, particularly quick-service restaurants. Under our Food With Integrity principles, for example, animals must be responsibly raised, and the milk in our sour cream, cheese and queso must come from cows that have not been treated with rBGH, practices which typically are more costly than conventional farming. If we are not able to successfully persuade consumers that consuming food made in accordance with our Food With Integrity principles is better for them and the environment, or if consumers are not willing to pay the prices we charge, our sales could be adversely affected, which would negatively impact our results of operations.

Our inability or failure to recognize, respond to and effectively manage the immediacy of social media could have a material adverse impact on our business.

Social media and internet-based communications, including video-sharing, social networking, and gaming and messaging platforms, give users immediate access to a broad audience. These platforms have dramatically increased the speed and scale of dissemination and accessibility of information, including negative publicity related to food safety incidents and negative guest and employee experiences. Accurate and inaccurate or misleading information can be widely disseminated before there is any meaningful opportunity to respond or address an issue. As a result of our highly publicized food safety incidents in 2015 – 2018, negative social media posts about our business may generate a disproportionately negative response than would be experienced by other companies without a similar history. It is impossible for us to fully predict or control social media backlash, which could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy.

Use of social media is an important element of our marketing efforts. New social media and internet-based communication platforms are developing rapidly, and we need to continuously innovate and evolve our marketing strategies to maintain our brand relevance and broad appeal to guests. We also continue to invest in other digital marketing initiatives to reach our guests and build their awareness of, engagement with, and loyalty to us, including our “Chipotle Rewards” loyalty program. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased customer engagement or brand recognition. Other risks associated with our use of social media and internet-based communication platforms include association with influencers or online celebrities who become embroiled in controversy, platforms and business partners who experience challenges, improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. The inappropriate use of social media by our guests or employees could lead to litigation or result in negative publicity that could damage our reputation.

Risks Related to Human Capital

If we are not able to hire, develop and retain qualified restaurant employees and/or appropriately plan our workforce, our growth plan and profitability could be adversely affected.

We rely on our restaurant-level employees to consistently provide high-quality food and positive experiences to our guests. In addition, our ability to continue to open new restaurants depends on us attracting, hiring, developing and retaining high-quality employees to manage and work in our restaurants. Maintaining appropriate staffing in our restaurants requires precise workforce planning, which planning has become more complex due to predictive scheduling laws (also called “fair workweek” or “secure scheduling”) and “just cause” termination legislation in certain geographic areas where we operate, and the so-called “great resignation” trend. The market for qualified talent continues to be competitive and we must ensure that we continue to offer competitive wages, benefits and workplace conditions to retain qualified employees. We have experienced and may continue to experience challenges in hiring and retaining restaurant employees and in maintaining full restaurant staffing in various locations, which has resulted in longer wait times for guest orders, temporary closures of the digital make line and decreased employee satisfaction. In one instance, we permanently closed a restaurant due to lack of necessary staff after a prolonged recruiting effort. A shortage of qualified candidates who meet all legal work authorization requirements, failure to hire and retain new restaurant employees in a timely manner or higher than expected turnover levels could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization efforts, which could negatively impact our ability to meet our growth targets. We have experienced labor union efforts to organize groups of our employees from time to time and, if successful, those organizational efforts may decrease our operational flexibility and disrupt our normal operations, which could adversely affect our business.

If we fail to comply with applicable federal, state and local employment and labor laws and regulations, it could have a material, adverse impact on our business.

Various federal, state and local employment and labor laws and regulations govern our relationships with our employees, and similar laws and regulations apply to our operations outside of the U.S. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide and document meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws and anti-discrimination and anti-harassment laws. We incur substantial costs to comply with these laws and regulations and non-compliance could expose us to significant liabilities. For example, a number of lawsuits previously have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee classification, employee record-keeping and related practices with respect to our employees. We incur legal costs to defend these cases, and we could incur losses from these and similar cases, and the amount of such losses or costs could be material.

In addition, several jurisdictions, including New York City, Philadelphia, Chicago, Seattle, Oregon, San Francisco, San Jose and Berkeley have implemented fair workweek or “secure scheduling” legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees, and additional jurisdictions are considering similar legislation. Several jurisdictions also have implemented sick pay and paid time off legislation, which requires employers to provide paid time off to employees, and “just cause” termination legislation, which restricts companies’ ability to terminate employees or reduce employees’ hours unless they can prove “just cause” or a “bona fide economic reason” for the termination or reduction in hours. All of these regulations impose additional obligations on us and our failure to comply with any of these regulations could subject us to penalties and other legal liabilities, which could adversely affect our business and results of operations and potentially cause us to close or reduce operating hours of some restaurants in these jurisdictions. For example, we previously reported the settlement of a complaint alleging that we violated New York City’s Fair Workweek law and Earned Safe and Sick Time Act. We also have been and are undergoing several audits of our compliance with employment law requirements in other cities, which could result in additional liabilities. Our liability exposure for these employment laws and regulations may be higher than our restaurant peers because we are one of the largest restaurant companies that owns and operates all our restaurants, while most of our restaurant peers franchise some or a significant portion of their operations.

Increases in the cost of labor could adversely impact our business and profitability.

Our business has been and could continue to be adversely impacted by increases in labor costs caused by factors such as federal, state and local laws governing matters such as minimum wages, meal and rest breaks and changes to eligibility for overtime pay; regulations regarding scheduling and benefits; increased health care and workers’ compensation insurance costs; higher wages and costs of other benefits necessary to attract, hire and retain high-quality employees with the right skill sets in a highly competitive job market; and increased wages, benefits and costs related to the COVID-19 pandemic. In addition, state and local laws such as the recently passed California AB 257 (the “FAST Act”) may require wage increases and working hour and working condition standards that would restrict our flexibility to respond to market conditions and increase our costs without corresponding benefits. Although the FAST Act is stayed pending a referendum in 2024, it is possible that ultimately it will be enforced, and that other jurisdictions will pass similar laws. Our ability to offset higher labor costs by increasing menu prices depends on the willingness of our guests to pay the higher prices and the perceived value of our meals relative to competitors. If competitive or inflationary pressures or other factors prevent us from offsetting higher labor costs by increased menu prices, our profitability may decline.

Risks Related to IT Systems, Cybersecurity and Data Privacy

Breaches or other unauthorized access, theft, modification or destruction of guest and/or employee personal, confidential or other material information that is stored in our systems or by third parties on our behalf could adversely affect our business.

We could experience a cybersecurity or privacy incident, which generally refers to any intentional attack or an unintentional event that results in unauthorized access to personal information or systems to disrupt operations, corrupt data or steal confidential information or intellectual property, or a ransomware attack, which is a type of malicious software that infects a computer and restricts users' access to it until a ransom is paid. Any such incident that compromises the information of our guests or employees or disrupts our business operations could result in widespread negative publicity, damage to our reputation, a loss of guests, disruption of our business and legal liabilities. If any of our critical suppliers is the target of a cybersecurity or ransomware attack, we could experience a significant disruption in our supply chain and possibly shortages of key ingredients. In the past year, a ransomware attack on one of our key vendors required us to reperform manual processes, which resulted in delays and reduced efficiencies.

As our reliance on technology has grown, the scope and severity of risks posed to our systems from cyber threats has increased. In addition, as more business activities have shifted online and more people are working remotely, we have experienced an increase in cybersecurity threats and attempts to breach our security networks. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until attacks are launched or have been in place for a period of time. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, malware and other events that could have a security impact; however, there can be no assurance that these measures will be effective.

The majority of our restaurant sales are made by credit or debit cards, and we also maintain personal information regarding our employees and guests, and confidential information about our guests and suppliers. We segment our card data environment and employ a cyber security protection program that is based on proven industry frameworks, including cyber security techniques, tactics and procedures such as the deployment of a robust set of security controls, continuous monitoring and detection programs, network protections, vendor selection criteria, secure software development programs and ongoing employee training, awareness and incident response preparedness. In addition, we continuously scan our environment for any vulnerabilities, perform penetration testing, engage third parties to assess effectiveness of our security measures and collaborate with members of the cyber security community. However, there are no assurances that such programs will be effective in detecting or preventing cybersecurity breaches.

From time to time we have been, and likely will continue to be, the target of cyber and other security threats. For example, some of our guests have experienced account takeover fraud, in which guests use the same log in credentials on multiple websites and, when a third party fraudulently obtains those credentials from one website, they can gain unauthorized access to the guests’ accounts on our website and charge food orders to the credit card linked to their account (without accessing credit card data). We may become subject to legal proceedings or governmental investigations for purportedly fraudulent transactions arising out of the actual or alleged theft of data or if guest or employee information is obtained by unauthorized persons or used inappropriately. Any such claim or proceeding, or any adverse publicity resulting from such an event, may have a material adverse effect on our business and we may incur significant remediation costs.

We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply, we could be subject to government enforcement actions, private litigation and adverse publicity.

Complex local, state, federal and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. For example, the European Union’s General Data Protection Regulation (“GDPR”) requires companies to meet certain requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves, and failure to meet the GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. Additionally, the California Consumer Privacy Act of 2018 (“CCPA”) provides a private right of action for data breaches and requires companies that process the personal information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and to request deletion of personal information (subject to certain exceptions). Virginia, Colorado, Connecticut and Utah have enacted similar data privacy legislation that will take effect in 2023, and several other states and countries are considering expanding or passing privacy laws in the near term. If we fail, or are perceived to have failed, to properly respond to security breaches of our or a third party’s information technology systems or fail to properly respond to or honor consumer requests under any of the foregoing privacy laws, we could experience reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including regulatory fines and penalties, and in some cases civil liabilities where individuals have been provided with a private right of action.

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

The regulatory environment related to privacy and data security is changing at an ever-increasing pace, with new and increasingly rigorous requirements applicable to our business. In addition, the issues regulated by privacy laws (such as advertising and marketing, children, biometric, employee, and health related information) have expanded, as have the number of city, state, federal and international governmental bodies and agencies that have recently passed or are currently considering privacy legislation or regulatory rulemaking. Where not limited by preemption, many states have passed or are considering adopting stricter versions of federal privacy laws (e.g., state level statutes similar to the Telephone Consumer Protection Act of 1991 (“TCPA”), the Health Insurance Portability and Accountability Act, and the Children’s Online Privacy Protection Act of 1998 (“COPPA”)). Private service providers also have implemented mandatory privacy requirements impacting businesses, like Chipotle, that wish to utilize services available on their platforms. Taken together, Chipotle faces rapidly increasing compliance costs in order to modify its operations and business practices to comply with applicable laws, regulations and other requirements.

We rely heavily on information technology systems and failures or interruptions in our IT systems could harm our ability to effectively operate our business and/or result in the loss of guests or employees.

We rely heavily on information technology systems, including the point-of-sale and payment processing system in our restaurants, technologies supporting our digital and delivery business, technologies that trace ingredients back to suppliers and growers and manage our supply chain, our rewards program, technologies that facilitate marketing initiatives, employee engagement and payroll processing, and various other processes and transactions. Our ability to effectively manage our business and coordinate the procurement, production, distribution, safety and sale of our products depends significantly on the availability, reliability and security of these systems. Many of these critical systems are provided and managed by third parties, and we are reliant on these third-party providers to implement protective measures that ensure the security and availability of their systems. Although we have operational safeguards in place, these safeguards may not be effective in preventing the failure of these third-party systems or platforms to operate effectively and be available. Failures may be caused by various factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or the third-party service providers. If any of our critical IT systems were to become unreliable, unavailable, compromised or otherwise fail, and we were unable to recover in a timely manner, we could experience an interruption in our operations that could have a material adverse impact on our profitability.

Our inability or failure to execute a comprehensive business continuity plan at our restaurant support centers following a disaster or force majeure event could have a material adverse impact on our business.

Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one location. We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information, and the COVID-19 pandemic provided a limited test of our ability to manage our business remotely. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans security may not adequately address all threats we face or protect us from loss.

Risks Related to Supply Chain

Increases in the costs of ingredient and other materials, including increases caused by inflation, global conflicts, the COVID-19 pandemic and climate risks, could adversely affect our results of operations.

Supply chain risk could increase our costs and limit the availability of ingredients and supplies that are critical to our restaurant operations. The markets for some of our ingredients, such as beef, avocado and other produce, are particularly volatile due to factors beyond our control such as limited sources, seasonal shifts, climate conditions, recent inflationary trends, military and geopolitical conflicts and industry demand, including as a result of animal disease outbreaks, international commodity markets, food safety concerns, product recalls and government regulation. In addition, for certain of our ingredients and other materials, we have a limited number of suppliers and distributors. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, in 2022 costs for certain supplies and ingredients, such as avocados, packaging, dairy, tortillas, beef and chicken increased materially and rapidly, and inflationary pressures could continue and/or spread to more categories as inflation increases continue across the global supply chain. Our efforts to mitigate future price risk through forward contracts, strong partnerships with key suppliers, careful planning and other activities may not fully insulate us from increases in commodity costs, which could have an adverse impact on our profitability.

We also could be adversely impacted by price increases specific to meats raised in accordance with our Responsibly Raised animal welfare criteria, and ingredients grown in accordance with our Food With Integrity specifications, the markets for which are generally smaller and more concentrated than the markets for conventionally raised or grown ingredients. Any increase in the prices of the ingredients most critical to our menu, such as chicken, beef, dairy (for cheese, sour cream and queso), avocados, beans, rice, tomatoes and pork, would have a particularly adverse effect on our operating results. If the cost of one or more ingredients significantly increases, we may choose to temporarily suspend serving menu items that use those ingredients, such as guacamole or one of our proteins, rather than pay the increased cost. Any such changes to our available menu may negatively impact our restaurant traffic and could adversely impact our sales and brand.

Shortages or interruptions in the supply of ingredients could adversely affect our operating results.

Our business is dependent on frequent and consistent deliveries of ingredients that comply with our Food With Integrity specifications. We may experience shortages, delays or interruptions in the supply of ingredients and other supplies to our restaurants due to inclement weather, natural disasters, labor issues or other operational disruptions at our suppliers, distributors or transportation providers, or other conditions beyond our control. In addition, we have a single or a limited number of suppliers for some of our ingredients, including salt, certain cuts of beef, tomatoes, tortillas and adobo. Although we believe we have potential alternative suppliers and sufficient reserves of ingredients, shortages or interruptions in our supply of ingredients could adversely affect our financial results.

Legal and Regulatory Risks

A violation of Chipotle’s Deferred Prosecution Agreement could have an adverse effect on our business and reputation.

In April 2020, Chipotle signed a Deferred Prosecution Agreement (the “DPA”) to settle an official criminal investigation conducted by the U.S. Attorney’s Office for the Central District of California, in conjunction with the U.S. Food and Drug Administration’s Office of Criminal Investigations (collectively, the “DOJ”), into food safety matters that occurred in our restaurants dating back to January 1, 2013. Pursuant to the DPA, the DOJ filed a two-count Class A Misdemeanor Information in the United States District Court for the Central District of California charging Chipotle with adulterating and causing food to be adulterated within the meaning of the Federal Food, Drug and Cosmetic Act while such food was held for sale. Under the DPA, Chipotle paid a fine and is required to maintain a comprehensive compliance program designed to ensure Chipotle complies with all applicable federal and state food safety laws. If Chipotle is in full compliance with all of its obligations under the DPA at the conclusion of the three-year deferred prosecution term, which ends in April 2023, the DOJ agreed to move to dismiss the two-count Information filed against Chipotle.

Chipotle owns and operates over 3,100 restaurants and we dedicate substantial resources to our food safety program; however, even with strong preventative controls and interventions, food safety risks cannot be completely eliminated in any restaurant. Food safety risks may arise due to possible failures by restaurant employees or suppliers to follow food safety policies and procedures, employees or guests coming to the restaurant while ill or contaminated ingredients in the food we sell. If Chipotle is found to have breached the terms of the DPA, the DOJ may elect to prosecute, or bring a civil action against us for conduct alleged in the DPA’s Statement of Facts, which could result in additional fines, penalties, and have material adverse impacts on our results of operations and adversely affect our brand and reputation.

We could be party to litigation or other legal proceedings that could adversely affect our business, results of operations and reputation.

We have been and likely will continue to be subject to litigation and other legal proceedings that may adversely affect our business. These legal proceedings may involve claims brought by employees, guests, government agencies, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These legal proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including those governing wage and hour, employment of minors, discrimination, harassment, wrongful termination, and vacation and family leave laws; food safety issues including food-borne illness, food contamination and adverse health effects from consumption of our food products; data security or privacy breaches; guest discrimination; personal injury in our restaurants; marketing and advertising claims, including claims that our Food With Integrity or other sustainability claims are misleading or inaccurate; infringement of patent, copyright or other intellectual property rights; violation of the federal securities laws or other concerns. In 2022, a number of lawsuits were filed against us and governmental audits initiated alleging violations of federal and state employment laws, including wage and hour claims, and we could be involved in similar or even more significant litigation and legal proceedings in the future. Even if the allegations against us in current or future legal matters are unfounded or we ultimately are held not liable, the costs to defend ourselves may be significant and the litigation may subject us to substantial settlements, fines, penalties or judgments against us and may divert management's attention away from operating our business, all of which could negatively impact our financial condition and results of operations. Litigation also may generate negative publicity, regardless of whether the allegations are valid, or we ultimately are not liable, which could damage our reputation, and adversely impact our sales and our relationship with our employees and guests.

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

•employment practices and working conditions, including minimum wage rates, wage and hour practices, fair workweek/secure scheduling and “just cause” legislation, employment of minors, discrimination, harassment, classification of employees, paid and family leave, workplace safety, immigration and overtime among others;

•data privacy and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information, including state laws such as CPRA and CCPA in California as well as new privacy-related legislation in Virginia, Colorado, Connecticut, Utah and a growing number of other states, privacy laws aimed at protecting children, such as TCPA and COPPA, and international laws such as GDPR in the European Union and PIPEDA in Canada, and payment card industry standards and requirements;

•health, sanitation, safety and fire standards and the sale of alcoholic beverages;

•building and zoning requirements, including state and local licensing and regulation governing the design and operation of facilities and land use;

•public accommodations and safety conditions, including the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations, online resources and other areas;

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

As of December 31, 2022, we owned and operated over 3,100 Chipotle restaurants and we plan to open a significant number of new restaurants in the next several years. Our existing restaurant management systems, back office technology systems and processes, financial and management controls, information systems and personnel may not be adequate to support our continued growth. To effectively manage a larger number of restaurants, we may need to upgrade and expand our infrastructure and information systems, automate more processes that currently are manual or require manual intervention and hire, train and retrain restaurant employees and corporate support staff, all of which may result in increased costs and at least temporary inefficiencies. We also place a lot of importance on our culture, which we believe has been an important contributor to our success, and as we continue to grow it may be increasingly difficult to maintain our culture. Our failure to sufficiently invest in our infrastructure and information systems and maintain our strong staffing and culture could harm our brand and operating results.

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

Risks Related to Environmental, Social and Governance Factors

If we are unable to achieve our social and environmental sustainability goals, our reputation and results of operations could be adversely affected.

In addition to financial performance, companies increasingly are being judged by their performance on a variety of environmental, social and governance (“ESG”) factors. Investors, governmental agencies and self-regulatory organizations, including the SEC, the NYSE and the Financial Accounting Standards Board (the “FASB”), have increasingly focused on social and environmental sustainability achievements and disclosures, including with respect to climate change, energy use, packaging and waste, human rights, sustainable supply chain practices, animal health and welfare and water use. Our mission is to Cultivate a Better World by serving responsibly sourced, classically-cooked, real food with wholesome ingredients without artificial colors, flavors or preservative. We strive to be a leader in responsible and sustainable food production and, in November 2021, we announced that we had set science-based targets validated by the Science Based Targets initiative to reduce absolute Scope 1, 2 and 3 greenhouse gas emissions 50% by 2030 from a 2019 base year. Execution of our mission and achievement of these goals are subject to risks and uncertainties, many of which are outside of our control and may prove to be more difficult and costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to execute on our mission and achieve our ESG goals within currently projected costs and expected timeframes; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; the success of our collaboration with our suppliers and other third parties; and competitive pressures. There is no assurance that we will be able to successfully execute on our mission and fully achieve our ESG goals. Failure to achieve our goals could damage our reputation and relationships with our guests, investors and other stakeholders, which could have an adverse effect on our business, results of operations and stock price.

Climate change and volatile adverse weather conditions could adversely affect our restaurant sales or results of operations.

There is growing concern that climate change and global warming has caused and may continue to cause more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations. Adverse weather conditions have in the past and may again impact guest traffic at our restaurants and, in more severe cases such as hurricanes, tornadoes, wildfires or other natural disasters, cause temporary restaurant closures, all of which negatively impact our restaurant sales. In addition, our supply chain is subject to increased costs caused by the effects of climate change, greenhouse gases and diminishing energy and water resources. Increasing weather volatility and changes in global weather patterns can reduce crop size and crop quality, or destroy crops altogether, which could result in decreased availability or higher pricing for our produce and other ingredients. We may be forced to source ingredients from new geographic regions, which could impact quality and increase costs. These factors are beyond our control and, in many instances, unpredictable. Climate change and government regulation relating to climate change also could result in construction delays for new restaurants and interruptions to the availability or increases in the cost of utilities. The ongoing and long-term costs of these impacts related to climate change and other sustainability-related issues could have a material adverse effect on our business and financial condition if we are not able to mitigate them.

General Risk Factors

Economic and business factors that are largely beyond our control may adversely affect consumer behavior and the results of our operations.

Restaurant dining generally is dependent upon consumer discretionary spending, which may be affected by general economic conditions that are beyond our control. Increasing or prolonged high inflation, international, domestic and regional economic conditions, consumer income levels, financial market volatility, a slow or stagnant pace of economic growth, mass layoffs, rising energy costs, rising interest rates, social unrest, military conflicts and governmental, political and budget concerns or divisions may have a negative effect on consumer confidence and discretionary spending. The rapid increase in inflation during 2022 and widespread concern about a prolonged economic downturn may lead consumers to decrease their discretionary spending. A significant decrease in our guest traffic or average transactions would negatively impact our financial performance. The actual or perceived threat of a pandemic or communicable disease, terrorist attack, mass shooting, heightened security requirements, including cybersecurity, or a failure to protect information systems for critical infrastructure, such as the electrical grid and telecommunications systems, could harm our operations, the economy or consumer confidence generally. Any of the above factors or other unfavorable changes in business and economic conditions affecting our guests could increase our costs, reduce traffic in our restaurants or limit our ability to increase pricing, any of which could lower our profit margins and have a material adverse effect on our sales, financial condition and results of operations. These factors also could cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurant locations. Further, poor economic conditions may force nearby businesses to shut down, which could reduce traffic to our restaurants or cause our restaurant locations to be less attractive.

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

•tax expenses, asset impairment charges and non-operating costs; and

•variations in general economic conditions, including the impact of rising inflation and the impact of rising interest rates on consumer demand trends.

As a result of any of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average restaurant sales or comparable restaurant sales in any particular future period may decrease.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, there were 3,187 restaurants operated by Chipotle and our consolidated subsidiaries, 3,182 of which were Chipotle restaurants. Our main office is located at 610 Newport Center Drive, Newport Beach, CA 92660 and our telephone number is (949) 524-4000. We lease our main office and substantially all of the properties on which we operate restaurants. We own 17 properties and operate restaurants on all of them. For additional information regarding the lease terms and provisions, see Note 1. “Description of Business and Summary of Significant Accounting Policies” and Note 9. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

As of February 7, 2023, there were approximately 1,313 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the fourth quarter of 2022.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October		45,448	$1,512.59	45,448	$344,061,582
	Purchased 10/1 through 10/31
November		53,236	$1,464.22	53,236	$266,112,344
	Purchased 11/1 through 11/30
December		35,071	$1,487.43	35,071	$413,946,701
	Purchased 12/1 through 12/31
Total		133,755	$1,486.74	133,755

(1) Shares were repurchased pursuant to repurchase programs announced on July 26, 2022.

(2) The December total includes an additional $200 million in authorized repurchases approved on December 7, 2022 and announced February 7, 2023. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2017, through December 31, 2022, to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2017. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. The values shown are neither indicative nor determinative of future performance. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Chipotle Mexican Grill, Inc., the S&P 500 Index and the S&P 500 Restaurant Index
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Chipotle Mexican Grill, Inc.
S&P 500
S&P 500 Restaurants

Company/Index	2017	2018	2019	2020	2021	2022
Chipotle Mexican Grill, Inc.	$100	$149	$290	$480	605	$480
S&P 500	100	94	121	140	178	144
S&P 500 Restaurants	100	108	132	152	184	166

*$100 invested on December 31, 2017, in stock or index, including reinvestment of dividends.

Fiscal year ending December 31, 2022.

Source data: FactSet

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2022 items and year-to-year comparisons of 2022 to 2021. Discussions of 2020 items and year-to-year comparisons of 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2021. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that might cause such differences include those described in Item 1A. “Risk Factors” and elsewhere in this report.

Overview

As of December 31, 2022, we operated 3,129 Chipotle restaurants throughout the United States, 53 international Chipotle restaurants, and five non-Chipotle restaurants. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:

•Comparable restaurant sales

•Restaurant operating costs as a percentage of total revenue

•New restaurant openings

2022 Financial Highlights, year-over-year:

•Total revenue increased 14.4% to $8.6 billion

•Comparable restaurant sales increased 8.0%

•Diluted earnings per share was $32.04, a 39.9% increase from $22.90, which includes a $0.74 after-tax impact from expenses related to certain legal proceedings, expenses related to the 2018 performance share COVID-19 related modification, corporate restructuring costs, employee separation costs, restaurant asset impairment and closure costs, and other costs, partially offset by an unrealized gain on investments

Sales Trends. Comparable restaurant sales increased 8.0% for the year ended December 31, 2022. The increase is primarily attributable to an increase in menu prices and, to a lesser extent, an increase in transactions, partially offset by a decrease in group size from the continued resurgence of our in-restaurant business. Comparable restaurant sales represent the change in period-over-period total revenue for restaurants in operation for at least 13 full calendar months.

In-restaurant sales increased 26.4% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to menu price increases, a shift in consumer behaviors related to COVID-19 from digital sales to in-restaurant sales across the country, and new restaurant openings. In-restaurant sales represent food and beverage revenue generated on-premise and include revenue deferrals associated with Chipotle Rewards.

Digital sales represented 39.4% of food and beverage revenue for the year ended December 31, 2022, compared to 45.0% of food and beverage revenue for the year ended December 31, 2021. The decrease in digital sales as a percentage of food and beverage revenue is primarily related to the increase of in-restaurant sales discussed above. Digital sales represent food and beverage revenue generated through the Chipotle website, Chipotle app or third-party delivery aggregators and includes revenue deferrals associated with Chipotle Rewards. We updated the definition of digital sales in the first quarter of 2022 to include revenue deferrals related to Chipotle Rewards. We made this change to allow for a reconciliation to total food and beverage revenue as we now present in-restaurant sales.

Restaurant Operating Costs. During the year ended December 31, 2022, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) were 76.1% of total revenue, a decrease from 77.4% during the year ended December 31, 2021. The decrease was driven primarily by sales leverage and, to a lesser extent, lower delivery expenses associated with lower volume of delivery transactions, partially offset by wage inflation and higher commodity inflation primarily from avocados, packaging, dairy, beef and chicken.

Restaurant Development. During the year ended December 31, 2022, we opened 236 new restaurants, which included 202 restaurants with a Chipotlane. We expect to open approximately 255-285 new restaurants in 2023 (including 10 to 15 relocations), which assumes utility, construction, permit and material supply delays do not worsen. We expect that at least 80% of our new restaurants will include a Chipotlane.

Cultivate Next Fund. In April 2022 we announced the formation of the Cultivate Next Fund, a venture that will make early-stage investments into strategically aligned companies that further our mission to Cultivate a Better World. The venture fund has an initial size of $50.0 million and will be financed almost entirely by Chipotle. As of December 31, 2022, we have made $11.0 million in investments through this fund.

Restaurant Activity

The following table details restaurant unit data for the years indicated.

	Year ended December 31,
	2022	2021
Beginning of period	2,966	2,768
Chipotle openings	235	215
Pizzeria Locale openings	1	-
Chipotle permanent closures	(3)	(10)
Chipotle relocations	(12)	(7)
Total restaurants at end of period	3,187	2,966

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Year ended December 31,		Percentage
	2022	2021	change
	(dollars in millions)
Food and beverage revenue	$8,558.0	$7,457.2	14.8%
Delivery service revenue	76.7	89.9	(14.7%)
Total revenue	$8,634.7	$7,547.1	14.4%
Average restaurant sales (1)	$2.8	$2.6	6.1%
Comparable restaurant sales increase	8.0%	19.3%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase for the year ended December 31, 2022 compared to the year ended December 31, 2021, were comparable restaurant sales increases and new restaurant openings. Total revenue increased due to comparable restaurant sales increase of $568.6 million and restaurants not yet in the comparable base of $519.4 million, of which $210.5 million was due to restaurants opened in 2022.

Food, Beverage and Packaging Costs

	Year ended December 31,		Percentage
	2022	2021	change
	(dollars in millions)
Food, beverage and packaging	$2,602.2	$2,308.6	12.7%
As a percentage of total revenue	30.1%	30.6%	(0.5%)

Food, beverage and packaging costs decreased as a percentage of total revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the benefit of menu price increases. This decrease was partially offset by inflation across the menu, primarily related to higher costs for avocados, packaging, dairy, beef and chicken.

Labor Costs

	Year ended December 31,		Percentage
	2022	2021	change
	(dollars in millions)
Labor costs	$2,198.0	$1,917.8	14.6%
As a percentage of total revenue	25.5%	25.4%	0.1%

Labor costs increased as a percentage of total revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to wage inflation, mostly offset by sales leverage.

Occupancy Costs

	Year ended December 31,		Percentage
	2022	2021	change
	(dollars in millions)
Occupancy costs	$460.4	$416.6	10.5%
As a percentage of total revenue	5.3%	5.5%	(0.2%)

Occupancy costs decreased as a percentage of total revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to sales leverage, partially offset by increased rent expense associated with new restaurants.

Other Operating Costs

	Year ended December 31,		Percentage
	2022	2021	change
	(dollars in millions)
Other operating costs	$1,311.9	$1,197.1	9.6%
As a percentage of total revenue	15.2%	15.9%	(0.7%)

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, technology costs, and maintenance costs. Other operating costs decreased as a percentage of total revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to lower delivery expenses associated with lower volume of delivery transactions and, to a lesser extent, sales leverage. These decreases were partially offset by higher costs across several expenses, most notably higher utilities primarily related to inflation in natural gas and electricity and higher maintenance costs.

General and Administrative Expenses

	Year ended December 31,		Percentage
	2022	2021	change
	(dollars in millions)
General and administrative expense	$564.2	$606.9	(7.0%)
As a percentage of total revenue	6.5%	8.0%	(1.5%)

General and administrative expenses decreased in dollar terms for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the following: a $81.5 million decrease in stock-based compensation and related taxes, primarily attributable to the timing of vesting of the December 2020 modification of 2018 performance awards related to COVID-19; a $13.7 million decrease in performance bonuses and related taxes; and a $12.4 million decrease in litigation expense in 2022 compared to 2021. These decreases were partially offset by a $21.5 million increase in employee wages primarily due to headcount growth; $20.5 million increase in outside services expense related to corporate initiatives; and $12.5 million associated with the biennial All Managers’ Conference that was held in March 2022.

Depreciation and Amortization

	Year ended December 31,		Percentage
	2022	2021	change
	(dollars in millions)
Depreciation and amortization	$286.8	$254.7	12.6%
As a percentage of total revenue	3.3%	3.4%	(0.1%)

Depreciation and amortization decreased as a percentage of total revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to sales leverage, partially offset by increased depreciation expense associated with new restaurants.

Pre-opening costs

	Year ended December 31,		Percentage
	2022	2021	change

Pre-opening costs	$29.6	$21.3	39.0%
As a percentage of total revenue	0.3%	0.3%	0.0%

Pre-opening costs increased in dollar terms for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher wages and rent on increased openings of 236 new restaurants of in 2022 compared to 215 in 2021.

Interest and Other Income, Net

	Year ended December 31,		Percentage
	2022	2021	change

Interest and other income (expense), net	$21.1	$7.8	170.2%
As a percentage of total revenue	0.2%	0.1%	0.1%

Interest and other income (expense), net increased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a gain on our investments in Tractor Beverages, Inc. of $10.4 recognized in the second quarter of 2022, and, to a lesser extent, increased interest income on our investments in US Treasury securities, money market funds and time deposits due to increased interest rates in 2022 as compared to 2021.

Benefit/(Provision) for Income Taxes

	Year ended December 31,		Percentage
	2022	2021	change
	(dollars in millions)
Benefit/(provision) for income taxes	$(282.4)	$(159.8)	76.8%
Effective income tax rate	23.9%	19.7%	n/m*

*Not meaningful

The effective income tax rate for the year ended December 31, 2022, was higher than the effective income tax rate for the year ended December 31, 2021, primarily due to a decrease in tax benefits related to option exercises and equity vesting, a reduction in return to provision benefits, and a net increase in uncertain tax position reserves.

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

Liquidity and Capital Resources

As of December 31, 2022, we had a cash and marketable investments balance of $1.2 billion, excluding restricted cash of $25.0 million and non-marketable investments of $55.8 million. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of December 31, 2022, $413.9 million remained available for repurchases of shares of our common stock, which includes the $200.0 million additional authorization approved by our Board of Directors on December 7, 2022. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. Additionally, as of December 31, 2022, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.

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

Our total capital expenditures for 2022 were $479.2 million. In 2022, we spent on average about $1.2 million in development and construction costs per new restaurant, or about $1.1 million net of landlord reimbursements of $0.1 million. In 2023, we expect to incur about $485 million in total capital expenditures. We expect approximately $350 million in capital expenditures related to our construction of new restaurants, before any reductions for landlord reimbursements. For new restaurants to be opened in 2023, we anticipate average development costs will remain consistent with 2022 due to a significant portion including Chipotlanes. We expect approximately $135 million in capital expenditures related to investments in existing restaurants including remodeling and similar improvements, new equipment and hardware, technology to optimize efficiencies. Finally, we expect a portion of our incurred capital expenditures to be for additional corporate initiatives including investments in technology to boost innovation, enhance the guest experience, and improve operations.

The following table summarizes current and long-term material cash requirements as of December 31, 2022, which we expect to fund primarily with operating cash flows:

	Payments Due by Fiscal Year
	Total	2023	2024-2025	2026-2027	Thereafter
	(dollars in millions)
Operating leases(1)	$5,430	$394	$842	$815	$3,379
Purchase obligations(2)	2,174	870	663	641	-
Total	$7,604	$1,264	$1,505	$1,456	$3,379

(1)See Note 9. “Leases” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” This includes commitments related to reasonably certain renewal periods.

(2)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. We have excluded agreements that are cancelable without penalty. The majority of our purchase obligations relate to food, beverage and packaging, capital projects, information technology, marketing initiatives and corporate sponsorships, and other miscellaneous items.

The above table does not include income tax liabilities for uncertain tax positions for which we are not able to make a reasonably reliable estimate of the amount and period of related future payments. Additionally, we have excluded our estimated loss contingencies, due to uncertainty regarding the timing and amount of payment. See Note 11. “Commitments and Contingencies” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Cash Flows

Cash provided by operating activities was $1.32 billion for the year ended December 31, 2022, compared to $1.28 billion for the year ended December 31, 2021. The increase was primarily due to higher net earnings partially offset by net cash used by changes in operating assets and liabilities.

Cash used in investing activities was $830.0 million for the year ended December 31, 2022, compared to $522.0 million for the year ended December 31, 2021. The change was primarily associated with a $267.3 million increase in U.S. Treasury security purchases net of U.S. Treasury security maturities and, to a lesser extent, increased capital expenditures of $36.7 million primarily related to costs associated with new restaurant development.

Cash used in financing activities was $929.4 million for the year ended December 31, 2022, compared to $548.6 million for the year ended December 31, 2021. The change was primarily due to increased treasury stock repurchases of $363.7 million and, to a lesser extent, $19.1 million of elevated payments of tax withholdings related to stock compensation for the year ended December 31, 2022.

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

Deferred Revenue

Chipotle Rewards

Eligible customers who enroll in the Chipotle Rewards loyalty program generally earn points for every dollar spent. After accumulating the required number of points, the customer may select a reward. Earned rewards generally expire one to two months after they are issued, and points generally expire if an account is inactive for a period of six months.

The estimation of the standalone selling price of points and other rewards issued to customers involves several assumptions, primarily the estimated value of product for which the reward is expected to be redeemed and the probability that the points or reward will expire. Our estimate of points and other rewards we expect to be redeemed is based on historical company specific data. These inputs are subject to change over time due to factors such as menu price increases, changes in point redemption options and changes in customer behavior. A relative increase of 100 basis points in our estimated ultimate redemption rate for future redemptions would have resulted in a reduction of food and beverage revenue on our consolidated statement of income and comprehensive income of approximately $0.7 million for the year ended December 31, 2022.

Gift Cards

We sell gift cards, which do not have expiration dates, and we do not deduct non-usage fees from outstanding gift card balances. Gift card balances are initially recorded as unearned revenue. We recognize revenue from gift cards when the gift card is redeemed by the customer. Historically, the majority of gift cards are redeemed within one year. In addition, a portion of gift cards are not expected to be redeemed and will be recognized as breakage over time in proportion to gift card redemptions (“gift card breakage rate”). The gift card breakage rate is based on company and program specific information, including historical redemption patterns, and expected remittance to government agencies under unclaimed property laws, if applicable. We evaluate our gift card breakage rate estimate annually, or more frequently as circumstances warrant, and apply that rate to gift card redemptions. A relative decrease of 100 basis points to our gift card breakage rate would have resulted in a reduction of food and beverage revenue on our consolidated statement of income and comprehensive income of approximately $0.5 million for the year ended December 31, 2022.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level, or in the case of a potential relocation or closure, at the restaurant level. We manage our restaurants as a group with common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market.

The fair value measurement for asset impairment is generally based on Level 3 inputs. We first compare the carrying value of the asset (or asset group, referred interchangeably throughout as asset) to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value. The estimated fair value of the asset is generally determined using the income approach to measure the fair value, which is based on the present value of estimated future cash flows. Key inputs to the income approach for restaurant assets include the discount rate, projected revenue and expenses, and sublease income if we are closing the restaurant. In certain cases, management uses other market information, when available, to estimate the fair value of an asset. The impairment charges represent the excess of each asset’s carrying amount over its estimated fair value and are allocated among the long-lived asset or assets of the group.

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

Stock-based Compensation

We recognize compensation expense for equity awards over the requisite service period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock-only stock appreciation rights (“SOSARs”), and we use the Monte Carlo simulation model to determine the fair value of stock awards that contain market conditions. Both of these models require assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility and the expected life assumptions were based on our historical data. Similarly, the compensation expense of performance share awards is based in part on the estimated probability of achieving levels of performance associated with particular levels of payout for performance shares. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, including but not limited to growth in restaurant cash flow dollars, growth in comparable restaurant sales and average restaurant level margin, and different assumptions may have resulted in different conclusions regarding the probability of achieving future levels of performance relevant to the payout levels for the awards. Had we arrived at different assumptions of stock price volatility or expected lives of our SOSARs, or if we changed our assumptions regarding the probability of achieving future levels of performance with respect to performance share awards, our stock-based compensation expense and results of operations may be materially different. A relative increase of 100 basis points in our performance payout percentage estimates for all active performance share awards as of December 31, 2022 would have resulted in increased general and administrative expense on our consolidated statement of income and comprehensive income of approximately $0.8 million for the year ended December 31, 2022.

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

Income Taxes

Our provision for income taxes, deferred tax assets and liabilities and any related valuation allowance requires the use of estimates based on our management’s interpretation and application of complex tax laws and accounting guidance. We are primarily subject to income taxes in the United States. We establish reserves for uncertain tax positions for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the measurement and recognition of the item. We may adjust these reserves when our judgment changes as a result of the evaluation of new information not previously available and will be reflected in the period in which the new information is available, or due to the expiration of any applicable statute of limitations. While we believe that our reserves are adequate, issues raised by a tax authority may be resolved at an amount different than the related reserve and could materially increase or decrease our income tax provision in future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices or based on changes in industry indices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of COVID-19 due to industry-wide shipping and freight delays.

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of December 31, 2022, we had $1.3 billion in cash and cash equivalents, current and long-term investments, and restricted cash, nearly all of which are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chipotle Mexican Grill, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2023 expressed an unqualified opinion thereon.

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

The Company incurred $99.8 million in stock-based compensation expense during the year ended December 31, 2022. Approximately 116,000 of the Company’s vested and non-vested stock awards were subject to service and performance conditions during the year ended December 31, 2022. As described in Notes 1 and 8 of the consolidated financial statements, the Company estimates the grant date fair value of the stock awards and expenses the fair value of stock awards subject to service conditions over the respective vesting period. Stock-based compensation expense of stock awards subject to performance conditions is based on the estimated probability of achieving levels of performance associated with particular levels of payout. Additionally, at each reporting period, the Company evaluates the probable outcome of the performance conditions including consideration of significant assumptions and as applicable, recognizes the cumulative effect of the change in estimate in the period of the change.

Auditing the grant date fair value and the appropriateness of the accounting treatment of the Company’s stock awards subject to service and performance conditions was complex and judgmental. In particular, the fair value estimate for stock awards subject to service and performance conditions is sensitive to significant assumptions including management’s internal estimates of the Company’s future performance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls over stock-based compensation. We tested controls over management’s review of the assumptions used with regards to the service and performance conditions. We also tested management's controls to validate that data used in management’s internal estimates of the Company’s future performance was complete and accurate.

Our substantive audit procedures included, among others, testing the significant assumptions underlying the performance conditions (e.g., certain targets related to growth in comparable restaurant sales, average restaurant margin, and cumulative restaurant cash flow dollars) and testing the completeness and accuracy of the underlying data. We evaluated management’s significant assumptions by comparing the assumptions to current market and economic trends, historical results of the Company's business, and to other relevant factors. We additionally performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the stock awards subject to performance conditions resulting from changes in the assumptions. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Notes 1 and 8 of the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Irvine, California

February 8, 2023

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$384,000	$815,374
Accounts receivable, net	106,880	99,599
Inventory	35,668	32,826
Prepaid expenses and other current assets	86,412	78,756
Income tax receivable	47,741	94,064
Investments	515,136	260,945
Total current assets	1,175,837	1,381,564
Leasehold improvements, property and equipment, net	1,951,147	1,769,278
Long-term investments	388,055	274,311
Restricted cash	24,966	30,856
Operating lease assets	3,302,402	3,118,294
Other assets	63,158	56,716
Goodwill	21,939	21,939
Total assets	$6,927,504	$6,652,958
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$184,566	$163,161
Accrued payroll and benefits	170,456	162,405
Accrued liabilities	147,539	173,052
Unearned revenue	183,071	156,351
Current operating lease liabilities	236,248	218,713
Total current liabilities	921,880	873,682
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	3,495,162	3,301,601
Deferred income tax liabilities	98,623	141,765
Other liabilities	43,816	38,536
Total liabilities	4,559,481	4,355,584
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 37,320 and 37,132 shares issued as of December 31, 2022 and December 31, 2021, respectively	373	371
Additional paid-in capital	1,829,304	1,729,312
Treasury stock, at cost, 9,693 and 9,052 common shares as of December 31, 2022 and December 31, 2021, respectively	(4,282,014)	(3,356,102)
Accumulated other comprehensive loss	(7,888)	(5,354)
Retained earnings	4,828,248	3,929,147
Total shareholders' equity	2,368,023	2,297,374
Total liabilities and shareholders' equity	$6,927,504	$6,652,958

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Food and beverage revenue	$8,558,001	$7,457,169	$5,920,545
Delivery service revenue	76,651	89,892	64,089
Total revenue	8,634,652	7,547,061	5,984,634
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	2,602,245	2,308,631	1,932,766
Labor	2,197,958	1,917,761	1,593,013
Occupancy	460,425	416,606	387,762
Other operating costs	1,311,905	1,197,054	1,030,012
General and administrative expenses	564,191	606,854	466,291
Depreciation and amortization	286,826	254,657	238,534
Pre-opening costs	29,560	21,264	15,515
Impairment, closure costs, and asset disposals	21,139	19,291	30,577
Total operating expenses	7,474,249	6,742,118	5,694,470
Income from operations	1,160,403	804,943	290,164
Interest and other income, net	21,128	7,820	3,617
Income before income taxes	1,181,531	812,763	293,781
Benefit/(provision) for income taxes	(282,430)	(159,779)	61,985
Net income	$899,101	$652,984	$355,766
Earnings per share:
Basic	$32.28	$23.21	$12.74
Diluted	$32.04	$22.90	$12.52
Weighted-average common shares outstanding:
Basic	27,851	28,132	27,917
Diluted	28,062	28,511	28,416
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	$(2,534)	$(1,125)	1,134
Comprehensive income	$896,567	$651,859	$356,900

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	36,323	$363	$1,465,697	8,568	$(2,699,119)	$2,921,448	$(5,363)	$1,683,026
Adoption of ASU No. 2016-13, Financial Instrument-Credit Losses (Topic 326)	-	-	-	-	-	(1,051)	-	(1,051)
Stock-based compensation	-	-	84,463	-	-	-	-	84,463
Stock plan transactions and other	381	4	(251)	-	-	-	-	(247)
Acquisition of treasury stock	-	-	-	135	(102,956)	-	-	(102,956)
Net income	-	-	-	-	-	355,766	-	355,766
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	1,134	1,134
Balance, December 31, 2020	36,704	$367	$1,549,909	8,703	$(2,802,075)	$3,276,163	$(4,229)	$2,020,135
Stock-based compensation	-	-	178,703	-	-	-	-	178,703
Stock plan transactions and other	428	4	700	-	-	-	-	704
Acquisition of treasury stock	-	-	-	349	(554,027)	-	-	(554,027)
Net income	-	-	-	-	-	652,984	-	652,984
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	(1,125)	(1,125)
Balance, December 31, 2021	37,132	$371	$1,729,312	9,052	$(3,356,102)	$3,929,147	$(5,354)	$2,297,374
Stock-based compensation	-	-	99,821	-	-	-	-	99,821
Stock plan transactions and other	188	2	171	-	-	-	-	173
Acquisition of treasury stock	-	-	-	641	(925,912)	-	-	(925,912)
Net income	-	-	-	-	-	899,101	-	899,101
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	(2,534)	(2,534)
Balance, December 31, 2022	37,320	$373	$1,829,304	9,693	$(4,282,014)	$4,828,248	$(7,888)	$2,368,023

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2022	2021	2020
Operating activities
Net income	$899,101	$652,984	$355,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286,826	254,657	238,534
Deferred income tax provision	(43,195)	(12,357)	108,350
Impairment, closure costs, and asset disposals	20,738	17,086	28,874
Provision for credit losses	(760)	493	164
Stock-based compensation expense	98,030	176,392	82,626
Other	(16,202)	(4,599)	3,643
Changes in operating assets and liabilities:
Accounts receivable	(14,026)	(1,687)	3,010
Inventory	(3,011)	(6,392)	(394)
Prepaid expenses and other current assets	(14,660)	(26,826)	(11,442)
Operating lease assets	234,273	223,837	184,538
Other assets	(346)	3,993	(26,577)
Accounts payable	18,208	21,440	(3,859)
Accrued payroll and benefits	9,864	(44,555)	76,683
Accrued liabilities	(27,964)	10,997	5,596
Unearned revenue	33,374	34,387	36,958
Income tax payable/receivable	46,262	193,379	(255,251)
Operating lease liabilities	(207,186)	(207,164)	(165,154)
Other long-term liabilities	3,853	(3,984)	1,782
Net cash provided by operating activities	1,323,179	1,282,081	663,847
Investing activities
Purchases of leasehold improvements, property and equipment	(479,164)	(442,475)	(373,352)
Purchases of investments	(614,416)	(429,350)	(468,418)
Maturities of investments	263,548	345,748	419,078
Proceeds from sale of equipment	-	4,035	-
Acquisitions of equity method investments	-	-	(10,025)
Net cash used in investing activities	(830,032)	(522,042)	(432,717)
Financing activities
Acquisition of treasury stock	(830,140)	(466,462)	(54,401)
Tax withholding on stock-based compensation awards	(98,970)	(79,870)	(48,555)
Other financing activities	(294)	(2,274)	(1,895)
Net cash used in financing activities	(929,404)	(548,606)	(104,851)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,007)	(1,039)	1,076
Net change in cash, cash equivalents, and restricted cash	(437,264)	210,394	127,355
Cash, cash equivalents, and restricted cash at beginning of year	846,230	635,836	508,481
Cash, cash equivalents, and restricted cash at end of year	$408,966	$846,230	$635,836
Supplemental disclosures of cash flow information
Income taxes paid (refunded)	$275,796	$(17,831)	$85,010
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$72,021	$63,802	$46,975
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$4,497	$7,695	$-

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of December 31, 2022, we operated 3,187 restaurants, including 3,129 Chipotle restaurants within the United States, 53 international Chipotle restaurants, and five Pizzeria Locale restaurants. Pizzeria Locale is a fast casual pizza concept that is owned and operated by a consolidated entity that we are an investor in. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, our wholly and majority owned subsidiaries and investees we control after elimination of all intercompany accounts and transactions. Certain prior-year amounts have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents

We consider highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents. Amounts receivable from credit card companies are also considered cash equivalents as they are both short term and highly liquid in nature. We maintain cash and cash equivalent balances that exceed federally-insured limits with a number of financial institutions.

Restricted Cash

We maintain certain cash balances restricted as to withdrawal or use. Restricted cash assets are primarily insurance-related restricted trust assets.

Accounts Receivable

Accounts receivable primarily consists of receivables from third party gift card distributors, delivery partners, insurance liabilities covered by third-party insurance carriers and vendor rebates.

Allowance for Credit Losses

We closely monitor accounts receivable and held to maturity investment balances and estimate the allowance for credit losses when lifetime credit losses are expected by management. Our estimate is based on historical collection experience, external market data and other factors, including those related to current market conditions and events. We do not recognize a reserve for expected credit losses related to our U.S. Treasury security investments as management has concluded there is no risk of non-payment.

As of December 31, 2022 and 2021, our allowance for credit losses was $1,180 and $1,950, respectively.

Inventory

Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or net realizable value.

Equity Method Investments

Investments are accounted for under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the earnings or losses as reported by the investees is classified as income from equity investees on our consolidated statements of income and comprehensive income. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in interest income and other income, net on our consolidated statements of income and comprehensive income.

Investments

Investments classified as trading securities are carried at fair value with any unrealized gain or loss being recorded in the consolidated statements of income and comprehensive income. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses, net of tax, included as a component of other comprehensive income (loss), net of income taxes on the consolidated statements of income and comprehensive income. Held-to-maturity securities are carried at amortized cost. Non-marketable equity investments are measured at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Impairment charges on investments are recognized in interest and other income, net on the consolidated statements of income and comprehensive income when management believes the decline in the fair value of the investment is other-than-temporary.

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

Foreign Currency Translation

Our international operations use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated monthly using average monthly exchange rates. Resulting translation adjustments are recorded as a separate component of other comprehensive income (loss), net of income taxes on the consolidated statement of income and comprehensive income.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized. During the years ended December 31, 2022, 2021 and 2020, we capitalized $12,695, $10,870, and $9,268 of internal costs, respectively. Expenditures for refurbishments and improvements that significantly add to the productivity capacity or extend the useful life are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes option periods that are reasonably certain, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and any related gain or loss is reflected in impairment, closure costs, and asset disposals in the consolidated statements of income and comprehensive income. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.

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

Goodwill

Goodwill is not subject to amortization, but instead is tested for impairment annually in the fourth quarter, or more frequently when impairment indicators are present, and we are required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. No impairment charges were recognized on goodwill for the years ended December 31, 2022, 2021, and 2020.

Other Assets

Other assets consist primarily of a rabbi trust as described further in Note 4. “Fair Value of Financial Instruments,” software as a service implementation costs where the service period is greater than one year, an equity method investment described further in Note 5. “Equity Investments” and transferable liquor licenses.

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

We recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes in our consolidated statements of income and comprehensive income. Accrued interest and penalties are included within the related tax reserve on our consolidated balance sheets.

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

We defer revenue associated with the estimated selling price of points or rewards earned by customers as each point or reward is earned, net of points or rewards we do not expect to be redeemed. The estimated selling price of each point or reward earned is based on the estimated value of the product for which the reward is expected to be redeemed. Our estimate of points and rewards we expect to be redeemed is based on historical and other company specific data. The costs associated with rewards redeemed are primarily included in food, beverage, and packaging on our consolidated statements of income and comprehensive income.

We evaluate Chipotle Rewards point breakage annually, or more frequently as circumstances warrant. We completed our most recent breakage assessment as of October 31, 2022, which resulted in a reduction in revenue recognized of $6,070 during the three months ended December 31, 2022. The reduction in revenue recognized was primarily the result of a change in our ultimate redemption rate estimate as program data indicated a higher redemption trend than previously estimated.

We recognize loyalty revenue within food and beverage revenue on the consolidated statements of income and comprehensive income when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our consolidated balance sheets.

Advertising, Marketing and Promotional Costs

Advertising, marketing and promotional costs are expensed as incurred and totaled $250,673, $222,091 and $222,820 for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising, marketing and promotional costs include costs related to free food which a customer does not need to make a purchase to earn. These costs are included in other operating costs on the consolidated statements of income and comprehensive income.

Stock-Based Compensation

During 2022, we issued shares as part of employee compensation pursuant to the Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan (the “2011 Incentive Plan”), which was replaced on May 18, 2022 by the Chipotle Mexican Grill, Inc. 2022 Stock Incentive Plan (the “2022 Incentive Plan”). SOSARs and stock awards generally vest equally over two and three years and expire after seven years. Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over 12 months which coincides with the service period required to earn the full award. We estimate forfeitures based on historical data when determining the amount of stock-based compensation costs to be recognized in each period. We have also granted stock awards with performance vesting conditions and/or market vesting conditions. Stock awards with performance or market vesting conditions generally vest based on our achievement versus stated targets or criteria over a three-year performance and service period. Compensation expense on stock awards subject to performance conditions, which is based on the quantity of awards we have determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been provided. Some stock-based compensation awards are made to employees involved in our new restaurant development activities, and expense for these awards is recognized as capitalized development and included in leasehold improvements, property and equipment, net, on the consolidated balance sheets.

Restaurant Pre-Opening Costs

Pre-opening costs, including rent, wages, benefits and travel for training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business, and are included in operating expenses on the consolidated statements of income and comprehensive income.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level, or in the case of a potential relocation or closure, at the restaurant level. We manage our restaurants as a group with common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market.

The fair value measurement for asset impairment is generally based on Level 3 inputs. See “Fair Value Measurements” above for a description of level inputs. We first compare the carrying value of the asset (or asset group, referred interchangeably throughout as asset) to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value. The estimated fair value of the asset is generally determined using the income approach to measure the fair value, which is based on the present value of estimated future cash flows. Key inputs to the income approach for restaurant assets include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant. In certain cases, management uses other market information, when available, to estimate the fair value of an asset. The impairment charges represent the excess of each asset’s carrying amount over its estimated fair value and are allocated among the long-lived asset or assets of the group.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2024 (the sunset date was extended from December 31, 2022 to December 31, 2024 by the issuance of ASU No. 2022-06 in December 2022). We are evaluating the impact of the transition from LIBOR to alternative reference rates but do not expect a significant impact to our consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

2. Supplemental Balance Sheet Information

Leasehold improvements, property and equipment, net were as follows:

	December 31,
	2022	2021
Land	$12,943	$12,943
Leasehold improvements and buildings	2,317,277	2,094,227
Furniture and fixtures	242,166	222,774
Equipment	989,895	868,435
Construction in Progress	123,453	107,222
Leasehold improvements, property and equipment, gross	3,685,734	3,305,601
Accumulated depreciation	(1,734,587)	(1,536,323)
Leasehold improvements, property and equipment, net	$1,951,147	$1,769,278

Accrued payroll and benefits were as follows:

	December 31,
	2022	2021
Workers' compensation liability	$27,531	$27,456
Accrued payroll and bonuses	109,190	107,799
Other accrued payroll and benefits	33,735	27,150
Accrued payroll and benefits	$170,456	$162,405

Accrued liabilities were as follows:

	December 31,
	2022	2021
Sales and use tax payable	$35,567	$32,004
Legal reserve liability	15,227	48,098
Other accrued liabilities	96,745	92,950
Accrued liabilities	$147,539	$173,052

3. Revenue Recognition

Gift Cards

The gift card liability included in unearned revenue on the consolidated balance sheets was as follows:

	December 31,
	2022	2021
Gift card liability	$145,014	$130,779

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Year ended December 31,
	2022	2021	2020
Revenue recognized from gift card liability balance at the beginning of the year	$59,175	$48,605	$39,612

Chipotle Rewards

Changes in our Chipotle Rewards liability included in unearned revenue on the consolidated balance sheets were as follows:

	Year ended December 31,
	2022	2021	2020
Chipotle Rewards liability, beginning balance	$25,572	$22,337	$10,584
Revenue deferred	121,406	106,759	87,259
Revenue recognized	(108,921)	(103,524)	(75,506)
Chipotle Rewards liability, ending balance	$38,057	$25,572	$22,337

4. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Our held-to-maturity investments are comprised of U.S. Treasury securities and a corporate debt security, which are held at amortized cost. We also have an investment in a convertible note receivable which is held at fair-value. Additionally, we maintain a deferred compensation plan with related assets held in a rabbi trust.

The following tables show our cash, cash equivalents, and debt investments by significant investment category as of December 31, 2022 and 2021:

	December 31, 2022
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$75,829	$-	$-	$75,829	$75,829	$-	$-
Level 1(1)
Money market funds	232,477	-	-	232,477	232,477	-	-
Time deposits	75,694	-	-	75,694	75,694	-	-
U.S. Treasury securities	847,354	63	14,355	833,062	-	515,136	332,218
Subtotal	1,155,525	63	14,355	1,141,233	308,171	515,136	332,218
Level 3
Corporate debt security(2)	17,900	-	700	17,200	-	-	17,900
Note receivable(3)	4,860	222	-	5,082	-	-	5,082
Subtotal	22,760	222	700	22,282	-	-	22,982
Total	$1,254,114	$285	$15,055	$1,239,344	$384,000	$515,136	$355,200

	December 31, 2021
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$119,639	$-	$-	$119,639	$119,639	$-	$-
Level 1(1)
Money market funds	547,530	-	-	547,530	547,530	-	-
Time deposits	148,205	-	-	148,205	148,205	-	-
U.S. Treasury securities	501,288	-	1,116	500,172	-	260,945	240,343
Subtotal	1,197,023	-	1,116	1,195,907	695,735	260,945	240,343
Level 3
Corporate debt security(2)	18,000	-	-	18,000	-	-	18,000
Note receivable(3)	-	-	-	-	-	-	-
Subtotal	18,000	-	-	18,000	-	-	18,000
Total	$1,334,662	$-	$1,116	$1,333,546	$815,374	$260,945	$258,343

(1) Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

(2) The fair value of the corporate debt security is measured using Level 3 (unobservable) inputs. We determined the fair value for the corporate debt security using an internally-developed valuation model and unobservable inputs include credit and liquidity spreads and effective maturity.

(3) We have elected to measure our investment in a convertible note receivable of a private company at fair value under the fair value option. The fair value of the note receivable is measured using Level 3 (unobservable) inputs. We determined the fair value for the note receivable using an internally-developed valuation model and unobservable inputs include estimates of the equity value of the underlying business and the timing and probability of future financing events.

Rabbi Trust

We have elected to fund certain deferred compensation obligations, as described further in Note 8. “Stock-Based Compensation and Employee Benefit Plans”, through a rabbi trust, the assets of which are designated as trading securities. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their Deferred Plan accounts, which are designated as trading securities, carried at fair value, and are included in other assets on the consolidated balance sheets. We record trading gains and losses, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan in general and administrative expenses on the consolidated statements of income and comprehensive income.

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

The following table summarizes our restaurant and office assets measured at fair value by hierarchy level on a nonrecurring basis:

		December 31,
	Level	2022	2021
Leasehold improvements, property and equipment, net	3	$264	$1,041
Operating lease assets	3	713	2,791
Total		$977	$3,832

Fair value of these assets was measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant and intending to sublease the restaurant. For the years ended December 31, 2022, 2021 and 2020 we recorded asset impairments related to restaurants and offices of $2,387, $4,727 and $16,683, respectively. Costs are recorded within impairment, closure costs, and asset disposals on the consolidated statements of income and comprehensive income. Carrying value after the impairment charges approximates fair value.

5. Equity Investments

	December 31,
	2022	2021
Equity method investments	$11,697	$9,251
Other investments	32,855	15,968
Total	$44,552	$25,219

Equity Method Investments

As of December 31, 2022, we owned 4,325 shares of common stock of Tractor Beverages, Inc. (“Tractor”). Our investment represents ownership of approximately 10.3% of Tractor, and we have invested total cash consideration of $10,000. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. There were no impairment charges for the year ended December 31, 2022 or 2021 associated with this equity method investment. The investment in common stock is included within other assets on the consolidated balance sheets with a carrying value of $11,697 and $9,251 as of December 31, 2022 and December 31, 2021, respectively. Refer to Note 13. “Related Party Transactions” for related party disclosures.

Other Investments

As of December 31, 2022, we hold warrants (the “Tractor Warrants”) to purchase 3,772 shares of common stock of Tractor. Tractor is a privately held company, and as such, the Tractor Warrants represent non-marketable equity securities. The investment is included within long-term investments on the consolidated balance sheets with a carrying value of $10,747 and $0 as of December 31, 2022 and December 31, 2021.

As of December 31, 2022, we own 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of December 31, 2022, we have recognized a cumulative gain of $5,968 related to our investment in Nuro due to observable transactions in prior periods. The investment is included within long-term investments on the consolidated balance sheets with a carrying value of $15,968 as of December 31, 2022 and December 31, 2021.

As of December 31, 2022, we held additional investments in other entities through the Cultivate Next Fund. We do not have significant influence over these entities. These additional investments are included within long-term investments on the consolidated balance sheets with a carrying value of $6,140 and $0 as of December 31, 2022 and December 31, 2021.

6. Income Taxes

Income before income taxes, classified by source of income, was as follows:

	Year ended December 31,
	2022	2021	2020
Domestic	$1,192,004	$818,057	$311,021
Foreign	(10,473)	(5,294)	(17,240)
Income before income taxes	$1,181,531	$812,763	$293,781

The components of the benefit/(provision) for income taxes were as follows:

	Year ended December 31,
	2022	2021	2020
Current tax:
U.S. Federal	$(246,210)	$(156,447)	$204,063
U.S. State	(79,041)	(15,351)	(32,684)
Foreign	(374)	(338)	(1,044)
	(325,625)	(172,136)	170,335
Deferred tax:
U.S. Federal	23,502	33,004	(120,066)
U.S. State	19,940	(20,404)	11,507
Foreign	(3,771)	7,229	7,158
	39,671	19,829	(101,401)
Valuation allowance	3,524	(7,472)	(6,949)
Benefit/(provision) for income taxes	$(282,430)	$(159,779)	$61,985

The effective tax rate differs from the statutory tax rates as follows:

	Year ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of related federal income tax benefit	3.8	3.5	4.2
Federal tax credits	(1.0)	(1.6)	(3.5)
Executive compensation disallowed	0.8	2.9	2.9
Meals and entertainment	-	-	0.1
Enhanced deduction for food donation	-	-	(0.1)
Valuation allowance	0.2	0.3	1.6
Uncertain tax position reserves	0.3	-	-
Other	0.6	-	1.8
Return to provision and other discrete items	(0.1)	0.1	2.1
Equity compensation related adjustments	(1.7)	(4.7)	(13.5)
Federal net operating loss	-	(1.8)	(37.7)
Effective income tax rate	23.9%	19.7%	(21.1)%

The effective tax rate for the year ended December 31, 2022, was higher than the effective tax rate for the year ended December 31, 2021, primarily due to a decrease in excess tax benefits related to option exercises and equity vesting, fewer benefits generated from a federal net operating loss (“NOL”) and a net increase in uncertain tax position reserves.

The components of the deferred income tax assets and liabilities for continuing operations were as follows:

	December 31,
	2022	2021
Deferred income tax liability:
Leasehold improvements, property and equipment, net	$263,444	$279,586
Goodwill and other assets	1,754	1,728
Prepaid assets and other	(4,685)	106
Operating lease assets	901,058	851,324
Total deferred income tax liability	1,161,571	1,132,744
Deferred income tax asset:
Gift card liability	15,893	9,699
Capitalized transaction costs	323	324
Stock-based compensation and other employee benefits	45,129	45,261
Foreign net operating loss carry-forwards	24,799	27,446
State credits	3,151	3,595
Operating lease liabilities	962,815	909,528
Allowances, reserves and other	15,688	24,179
Capitalized research costs	17,415	-
State net operating loss carry-forwards	4,832	1,568
Valuation allowance	(27,097)	(30,621)
Total deferred income tax asset	1,062,948	990,979
Deferred income tax liabilities	$98,623	$141,765

Gross foreign NOLs were $114,727 and $108,324 for the year ended December 31, 2022 and 2021, respectively. Our foreign NOLs can be carried forward indefinitely.

Gross state NOLs available across all jurisdictions in which we operate were $73,327 and $50,467 as of December 31, 2022 and 2021, respectively. Our state NOLs expire over varying intervals in the future.

We had gross valuation allowances against certain foreign deferred tax assets of $124,609 and $119,741 as of December 31, 2022 and 2021, respectively. The decrease in the valuation allowance was primarily due to immaterial tax rate changes on various foreign tax attributes.

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits was as follows:

	Year ended December 31,
	2022	2021	2020
Beginning of year	$5,262	$10,859	$15,028
Increase/(Decrease) resulting from prior year tax position	3,937	(151)	(2,853)
Increase resulting from current year tax position	312	1,387	1,870
Settlements with taxing authorities	-	-	-
Lapsing of statutes of limitations	(609)	(6,833)	(3,186)
End of year	$8,902	$5,262	$10,859

Interest expense related to uncertain tax positions is recognized in interest and other income, net on the consolidated statements of income and comprehensive income. Penalties related to uncertain tax positions are recognized in benefit/(provision) for income taxes on the consolidated statements of income and comprehensive income. For the years ended December 31, 2022, 2021 and 2020, we recognized $384, $180 and $554, respectively, in interest expense related to uncertain tax positions. These are gross amounts before any tax benefits and are included in other liabilities on the consolidated balance sheets. As of December 31, 2022 and 2021, we have accrued interest of $589 and $356, respectively.

The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for the tax year ended December 31, 2020 in the fourth quarter of 2022 that is anticipated to be completed within 18 months. As of December 31, 2022, the IRS has not proposed any adjustments to our tax positions.

Our tax returns are currently under audit by the State of Pennsylvania for the tax years ended December 31, 2019, December 31, 2020 and December 31, 2021. As of December 31, 2022, the State of Pennsylvania has not proposed any adjustments to our tax positions. For the majority of states where we have a significant presence, we are no longer subject to tax examinations by tax authorities for tax years before 2018. Currently, we expect expirations of statutes of limitations, excluding indemnified amounts, on reserves of approximately $573 within the next twelve months.

It is reasonably possible the amount of the unrecognized benefit with respect to certain unrecognized positions could significantly increase or decrease within the next twelve months and would have an impact on net income.

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% minimum tax on the adjusted financial statement income of corporations with a three taxable year average annual adjusted financial statement income in excess of $1 billion, a 1% excise tax on net stock repurchases made by publicly traded US corporations and several tax incentives to promote clean energy. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

7. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. As of December 31, 2022, we had $413,947 authorized for repurchasing shares of our common stock, which includes the $200,000 additional authorization approved by our Board of Directors on December 7, 2022. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.

During the years ended December 31, 2022, 2021, and 2020, shares of common stock at a total cost of $98,970, $79,870, and $48,555, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

8. Stock-Based Compensation and Employee Benefit Plans

Pursuant to the 2022 and 2011 Stock Incentive Plans, we grant stock options, SOSARs, restricted stock units (“RSUs”), or performance and/or market based restricted stock units (“PSUs”) to employees and non-employee directors. We issue shares of common stock upon the exercise of SOSARs and the vesting of RSUs and PSUs. Under both plans, for purposes of calculating the available shares remaining, each share issuable pursuant to outstanding full value awards, such as RSUs and PSUs, counts as two shares, and each share underlying a stock option or SOSAR count as one share.

We also have an employee stock purchase plan (“ESPP”), Defined Contribution Plan, and a Deferred Compensation Plan.

Stock-Based Compensation

Under the 2011 Stock Incentive Plan, 6,830 shares of common stock were authorized and reserved for issuance to eligible participants. As of December 31, 2021 there were 2,141 shares of common stock that remained available for future issuances under this plan. On March 23, 2022, the Board approved the 2022 Stock Incentive Plan, which was then approved by the shareholders on May 18, 2022. Once the shareholders approved the 2022 Stock Incentive plan, the remaining shares available for issuance under the 2011 Stock Incentive plan were terminated. The numbers of shares authorized for issuance under the 2022 Stock Incentive Plan will not exceed 2,431. There were 2,318 shares that were authorized for issuance but not issued or subject to outstanding awards as of December 31, 2022.

The following table sets forth total stock-based compensation expense:

	Year ended December 31,
	2022	2021	2020
Stock-based compensation	$99,821	$178,703	$84,463
Stock-based compensation, net of income taxes	$84,928	$159,972	$69,904
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the consolidated balance sheets	$1,791	$2,311	$1,837
Excess tax benefit on stock-based compensation recognized in benefit/(provision) for income taxes on the consolidated statements of income and comprehensive income	$24,689	$47,958	$49,690

SOSARs

A summary of SOSAR activity was as follows (in thousands, except years and per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	364	$838.62		$331,352
Granted	98	1,556.14
Exercised	(84)	626.94
Forfeited or cancelled	(23)	1,361.84
Outstanding, December 31, 2022	355	1,053.84	4.4	142,916
Exercisable, December 31, 2022	149	593.52	3.0	118,514
Vested and expected to vest, December 31, 2022	344	1,038.25	4.3	142,743

The total intrinsic value of SOSARs exercised during the years ended December 31, 2022, 2021, and 2020, was $77,124, $498,399, and $236,573, respectively. Unrecognized stock-based compensation expense for SOSARs as of December 31, 2022 was $29,474 and is expected to be recognized over a weighted average period of 1.6 years. SOSARs expire 7 years after the day they were granted.

The weighted average assumptions utilized in the Black-Scholes option-pricing model to estimate the fair value of SOSARs granted each year were as follows:

	2022	2021	2020
Risk-free interest rate	2.1%	0.3%	1.3%
Expected life (years)	3.6	3.7	3.8
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	36.0%	35.2%	32.4%
Weighted-average Black-Scholes fair value per share at date of grant	$456.44	$403.01	$231.52

The risk-free interest rate is based on U.S. Treasury rates for instruments with similar terms, and the expected life assumption is based on our historical data. We have not paid dividends to date and do not plan to pay dividends in the near future. The volatility assumption is based on our historical data and implied volatility.

Non-Vested Stock Awards (RSUs)

A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2022	58	$1,064.67
Granted	30	1,559.73
Vested	(24)	798.11
Forfeited or cancelled	(9)	1,369.09
Outstanding, December 31, 2022	55	1,396.78
Vested and expected to vest, December 31, 2022	50	1,382.72

The weighted average grant date fair value per RSU granted during the years ended December 31, 2021 and 2020, was $1,492.15 and $905.96, respectively. Unrecognized stock-based compensation expense for non-vested RSU stock awards we have determined are probable of vesting was $26,881 as of December 31, 2022, and is expected to be recognized over a weighted average period of 1.5 years. The fair value of shares earned as of the vesting date during the years ended December 31, 2022, 2021, and 2020, was $33,959, $73,540, and $47,649, respectively.

Non-Vested Performance Stock Awards (PSUs)

A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2022	105	$928.28
Granted	24	1,569.39
Vested	(54)	791.65
Expired	(6)	1,117.45
Outstanding, December 31, 2022	69	1,194.80
Vested and expected to vest, December 31, 2022	116	1,097.75

The weighted average fair value per PSU granted during the years ended December 31, 2021 and 2020, was $1,479.55 and $853.03, respectively. The unrecognized stock-based compensation expense for non-vested PSU stock awards we have determined are probable of vesting was $29,792 as of December 31, 2022, and is expected to be recognized over a weighted average period of 1.3 years. The fair value of shares earned as of the vesting date during the years ended December 31, 2022, 2021, and 2020, was $177,293, $97,496, and $60,081, respectively.

During the year ended December 31, 2022, we awarded performance share awards that are subject to service, market, and performance vesting conditions. The quantity of shares that will vest will range from 0% to 300% of the target number of shares based on performance factors related to restaurant cash flow dollars earned over a three-year period beginning on January 1, 2022. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3-year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of the grant.

During the year ended December 31, 2021, we awarded performance share awards that are subject to service, market, and performance vesting conditions. The quantity of shares that will vest will range from 0% to 300% of the target number of shares based on performance factors related to our growth in comparable restaurant sales and average restaurant margin over a three-year period beginning on January 1, 2021. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3-year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of the grant.

During the year ended December 31, 2020, we awarded performance share awards that are subject to service, market, and performance vesting conditions. The quantity of shares that will vest will range from 0% to 300% of the target number of shares based on performance factors related to our growth in comparable restaurant sales and average restaurant margin over a three-year period beginning on January 1, 2020. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3-year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of the grant.

The information contained in this paragraph describing the modification of the 2018 Performance Share Awards is included in the PSU table above. On December 30, 2020, due to the impact that the COVID-19 pandemic had on the growth in comparable restaurant sales and restaurant margin relative to the trajectory of both of these performance factors prior to the pandemic, and also due to the significant shareholder value created over the performance period of the original award, the Compensation Committee of the Board of Directors modified the 2018 PSU award. This modification pertained to all seven recipients of this award, and resulted in incremental compensation expense of $71,441, of which $7,255 was recognized during the year ended December 31, 2022, and $0 remains unamortized as of December 31, 2022. The incremental compensation cost is calculated by multiplying the number of incremental shares generated though the modification by the stock price on the modification date. The stock price on the modification date of December 30, 2020 was $1,374.17. To receive all incremental shares generated through the modification, the employees had to remain employed through December 31, 2022, and the incremental shares vested in four installments over this period. The first two installments of the modification vested during 2021, which included the vesting of 33 PSUs, and the second two installments of the modification vested during 2022, which included the vesting of 16 PSUs. One employee terminated employment during July 2022, which resulted in the forfeiture of 1 PSU.

On July 27, 2022, we modified certain equity awards of an employee in connection with a separation agreement to allow short-term extension of vesting of these certain equity awards that would have otherwise vested within eight months of the separation date. This modification impacted one individual and resulted in incremental compensation expense of $6,701, which was recognized in July 2022.

ESPP

On May 18, 2022, the shareholders of Chipotle approved a new employee stock purchase plan, or “2022 ESPP”, to replace the prior ESPP which expired in early 2022. A total of 250 shares are authorized for issuance under the 2022 ESPP.

Similar to the previous ESPP, the 2022 ESPP contains eligibility requirements of one year of service with Chipotle and a maximum contribution of 15% of an employee’s earnings, subject to an annual maximum dollar amount. However, under the previous ESPP the offering period was monthly and the purchase price for our common stock was 95% of the fair market value on the last trading day of the offering period, while the 2022 ESPP offering period is quarterly and the purchase price for our common stock is 92.5% of the lower of the fair market value on the first and last trading days of each offering period.

During the years ended December 31, 2022, 2021, and 2020, the number of shares issued each year under the ESPP were less than one. There were 249 shares available for issuance under the ESPP as of December 31, 2022.

Employee Benefit Plans

Defined Contribution Plan

We maintain the Chipotle Mexican Grill 401(k) Plan (“401(k) Plan”) for eligible U.S.-based employees. The 401(k) Plan allows participants to make cash contributions from payroll deductions. Employees become eligible to receive matching contributions after one year, and at least 1,000 hours, of service with Chipotle. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed each pay period (with an annual true-up) through cash contributions. For the years ended December 31, 2022, 2021, and 2020, matching contributions totaled approximately $12,923, $10,527 and $8,490, respectively and are included in general and administrative expenses on the consolidated statements of income and comprehensive income. Certain subsidiaries outside the U.S. also offer other similar benefits and are immaterial to the consolidated statements of income and comprehensive income.

Deferred Compensation Plan

We also maintain the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) for eligible employees. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total obligations under the Deferred Plan as of December 31, 2022 and 2021, were $21,140 and $19,330, respectively, and are included in other liabilities on the consolidated balance sheets and was fully funded as of December 31, 2021. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached.

The following table summarizes estimated current and long-term material cash requirements for our deferred compensation plan as of December 31, 2022:

	Payments Due by Fiscal Year
	Total	2023	2024-2025	2026-2027	Thereafter
Deferred compensation(1)	$21,140	$4,153	$5,074	$4,665	$7,248

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

9. Leases

The weighted average remaining lease term and discount rate were as follows:

	December 31,	December 31,
	2022	2021
Weighted average remaining lease term (years)	13.8	13.8
Weighted average discount rate	4.77%	4.56%

The components of lease cost were as follows:

		Year ended December 31,
	Classification	2022	2021	2020
Operating lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	$397,112	$364,314	$333,878
Short-term lease cost	Other operating costs	633	256	36
Variable lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	102,636	92,145	37,860
Sublease income	General and administrative expenses	(5,444)	(4,930)	(3,588)
Total lease cost		$494,937	$451,785	$368,186

Supplemental disclosures of cash flow information related to leases were as follows:

	Year ended December 31,
	2022	2021	2020
Cash paid for operating lease liabilities	$386,238	$359,391	$316,249
Operating lease assets obtained in exchange for operating lease liabilities	$425,243	$577,273	$484,888
Derecognition of operating lease assets due to terminations or impairment	$14,718	$5,765	$20,242

Maturities of lease liabilities were as follows as of December 31, 2022:

Operating Leases
2023	$375,174
2024	404,139
2025	396,777
2026	389,276
2027	382,790
Thereafter	3,212,975
Total lease payments	5,161,131
Less: imputed interest	1,429,721
Operating lease liabilities (Current and Long-Term)	$3,731,410

As of December 31, 2022, the total lease payments include $2,401,022 related to options to extend lease terms that are reasonably certain of being exercised, and exclude approximately $445,913 of legally binding lease payments for leases signed but not yet commenced and $16,994 of future sublease income.

We have six sale and leaseback transactions, which do not qualify for sale leaseback accounting due to fixed price renewal options prohibiting sale accounting. These transactions are accounted for under the financing method. Under the financing method, the assets remain on the consolidated balance sheets and the proceeds from the transactions are recorded as a financing liability. A portion of lease payments are applied as payments of deemed principal and imputed interest. The deemed landlord financing liability was $1,158 and $1,515 as of December 31, 2022, and 2021, respectively, with the current portion of the liability included in accrued liabilities, and the remaining portion included in other liabilities on the consolidated balance sheets.

10. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Year ended December 31,
	2022	2021	2020
Net income	$899,101	$652,984	$355,766
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	27,851	28,132	27,917
Dilutive stock awards	211	379	499
Weighted-average number of common shares outstanding (for diluted calculation)	28,062	28,511	28,416
Basic earnings per share	$32.28	$23.21	$12.74
Diluted earnings per share	$32.04	$22.90	$12.52

The following stock awards were excluded from the calculation of diluted earnings per share:

	Year ended December 31,
	2022	2021	2020
Stock awards subject to performance conditions	54	66	87
Stock awards that were antidilutive	163	34	57
Total stock awards excluded from diluted earnings per share	217	100	144

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

Accrual for Estimated Liability

In relation to various legal matters as of December 31, 2022, we had an accrued legal liability balance of $15,227 included within accrued liabilities on the consolidated balance sheet. Included in this amount is the accrued loss for the DCWP legal matter discussed above.

12. Debt

As of December 31, 2022, we had a $500,000 revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as administrative agent. Borrowings on the credit facility bear interest at a rate equal to LIBOR plus 1.375%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of December 31, 2022 and December 31, 2021.

On February 1, 2023, we amended our revolving credit facility to replace the reference rate for borrowings from LIBOR to the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10%, in anticipation of the market transition noted under Recently Issued Accounting Standards.  No borrowings were outstanding as of the date of the amendment.

13. Related Party Transactions

As of December 31, 2022, we owned approximately 10.3% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the years ended December 31, 2022, 2021 and 2020, purchases from the supplier were $37,015, $29,400, and $11,931 respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2022, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chipotle Mexican Grill, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chipotle Mexican Grill, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 8, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

February 8, 2023

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2022.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2022.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2022.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
Equity Compensation Plans Approved by Security Holders	479,281	$1,053.84	2,567,366
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	479,281	$1,053.84	2,567,366

__________________

(1) Includes shares issuable in connection with awards with performance and market conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of SOSARs only.

(2) Includes 2,317,950 shares remaining available under the Chipotle Mexican Grill, Inc. 2022 Stock Incentive Plan, and 249,416 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2022, all of the shares available for grant under the Chipotle Mexican Grill, Inc. 2022 Stock Incentive Plan, may instead be issued in the form of restricted stock, restricted stock units, performance shares or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2022.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2022.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2022.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. All Financial statements

The following consolidated financial statements filed as part of this report are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this 10-K:

•Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020;

•Consolidated Balance Sheets as of December 31, 2022 and 2021;

•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020;

•Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020;

•Notes to Consolidated Financial Statements; and

•Reports of Independent Registered Public Accounting Firm

2. Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc.	10-Q	001-32731	October 26, 2016	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	December 9, 2022	3.1
4.1	Form of Stock Certificate for Shares of Common Stock	10-K	001-32731	February 10, 2012	4.1
4.2	Description of Chipotle Securities	10-K	001-32731	February 5, 2020	4.2
10.1†	Form of 2019 Transformation Performance Share Unit Agreement (1)	10-K	001-32731	February 10, 2020	10.2
10.2†	Change in Control Severance Plan, effective June 1, 2019	10-Q	001-32731	July 24, 2019	10.1
10.3†	Form of Participation and Restrictive Covenant Agreement for Change in Control Severance Plan	10-Q	001-32731	July 24, 2019	10.2
10.4†	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	8-K	001-32731	May 24, 2018	10.1
10.5†	Form of 2016 Stock Appreciation Rights Agreement	10-Q	001-32731	April 27, 2016	10.1
10.6†	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders	10-K	001-32731	March 17, 2006	10.6
10.7†	Form of Director and Officer Indemnification Agreement	8-K	001-32731	March 21, 2007	10.1
10.8†	Offer Letter, dated February 11, 2018, between Brian R. Niccol and Chipotle Mexican Grill, Inc.	8-K	001-32731	February 15, 2018	10.1
10.9†	Non-Plan Inducement SOSARs Agreement between Brian R. Niccol and Chipotle Mexican Grill, Inc.	S-8	33-223467	March 6, 2018	4.3
10.10†	Non-Plan Inducement RSUs Agreement between Brian R. Niccol and Chipotle Mexican Grill, Inc.	S-8	33-223467	March 6, 2018	4.4
10.11	Investor Agreement dated December 14, 2016 between Chipotle Mexican Grill, Inc. and Pershing Square Capital Management, L.P.	8-K	001-32731	December 19, 2016	10.1
10.12†	Form of 2018 CEO SOSARs Agreement	8-K/A	001-32731	April 3, 2018	10.2
10.13†	Form of 2018 Premium-priced SOSARs Agreement	8-K/A	001-32731	April 3, 2018	10.3

10.14†	Executive Chairman Agreement dated November 28, 2017 between Chipotle Mexican Grill, Inc. and Steve Ells	8-K	001-32731	December 1, 2017	10.1
10.15†	Offer Letter, dated March 9, 2018, between Christopher Brandt and Chipotle Mexican Grill, Inc.	10-Q	001-32731	April 26, 2018	10.13
10.16†	Form of 2018 Stock Appreciation Rights Agreement	10-Q	001-32731	April 26, 2018	10.14
10.17†	Form of 2021 Director Restricted Stock Unit Agreement	10-Q	001-32731	July 23, 2021	10.2
10.18†	Amendment No. 1 dated March 5, 2020 to the Executive Chairman Agreement dated November 28, 2017 between Chipotle Mexican Grill, Inc. and Steve Ells	10-Q	001-32731	April 29, 2020	10.1
10.19†	Deferred Prosecution Agreement dated April 20, 2020 between Chipotle Mexican Grill, Inc. and the United States Attorney’s Office for the Central District of California and the United States Department of Justice’s Consumer Protection Branch	8-K	001-32731	April 21, 2020	10.1
10.20	Revolving Credit Agreement dated April 13, 2021, among Chipotle Mexican Grill, Inc. and JPMorgan Chase Bank, N.A., Administrative Agent, and other lenders party to the Agreement	8-K	001-32731	April 16, 2021	10.1
10.21†	Form of 2020 Performance Share Agreement	10-K	001-32731	February 10, 2021	10.34
10.22†	Form of 2020 Restricted Stock Units Agreement	10-K	001-32731	February 10, 2021	10.35
10.23†	Form of 2020 Stock Appreciation Rights Agreement	10-K	001-32731	February 10, 2021	10.36
10.24†	Form of 2021 Performance Share Unit Agreement	10-Q	001-32731	April 29, 2021	10.2
10.25†	Form of Amended and Restated 2018 Performance Share Unit Agreement	10-Q	001-32731	April 29, 2021	10.3
10.26†	Form of 2022 Restricted Stock Unit Agreement	10-Q	001-32731	April 28, 2022	10.1
10.27†	Form of 2022 Stock Appreciation Rights Agreement	10-Q	001-32731	April 28, 2022	10.2
10.28†	Form of 2022 Performance Share Agreement	10-Q	001-32731	April 28, 2022	10.3
10.29†	Form of 2022 Stock Option Agreement (Canada)	10-Q	001-32731	April 28, 2022	10.4
10.30†	Director Compensation Program and Stock Ownership Guidelines (Revised May 18, 2022)	10-Q	001-32731	July 27, 2022	10.1
10.31†	Chipotle Mexican Grill, Inc. 2022 Stock Incentive Plan	10-Q	001-32731	July 27, 2022	10.2
10.32†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan	10-Q	001-32731	July 27, 2022	10.3
10.33†	Supplemental Deferred Investment Plan					X
21.1	Subsidiaries of Chipotle Mexican Grill, Inc.	-	-	-	-	X
23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial and Administrative Officer

Date: February 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ BRIAN NICCOL	February 8, 2023	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Brian Niccol
/s/ JOHN R. HARTUNG	February 8, 2023	Chief Financial and Administrative Officer (principal financial and accounting officer)
John R. Hartung
/s/ ALBERT S. BALDOCCHI	February 8, 2023	Director
Albert S. Baldocchi
/s/ MATTHEW A. CAREY	February 8, 2023	Director
Matthew A. Carey
/s/ GREGG L. ENGLES	February 8, 2023	Director
Gregg L. Engles
/s/ PATRICIA FILI-KRUSHEL	February 8, 2023	Director
Patricia Fili-Krushel
/s/ MAURICIO GUTIERREZ	February 8, 2023	Director
Mauricio Gutierrez
/s/ ROBIN S. HICKENLOOPER	February 8, 2023	Director
Robin S. Hickenlooper
/s/ SCOTT MAW	February 8, 2023	Director
Scott Maw
/s/ MARY A. WINSTON	February 8, 2023	Director
Mary A. Winston