Form 10-Q
period 2023-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2023-04-27
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 24, 2023, there were 27,589,840 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$409,727	$384,000
Accounts receivable, net	65,869	106,880
Inventory	34,599	35,668
Prepaid expenses and other current assets	98,389	86,412
Income tax receivable	-	47,741
Investments	652,858	515,136
Total current assets	1,261,442	1,175,837
Leasehold improvements, property and equipment, net	1,981,329	1,951,147
Long-term investments	368,023	388,055
Restricted cash	25,133	24,966
Operating lease assets	3,334,277	3,302,402
Other assets	61,229	63,158
Goodwill	21,939	21,939
Total assets	$7,053,372	$6,927,504
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$182,606	$184,566
Accrued payroll and benefits	116,465	170,456
Accrued liabilities	160,436	147,539
Unearned revenue	157,898	183,071
Current operating lease liabilities	239,029	236,248
Income tax payable	37,658	-
Total current liabilities	894,092	921,880
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	3,532,566	3,495,162
Deferred income tax liabilities	98,137	98,623
Other liabilities	46,892	43,816
Total liabilities	4,571,687	4,559,481
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 37,419 and 37,320 shares issued as of March 31, 2023 and December 31, 2022, respectively	374	373
Additional paid-in capital	1,849,683	1,829,304
Treasury stock, at cost, 9,818 and 9,693 common shares as of March 31, 2023 and December 31, 2022, respectively	(4,480,833)	(4,282,014)
Accumulated other comprehensive loss	(7,431)	(7,888)
Retained earnings	5,119,892	4,828,248
Total shareholders' equity	2,481,685	2,368,023
Total liabilities and shareholders' equity	$7,053,372	$6,927,504

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2023	2022
Food and beverage revenue	$2,351,009	$1,998,956
Delivery service revenue	17,571	21,583
Total revenue	2,368,580	2,020,539
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	692,559	626,926
Labor	583,794	531,940
Occupancy	121,931	112,032
Other operating costs	363,206	330,695
General and administrative expenses	148,340	147,402
Depreciation and amortization	76,585	71,665
Pre-opening costs	6,198	5,348
Impairment, closure costs, and asset disposals	8,361	4,310
Total operating expenses	2,000,974	1,830,318
Income from operations	367,606	190,221
Interest and other income (expense), net	8,949	(213)
Income before income taxes	376,555	190,008
Provision for income taxes	(84,911)	(31,714)
Net income	$291,644	$158,294
Earnings per share:
Basic	$10.56	$5.64
Diluted	$10.50	$5.59
Weighted-average common shares outstanding:
Basic	27,624	28,043
Diluted	27,788	28,301
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	$457	$195
Comprehensive income	$292,101	$158,489

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2021	37,132	$371	$1,729,312	9,052	$(3,356,102)	$3,929,147	$(5,354)	$2,297,374
Stock-based compensation	-	-	24,077	-	-	-	-	24,077
Stock plan transactions and other	134	2	(61)	-	-	-	-	(59)
Acquisition of treasury stock	-	-	-	230	(345,921)	-	-	(345,921)
Net income	-	-	-	-	-	158,294	-	158,294
Other comprehensive income, net of income taxes	-	-	-	-	-	-	195	195
Balance, March 31, 2022	37,266	$373	$1,753,328	9,282	$(3,702,023)	$4,087,441	$(5,159)	$2,133,960

Balance, December 31, 2022	37,320	$373	$1,829,304	9,693	$(4,282,014)	$4,828,248	$(7,888)	$2,368,023
Stock-based compensation	-	-	20,670	-	-	-	-	20,670
Stock plan transactions and other	99	1	(291)	-	-	-	-	(290)
Acquisition of treasury stock	-	-	-	125	(198,819)	-	-	(198,819)
Net income	-	-	-	-	-	291,644	-	291,644
Other comprehensive income, net of income taxes	-	-	-	-	-	-	457	457
Balance, March 31, 2023	37,419	$374	$1,849,683	9,818	$(4,480,833)	$5,119,892	$(7,431)	$2,481,685

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2023	2022
Operating activities
Net income	$291,644	$158,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,585	71,665
Deferred income tax provision	(486)	(14,024)
Impairment, closure costs, and asset disposals	8,152	4,265
Provision for credit losses	500	(918)
Stock-based compensation expense	20,084	23,590
Other	(2,810)	(998)
Changes in operating assets and liabilities:
Accounts receivable	39,659	10,394
Inventory	1,086	2,970
Prepaid expenses and other current assets	(14,569)	5,920
Operating lease assets	59,135	55,125
Other assets	3,277	(1,132)
Accounts payable	(2,732)	15,702
Accrued payroll and benefits	(53,428)	10,438
Accrued liabilities	17,009	(31,151)
Unearned revenue	(22,653)	(21,604)
Income tax payable/receivable	85,400	43,367
Operating lease liabilities	(51,584)	(49,596)
Other long-term liabilities	767	595
Net cash provided by operating activities	455,036	282,902
Investing activities
Purchases of leasehold improvements, property and equipment	(120,369)	(96,162)
Purchases of investments	(214,819)	(118,827)
Maturities of investments	99,639	81,923
Net cash used in investing activities	(235,549)	(133,066)
Financing activities
Acquisition of treasury stock	(126,709)	(263,308)
Tax withholding on stock-based compensation awards	(67,185)	(85,811)
Other financing activities	11	(359)
Net cash used in financing activities	(193,883)	(349,478)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	290	147
Net change in cash, cash equivalents, and restricted cash	25,894	(199,495)
Cash, cash equivalents, and restricted cash at beginning of period	408,966	846,230
Cash, cash equivalents, and restricted cash at end of period	$434,860	$646,735
Supplemental disclosures of cash flow information
Income taxes paid (refunded)	$(245)	$2,291
Purchases of leasehold improvements, property, and equipment accrued in accounts payable and accrued liabilities	$63,745	$52,802
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$9,422	$4,497

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of March 31, 2023, we operated 3,224 restaurants including 3,164 Chipotle restaurants within the United States, 54 international Chipotle restaurants, and six non-Chipotle restaurants. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements, footnotes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2022.

2. Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2024. We are evaluating the impact of the transition from LIBOR to alternative reference rates but do not expect a significant impact to our consolidated financial statements.

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

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	March 31,	December 31,
	2023	2022
Gift card liability	$118,684	$145,014

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended
	March 31,
	2023	2022
Revenue recognized from gift card liability balance at the beginning of the year	$38,878	$37,435

Chipotle Rewards

We have a loyalty program called Chipotle Rewards. Eligible customers who enroll in the program generally earn points for every dollar spent. We may also periodically offer promotions, which typically provide the customer with the opportunity to earn bonus points or other rewards. Customers may redeem earned points for various rewards, which are primarily comprised of free food and beverage items. Earned rewards generally expire one month to two months after they are issued, and points generally expire if an account is inactive for a period of six months.

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

We recognize revenue associated with Chipotle Rewards within food and beverage revenue on the condensed consolidated statements of income and comprehensive income when a customer redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our condensed consolidated balance sheets.

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended
	March 31,
	2023	2022
Chipotle Rewards liability, beginning balance	$38,057	$25,572
Revenue deferred	31,057	29,688
Revenue recognized	(29,900)	(27,241)
Chipotle Rewards liability, ending balance	$39,214	$28,019

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

The following tables show our cash, cash equivalents, and debt investments by significant investment category as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$73,240	$-	$-	$73,240	$73,240	$-	$-
Level 1(1)
Money market funds	260,944	-	-	260,944	260,944	-	-
Time deposits	75,543	-	-	75,543	75,543	-	-
U.S. Treasury securities	965,452	788	9,850	956,390	-	652,858	312,594
Subtotal	1,301,939	788	9,850	1,292,877	336,487	652,858	312,594
Level 3
Corporate debt security(2)	17,800	-	480	17,320	-	-	17,800
Note receivable(3)	4,860	-	78	4,782	-	-	4,782
Subtotal	22,660	-	558	22,102	-	-	22,582
Total	$1,397,839	$788	$10,408	$1,388,219	$409,727	$652,858	$335,176

	December 31, 2022
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$75,829	$-	$-	$75,829	$75,829	$-	$-
Level 1(1)
Money market funds	232,477	-	-	232,477	232,477	-	-
Time deposits	75,694	-	-	75,694	75,694	-	-
U.S. Treasury securities	847,354	63	14,355	833,062	-	515,136	332,218
Subtotal	1,155,525	63	14,355	1,141,233	308,171	515,136	332,218
Level 3
Corporate debt security(2)	17,900	-	700	17,200	-	-	17,900
Note receivable(3)	4,860	222	-	5,082	-	-	5,082
Subtotal	22,760	222	700	22,282	-	-	22,982
Total	$1,254,114	$285	$15,055	$1,239,344	$384,000	$515,136	$355,200

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

Rabbi Trust

We have elected to fund certain deferred compensation plan obligations through a rabbi trust, the assets of which are designated as trading securities. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their Deferred Plan accounts, which are designated as trading securities, carried at fair value and are included in other assets on the condensed consolidated balance sheets. We record trading gains and losses, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect our exposure to liabilities for payment under the deferred plan in general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

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

The following table summarizes our restaurant and office assets measured at fair value by hierarchy level on a nonrecurring basis:

		Carrying Value
		March 31,
	Level	2023	2022
Leasehold improvements, property and equipment, net	3	$223	$539
Operating lease assets	3	458	400
Total		$681	$939

Fair value of these assets was measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant and intending to sublease the restaurant. During the three months ended March 31, 2023 and 2022, we recorded asset impairments related to restaurants and offices of $1,299 and $731, respectively. Costs are recorded within impairment, closure costs, and asset disposals on the condensed consolidated statements of income and comprehensive income. Carrying value after the impairment charges approximates fair value.

5. Equity Investments

	March 31,	December 31,
	2023	2022
Equity method investments	$11,122	$11,697
Other investments	32,847	32,855
Total	$43,969	$44,552

Equity Method Investments

As of March 31, 2023, we owned 4,325 shares of common stock of Tractor Beverages, Inc. (“Tractor”). Our investment represents ownership of approximately 10.3% of Tractor, and we have invested total cash consideration of $10,000. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. There were no impairment charges for the three months ended March 31, 2023 or 2022 associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $11,122 and $11,697 as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 13. “Related Party Transactions” for related party disclosures.

Other Investments

As of March 31, 2023, we hold warrants (the “Tractor Warrants”) to purchase 3,772 shares of common stock of Tractor. Tractor is a privately held company, and as such, the Tractor Warrants represent non-marketable equity securities. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $10,747 as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, we own 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of March 31, 2023, we have recognized a cumulative gain of $5,968 related to our investment in Nuro due to observable transactions in prior periods. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $15,968 as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, we held additional investments in other entities through the Cultivate Next Fund. We do not have significant influence over these entities. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $6,132 and $6,140 as of March 31, 2023 and December 31, 2022, respectively.

6. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. As of March 31, 2023, we had $282,315 authorized for repurchasing shares of our common stock. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.

During the three months ended March 31, 2023, 40 shares of common stock at a total cost of $67,185 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

7. Stock-Based Compensation

For the three months ended March 31, 2023, we granted stock only stock appreciation rights (“SOSARs”) on 69 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $517.43 per share with a weighted-average exercise price of $1,606.91 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the three months ended March 31, 2023, 26 SOSARs were exercised, and 6 SOSARs were forfeited.

For the three months ended March 31, 2023, we granted restricted stock units (“RSUs”) on 32 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $1,606.91 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. For the three months ended March 31, 2023, 20 RSUs vested and 2 RSUs were forfeited.

For the three months ended March 31, 2023, we awarded performance share units (“PSUs”) on 24 shares of our common stock at target performance to eligible employees. These PSUs are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $1,606.91 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3-year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant. For the three months ended March 31, 2023, 49 PSUs vested, and 1 PSU was forfeited.

The following table sets forth total stock-based compensation expense:

	Three months ended
	March 31,
	2023	2022
Stock-based compensation	$20,670	$24,077
Stock-based compensation, net of income taxes	$16,696	$20,550
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$586	$487
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$10,162	$17,961

.

8. Income Taxes

The effective income tax rate for the three months ended March 31, 2023, was 22.5%, an increase from an effective income tax rate of 16.7% for the three months ended March 31, 2022. The increase is primarily due to a decrease in tax benefits related to option exercises and equity vesting.

9. Leases

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

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended
	March 31,
	2023	2022
Cash paid for operating lease liabilities	$102,487	$94,550
Operating lease assets obtained in exchange for operating lease liabilities	$90,654	$88,996
Derecognition of operating lease assets due to terminations or impairment	$1,223	$6,297

10. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended
	March 31,
	2023	2022
Net income	$291,644	$158,294
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	27,624	28,043
Dilutive stock awards	164	258
Weighted-average number of common shares outstanding (for diluted calculation)	27,788	28,301
Basic earnings per share	$10.56	$5.64
Diluted earnings per share	$10.50	$5.59

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended
	March 31,
	2023	2022
Stock awards subject to performance conditions	48	55
Stock awards that were antidilutive	153	142
Total stock awards excluded from diluted earnings per share	201	197

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

Litigation

We are involved in various claims and legal actions, such as wage and hour, wrongful termination and other employment-related claims, slip and fall and other personal injury claims, advertising and consumer claims, privacy claims, and lease, construction and other commercial disputes, that arise in the ordinary course of business, some of which may be covered by insurance. The outcomes of these actions are not predictable, but we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. However, if there is a significant increase in the number of these claims, or if we incur greater liabilities than we currently anticipate under one or more claims, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

Accrual for Estimated Liability

In relation to various legal matters, we had an accrued legal liability balance of $15,970 and $15,227 included within accrued liabilities on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

12. Debt

As of March 31, 2023, we had a $500,000 revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.475%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of March 31, 2023 and December 31, 2022.

13. Related Party Transactions

As of March 31, 2023, we owned approximately 10.3% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the three months ended March 31, 2023 and March 31, 2022, purchases from the supplier were $9,228 and $7,511, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements about the number of new restaurants we expect to open and the number with Chipotlanes, our expectation to generate positive cash flow for the foreseeable future, our ability to manage risks in our supply chain, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations. We use words such as “anticipate”, “believe”, “could”, “should”, “may”, “approximately”, “estimate”, “expect”, “intend”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. The forward-looking statements in this report are based on currently available operating, financial and competitive information available to us as of the date of this filing and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including but not limited to: uncertainty regarding the resurgence of COVID-19 infections and its ultimate impact on our business; increasing wage inflation and the competitive labor market, which impacts our ability to attract and retain qualified employees and has resulted in occasional staffing shortages; the impact of any union organizing efforts and our responses to such efforts; increasing supply costs (including beef, avocados and packaging); risks of food safety incidents and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential material failures or interruptions; privacy and cyber security risks, including risk of breaches, unauthorized access, theft, modification or destruction of guest or employee personal or confidential information stored on our network or the network of third party providers; the impact of competition, including from sources outside the restaurant industry; the financial impact of increasing our average hourly wages; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the availability of suitable new restaurant sites and the availability of construction materials and contractors; increases in ingredient and other operating costs due to inflation, global conflicts, climate change, our Food with Integrity philosophy, tariffs or trade restrictions and supply shortages; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in consumers' perceptions of our brand, including as a result of actual or rumored food safety concerns or other negative publicity, decreased consumer spending (including as a result of higher inflation, mass layoffs, fear of possible recession and higher energy prices), or the inability to increase menu prices or realize the benefits of menu price increases; risks associated with our digital business, including risks arising from our reliance on third party delivery services; risks relating to litigation, including possible governmental actions and potential class action litigation related to food safety incidents, cybersecurity incidents, employment or privacy laws, advertising claims or other matters; and other risk factors described from time to time in our SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2022, and in other reports filed with the SEC, all of which are available on the investor relations page of our website at ir.Chipotle.com.

As of March 31, 2023, we operated 3,164 Chipotle restaurants throughout the United States, 54 international Chipotle restaurants, and six non-Chipotle restaurants. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:

•Comparable restaurant sales

•Restaurant operating costs as a percentage of total revenue

•New restaurant openings

First Quarter 2023 Financial Highlights, year-over-year:

•Total revenue increased 17.2% to $2.4 billion

•Comparable restaurant sales increased 10.9%

•Diluted earnings per share was $10.50, an 87.8% increase from $5.59

Sales Trends. Comparable restaurant sales increased 10.9% for the three months ended March 31, 2023. The increase is primarily attributable to an increase in menu prices, and, to a lesser extent, higher transactions. Comparable restaurant sales represent the change in period-over-period total revenue for restaurants in operation for at least 13 full calendar months.

In-restaurant sales increased 22.9% in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to menu price increases, new restaurants, and a shift in consumer behaviors from digital sales to in-restaurant sales across the country. In-restaurant sales represent food and beverage revenue generated on-premise and include revenue deferrals associated with Chipotle Rewards.

Digital sales represented 39.3% of food and beverage revenue for the three months ended March 31, 2023, compared to 41.9% of food and beverage revenue for the three months ended March 31, 2022. The decrease in digital sales as a percentage of food and beverage revenue is primarily related to the increase of in-restaurant sales discussed above. Digital sales represent food and beverage revenue generated through the Chipotle website, Chipotle app or third-party delivery aggregators and includes revenue deferrals associated with Chipotle Rewards.

Restaurant Operating Costs. During the three months ended March 31, 2023, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) were 74.4% of total revenue, a decrease from 79.3% during the three months ended March 31, 2022. The decrease was driven primarily by sales leverage and, to a lesser extent, lower avocado prices and lower delivery expense due to lower delivery volumes. These decreases were partially offset by inflation across several food costs and, to a lesser extent, wage inflation.

Restaurant Development. During the three months ended March 31, 2023, we opened 41 new restaurants, which included 34 restaurants with a Chipotlane. We remain on track to open approximately 255-285 new restaurants in 2023 (including 10 to 15 relocations), which assumes utility, construction, permit and material supply delays do not worsen. We expect that at least 80% of our new restaurants will include a Chipotlane.

Cultivate Next Fund. Our Cultivate Next Fund is a venture formed to make early-stage investments into strategically aligned companies that further our mission to Cultivate a Better World. The Fund has an initial size of $50.0 million and will be financed almost entirely by Chipotle. As of March 31, 2023, we have made $11.0 million in investments through this Fund.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	Three months ended
	March 31,
	2023	2022
Beginning of period	3,187	2,966
Chipotle openings	40	51
Non-Chipotle openings	1	-
Chipotle permanent closures	-	(1)
Chipotle relocations	(4)	(2)
Total restaurants at end of period	3,224	3,014

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended
	March 31,		Percentage
	2023	2022	change
	(dollars in millions)
Food and beverage revenue	$2,351.0	$1,999.0	17.6%
Delivery service revenue	17.6	21.6	(18.6%)
Total revenue	$2,368.6	$2,020.5	17.2%
Average restaurant sales (1)	$2.9	$2.7	7.7%
Comparable restaurant sales increase	10.9%	9.0%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, were comparable restaurant sales increases and new restaurant openings. Total revenue increased due to comparable restaurant sales increases of $209.0 million and restaurants not yet in the comparable base of $139.1 million, of which $8.4 million was due to restaurants opened in 2023.

Food, Beverage and Packaging Costs

	Three months ended
	March 31,		Percentage
	2023	2022	change
	(dollars in millions)
Food, beverage and packaging	$692.6	$626.9	10.5%
As a percentage of total revenue	29.2%	31.0%	(1.8%)

Food, beverage and packaging costs decreased as a percentage of total revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the benefit of menu price increases and, to a lesser extent, lower avocado prices. These decreases were partially offset by inflation across several food costs, primarily dairy, tortillas, salsa, beans and rice, and, to a lesser extent a mix shift towards Garlic Guajillo Steak, a limited time menu item.

Labor Costs

	Three months ended
	March 31,		Percentage
	2023	2022	change
	(dollars in millions)
Labor costs	$583.8	$531.9	9.7%
As a percentage of total revenue	24.6%	26.3%	(1.7%)

Labor costs decreased as a percentage of total revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to sales leverage partially offset by restaurant wage inflation.

Occupancy Costs

	Three months ended
	March 31,		Percentage
	2023	2022	change
	(dollars in millions)
Occupancy costs	$121.9	$112.0	8.8%
As a percentage of total revenue	5.1%	5.5%	(0.4%)

Occupancy costs decreased as a percentage of total revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to sales leverage, partially offset by increased rent expense associated with new restaurants.

Other Operating Costs

	Three months ended
	March 31,		Percentage
	2023	2022	change
	(dollars in millions)
Other operating costs	$363.2	$330.7	9.8%
As a percentage of total revenue	15.3%	16.4%	(1.1%)

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, technology costs, and maintenance costs. Other operating costs decreased as a percentage of total revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to sales leverage and, to a lesser extent, lower delivery expenses associated with lower volume of delivery transactions. These decreases were partially offset by higher costs across several expenses, most notably higher utilities due to inflation in natural gas and electricity and higher maintenance costs.

General and Administrative Expenses

	Three months ended
	March 31,		Percentage
	2023	2022	change
	(dollars in millions)
General and administrative expense	$148.3	$147.4	0.6%
As a percentage of total revenue	6.3%	7.3%	(1.0%)

General and administrative expenses increased slightly in dollar terms for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $5.8 million increase in employee wages primarily due to headcount growth, a $4.7 million increase in outside services expense related to corporate initiatives, and a $4.2 million increase in performance bonuses. These increases were mostly offset by a $14.1 million decrease in conference expense, primarily associated with our biennial All Managers’ Conference held in the 2022 comparable period.

Depreciation and Amortization

	Three months ended
	March 31,		Percentage
	2023	2022	change
	(dollars in millions)
Depreciation and amortization	$76.6	$71.7	6.9%
As a percentage of total revenue	3.2%	3.5%	(0.3%)

Depreciation and amortization decreased as a percentage of total revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to sales leverage offset by increased depreciation expense associated with new restaurants.

Impairment, Closure Costs, and Asset Disposals

	Three months ended
	March 31,		Percentage
	2023	2022	change
	(dollars in millions)
Impairment, closure costs, and asset disposals	$8.4	$4.3	94.0%
As a percentage of total revenue	0.4%	0.2%	0.2%

Impairment, closure costs, and asset disposals increased in dollar terms for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher charges related to the replacement of certain leasehold improvements and kitchen equipment.

Interest and Other Income (Expense), net

	Three months ended
	March 31,		Percentage
	2023	2022	change

Interest and other income (expense), net	$8.9	$(0.2)	n/m*
As a percentage of total revenue	0.4%	0.0%	0.4%

Interest and other income (expense), net increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increased interest income on our investments in U.S. Treasury securities, money market funds and time deposits due to increased interest rates.

Provision for Income Taxes

	Three months ended
	March 31,		Percentage
	2023	2022	change
	(dollars in millions)
Provision for income taxes	$(84.9)	$(31.7)	167.7%
Effective income tax rate	22.5%	16.7%	n/m*

*Not meaningful

The effective income tax rate for the three months ended March 31, 2023, was 22.5%, an increase from an effective income tax rate of 16.7% for the three months ended March 31, 2022. The increase is primarily due to a decrease in tax benefits related to option exercises and equity vesting.

The effective tax rate for the three months ended March 31, 2023 of 22.5% is lower than our expected effective income tax rate for the full year 2023, primarily due to elevated excess tax benefits related to option exercises and equity vesting in the first quarter.

Seasonality

Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and net income are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as unexpected publicity impacting our business in a positive or negative way, worldwide health pandemics, impact of inflation on consumer spending, fluctuations in food or packaging costs, or the timing of menu price increases or promotional activities and other marketing initiatives. The number of trading days in a quarter can also affect our results, although, on an overall annual basis, changes in trading days do not have a significant impact.

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

Liquidity and Capital Resources

As of March 31, 2023, we had a cash and marketable investments balance of $1.4 billion, excluding restricted cash of $25.1 million and non-marketable investments of $55.4 million. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of March 31, 2023, $282.3 million remained available for repurchases of shares of our common stock. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. Additionally, as of March 31, 2023, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.

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

Cash Flows

Cash provided by operating activities was $455.0 million for the three months ended March 31, 2023, compared to $282.9 million for the three months ended March 31, 2022. The increase was primarily due to higher net earnings and, to a lesser extent, timing of tax amounts owed. This increase was partially offset by net cash changes in non-tax operating assets and liabilities.

Cash used in investing activities was $235.5 million for the three months ended March 31, 2023, compared to $133.1 million for the three months ended March 31, 2022. The change was primarily associated with a $78.3 million increase in U.S. Treasury security purchases net of U.S. Treasury security maturities and, to a lesser extent, increased capital expenditures of $24.2 million primarily related to costs associated with new restaurant development.

Cash used in financing activities was $193.9 million for the three months ended March 31, 2023, compared to $349.5 million for the three months ended March 31, 2022. The change was primarily due to decreased treasury stock repurchases of $136.6 million and, to a lesser extent, $18.6 million of lower payments of tax withholdings related to stock-based compensation.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We had no significant changes to our critical accounting estimates as described in our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices or based on changes in industry indices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. We also could experience shortages of key ingredients for many unforeseen reasons, such as crop damage due to inclement weather, if our suppliers need to close or restrict operations, or due to industry-wide shipping and freight delays.

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of March 31, 2023, we had $1.5 billion in cash and cash equivalents, current and long-term investments, and restricted cash, nearly all of which are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended March 31, 2023, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11. “Commitments and Contingencies” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the first quarter of 2023.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January		21,617	$1,478.17	21,617	$381,993,083
	Purchased 1/1 through 1/31
February		17,815	$1,568.79	17,815	$354,045,037
	Purchased 2/1 through 2/28
March		45,333	$1,582.30	45,333	$282,314,823
	Purchased 3/1 through 3/31
Total		84,765	$1,552.90	84,765

(1) Shares were repurchased pursuant to repurchase programs announced on July 26, 2022 and October 25, 2022.

(2) There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Form of 2023 Restricted Stock Unit Agreement	-	-	-	-	X
10.2†	Form of 2023 Stock Appreciation Rights Agreement	-	-	-	-	X
10.3†	Form of 2023 Performance Share Agreement
10.4†	Form of 2023 Stock Option Agreement (Canada)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

†- Management contracts and compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.
By:	/S/ JOHN R. HARTUNG
Name:	John R. Hartung
Title:	Chief Financial and Administrative Officer (principal financial officer and duly authorized signatory for the registrant)

Date: April 26, 2023