Form 10-Q
period 2023-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2023-07-28
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 24, 2023, there were 27,587,613 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$504,866	$384,000
Accounts receivable, net	60,985	106,880
Inventory	36,004	35,668
Prepaid expenses and other current assets	103,422	86,412
Income tax receivable	-	47,741
Investments	851,142	515,136
Total current assets	1,556,419	1,175,837
Leasehold improvements, property and equipment, net	2,021,964	1,951,147
Long-term investments	430,762	388,055
Restricted cash	25,106	24,966
Operating lease assets	3,433,719	3,302,402
Other assets	62,526	63,158
Goodwill	21,939	21,939
Total assets	$7,552,435	$6,927,504
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$162,041	$184,566
Accrued payroll and benefits	177,475	170,456
Accrued liabilities	141,291	147,539
Unearned revenue	158,959	183,071
Current operating lease liabilities	244,061	236,248
Income tax payable	98,423	-
Total current liabilities	982,250	921,880
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	3,643,931	3,495,162
Deferred income tax liabilities	106,440	98,623
Other liabilities	52,928	43,816
Total liabilities	4,785,549	4,559,481
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 37,459 and 37,320 shares issued as of June 30, 2023 and December 31, 2022, respectively	375	373
Additional paid-in capital	1,880,933	1,829,304
Treasury stock, at cost, 9,863 and 9,693 common shares as of June 30, 2023 and December 31, 2022, respectively	(4,569,152)	(4,282,014)
Accumulated other comprehensive loss	(6,952)	(7,888)
Retained earnings	5,461,682	4,828,248
Total shareholders' equity	2,766,886	2,368,023
Total liabilities and shareholders' equity	$7,552,435	$6,927,504

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Food and beverage revenue	$2,497,509	$2,192,802	$4,848,518	$4,191,758
Delivery service revenue	17,292	20,537	34,863	42,120
Total revenue	2,514,801	2,213,339	4,883,381	4,233,878
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	738,664	673,928	1,431,223	1,300,854
Labor	611,678	549,926	1,195,472	1,081,866
Occupancy	123,897	113,919	245,828	225,951
Other operating costs	349,707	317,481	712,913	648,176
General and administrative expenses	156,496	140,820	304,836	288,222
Depreciation and amortization	78,771	69,733	155,356	141,398
Pre-opening costs	7,538	5,253	13,736	10,601
Impairment, closure costs, and asset disposals	16,240	4,681	24,601	8,991
Total operating expenses	2,082,991	1,875,741	4,083,965	3,706,059
Income from operations	431,810	337,598	799,416	527,819
Interest and other income, net	16,446	10,572	25,395	10,359
Income before income taxes	448,256	348,170	824,811	538,178
Provision for income taxes	(106,466)	(88,228)	(191,377)	(119,942)
Net income	$341,790	$259,942	$633,434	$418,236
Earnings per share:
Basic	$12.38	$9.32	$22.94	$14.95
Diluted	$12.32	$9.25	$22.81	$14.83
Weighted-average common shares outstanding:
Basic	27,604	27,905	27,614	27,974
Diluted	27,747	28,092	27,768	28,196
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	$479	$(1,480)	$936	$(1,285)
Comprehensive income	$342,269	$258,462	$634,370	$416,951

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2021	37,132	$371	$1,729,312	9,052	$(3,356,102)	$3,929,147	$(5,354)	$2,297,374
Stock-based compensation	-	-	24,077	-	-	-	-	24,077
Stock plan transactions and other	134	2	(61)	-	-	-	-	(59)
Acquisition of treasury stock	-	-	-	230	(345,921)	-	-	(345,921)
Net income	-	-	-	-	-	158,294	-	158,294
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	195	195
Balance, March 31, 2022	37,266	$373	$1,753,328	9,282	$(3,702,023)	$4,087,441	$(5,159)	$2,133,960
Stock-based compensation	-	-	29,142	-	-	-	-	29,142
Stock plan transactions and other	18	-	(167)	-	-	-	-	(167)
Acquisition of treasury stock	-	-	-	198	(267,198)	-	-	(267,198)
Net income	-	-	-	-	-	259,942	-	259,942
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	(1,480)	(1,480)
Balance, June 30, 2022	37,284	$373	$1,782,303	9,480	$(3,969,221)	$4,347,383	$(6,639)	$2,154,199

Balance, December 31, 2022	37,320	$373	$1,829,304	9,693	$(4,282,014)	$4,828,248	$(7,888)	$2,368,023
Stock-based compensation	-	-	20,670	-	-	-	-	20,670
Stock plan transactions and other	99	1	(291)	-	-	-	-	(290)
Acquisition of treasury stock	-	-	-	125	(198,819)	-	-	(198,819)
Net income	-	-	-	-	-	291,644	-	291,644
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	457	457
Balance, March 31, 2023	37,419	$374	$1,849,683	9,818	$(4,480,833)	$5,119,892	$(7,431)	$2,481,685
Stock-based compensation	-	-	31,467	-	-	-	-	31,467
Stock plan transactions and other	40	1	(217)	-	-	-	-	(216)
Acquisition of treasury stock	-	-	-	45	(88,319)	-	-	(88,319)
Net income	-	-	-	-	-	341,790	-	341,790
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	479	479
Balance, June 30, 2023	37,459	$375	$1,880,933	9,863	$(4,569,152)	$5,461,682	$(6,952)	$2,766,886

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2023	2022
Operating activities
Net income	$633,434	$418,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,356	141,398
Deferred income tax provision	7,827	(15,537)
Impairment, closure costs, and asset disposals	24,173	8,851
Provision for credit losses	312	(876)
Stock-based compensation expense	50,756	52,221
Other	(9,237)	(11,909)
Changes in operating assets and liabilities:
Accounts receivable	44,027	12,353
Inventory	(313)	3,320
Prepaid expenses and other current assets	(21,365)	948
Operating lease assets	121,363	112,505
Other assets	3,455	(3,014)
Accounts payable	(10,783)	(2,972)
Accrued payroll and benefits	7,597	(583)
Accrued liabilities	(66)	(22,293)
Unearned revenue	(19,894)	(20,062)
Income tax payable/receivable	146,177	(3,832)
Operating lease liabilities	(100,794)	(100,024)
Other long-term liabilities	5,521	958
Net cash provided by operating activities	1,037,546	569,688
Investing activities
Purchases of leasehold improvements, property and equipment	(257,601)	(196,495)
Purchases of investments	(590,656)	(195,242)
Maturities of investments	220,565	142,540
Net cash used in investing activities	(627,692)	(249,197)
Financing activities
Acquisition of treasury stock	(221,754)	(521,910)
Tax withholding on stock-based compensation awards	(67,474)	(91,905)
Other financing activities	115	(588)
Net cash used in financing activities	(289,113)	(614,403)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	265	(490)
Net change in cash, cash equivalents, and restricted cash	121,006	(294,402)
Cash, cash equivalents, and restricted cash at beginning of period	408,966	846,230
Cash, cash equivalents, and restricted cash at end of period	$529,972	$551,828
Supplemental disclosures of cash flow information
Income taxes paid	$33,252	$139,177
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$55,904	$61,072
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$2,406	$6,999

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of June 30, 2023, we operated 3,268 restaurants including 3,205 Chipotle restaurants within the United States, 57 international Chipotle restaurants, and six non-Chipotle restaurants. In July 2023, we closed all five of our Pizzeria Locale restaurants. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

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

2. Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2024. We do not expect the transition from LIBOR to alternative reference rates to have a significant impact to our consolidated financial statements.

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

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	June 30,	December 31,
	2023	2022
Gift card liability	$118,036	$145,014

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue recognized from gift card liability balance at the beginning of the year	$11,043	$10,939	$49,921	$48,374

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

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Chipotle Rewards liability, beginning balance	$39,214	$28,019	$38,057	$25,572
Revenue deferred	31,668	30,186	62,725	59,874
Revenue recognized	(29,959)	(28,824)	(59,859)	(56,065)
Chipotle Rewards liability, ending balance	$40,923	$29,381	$40,923	$29,381

4. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Our held-to-maturity investments are comprised of U.S. Treasury securities and a corporate debt security, which are held at amortized cost. We also have an investment in a convertible note receivable which is held at fair value. Additionally, we maintain a deferred compensation plan with related assets held in a rabbi trust.

The following tables show our cash, cash equivalents, and debt investments by significant investment category as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$68,473	$-	$-	$68,473	$68,473	$-	$-
Level 1(1)
Money market funds	360,901	-	-	360,901	360,901	-	-
Time deposits	75,492	-	-	75,492	75,492	-	-
U.S. Treasury securities	1,218,648	265	11,461	1,207,452	-	850,443	368,205
Subtotal	1,655,042	265	11,461	1,643,846	436,393	850,443	368,205
Level 3
Corporate debt security(2)	17,700	-	461	17,239	-	699	17,001
Note receivable(3)	4,860	284	-	5,144	-	-	5,144
Subtotal	22,560	284	461	22,383	-	699	22,145
Total	$1,746,075	$549	$11,922	$1,734,702	$504,866	$851,142	$390,350

	December 31, 2022
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$75,829	$-	$-	$75,829	$75,829	$-	$-
Level 1(1)
Money market funds	232,477	-	-	232,477	232,477	-	-
Time deposits	75,694	-	-	75,694	75,694	-	-
U.S. Treasury securities	847,354	63	14,355	833,062	-	515,136	332,218
Subtotal	1,155,525	63	14,355	1,141,233	308,171	515,136	332,218
Level 3
Corporate debt security(2)	17,900	-	700	17,200	-	-	17,900
Note receivable(3)	4,860	222	-	5,082	-	-	5,082
Subtotal	22,760	222	700	22,282	-	-	22,982
Total	$1,254,114	$285	$15,055	$1,239,344	$384,000	$515,136	$355,200

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

The following table summarizes our restaurant and office assets measured at fair value by hierarchy level on a nonrecurring basis:

		Carrying Value
		June 30,
	Level	2023	2022
Leasehold improvements, property and equipment, net	3	$1,290	$415
Operating lease assets	3	4,693	477
Total		$5,983	$892

Fair value of these assets was measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing and intend to sublease the restaurant or office space. During the three months ended June 30, 2023 and 2022, we recorded asset impairments related to restaurants and offices of $7,816 and $367, respectively. During the six months ended June 30, 2023 and 2022, we recorded asset impairments related to restaurants and offices of $9,115 and $1,098, respectively. Costs are recorded within impairment, closure costs, and asset disposals on the condensed consolidated statements of income and comprehensive income. Carrying value after the impairment charges approximates fair value.

5. Equity Investments

	June 30,	December 31,
	2023	2022
Equity method investments	$10,489	$11,697
Other investments	40,412	32,855
Total	$50,901	$44,552

Equity Method Investments

As of June 30, 2023, we owned 4,325 shares of common stock of Tractor Beverages, Inc. (“Tractor”). Our investment represents ownership of approximately 10.2% of Tractor, and we have invested total cash consideration of $10,000. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. There were no impairment charges for the six months ended June 30, 2023 or 2022 associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $10,489 and $11,697 as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 13. “Related Party Transactions” for related party disclosures.

Other Investments

As of June 30, 2023, we hold warrants (the “Tractor Warrants”) to purchase 3,772 shares of common stock of Tractor. Tractor is a privately held company, and as such, the Tractor Warrants represent non-marketable equity securities. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $10,747 as of June 30, 2023 and December 31, 2022.

As of June 30, 2023, we own 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of June 30, 2023, we have recognized a cumulative gain of $5,968 related to our investment in Nuro due to observable transactions in prior periods. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $15,968 as of June 30, 2023 and December 31, 2022.

As of June 30, 2023, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $13,697 and $6,140 as of June 30, 2023 and December 31, 2022, respectively.

6. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. As of June 30, 2023, we had $294,694 authorized for repurchasing shares of our common stock, which includes $100,000 additional authorization approved by our Board of Directors on May 25, 2023. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.

During the six months ended June 30, 2023, 40 shares of common stock at a total cost of $67,474 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

7. Stock-Based Compensation

For the six months ended June 30, 2023, we granted stock only stock appreciation rights (“SOSARs”) on 71 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $520.23 per share with a weighted-average exercise price of $1,611.18 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the six months ended June 30, 2023, 85 SOSARs were exercised, and 15 SOSARs were forfeited.

For the six months ended June 30, 2023, we granted restricted stock units (“RSUs”) on 34 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $1,639.50 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. For the six months ended June 30, 2023, 21 RSUs vested and 6 RSUs were forfeited.

For the six months ended June 30, 2023, we awarded performance share units (“PSUs”) on 24 shares of our common stock at target performance to eligible employees. These PSUs are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $1,606.91 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3-year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant. For the six months ended June 30, 2023, 49 PSUs vested, and 3 PSUs were forfeited.

The following table sets forth total stock-based compensation expense:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock-based compensation	$31,467	$29,142	$52,137	$53,219
Stock-based compensation, net of income taxes	$27,205	$24,924	$43,901	$45,474
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$795	$511	$1,381	$998
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$11,848	$2,711	$22,010	$20,672

.

8. Income Taxes

The effective income tax rate for the three months ended June 30, 2023, was 23.8%, a decrease from an effective income tax rate of 25.3% for the three months ended June 30, 2022. The decrease is primarily due to an increase in tax benefits related to option exercises and equity vesting, partially offset with an increase in uncertain tax position reserves.

The effective income tax rate for the six months ended June 30, 2023, was 23.2%, an increase from an effective income tax rate of 22.3% for the six months ended June 30, 2022. The increase is primarily due to a decrease in tax benefits related to option exercises and equity vesting and an increase in uncertain tax position reserves, partially offset by a reduction in nondeductible expenses.

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

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$104,311	$94,871	$206,798	$189,421
Operating lease assets obtained in exchange for operating lease liabilities	$162,337	$121,059	$252,991	$210,055
Derecognition of operating lease assets due to terminations or impairment	$3,936	$176	$5,159	$6,473

10. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$341,790	$259,942	$633,434	$418,236
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	27,604	27,905	27,614	27,974
Dilutive stock awards	143	187	154	222
Weighted-average number of common shares outstanding (for diluted calculation)	27,747	28,092	27,768	28,196
Basic earnings per share	$12.38	$9.32	$22.94	$14.95
Diluted earnings per share	$12.32	$9.25	$22.81	$14.83

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock awards subject to performance conditions	57	64	53	59
Stock awards that were antidilutive	67	184	110	163
Total stock awards excluded from diluted earnings per share	124	248	163	222

11. Commitments and Contingencies

Purchase Obligations

We enter into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to commitments for food purchases and supplies, capital projects, corporate assets, information technology, marketing initiatives and corporate sponsorships, and other miscellaneous items.

Litigation

We are involved in various claims and legal actions, such as wage and hour, wrongful termination and other employment-related claims, slip and fall and other personal injury claims, advertising and consumer claims, privacy claims, and lease, construction and other commercial disputes, that arise in the ordinary course of business, some of which may be covered by insurance. The outcomes of these actions are not predictable, but we do not believe that the ultimate resolution of any pending or threatened actions of these types will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. However, if there is a significant increase in the number of these claims, or if we incur greater liabilities than we currently anticipate under one or more claims, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

Accrual for Estimated Liability

In relation to various legal matters, we had an accrued legal liability balance of $6,631 and $15,227 included within accrued liabilities on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

12. Debt

As of June 30, 2023, we had a $500,000 revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.475%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of June 30, 2023 and December 31, 2022.

13. Related Party Transactions

As of June 30, 2023, we owned approximately 10.2% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the three months ended June 30, 2023 and June 30, 2022, purchases from the supplier were $10,946 and $9,313, respectively. During the six months ended June 30, 2023 and June 30, 2022, purchases from the supplier were $20,173 and $16,824, respectively.

During the three months ended June 30, 2023, we made an investment in the Series A preferred shares of Vebu Inc. (“Vebu”), a developer of restaurant automation technology. As we are a significant customer of Vebu and maintain board representation, we have determined that we maintain significant influence over Vebu. During the three months ended June 30, 2023 and June 30, 2022, purchases from Vebu were $110 and $55, respectively. During the six months ended June 30, 2023 and June 30, 2022, purchases from the supplier were $743 and $248, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements about the number of new restaurants we expect to open and the number with Chipotlanes, our expectation to generate positive cash flow for the foreseeable future, our ability to manage risks in our supply chain, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations. We use words such as “anticipate”, “believe”, “could”, “should”, “may”, “approximately”, “estimate”, “expect”, “intend”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. The forward-looking statements in this report are based on currently available operating, financial and competitive information available to us as of the date of this filing and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including but not limited to: increasing wage inflation and the competitive labor market, which impacts our ability to attract and retain qualified employees and has resulted in occasional staffing shortages; the impact of any union organizing efforts and our responses to such efforts; increasing supply costs (including beef, tortillas, dairy, salsa, beans and rice); risks of food safety incidents and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential material failures or interruptions; privacy and cyber security risks, including risk of breaches, unauthorized access, theft, modification or destruction of guest or employee personal or confidential information stored on our network or the network of third party providers; the impact of competition, including from sources outside the restaurant industry; the financial impact of increasing our average hourly wages; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the availability of suitable new restaurant sites and the availability of construction materials and contractors; increases in ingredient and other operating costs due to inflation, global conflicts, climate change, our Food with Integrity philosophy, tariffs or trade restrictions and supply shortages; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in consumers' perceptions of our brand, including as a result of actual or rumored food safety concerns or other negative publicity, decreased consumer spending (including as a result of higher inflation, mass layoffs, fear of possible recession and higher energy prices), or the inability to increase menu prices or realize the benefits of menu price increases; risks associated with our digital business, including risks arising from our reliance on third party delivery services; risks relating to litigation, including possible governmental actions and potential class action litigation related to food safety incidents, cybersecurity incidents, employment or privacy laws, advertising claims or other matters; and other risk factors described from time to time in our SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2022, and in other reports filed with the SEC, all of which are available on the investor relations page of our website at ir.Chipotle.com.

As of June 30, 2023, we operated 3,205 Chipotle restaurants throughout the United States, 57 international Chipotle restaurants, and six non-Chipotle restaurants. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:

•Comparable restaurant sales

•Restaurant operating costs as a percentage of total revenue

•New restaurant openings

Second Quarter 2023 Financial Highlights, year-over-year:

•Total revenue increased 13.6% to $2.5 billion

•Comparable restaurant sales increased 7.4%

•Diluted earnings per share was $12.32, a 33.2% increase from $9.25, which includes a $0.33 after-tax impact from expenses primarily related to restaurant and corporate level impairment and closure costs and corporate restructuring.

Sales Trends. Comparable restaurant sales increased 7.4% for the three months ended June 30, 2023. The increase is primarily attributable to an increase in menu prices and, to a lesser extent, higher transactions. Comparable restaurant sales represent the change in period-over-period total revenue for restaurants in operation for at least 13 full calendar months.

In-restaurant sales increased 15.8% in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to an increase in comparable restaurant sales, new restaurant openings, and a shift in consumer behaviors from digital sales to in-restaurant sales across the country. In-restaurant sales represent food and beverage revenue generated on-premise and include revenue deferrals associated with Chipotle Rewards.

Digital sales represented 38.0% of food and beverage revenue for the three months ended June 30, 2023, compared to 39.0% of food and beverage revenue for the three months ended June 30, 2022. The decrease in digital sales as a percentage of food and beverage revenue is primarily related to the increase of in-restaurant sales discussed above. Digital sales represent food and beverage revenue generated through the Chipotle website, Chipotle app or third-party delivery aggregators and includes revenue deferrals associated with Chipotle Rewards.

Restaurant Operating Costs. During the three months ended June 30, 2023, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) were 72.5% of total revenue, a decrease from 74.8% during the three months ended June 30, 2022. The decrease was driven primarily by sales leverage and, to a lesser extent, lower avocado prices. These decreases were partially offset by inflation across several food costs and, to a lesser extent, wage inflation.

Restaurant Development. During the three months ended June 30, 2023, we opened 47 new restaurants, which included 40 restaurants with a Chipotlane. We remain on track to open approximately 255-285 new restaurants in 2023 (including 10 to 15 relocations), which assumes utility, construction, permit and material supply delays do not worsen. We expect that at least 80% of our new restaurants will include a Chipotlane.

Cultivate Next Fund. Our Cultivate Next Fund is a venture formed to make early-stage investments into strategically aligned companies that further our mission to Cultivate a Better World. The Fund has an initial size of $50.0 million and will be financed almost entirely by Chipotle. During the three months ended June 30, 2023 we made a $7.5 million investment in Vebu, a developer of restaurant automation technology. As of June 30, 2023, we have made $18.5 million in investments through this Fund.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning of period	3,224	3,014	3,187	2,966
Chipotle openings	47	42	87	93
Non-Chipotle openings	-	-	1	-
Chipotle permanent closures	-	(1)	-	(2)
Chipotle relocations	(3)	(3)	(7)	(5)
Total restaurants at end of period	3,268	3,052	3,268	3,052

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$2,497.5	$2,192.8	13.9%	$4,848.5	$4,191.8	15.7%
Delivery service revenue	17.3	20.5	(15.8%)	34.9	42.1	(17.2%)
Total revenue	$2,514.8	$2,213.3	13.6%	$4,883.4	$4,233.9	15.3%
Average restaurant sales (1)	$2.9	$2.7	7.1%	$2.9	$2.7	7.1%
Comparable restaurant sales increase	7.4%	10.1%		9.1%	9.5%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, were comparable restaurant sales increases and new restaurant openings. Total revenue increased due to comparable restaurant sales increases of $152.3 million and restaurants not yet in the comparable base of $149.2 million, of which $42.2 million was due to restaurants opened in 2023.

The significant factors contributing to the total revenue increase for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, were comparable restaurant sales increases and new restaurant openings. Total revenue increased due to comparable restaurant sales increases of $361.3 million and restaurants not yet in the comparable base of $288.2 million, of which $50.6 million was due to restaurants opened in 2023.

Food, Beverage and Packaging Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$738.7	$673.9	9.6%	$1,431.2	$1,300.9	10.0%
As a percentage of total revenue	29.4%	30.4%	(1.0%)	29.3%	30.7%	(1.4%)

Food, beverage and packaging costs decreased as a percentage of total revenue for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to the benefit of menu price increases and, to a lesser extent, lower avocado prices. These decreases were partially offset by inflation across several food costs, primarily beef, tortillas, dairy, salsa, beans and rice.

Labor Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Labor costs	$611.7	$549.9	11.2%	$1,195.5	$1,081.9	10.5%
As a percentage of total revenue	24.3%	24.8%	(0.5%)	24.5%	25.6%	(1.1%)

Labor costs decreased as a percentage of total revenue for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to sales leverage, partially offset by restaurant wage inflation.

Occupancy Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$123.9	$113.9	8.8%	$245.8	$226.0	8.8%
As a percentage of total revenue	4.9%	5.1%	(0.2%)	5.0%	5.3%	(0.3%)

Occupancy costs decreased as a percentage of total revenue for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to sales leverage, partially offset by increased rent expense associated with new restaurants.

Other Operating Costs

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$349.7	$317.5	10.2%	$712.9	$648.2	10.0%
As a percentage of total revenue	13.9%	14.3%	(0.4%)	14.6%	15.3%	(0.7%)

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, technology costs, and maintenance costs. Other operating costs decreased as a percentage of total revenue for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, due to sales leverage and, to a lesser extent, lower delivery expenses. These decreases were partially offset by higher costs across several expenses, most notably higher maintenance costs and higher utilities due to inflation in electricity.

General and Administrative Expenses

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
General and administrative expense	$156.5	$140.8	11.1%	$304.8	$288.2	5.8%
As a percentage of total revenue	6.2%	6.4%	(0.2%)	6.2%	6.8%	(0.6%)

General and administrative expenses increased in dollar terms for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a $4.7 million increase in performance bonuses, a $4.0 million increase in outside services expense related to corporate initiatives, a $3.8 million increase in employee wages primarily due to headcount growth and a $3.5 million increase in restructuring costs related to the May 2023 optimization of our organizational structure. These increases were slightly offset by a $3.4 million decrease in estimated loss contingencies related to legal matters.

General and administrative expenses increased in dollar terms for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a $9.6 million increase in employee wages primarily due to headcount growth, an $8.9 million increase in performance bonuses, an $8.7 million increase in outside services expense related to corporate initiatives, and a $5.1 million increase in restructuring costs. These increases were slightly offset by a $14.3 million decrease in conference expense, primarily associated with our biennial All Managers’ Conference held in the 2022 comparable period.

Depreciation and Amortization

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$78.8	$69.7	13.0%	$155.4	$141.4	9.9%
As a percentage of total revenue	3.1%	3.2%	(0.1%)	3.2%	3.3%	(0.1%)

Depreciation and amortization decreased as a percentage of total revenue for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to sales leverage, partially offset by increased depreciation expense associated with new restaurants.

Impairment, Closure Costs, and Asset Disposals

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$16.2	$4.7	246.9%	$24.6	$9.0	173.6%
As a percentage of total revenue	0.6%	0.2%	0.4%	0.5%	0.2%	0.3%

Impairment, closure costs, and asset disposals increased in dollar terms for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to elevated impairment of operating lease assets and leasehold improvements and higher charges related to the replacement of certain leasehold improvements and kitchen equipment. These elevated impairments include the impact of our decision to close Pizzeria Locale.

Impairment, closure costs, and asset disposals increased in dollar terms for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher charges related to the replacement of certain leasehold improvements and kitchen equipment and elevated impairments of operating lease assets and leasehold improvements.

Interest and Other Income, net

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Interest and other income, net	$16.4	$10.6	55.6%	$25.4	$10.4	145.1%
As a percentage of total revenue	0.7%	0.5%	0.2%	0.5%	0.2%	0.3%

Interest and other income, net increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to increased interest income on our investments in U.S. Treasury securities, money market funds and time deposits due to increased interest rates, offset by a gain on investment in the prior year.

Provision for Income Taxes

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$(106.5)	$(88.2)	20.7%	$(191.4)	$(119.9)	59.6%
Effective income tax rate	23.8%	25.3%	n/m*	23.2%	22.3%	n/m*

*Not meaningful

The effective income tax rate for the three months ended June 30, 2023, was 23.8%, a decrease from an effective income tax rate of 25.3% for the three months ended June 30, 2022. The decrease is primarily due to an increase in tax benefits related to option exercises and equity vesting, partially offset by an increase in uncertain tax position reserves.

The effective income tax rate for the six months ended June 30, 2023, was 23.2%, an increase from an effective income tax rate of 22.3% for the six months ended June 30, 2022. The increase is primarily due to fewer tax benefits related to option exercises and equity vesting and an increase in uncertain tax position reserves, partially offset by a reduction in nondeductible expenses.

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

Liquidity and Capital Resources

As of June 30, 2023, we had a cash and marketable investments balance of $1.7 billion, excluding restricted cash of $25.1 million and non-marketable investments of $55.1 million. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of June 30, 2023, $294.7 million remained available for repurchases of shares of our common stock. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. Additionally, as of June 30, 2023, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.

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

Cash Flows

Cash provided by operating activities was $1.0 billion for the six months ended June 30, 2023, compared to $569.7 million for the six months ended June 30, 2022. The increase was primarily due to higher net earnings, timing of tax related payments and receipts and, to a lesser extent, net cash changes in non-tax operating assets and liabilities.

Cash used in investing activities was $627.7 million for the six months ended June 30, 2023, compared to $249.2 million for the six months ended June 30, 2022. The change was primarily associated with a $317.4 million increase in investment purchases net of investment maturities and, to a lesser extent, increased capital expenditures of $61.1 million primarily related to costs associated with new restaurant development.

Cash used in financing activities was $289.1 million for the six months ended June 30, 2023, compared to $614.4 million for the six months ended June 30, 2022. The change was primarily due to decreased treasury stock repurchases of $300.2 million and, to a lesser extent, $24.4 million of lower payments of tax withholdings related to stock-based compensation.

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

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of June 30, 2023, we had $1.8 billion in cash and cash equivalents, current and long-term investments, and restricted cash, nearly all of which are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 30, 2023, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11. “Commitments and Contingencies” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the second quarter of 2023.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April		17,142	$1,734.71	17,142	$252,578,361
	Purchased 4/1 through 4/30
May		11,575	$2,065.06	11,575	$328,675,312
	Purchased 5/1 through 5/31
June		16,510	$2,058.21	16,510	$294,694,245
	Purchased 6/1 through 6/30
Total		45,227	$1,937.35	45,227

(1) Shares were repurchased pursuant to repurchase programs announced on October 25, 2022 and February 7, 2023.

(2) The May total includes an additional $100 million in authorized repurchases approved on May 25, 2023 and announced July 26, 2023. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Director Compensation Program and Stock Ownership Guidelines (Revised May 25, 2023)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

Date: July 28, 2023