Form 10-Q
period 2023-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2023-10-27
CIK 1058090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 24, 2023, there were 27,444,660 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$602,307	$384,000
Accounts receivable, net	71,122	106,880
Inventory	40,177	35,668
Prepaid expenses and other current assets	104,038	86,412
Income tax receivable	-	47,741
Investments	851,699	515,136
Total current assets	1,669,343	1,175,837
Leasehold improvements, property and equipment, net	2,093,011	1,951,147
Long-term investments	473,247	388,055
Restricted cash	25,315	24,966
Operating lease assets	3,555,808	3,302,402
Other assets	72,830	63,158
Goodwill	21,939	21,939
Total assets	$7,911,493	$6,927,504
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$207,541	$184,566
Accrued payroll and benefits	155,015	170,456
Accrued liabilities	151,148	147,539
Unearned revenue	156,320	183,071
Current operating lease liabilities	244,994	236,248
Income tax payable	172,689	-
Total current liabilities	1,087,707	921,880
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	3,773,087	3,495,162
Deferred income tax liabilities	111,089	98,623
Other liabilities	53,296	43,816
Total liabilities	5,025,179	4,559,481
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 37,467 and 37,320 shares issued as of September 30, 2023 and December 31, 2022, respectively	375	373
Additional paid-in capital	1,917,868	1,829,304
Treasury stock, at cost, 9,982 and 9,693 common shares as of September 30, 2023 and December 31, 2022, respectively	(4,798,748)	(4,282,014)
Accumulated other comprehensive loss	(8,080)	(7,888)
Retained earnings	5,774,899	4,828,248
Total shareholders' equity	2,886,314	2,368,023
Total liabilities and shareholders' equity	$7,911,493	$6,927,504

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Food and beverage revenue	$2,456,039	$2,202,336	$7,304,557	$6,394,094
Delivery service revenue	15,909	17,839	50,772	59,959
Total revenue	2,471,948	2,220,175	7,355,329	6,454,053
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	734,186	662,540	2,165,409	1,963,394
Labor	616,282	557,178	1,811,754	1,639,044
Occupancy	126,269	115,826	372,097	341,777
Other operating costs	345,368	322,085	1,058,281	970,261
General and administrative expenses	159,501	140,896	464,337	429,118
Depreciation and amortization	78,546	71,416	233,902	212,814
Pre-opening costs	9,605	7,618	23,341	18,219
Impairment, closure costs, and asset disposals	7,241	6,363	31,842	15,354
Total operating expenses	2,076,998	1,883,922	6,160,963	5,589,981
Income from operations	394,950	336,253	1,194,366	864,072
Interest and other income, net	18,392	3,712	43,787	14,071
Income before income taxes	413,342	339,965	1,238,153	878,143
Provision for income taxes	(100,125)	(82,827)	(291,502)	(202,769)
Net income	$313,217	$257,138	$946,651	$675,374
Earnings per share:
Basic	$11.37	$9.26	$34.31	$24.20
Diluted	$11.32	$9.20	$34.13	$24.02
Weighted-average common shares outstanding:
Basic	27,550	27,773	27,593	27,907
Diluted	27,681	27,956	27,739	28,116
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$(1,128)	$(2,257)	$(192)	$(3,542)
Comprehensive income	$312,089	$254,881	$946,459	$671,832

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2021	37,132	$371	$1,729,312	9,052	$(3,356,102)	$3,929,147	$(5,354)	$2,297,374
Stock-based compensation	-	-	24,077	-	-	-	-	24,077
Stock plan transactions and other	134	2	(61)	-	-	-	-	(59)
Acquisition of treasury stock	-	-	-	230	(345,921)	-	-	(345,921)
Net income	-	-	-	-	-	158,294	-	158,294
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	195	195
Balance, March 31, 2022	37,266	$373	$1,753,328	9,282	$(3,702,023)	$4,087,441	$(5,159)	$2,133,960
Stock-based compensation	-	-	29,142	-	-	-	-	29,142
Stock plan transactions and other	18	-	(167)	-	-	-	-	(167)
Acquisition of treasury stock	-	-	-	198	(267,198)	-	-	(267,198)
Net income	-	-	-	-	-	259,942	-	259,942
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	(1,480)	(1,480)
Balance, June 30, 2022	37,284	$373	$1,782,303	9,480	$(3,969,221)	$4,347,383	$(6,639)	$2,154,199
Stock-based compensation	-	-	25,587	-	-	-	-	25,587
Stock plan transactions and other	22	-	48	-	-	-	-	48
Acquisition of treasury stock	-	-	-	75	(107,334)	-	-	(107,334)
Net income	-	-	-	-	-	257,138	-	257,138
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	(2,257)	(2,257)
Balance, September 30, 2022	37,306	$373	$1,807,938	9,555	$(4,076,555)	$4,604,521	$(8,896)	$2,327,381

Balance, December 31, 2022	37,320	$373	$1,829,304	9,693	$(4,282,014)	$4,828,248	$(7,888)	$2,368,023
Stock-based compensation	-	-	20,670	-	-	-	-	20,670
Stock plan transactions and other	99	1	(291)	-	-	-	-	(290)
Acquisition of treasury stock	-	-	-	125	(198,819)	-	-	(198,819)
Net income	-	-	-	-	-	291,644	-	291,644
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	457	457
Balance, March 31, 2023	37,419	$374	$1,849,683	9,818	$(4,480,833)	$5,119,892	$(7,431)	$2,481,685
Stock-based compensation	-	-	31,467	-	-	-	-	31,467
Stock plan transactions and other	40	1	(217)	-	-	-	-	(216)
Acquisition of treasury stock	-	-	-	45	(88,319)	-	-	(88,319)
Net income	-	-	-	-	-	341,790	-	341,790
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	479	479
Balance, June 30, 2023	37,459	$375	$1,880,933	9,863	$(4,569,152)	$5,461,682	$(6,952)	$2,766,886
Stock-based compensation	-	-	36,614	-	-	-	-	36,614
Stock plan transactions and other	8	-	321	-	-	-	-	321
Acquisition of treasury stock	-	-	-	119	(229,596)	-	-	(229,596)
Net income	-	-	-	-	-	313,217	-	313,217
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	(1,128)	(1,128)
Balance, September 30, 2023	37,467	$375	$1,917,868	9,982	$(4,798,748)	$5,774,899	$(8,080)	$2,886,314

See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2023	2022
Operating activities
Net income	$946,651	$675,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,902	212,814
Deferred income tax provision	12,465	(8,567)
Impairment, closure costs, and asset disposals	30,536	15,127
Provision for credit losses	565	(969)
Stock-based compensation expense	86,557	77,371
Other	(17,272)	(13,045)
Changes in operating assets and liabilities:
Accounts receivable	33,666	22,891
Inventory	(4,508)	(1,056)
Prepaid expenses and other current assets	(23,494)	(3,169)
Operating lease assets	185,056	171,464
Other assets	(6,939)	(1,537)
Accounts payable	4,886	10,774
Accrued payroll and benefits	(14,902)	(32,861)
Accrued liabilities	1,882	(16,562)
Unearned revenue	(21,190)	(18,141)
Income tax payable/receivable	220,427	(18,070)
Operating lease liabilities	(156,180)	(153,200)
Other long-term liabilities	5,910	2,968
Net cash provided by operating activities	1,518,018	921,606
Investing activities
Purchases of leasehold improvements, property and equipment	(388,801)	(335,518)
Purchases of investments	(845,981)	(513,813)
Maturities of investments	440,788	202,997
Net cash used in investing activities	(793,994)	(646,334)
Financing activities
Acquisition of treasury stock	(437,305)	(629,775)
Tax withholding on stock-based compensation awards	(68,613)	(92,374)
Other financing activities	546	(586)
Net cash used in financing activities	(505,372)	(722,735)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(1,170)
Net change in cash, cash equivalents, and restricted cash	218,656	(448,633)
Cash, cash equivalents, and restricted cash at beginning of period	408,966	846,230
Cash, cash equivalents, and restricted cash at end of period	$627,622	$397,597
Supplemental disclosures of cash flow information
Income taxes paid	$54,615	$227,452
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$81,724	$58,127
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$15,312	$5,999

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

We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of September 30, 2023, we operated 3,321 restaurants including 3,260 Chipotle restaurants within the United States and 61 international Chipotle restaurants. In the current quarter we closed all non-Chipotle restaurants. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

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

The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	September 30,	December 31,
	2023	2022
Gift card liability	$115,244	$145,014

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue recognized from gift card liability balance at the beginning of the year	$6,481	$6,311	$56,402	$54,780

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

Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Chipotle Rewards liability, beginning balance	$40,923	$29,381	$38,057	$25,572
Revenue deferred	32,947	32,621	95,672	92,495
Revenue recognized	(32,794)	(30,191)	(92,653)	(86,256)
Chipotle Rewards liability, ending balance	$41,076	$31,811	$41,076	$31,811

4. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.

Our held-to-maturity investments are comprised of U.S. Treasury securities and a corporate debt security, which are held at amortized cost. We also have investments in convertible notes receivable which are held at fair value. Additionally, we maintain a deferred compensation plan with related assets held in a rabbi trust.

The following tables show our cash, cash equivalents, and debt investments by significant investment category as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$86,629	$-	$-	$86,629	$86,629	$-	$-
Level 1(1)
Money market funds	439,176	-	-	439,176	439,176	-	-
Time deposits	76,502	-	-	76,502	76,502	-	-
U.S. Treasury securities	1,259,791	520	8,512	1,251,799	-	850,900	408,891
Subtotal	1,775,469	520	8,512	1,767,477	515,678	850,900	408,891
Level 3
Corporate debt security(2)	17,600	-	118	17,482	-	799	16,801
Notes receivable(3)	6,860	284	-	7,144	-	-	7,144
Subtotal	24,460	284	118	24,626	-	799	23,945
Total	$1,886,558	$804	$8,630	$1,878,732	$602,307	$851,699	$432,836

	December 31, 2022
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$75,829	$-	$-	$75,829	$75,829	$-	$-
Level 1(1)
Money market funds	232,477	-	-	232,477	232,477	-	-
Time deposits	75,694	-	-	75,694	75,694	-	-
U.S. Treasury securities	847,354	63	14,355	833,062	-	515,136	332,218
Subtotal	1,155,525	63	14,355	1,141,233	308,171	515,136	332,218
Level 3
Corporate debt security(2)	17,900	-	700	17,200	-	-	17,900
Note receivable(3)	4,860	222	-	5,082	-	-	5,082
Subtotal	22,760	222	700	22,282	-	-	22,982
Total	$1,254,114	$285	$15,055	$1,239,344	$384,000	$515,136	$355,200

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

(3) We have elected to measure our investment in convertible notes receivable of private companies at fair value under the fair value option. The fair value of the notes receivable are measured using Level 3 (unobservable) inputs. We determined the fair value for the notes receivable using an internally-developed valuation model and unobservable inputs include estimates of the equity value of the underlying business and the timing and probability of future financing events.

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

The following table summarizes our restaurant and office assets measured at fair value by hierarchy level on a nonrecurring basis:

		Carrying Value
		September 30,
	Level	2023	2022
Leasehold improvements, property and equipment, net	3	$2,033	$194
Operating lease assets	3	4,321	551
Total		$6,354	$745

Fair value of these assets was measured using Level 3 inputs (unobservable inputs for the asset or liability). Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing and intend to sublease the restaurant or office space. During the three months ended September 30, 2023 and 2022, we recorded asset impairments related to restaurants and offices of $1,611 and $698, respectively. During the nine months ended September 30, 2023 and 2022, we recorded asset impairments related to restaurants and offices of $10,726 and $1,796, respectively. Costs are recorded within impairment, closure costs, and asset disposals on the condensed consolidated statements of income and comprehensive income. Carrying value after the impairment charges approximates fair value.

5. Equity Investments

	September 30,	December 31,
	2023	2022
Equity method investments	$9,717	$11,697
Other investments	40,411	32,855
Total	$50,128	$44,552

Equity Method Investments

As of September 30, 2023, we owned 4,325 shares of common stock of Tractor Beverages, Inc. (“Tractor”). Our investment represents ownership of approximately 10.2% of Tractor, and we have invested total cash consideration of $10,000. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. There were no impairment charges for the nine months ended September 30, 2023 or 2022 associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $9,717 and $11,697 as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 13. “Related Party Transactions” for related party disclosures.

Other Investments

As of September 30, 2023, we hold warrants (the “Tractor Warrants”) to purchase 3,772 shares of common stock of Tractor. Tractor is a privately held company, and as such, the Tractor Warrants represent non-marketable equity securities. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $10,747 as of September 30, 2023 and December 31, 2022.

As of September 30, 2023, we own 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of September 30, 2023, we have recognized a cumulative gain of $5,968 related to our investment in Nuro due to observable transactions in prior periods. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $15,968 as of September 30, 2023 and December 31, 2022.

As of September 30, 2023, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $13,696 and $6,140 as of September 30, 2023 and December 31, 2022, respectively.

6. Shareholders’ Equity

We have had a stock repurchase program in place since 2008. As of September 30, 2023, we had $368,369 authorized for repurchasing shares of our common stock, which includes $300,000 additional authorization approved by our Board of Directors on September 13, 2023. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.

During the nine months ended September 30, 2023, 41 shares of common stock at a total cost of $68,613 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

7. Stock-Based Compensation

For the nine months ended September 30, 2023, we granted stock only stock appreciation rights (“SOSARs”) on 72 shares of our common stock to eligible employees. The weighted-average grant date fair value of the SOSARs was $521.66 per share with a weighted-average exercise price of $1,615.39 per share. The SOSARs vest in two equal installments on the second and third anniversary of the grant date. For the nine months ended September 30, 2023, 94 SOSARs were exercised, and 18 SOSARs were forfeited.

For the nine months ended September 30, 2023, we granted restricted stock units (“RSUs”) on 35 shares of our common stock to eligible employees. The weighted-average grant date fair value of the RSUs was $1,647.04 per share. The RSUs generally vest in two equal installments on the second and third anniversary of the grant date. For the nine months ended September 30, 2023, 22 RSUs vested and 8 RSUs were forfeited.

For the nine months ended September 30, 2023, we awarded performance share units (“PSUs”) on 24 shares of our common stock at target performance to eligible employees. These PSUs are subject to service, market and performance vesting conditions. The weighted-average grant date fair value of the PSUs was $1,606.91 per share, and the quantity of shares that will vest range from 0% to 300% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3-year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the day of grant. For the nine months ended September 30, 2023, 49 PSUs vested, and 3 PSUs were forfeited.

The following table sets forth total stock-based compensation expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock-based compensation	$36,614	$25,587	$88,751	$78,806
Stock-based compensation, net of income taxes	$31,065	$22,067	$74,966	$67,541
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$813	$437	$2,194	$1,435
Excess tax benefit on stock-based compensation recognized in Provision for income taxes on the condensed consolidated statements of income and comprehensive income	$994	$3,711	$23,004	$24,383

.

8. Income Taxes

The effective income tax rate for the three months ended September 30, 2023, was 24.2%, a decrease from an effective income tax rate of 24.4% for the three months ended September 30, 2022. The decrease is primarily due to a decrease in uncertain tax position reserves and higher income tax credits, mostly offset by a decrease in tax benefits from option exercises and equity vesting.

The effective income tax rate for the nine months ended September 30, 2023, was 23.5%, an increase from an effective income tax rate of 23.1% for the nine months ended September 30, 2022. The increase is primarily due to fewer tax benefits related to option exercises and equity vesting, partially offset by higher income tax credits.

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

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$105,416	$97,627	$312,214	$287,048
Operating lease assets obtained in exchange for operating lease liabilities	$185,519	$163,916	$438,510	$373,971
Derecognition of operating lease assets due to terminations or impairment	$1,232	$6,112	$6,391	$12,585

10. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$313,217	$257,138	$946,651	$675,374
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	27,550	27,773	27,593	27,907
Dilutive stock awards	131	183	146	209
Weighted-average number of common shares outstanding (for diluted calculation)	27,681	27,956	27,739	28,116
Basic earnings per share	$11.37	$9.26	$34.31	$24.20
Diluted earnings per share	$11.32	$9.20	$34.13	$24.02

The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock awards subject to performance conditions	56	61	54	60
Stock awards that were antidilutive	61	167	93	164
Total stock awards excluded from diluted earnings per share	117	228	147	224

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

Accrual for Estimated Liability

In relation to various legal matters, we had an accrued legal liability balance of $7,382 and $15,227 included within accrued liabilities on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

12. Debt

As of September 30, 2023, we had a $500,000 revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.475%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of September 30, 2023 and December 31, 2022.

13. Related Party Transactions

As of September 30, 2023, we owned approximately 10.2% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the three months ended September 30, 2023 and September 30, 2022, purchases from the supplier were $12,509 and $11,506, respectively. During the nine months ended September 30, 2023 and September 30, 2022, purchases from the supplier were $32,682 and $28,330, respectively.

During the second quarter of 2023, we made an investment in the Series A preferred shares of Vebu Inc. (“Vebu”), a developer of restaurant automation technology. As we are a significant customer of Vebu and maintain board representation, we have determined that we maintain significant influence over Vebu. During the three months ended September 30, 2023 and September 30, 2022, purchases from Vebu were $248 and $502, respectively. During the nine months ended September 30, 2023 and September 30, 2022, purchases from the supplier were $991 and $612, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements about the number of new restaurants we expect to open and the number with Chipotlanes, our expectation to generate positive cash flow for the foreseeable future, our ability to manage risks in our supply chain, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations. We use words such as “anticipate”, “believe”, “could”, “should”, “may”, “approximately”, “estimate”, “expect”, “intend”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. The forward-looking statements in this report are based on currently available operating, financial and competitive information available to us as of the date of this filing and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including but not limited to: increasing wage inflation and the competitive labor market, including as a result of regulations such as California AB 1228, which impacts our ability to attract and retain qualified employees and has resulted in occasional staffing shortages; the impact of any union organizing efforts and our responses to such efforts; increasing supply costs (including beef, tortillas, queso, salsa, beans and rice); risks of food safety incidents and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential material failures or interruptions; privacy and cyber security risks, including risk of breaches, unauthorized access, theft, modification or destruction of guest or employee personal or confidential information stored on our network or the network of third party providers; the impact of competition, including from sources outside the restaurant industry; the financial impact of increasing our average hourly wages; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the costs and availability of suitable new restaurant sites, construction materials and contractors and the expected costs to accelerate our international expansion through franchise restaurants in the Middle East; increases in ingredient and other operating costs due to inflation, global conflicts, climate change, our Food with Integrity philosophy, tariffs or trade restrictions and supply shortages; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in consumers' perceptions of our brand, including as a result of actual or rumored food safety concerns or other negative publicity, decreased consumer spending (including as a result of higher inflation, mass layoffs, fear of possible recession and higher energy prices), or the inability to increase menu prices or realize the benefits of menu price increases; risks associated with our digital business, including risks arising from our reliance on third party delivery services; risks relating to litigation, including possible governmental actions and potential class action litigation related to food safety incidents, cybersecurity incidents, employment or privacy laws, advertising claims or other matters; and other risk factors described from time to time in our SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2022, and in other reports filed with the SEC, all of which are available on the investor relations page of our website at ir.Chipotle.com.

As of September 30, 2023, we operated 3,260 Chipotle restaurants throughout the United States and 61 international Chipotle restaurants. We manage our U.S. operations based on eight regions and have aggregated our operations to one reportable segment.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:

•Comparable restaurant sales

•Restaurant operating costs as a percentage of total revenue

•New restaurant openings

Third Quarter 2023 Financial Highlights, year-over-year:

•Total revenue increased 11.3% to $2.5 billion

•Comparable restaurant sales increased 5.0%

•Diluted earnings per share was $11.32, a 23.0% increase from $9.20, which includes a $0.04 after-tax impact from expenses related to corporate restructuring.

Sales Trends. Comparable restaurant sales increased 5.0% for the three months ended September 30, 2023. The increase is primarily attributable to higher transactions and, to a lesser extent, an increase in average check. Comparable restaurant sales represent the change in period-over-period total revenue for restaurants in operation for at least 13 full calendar months. Digital sales represented 36.6% of total food and beverage revenue.

Restaurant Operating Costs. During the three months ended September 30, 2023, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) were 73.7% of total revenue, a decrease from 74.7% during the three months ended September 30, 2022. The decrease was driven primarily by sales leverage, partially offset by inflation across several food costs and, to a lesser extent, wage inflation.

Restaurant Development. During the three months ended September 30, 2023, we opened 62 new restaurants, which included 54 restaurants with a Chipotlane. We remain on track to open approximately 255-285 new restaurants in 2023 (including 10 to 15 relocations) and expect to open approximately 285 to 315 new restaurants in 2024, which assumes utility, construction, permit and inspection delays do not worsen. We expect that at least 80% of our new restaurants will include a Chipotlane.

Cultivate Next Fund. Our Cultivate Next Fund is a venture formed to make early-stage investments into strategically aligned companies that further our mission to Cultivate a Better World. The Fund has an initial size of $50.0 million and will be financed almost entirely by Chipotle. During the three months ended September 30, 2023 we made a $2.0 million investment in a convertible note receivable issued by a developer of agriculture related robotic technologies. As of September 30, 2023, we have made $20.5 million in investments through this Fund.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning of period	3,268	3,052	3,187	2,966
Chipotle openings	62	43	149	136
Non-Chipotle openings	-	-	1	-
Chipotle permanent closures	(1)	(1)	(1)	(3)
Chipotle relocations	(2)	(4)	(9)	(9)
Non-Chipotle permanent closures	(6)	-	(6)	-
Total restaurants at end of period	3,321	3,090	3,321	3,090

Results of Operations

Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.

Revenue

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$2,456.0	$2,202.3	11.5%	$7,304.6	$6,394.1	14.2%
Delivery service revenue	15.9	17.8	(10.8%)	50.8	60.0	(15.3%)
Total revenue	$2,471.9	$2,220.2	11.3%	$7,355.3	$6,454.1	14.0%
Average restaurant sales (1)	$3.0	$2.8	6.3%	$3.0	$2.8	6.3%
Comparable restaurant sales increase	5.0%	7.6%		7.7%	8.9%

(1) Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The significant factors contributing to the total revenue increase for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, were new restaurant openings and comparable restaurant sales increases. Total revenue increased due to restaurants not yet in the comparable base of $150.3 million, of which $73.4 million was due to restaurants opened in 2023 and comparable restaurant sales increases of $101.5 million. Comparable restaurant sales increased 5.0% as a result of an increase in transactions of 4.1% and an increase in average check of 0.9%. The increase in average check was driven by a 2.8% benefit from menu price increases, which was partially offset by a decrease in check mix.

The significant factors contributing to the total revenue increase for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, were comparable restaurant sales increases and new restaurant openings. Total revenue increased due to comparable restaurant sales increases of $462.8 million and restaurants not yet in the comparable base of $438.6 million, of which $124.0 million was due to restaurants opened in 2023. Comparable restaurant sales increased 7.7% as a result of an increase in transactions of 4.3% and an increase in average check of 3.4%. The increase in average check was driven by a 6.0% benefit from menu price increases, which was partially offset by a decrease in check mix.

Food, Beverage and Packaging Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$734.2	$662.5	10.8%	$2,165.4	$1,963.4	10.3%
As a percentage of total revenue	29.7%	29.8%	(0.1%)	29.4%	30.4%	(1.0%)

Food, beverage and packaging costs decreased 0.1% as a percentage of total revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, including 0.8% benefit from menu price increases, partially offset by 0.7% from inflation on beef and queso.

Food, beverage and packaging costs decreased 1.0% as a percentage of total revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, including 1.9% from menu price increases and 0.8% from lower avocado costs, partially offset by 1.7% due to inflation across several food costs, primarily beef and tortillas.

Labor Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Labor costs	$616.3	$557.2	10.6%	$1,811.8	$1,639.0	10.5%
As a percentage of total revenue	24.9%	25.1%	(0.2%)	24.6%	25.4%	(0.8%)

Labor costs decreased 0.2% as a percentage of total revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, including 0.8% from sales leverage, partially offset by 0.6% due to restaurant wage inflation.

Labor costs decreased 0.8% as a percentage of total revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, including 1.5% from sales leverage, partially offset by 0.9% due to restaurant wage inflation.

Occupancy Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$126.3	$115.8	9.0%	$372.1	$341.8	8.9%
As a percentage of total revenue	5.1%	5.2%	(0.1%)	5.1%	5.3%	(0.2%)

Occupancy costs decreased 0.1% and 0.2% as a percentage of total revenue for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively, primarily due to sales leverage, partially offset by increased rent expense associated with new restaurants.

Other Operating Costs

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$345.4	$322.1	7.2%	$1,058.3	$970.3	9.1%
As a percentage of total revenue	14.0%	14.5%	(0.5%)	14.4%	15.0%	(0.6%)

Other operating costs include, among other items, marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, technology costs, and maintenance costs.

Other operating costs decreased 0.5% as a percentage of total revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, including 0.4% of sales leverage and 0.1% of lower marketing and promotional expenses, partially offset by 0.1% of higher maintenance costs.

Other operating costs decreased 0.6% as a percentage of total revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, including 0.6% of sales leverage and 0.3% of lower delivery expenses, partially offset by 0.1% of higher maintenance costs.

General and Administrative Expenses

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
General and administrative expense	$159.5	$140.9	13.2%	$464.3	$429.1	8.2%
As a percentage of total revenue	6.5%	6.3%	0.2%	6.3%	6.6%	(0.3%)

General and administrative expenses increased in dollar terms for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to a $10.2 million increase in stock-based compensation performance awards, a $5.1 million increase in performance bonuses, a $3.5 million increase in conference expense, primarily associated with our upcoming biennial All Managers’ Conference which is scheduled for March 2024, and a $2.9 million increase in outside services expense related to corporate initiatives.

General and administrative expenses increased in dollar terms for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a $13.5 million increase in performance bonuses, an $11.5 million increase in outside services expense related to corporate initiatives, a $9.5 million increase in employee wages primarily due to headcount growth, an $8.0 million increase in stock-based compensation performance awards, and a $6.5 million increase in restructuring costs. These increases were slightly offset by a $10.8 million decrease in conference expense, primarily associated with our biennial All Managers’ Conference held in the 2022 comparable period, and a $3.2 million decrease in recruitment expense.

Depreciation and Amortization

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$78.5	$71.4	10.0%	$233.9	$212.8	9.9%
As a percentage of total revenue	3.2%	3.2%	0.0%	3.2%	3.3%	(0.1%)

Depreciation and amortization remained flat as a percentage of total revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to sales leverage offset by increased depreciation expense associated with new restaurants.

Depreciation and amortization decreased 0.1% as a percentage of total revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to sales leverage, partially offset by increased depreciation expense associated with new restaurants.

Impairment, Closure Costs, and Asset Disposals

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$7.2	$6.4	13.8%	$31.8	$15.4	107.4%
As a percentage of total revenue	0.3%	0.3%	0.0%	0.4%	0.2%	0.2%

Impairment, closure costs, and asset disposals increased in dollar terms for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to higher charges related to the replacement of certain leasehold improvements and, to a lesser extent, the replacement of certain kitchen equipment.

Impairment, closure costs, and asset disposals increased in dollar terms for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to elevated impairment of operating lease assets and leasehold improvements and higher charges related to the replacement of certain leasehold improvements and, to a lesser extent, the replacement of certain kitchen equipment. These elevated impairments include the impact of Pizzeria Locale closing.

Interest and Other Income, net

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Interest and other income, net	$18.4	$3.7	395.5%	$43.8	$14.1	211.2%
As a percentage of total revenue	0.7%	0.2%	0.5%	0.6%	0.2%	0.4%

Interest and other income, net increased in dollar terms for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to increased interest income on our investments in U.S. Treasury securities, money market funds and time deposits due to increased interest rates and a higher average investment balance.

Interest and other income, net increased in dollar terms for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increased interest income on our investments in U.S. Treasury securities, money market funds and time deposits due to increased interest rates and a higher average investment balance, partially offset by a gain on our investments in Tractor Beverages, Inc. in the prior year.

Provision for Income Taxes

	Three months ended			Nine months ended
	September 30,		Percentage	September 30,		Percentage
	2023	2022	change	2023	2022	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$(100.1)	$(82.8)	20.9%	$(291.5)	$(202.8)	43.8%
Effective income tax rate	24.2%	24.4%	n/m*	23.5%	23.1%	n/m*

*Not meaningful

The effective income tax rate decreased 0.2% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, including 0.5% from a decrease in uncertain tax position reserves, 0.4% from higher income tax credits, mostly offset by a 0.8% from a decrease in tax benefits from option exercises and equity vesting.

The effective income tax rate increased 0.4% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, including 0.9% from a decrease in tax benefits from option exercises and equity vesting, partially offset by 0.4% from higher income tax credits.

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

Liquidity and Capital Resources

As of September 30, 2023, we had a cash and marketable investments balance of $1.9 billion, excluding non-marketable investments of $64.4 million and restricted cash of $25.3 million. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of September 30, 2023, $368.4 million remained available for repurchases of shares of our common stock. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions. Additionally, as of September 30, 2023, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.

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

Cash Flows

Cash provided by operating activities was $1.5 billion for the nine months ended September 30, 2023, compared to $921.6 million for the nine months ended September 30, 2022. The increase was primarily due to higher net earnings, timing of tax-related payments and receipts and, to a lesser extent, net cash changes in non-tax operating assets and liabilities.

Cash used in investing activities was $794.0 million for the nine months ended September 30, 2023, compared to $646.3 million for the nine months ended September 30, 2022. The change was primarily associated with a $94.4 million increase in investment purchases net of investment maturities and increased capital expenditures of $53.3 million primarily related to costs associated with new restaurant development.

Cash used in financing activities was $505.4 million for the nine months ended September 30, 2023, compared to $722.7 million for the nine months ended September 30, 2022. The change was primarily due to decreased treasury stock repurchases of $192.5 million and, to a lesser extent, $23.8 million of lower payments of tax withholdings related to stock-based compensation.

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

Changing Interest Rates

We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of September 30, 2023, we had $2.0 billion in cash and cash equivalents, current and long-term investments, and restricted cash, nearly all of which are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended September 30, 2023, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11. “Commitments and Contingencies” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2023.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July		18,784	$2,025.80	18,784	$256,641,653
	Purchased 7/1 through 7/31
August		57,489	$1,885.59	57,489	$148,240,948
	Purchased 8/1 through 8/31
September		41,976	$1,902.81	41,976	$368,368,641
	Purchased 9/1 through 9/30
Total		118,249	$1,913.98	118,249

(1) Shares were repurchased pursuant to repurchase programs announced on February 7, 2023 and July 26, 2023.

(2) The September total includes an additional $300 million in authorized repurchases approved on September 13, 2023 and announced October 26, 2023. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan, Amended August 2023	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

Date: October 26, 2023