Form 10-Q
period 2024-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2024-04-25
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 1-32731
__________________________________________________________________________
CHIPOTLE MEXICAN GRILL, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	84-1219301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

610 Newport Center Drive, Suite 1100 Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 524-4000
__________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 22, 2024, there were 27,467 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$727,394	$560,609
Accounts receivable, net	89,836	115,535
Inventory	37,947	39,309
Prepaid expenses and other current assets	98,118	117,462
Income tax receivable	-	52,960
Investments	692,474	734,838
Total current assets	1,645,769	1,620,713
Leasehold improvements, property and equipment, net	2,202,739	2,170,038
Long-term investments	776,815	564,488
Restricted cash	26,138	25,554
Operating lease assets	3,670,983	3,578,548
Other assets	66,866	63,082
Goodwill	21,939	21,939
Total assets	$8,411,249	$8,044,362
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$196,866	$197,646
Accrued payroll and benefits	142,425	227,537
Accrued liabilities	171,612	147,688
Unearned revenue	187,317	209,680
Current operating lease liabilities	254,144	248,074
Income tax payable	44,989	-
Total current liabilities	997,353	1,030,625
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	3,903,353	3,803,551
Deferred income tax liabilities	84,229	89,109
Other liabilities	64,985	58,870
Total liabilities	5,049,920	4,982,155
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.01 par value, 230,000 shares authorized, 37,563 and 37,483 shares issued as of March 31, 2024 and December 31, 2023, respectively	376	375
Additional paid-in capital	1,994,950	1,956,160
Treasury stock, at cost, 10,096 and 10,057 common shares as of March 31, 2024 and December 31, 2023, respectively	(5,042,319)	(4,944,656)
Accumulated other comprehensive loss	(7,950)	(6,657)
Retained earnings	6,416,272	6,056,985
Total shareholders' equity	3,361,329	3,062,207
Total liabilities and shareholders' equity	$8,411,249	$8,044,362
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2024	2023
Food and beverage revenue	$2,684,447	$2,351,009
Delivery service revenue	17,401	17,571
Total revenue	2,701,848	2,368,580
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	779,076	692,559
Labor	659,450	583,794
Occupancy	135,699	121,931
Other operating costs	385,773	363,206
General and administrative expenses	204,625	148,340
Depreciation and amortization	83,243	76,585
Pre-opening costs	7,211	6,198
Impairment, closure costs, and asset disposals	5,479	8,361
Total operating expenses	2,260,556	2,000,974
Income from operations	441,292	367,606
Interest and other income, net	19,364	8,949
Income before income taxes	460,656	376,555
Provision for income taxes	101,369	84,911
Net income	$359,287	$291,644
Earnings per share:
Basic	$13.09	$10.56
Diluted	$13.01	$10.50
Weighted-average common shares outstanding:
Basic	27,444	27,624
Diluted	27,624	27,788
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$(1,293)	$457
Comprehensive income	$357,994	$292,101
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	37,320	$373	$1,829,304	9,693	$(4,282,014)	$4,828,248	$(7,888)	$2,368,023
Stock-based compensation	-	-	20,670	-	-	-	-	20,670
Stock plan transactions and other	99	1	(291)	-	-	-	-	(290)
Acquisition of treasury stock	-	-	-	125	(198,819)	-	-	(198,819)
Net income	-	-	-	-	-	291,644	-	291,644
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	457	457
Balance, March 31, 2023	37,419	$374	$1,849,683	9,818	$(4,480,833)	$5,119,892	$(7,431)	$2,481,685

Balance, December 31, 2023	37,483	$375	$1,956,160	10,057	$(4,944,656)	$6,056,985	$(6,657)	$3,062,207
Stock-based compensation	-	-	36,681	-	-	-	-	36,681
Stock plan transactions and other	80	1	2,109	-	-	-	-	2,110
Acquisition of treasury stock	-	-	-	39	(97,663)	-	-	(97,663)
Net income	-	-	-	-	-	359,287	-	359,287
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(1,293)	(1,293)
Balance, March 31, 2024	37,563	$376	$1,994,950	10,096	$(5,042,319)	$6,416,272	$(7,950)	$3,361,329
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Operating activities
Net income	$359,287	$291,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,243	76,585
Deferred income tax provision	(4,890)	(486)
Impairment, closure costs, and asset disposals	4,209	8,152
Provision for credit losses	(412)	500
Stock-based compensation expense	36,003	20,084
Other	835	(2,810)
Changes in operating assets and liabilities:
Accounts receivable	26,146	39,659
Inventory	1,331	1,086
Prepaid expenses and other current assets	16,291	(14,569)
Operating lease assets	64,797	59,135
Other assets	1,561	3,277
Accounts payable	12,588	(2,732)
Accrued payroll and benefits	(85,289)	(53,428)
Accrued liabilities	25,322	17,009
Unearned revenue	(19,358)	(22,653)
Income tax payable/receivable	97,960	85,400
Operating lease liabilities	(51,537)	(51,584)
Other long-term liabilities	1,147	767
Net cash provided by operating activities	569,234	455,036
Investing activities
Purchases of leasehold improvements, property and equipment	(132,703)	(120,369)
Purchases of investments	(366,798)	(214,819)
Maturities of investments	198,462	99,639
Net cash used in investing activities	(301,039)	(235,549)
Financing activities
Acquisition of treasury stock	(27,005)	(126,709)
Tax withholding on stock-based compensation awards	(72,654)	(67,185)
Other financing activities	(415)	11
Net cash used in financing activities	(100,074)	(193,883)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(752)	290
Net change in cash, cash equivalents, and restricted cash	167,369	25,894
Cash, cash equivalents, and restricted cash at beginning of period	586,163	408,966
Cash, cash equivalents, and restricted cash at end of period	$753,532	$434,860
Supplemental disclosures of cash flow information
Income taxes paid (refunded)	$7,859	$(245)
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$64,207	$63,745
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$3,646	$9,422
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
We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of March 31, 2024, we operated 3,479 restaurants including 3,411 Chipotle restaurants within the United States and 68 international Chipotle restaurants. We manage our U.S. operations based on nine regions and aggregate our operations to one reportable segment.
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements, footnotes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2023.
2. Recently Issued Accounting Standards
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
The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	March 31, 2024	December 31, 2023
Gift card liability	$139,993	$164,930

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended March 31,
	2024	2023
Revenue recognized from gift card liability balance at the beginning of the year	$44,812	$38,878
Chipotle Rewards
We have a loyalty program called Chipotle Rewards. Customers who enroll in the program generally earn points for every dollar spent. We may also periodically offer promotions, which typically provide the customer with the opportunity to earn bonus points or other rewards. Customers may redeem earned points for various rewards, which are primarily comprised of free food and beverage items. Earned rewards generally expire one month to two months after they are issued, and points generally expire if an account is inactive for a period of six months.
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
Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended March 31,
	2024	2023
Chipotle Rewards liability, beginning balance	$44,750	$38,057
Revenue deferred	39,005	31,057
Revenue recognized	(36,431)	(29,900)
Chipotle Rewards liability, ending balance	$47,324	$39,214
4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.
Our held-to-maturity investments are comprised of U.S. Treasury securities and corporate debt securities, which are held at amortized cost. We also have investments in convertible notes receivable which are held at fair-value. Additionally, we maintain a deferred compensation plan with related assets held in a rabbi trust.

The following tables show our cash, cash equivalents, and debt investments by significant investment category as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$158,314	$-	$-	$158,314	$158,314	$-	$-
Level 1(1)
Money market funds	492,228	-	-	492,228	492,228	-	-
Time deposits	76,852	-	-	76,852	76,852	-	-
U.S. Treasury securities	1,357,606	639	4,041	1,354,204	-	691,274	666,332
Corporate debt securities	34,469	-	168	34,301	-	-	34,469
Subtotal	1,961,155	639	4,209	1,957,585	569,080	691,274	700,801
Level 3
Corporate debt security(2)	17,201	275	-	17,476	-	1,200	16,001
Notes receivable(3)	12,001	1,289	141	13,149	-	-	13,149
Subtotal	29,202	1,564	141	30,625	-	1,200	29,150
Total	$2,148,671	$2,203	$4,350	$2,146,524	$727,394	$692,474	$729,951

	December 31, 2023
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$128,458	$-	$-	$128,458	$128,458	$-	$-
Level 1(1)
Money market funds	355,872	-	-	355,872	355,872	-	-
Time deposits	76,279	-	-	76,279	76,279	-	-
U.S. Treasury securities	1,200,658	4,352	4,083	1,200,927	-	731,339	469,319
Corporate debt securities	19,755	13	7	19,761	-	-	19,755
Subtotal	1,652,564	4,365	4,090	1,652,839	432,151	731,339	489,074
Level 3
Corporate debt security(2)	17,401	-	27	17,374	-	999	16,402
Notes receivable(3)	14,500	1,289	141	15,648	-	2,500	13,148
Subtotal	31,901	1,289	168	33,022	-	3,499	29,550
Total	$1,812,923	$5,654	$4,258	$1,814,319	$560,609	$734,838	$518,624
(1)Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
(2)The fair value of the corporate debt security is measured using Level 3 (unobservable) inputs. We determined the fair value for the corporate debt security using an internally-developed valuation model and unobservable inputs include credit and liquidity spreads and effective maturity.

(3)We have elected to measure our investment in convertible notes receivable of private companies at fair value under the fair value option. The fair value of the notes receivable are measured using Level 3 (unobservable) inputs. We determined the fair value for the notes receivable using an internally-developed valuation model and unobservable inputs include estimates of the equity value of the underlying business and the timing and probability of future financing events.
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
During the three months ended March 31, 2024 and 2023, nonrecurring fair value measurements resulting in asset impairments were not material.
5. Equity Investments
The following table summarizes our equity investments as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Equity method investments	$8,376	$8,896
Other investments	46,864	45,864
Total	$55,240	$54,760
Equity Method Investments
As of March 31, 2024, we owned 4,325 shares of common stock of Tractor Beverages, Inc. (“Tractor”). Our investment represents ownership of approximately 10.2% of Tractor, and we have invested total cash consideration of $10,000. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. There were no impairment charges for the three months ended March 31, 2024 or 2023, associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $8,376 and $8,896 as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 13. “Related Party Transactions” for related party disclosures.
Other Investments
As of March 31, 2024, we hold warrants (the “Tractor Warrants”) to purchase 2,162 shares of common stock of Tractor. Tractor is a privately held company, and as such, the Tractor Warrants represent non-marketable equity securities. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $8,675 as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, we owned 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of March 31, 2024, we have recognized a cumulative gain of $5,968 related to our investment in Nuro due to observable transactions in prior periods. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $15,968 as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $22,221 and $21,221 as of March 31, 2024 and December 31, 2023, respectively.
6. Shareholders’ Equity
We have had a stock repurchase program in place since 2008. As of March 31, 2024, we had $399,098 authorized for repurchasing shares of our common stock. Shares we repurchased are being held in treasury stock until they are reissued or retired at the discretion of our Board of Directors.
During the three months ended March 31, 2024, 28 shares of common stock at a total cost of $72,654 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. During the three months ended March 31, 2023, 40 shares of common stock at a total cost of $67,185 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.
7. Stock-Based Compensation
Pursuant to the 2022 Stock Incentive Plan, we grant stock-only stock appreciation rights ("SOSARs"), restricted stock units ("RSUs"), and performance stock units ("PSUs") to employees and non-employee directors. SOSARs and RSUs generally vest in two equal installments on the second and third anniversary of the grant date. PSUs are subject to service, market and performance vesting conditions, and the quantity of shares that vest will range from 0% to 300% of the targeted number of shares.
Total stock-based compensation expense was as follows:

	Three months ended March 31,
	2024	2023
Stock-based compensation	$36,681	$20,670
Stock-based compensation, net of income taxes	$31,286	$16,696
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$678	$586
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$13,255	$10,162
.
SOSARs
A summary of SOSAR award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	295	$1,302.60		$290,156
Granted	46	2,638.35
Exercised	(34)	1,102.31
Forfeited	(3)	1,662.64
Outstanding, March 31, 2024	304	1,526.40	4.65	419,723
Exercisable, March 31, 2024	142	1,090.16	3.21	257,430
Vested and expected to vest, March 31, 2024	287	1,500.90	4.57	403,335

RSUs
A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2024	60	$1,604.25
Granted	23	2,638.35
Vested	(17)	1,538.11
Forfeited	(2)	1,743.95
Outstanding, March 31, 2024	64	1,984.14
Vested and expected to vest, March 31, 2024	52	1,961.14

PSUs
A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2024	56	$1,562.14
Granted	17	2,638.35
Vested	(15)	1,479.55
Forfeited	(1)	1,594.08
Outstanding, March 31, 2024	57	1,906.32
Vested and expected to vest, March 31, 2024*	89	1,783.72
*The vested and expected to vest total above represents outstanding base PSUs, adjusted for expected payout amounts in line with current and future estimated performance levels.
8. Income Taxes
The effective income tax rate for the three months ended March 31, 2024, was 22.0%, a decrease from an effective income tax rate of 22.5% for the three months ended March 31, 2023. The decrease is primarily due to an increase in tax benefits related to option exercises and equity vesting.
9. Leases
The majority of our operating leases consist of restaurant locations and office space. We determine if a contract contains a lease at inception. Our leases generally have remaining terms of 1-20 years and most include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years.

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$113,496	$102,487
Operating lease assets obtained in exchange for operating lease liabilities	$157,806	$90,654
Derecognition of operating lease assets due to terminations or impairment	$1,425	$1,223
10. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Net income	$359,287	$291,644
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	27,444	27,624
Dilutive stock awards	180	164
Weighted-average number of common shares outstanding (for diluted calculation)	27,624	27,788
Basic earnings per share	$13.09	$10.56
Diluted earnings per share	$13.01	$10.50
The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended March 31,
	2024	2023
Stock awards subject to performance conditions	49	48
Stock awards that were antidilutive	49	153
Total stock awards excluded from diluted earnings per share	98	201
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
Accrual for Estimated Liability
In relation to various legal matters, we had an accrued legal liability balance of $21,587 and $7,640 included within accrued liabilities on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

12. Debt
As of March 31, 2024, we had a $500,000 revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.475%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of March 31, 2024 and December 31, 2023, respectively.
13. Related Party Transactions
As of March 31, 2024, we owned approximately 10.2% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the three months ended March 31, 2024 and 2023, purchases from the supplier were $11,554 and $9,228, respectively.
We are an investor in Vebu Inc. (“Vebu”), a developer of restaurant automation technology. As we are a significant customer of Vebu and maintain board representation, we have determined that we maintain significant influence over Vebu. During the three months ended March 31, 2024 and 2023, purchases from Vebu were $0 and $248, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements about the number of new restaurants we expect to open and the number with Chipotlanes, our expectation to generate positive cash flow for the foreseeable future, our ability to manage risks in our supply chain, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations. We use words such as “anticipate”, “believe”, “could”, “should”, “may”, “approximately”, “estimate”, “expect”, “intend”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. The forward-looking statements in this report are based on currently available operating, financial and competitive information available to us as of the date of this filing and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including but not limited to: increasing wage inflation, including as a result of regulations such as California AB 1228, and the competitive labor market, which impacts our ability to attract and retain qualified employees and has resulted in occasional staffing shortages; the impact of any union organizing efforts and our responses to such efforts; increasing supply costs; risks of food safety incidents and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential material failures or interruptions; privacy and cyber security risks, including risk of breaches, unauthorized access, theft, modification or destruction of guest or employee personal or confidential information stored on our network or the network of third party providers; the impact of competition, including from sources outside the restaurant industry; the financial impact of increasing our average hourly wages; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the costs and availability of suitable new restaurant sites, construction materials and contractors; the expected costs and risks related to our international expansion through franchise restaurants in the Middle East; increases in ingredient and other operating costs due to inflation, global conflicts, climate change, our Food with Integrity philosophy, tariffs or trade restrictions; intermittent supply shortages relating to our Food with Integrity philosophy, rapid expansion and supply industry challenges; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in consumers' perceptions of our brand, including as a result of actual or rumored food safety concerns or other negative publicity, decreased consumer spending (including as a result of higher inflation, mass layoffs, fear of possible recession and higher energy prices), or the inability to increase menu prices or realize the benefits of menu price increases; risks associated with our digital business, including risks arising from our reliance on third party delivery services; risks relating to litigation, including possible governmental actions and potential class action litigation related to food safety incidents, cybersecurity incidents, employment or privacy laws, advertising claims or other matters; and other risk factors described from time to time in our SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2023, and in other reports filed with the SEC, all of which are available on the investor relations page of our website at ir.Chipotle.com.
As of March 31, 2024, we operated 3,411 Chipotle restaurants throughout the United States and 68 international Chipotle restaurants. We manage our U.S. operations based on nine regions and aggregate our operations to one reportable segment.
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
First Quarter 2024 Financial Highlights, year-over-year:
•Total revenue increased 14.1% to $2.7 billion
•Comparable restaurant sales increased 7.0%
•Diluted earnings per share was $13.01, a 23.9% increase from $10.50, which includes a $0.36 after-tax impact from an increase in legal reserves.
Sales Trends. Comparable restaurant sales increased 7.0% for the three months ended March 31, 2024. The increase is primarily attributable to higher transactions and, to a lesser extent, an increase in average check. Comparable restaurant sales represent the change in period-over-period total revenue for restaurants in operation for at least 13 full calendar months. Digital sales represented 36.5% of total food and beverage revenue.

Restaurant Operating Costs. During the three months ended March 31, 2024, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) were 72.5% of total revenue, a decrease from 74.4% during the three months ended March 31, 2023. The decrease was driven by the benefit of sales leverage, partially offset by wage inflation and, to a lesser extent, inflation across several food costs.
Restaurant Development. During the three months ended March 31, 2024, we opened 47 new restaurants, which included 43 restaurants with a Chipotlane. We are on track to open approximately 285-315 new restaurants in 2024. We expect that at least 80% of our new restaurants will include a Chipotlane.
Cultivate Next Fund. Our Cultivate Next Fund is a venture formed to make early-stage investments into strategically aligned companies that further our mission to Cultivate a Better World. The Fund has a size of $100.0 million, which is financed almost entirely by Chipotle. As of March 31, 2024, we have made $34.0 million in investments through this Fund.
Restaurant Activity
The following table details restaurant unit data for the periods indicated.

	Three months ended March 31,
	2024	2023
Beginning of period	3,437	3,187
Chipotle openings	47	40
Non-Chipotle openings	-	1
Chipotle permanent closures	(3)	-
Chipotle relocations	(2)	(4)
Total restaurants at end of period	3,479	3,224
Results of Operations
Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.
Revenue

	Three months ended March 31,		Percentage
	2024	2023	change
	(dollars in millions)
Food and beverage revenue	$2,684.4	$2,351.0	14.2%
Delivery service revenue	17.4	17.6	(1.0%)
Total revenue	$2,701.8	$2,368.6	14.1%
Average restaurant sales (1)	$3.082	$2.892	6.6%
Comparable restaurant sales increase	7.0%	10.9%
Transactions	5.4%	4.1%
Average check	1.6%	6.8%
Menu price increase	2.7%	10.1%
Check mix	(1.1%)	(3.3%)
(1)Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.

The following is a summary of the change in restaurant sales for the period indicated:

Three months ended
(dollars in millions)
For the period ending March 31, 2023	$2,368.6
Change from:
Comparable restaurant sales	155.7
Restaurant not yet in comparable base opened in 2024	13.5
Restaurant not yet in comparable base opened in 2023	164.9
Other	(0.9)
For the period ending March 31, 2024	$2,701.8
Food, Beverage and Packaging Costs

	Three months ended March 31,		Percentage
	2024	2023	change
	(dollars in millions)
Food, beverage and packaging	$779.1	$692.6	12.5%
As a percentage of total revenue	28.8%	29.2%	(0.4%)
Food, beverage and packaging costs decreased 0.4% as a percentage of total revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, including a 0.9% benefit from menu price increases in the prior year. This benefit was partially offset by inflation across several ingredient costs, primarily beef and produce, and higher incidence of beef from a Braised Beef Barbacoa marketing initiative.
Labor Costs

	Three months ended March 31,		Percentage
	2024	2023	change
	(dollars in millions)
Labor costs	$659.5	$583.8	13.0%
As a percentage of total revenue	24.4%	24.6%	(0.2%)
Labor costs decreased 0.2% as a percentage of total revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, including 1.1% from sales leverage, partially offset by 0.6% due to restaurant wage inflation and, to a lesser extent, increased performance-based compensation.
In April 2024, the minimum wage for restaurants like Chipotle in California increased to $20 per hour, resulting in a nearly 20% increase of our labor costs in California. Subsequently, we increased menu prices by 6 to 7% in our California restaurants to mitigate our increased costs in dollar terms.

Occupancy Costs

	Three months ended March 31,		Percentage
	2024	2023	change
	(dollars in millions)
Occupancy costs	$135.7	$121.9	11.3%
As a percentage of total revenue	5.0%	5.1%	(0.1%)
Occupancy costs decreased 0.1% as a percentage of total revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, respectively, primarily due to sales leverage, partially offset by increased occupancy expense associated with existing restaurants.
Other Operating Costs

	Three months ended March 31,		Percentage
	2024	2023	change
	(dollars in millions)
Other operating costs	$385.8	$363.2	6.2%
As a percentage of total revenue	14.3%	15.3%	(1.0%)
Other operating costs decreased 1.0% as a percentage of total revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, including 0.6% of sales leverage, 0.2% of lower delivery expenses and 0.2% of lower advertisement and marketing promotions expense.
General and Administrative Expenses

	Three months ended March 31,		Percentage
	2024	2023	change
	(dollars in millions)
General and administrative expenses	$204.6	$148.3	37.9%
As a percentage of total revenue	7.6%	6.3%	1.3%
Following is a summary of the change in general and administrative expense for the period indicated:

Three months ended
(dollars in millions)
For the period ending March 31, 2023	$148.3
Change from:
Conferences, primarily biennial All Managers’ Conference	18.5
Stock-based compensation, primarily performance-based awards	15.1
Legal contingencies	13.4
Outside services related to corporate initiatives	4.1
Wages	3.0
Other	2.2
For the period ending March 31, 2024	$204.6

Depreciation and Amortization

	Three months ended March 31,		Percentage
	2024	2023	change
	(dollars in millions)
Depreciation and amortization	$83.2	$76.6	8.7%
As a percentage of total revenue	3.1%	3.2%	(0.1%)
Depreciation and amortization decreased 0.1% as a percentage of total revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to sales leverage, partially offset by increased depreciation expense associated with new restaurants.
Interest and Other Income, Net

	Three months ended March 31,		Percentage
	2024	2023	change
	(dollars in millions)
Interest and other income, net	$19.4	$8.9	116.4%
As a percentage of total revenue	0.7%	0.4%	0.3%
Interest and other income, net increased in dollar terms for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increased interest income on our investments in U.S. Treasury securities, money market funds and time deposits due to a higher average investment balance and higher interest rates.
Provision for Income Taxes

	Three months ended March 31,		Percentage
	2024	2023	change
	(dollars in millions)
Provision for income taxes	$101.4	$84.9	19.4%
Effective income tax rate	22.0%	22.5%	n/m*
*Not meaningful
The effective income tax rate decreased 0.5% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in tax benefits from option exercises and equity vesting.
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

Liquidity and Capital Resources
Cash and Investments
As of March 31, 2024, we had a cash and marketable investments balance of $2.1 billion, non-marketable investments of $76.0 million and $26.1 million of restricted cash. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of March 31, 2024, $399.1 million remained available for repurchases of shares of our common stock. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.
Borrowing Capacity
As of March 31, 2024, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.
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
Cash Flows
Cash provided by operating activities was $569.2 million for the three months ended March 31, 2024, compared to $455.0 million for the three months ended March 31, 2023. The increase was primarily due to higher net earnings and, to a lesser extent, net cash changes in operating assets and liabilities.
Cash used in investing activities was $301.0 million for the three months ended March 31, 2024, compared to $235.5 million for the three months ended March 31, 2023. The change was primarily associated with a $53.2 million increase in investment purchases net of investment maturities.
Cash used in financing activities was $100.1 million for the three months ended March 31, 2024, compared to $193.9 million for the three months ended March 31, 2023. The change was primarily due to decreased treasury stock repurchases of $99.7 million.
Critical Accounting Estimates
Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We had no significant changes to our critical accounting estimates as described in our annual report on Form 10-K for the year ended December 31, 2023.

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
Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of March 31, 2024, we had $2.2 billion in cash and cash equivalents, current and long-term investments, and restricted cash, of which the substantial majority are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended March 31, 2024, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 11. “Commitments and Contingencies” in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the first quarter of 2024.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January		9,270	$2,272.43	9,270	$403,041,527
	Purchased 1/1 through 1/31
February		1,509	$2,613.41	1,509	$399,097,896
	Purchased 2/1 through 2/29
March		-	$-	-	$399,097,896
	Purchased 3/1 through 3/31
Total		10,779	$2,320.16	10,779
(1)Shares were repurchased pursuant to repurchase programs announced on October 26, 2023.
(2)There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Adoption or Termination of 10b5-1 Trading Plans

During the quarter ended March 31, 2024, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Form of 2024 Restricted Stock Unit Agreement	-	-	-	-	X
10.2†	Form of 2024 Performance Share Unit Agreement	-	-	-	-	X
10.3†	Form on 2024 Stock Appreciation Rights Agreement	-	-	-	-	X
10.4†	Form of 2024 Option Agreement (Canada)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X
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
Date: April 25, 2024