Form 10-Q
period 2024-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2024-07-25
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 22, 2024, there were 1,369,476 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$806,528	$560,609
Accounts receivable, net	97,542	115,535
Inventory	35,560	39,309
Prepaid expenses and other current assets	91,852	117,462
Income tax receivable	71,529	52,960
Investments	683,287	734,838
Total current assets	1,786,298	1,620,713
Leasehold improvements, property and equipment, net	2,265,694	2,170,038
Long-term investments	972,644	564,488
Restricted cash	27,664	25,554
Operating lease assets	3,770,997	3,578,548
Other assets	74,599	63,082
Goodwill	21,939	21,939
Total assets	$8,919,835	$8,044,362
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$203,480	$197,646
Accrued payroll and benefits	223,410	227,537
Accrued liabilities	169,631	147,688
Unearned revenue	182,331	209,680
Current operating lease liabilities	264,304	248,074
Total current liabilities	1,043,156	1,030,625
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	4,014,454	3,803,551
Deferred income tax liabilities	83,298	89,109
Other liabilities	67,107	58,870
Total liabilities	5,208,015	4,982,155
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.01 par value, 11,500,000 shares authorized, 1,371,372 and 1,874,139 shares issued as of June 30, 2024 and December 31, 2023, respectively	13,713	18,741
Additional paid-in capital	2,023,802	1,937,794
Treasury stock, at cost, 0 and 502,843 common shares as of June 30, 2024 and December 31, 2023, respectively	-	(4,944,656)
Accumulated other comprehensive loss	(8,514)	(6,657)
Retained earnings	1,682,819	6,056,985
Total shareholders' equity	3,711,820	3,062,207
Total liabilities and shareholders' equity	$8,919,835	$8,044,362
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Food and beverage revenue	$2,954,913	$2,497,509	$5,639,361	$4,848,518
Delivery service revenue	18,204	17,292	35,605	34,863
Total revenue	2,973,117	2,514,801	5,674,966	4,883,381
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	873,673	738,664	1,652,749	1,431,223
Labor	716,627	611,678	1,376,077	1,195,472
Occupancy	138,663	123,897	274,362	245,828
Other operating costs	384,754	349,707	770,528	712,913
General and administrative expenses	175,028	156,496	379,653	304,836
Depreciation and amortization	83,562	78,771	166,805	155,356
Pre-opening costs	8,995	7,538	16,206	13,736
Impairment, closure costs, and asset disposals	5,762	16,240	11,241	24,601
Total operating expenses	2,387,064	2,082,991	4,647,621	4,083,965
Income from operations	586,053	431,810	1,027,345	799,416
Interest and other income, net	21,861	16,446	41,225	25,395
Income before income taxes	607,914	448,256	1,068,570	824,811
Provision for income taxes	152,243	106,466	253,612	191,377
Net income	$455,671	$341,790	$814,958	$633,434
Earnings per share:
Basic	$0.33	$0.25	$0.59	$0.46
Diluted	$0.33	$0.25	$0.59	$0.46
Weighted-average common shares outstanding:
Basic	1,372,800	1,380,222	1,372,488	1,380,711
Diluted	1,381,518	1,387,372	1,381,347	1,388,386
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$(564)	$479	$(1,857)	$936
Comprehensive income	$455,107	$342,269	$813,101	$634,370
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	1,865,992	$18,660	$1,811,017	484,651	$(4,282,014)	$4,828,248	$(7,888)	$2,368,023
Stock-based compensation	-	-	20,670	-	-	-	-	20,670
Stock plan transactions and other	4,982	50	(340)	-	-	-	-	(290)
Acquisition of treasury stock	-	-	-	6,241	(198,819)	-	-	(198,819)
Net income	-	-	-	-	-	291,644	-	291,644
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	457	457
Balance, March 31, 2023	1,870,974	$18,710	$1,831,347	490,892	$(4,480,833)	$5,119,892	$(7,431)	$2,481,685
Stock-based compensation	-	-	31,467	-	-	-	-	31,467
Stock plan transactions and other	1,993	20	(236)	-	-	-	-	(216)
Acquisition of treasury stock	-	-	-	2,271	(88,319)	-	-	(88,319)
Net income	-	-	-	-	-	341,790	-	341,790
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	479	479
Balance, June 30, 2023	1,872,967	$18,730	$1,862,578	493,163	$(4,569,152)	$5,461,682	$(6,952)	$2,766,886

Balance, December 31, 2023	1,874,139	$18,741	$1,937,794	502,843	$(4,944,656)	$6,056,985	$(6,657)	$3,062,207
Stock-based compensation	-	-	36,681	-	-	-	-	36,681
Stock plan transactions and other	4,002	40	2,070	-	-	-	-	2,110
Acquisition of treasury stock	-	-	-	1,935	(97,663)	-	-	(97,663)
Net income	-	-	-	-	-	359,287	-	359,287
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(1,293)	(1,293)
Balance, March 31, 2024	1,878,141	$18,781	$1,976,545	504,778	$(5,042,319)	$6,416,272	$(7,950)	$3,361,329
Stock-based compensation	-	-	46,160	-	-	-	-	46,160
Stock plan transactions and other	397	4	1,097	-	-	-	-	1,101
Acquisition of treasury stock	-	-	-	2,388	(151,877)	-	-	(151,877)
Retirement of treasury stock	(507,166)	(5,072)	-	(507,166)	5,194,196	(5,189,124)	-	-
Net income	-	-	-	-	-	455,671	-	455,671
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	-	(564)	(564)
Balance, June 30, 2024	1,371,372	$13,713	$2,023,802	-	$-	$1,682,819	$(8,514)	$3,711,820
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2024	2023
Operating activities
Net income	$814,958	$633,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,805	155,356
Deferred income tax provision	(5,826)	7,827
Impairment, closure costs, and asset disposals	9,917	24,173
Provision for credit losses	(155)	312
Stock-based compensation expense	81,243	50,756
Other	4,511	(9,237)
Changes in operating assets and liabilities:
Accounts receivable	18,331	44,027
Inventory	3,763	(313)
Prepaid expenses and other current assets	20,348	(21,365)
Operating lease assets	135,881	121,363
Other assets	1,769	3,455
Accounts payable	7,802	(10,783)
Accrued payroll and benefits	(4,438)	7,597
Accrued liabilities	17,056	(66)
Unearned revenue	(22,260)	(19,894)
Income tax payable/receivable	(18,565)	146,177
Operating lease liabilities	(101,348)	(100,794)
Other long-term liabilities	2,020	5,521
Net cash provided by operating activities	1,131,812	1,037,546
Investing activities
Purchases of leasehold improvements, property and equipment	(273,193)	(257,601)
Purchases of investments	(738,434)	(590,656)
Maturities of investments	374,373	220,565
Net cash used in investing activities	(637,254)	(627,692)
Financing activities
Acquisition of treasury stock	(172,368)	(221,754)
Tax withholding on stock-based compensation awards	(73,011)	(67,474)
Other financing activities	(29)	115
Net cash used in financing activities	(245,408)	(289,113)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,121)	265
Net change in cash, cash equivalents, and restricted cash	248,029	121,006
Cash, cash equivalents, and restricted cash at beginning of period	586,163	408,966
Cash, cash equivalents, and restricted cash at end of period	$834,192	$529,972
Supplemental disclosures of cash flow information
Income taxes paid	$277,427	$33,252
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$76,304	$55,904
Acquisition of treasury stock accrued in accounts payable and accrued liabilities	$9,803	$2,406
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
We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of June 30, 2024, we operated 3,530 restaurants including 3,460 Chipotle restaurants within the United States and 70 international Chipotle restaurants. Additionally, we had one international licensed restaurant. We manage our U.S. operations based on nine regions and aggregate our operations to one reportable segment.

On June 26, 2024, we effected a 50-for-1 stock split of our common stock and proportionately increased the number of authorized shares of common stock. All share and per share information, including share-based compensation, throughout this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the additional shares issued in the stock split was reclassified from capital in excess of par value to common stock. In the second quarter of 2024 we retired all treasury stock owned, which was recognized as a deduction from common stock for the shares' par value and the excess of cost over par as a deduction from retained earnings. All shares of common stock that we repurchase will be immediately retired and no longer held as treasury stock.
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
In March 2024, the Securities and Exchange Commission ("SEC") issued its final climate disclosure rules. The rules require disclosure of climate-related information outside of the audited financial statements and disclosure in the footnotes addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates, if material. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC determined to voluntarily stay the effective date of the final rules pending certain legal challenges. We are currently evaluating the impact of adopting the new rules and intend to include the updated climate-related disclosures in our filings when required.
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
The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	June 30, 2024	December 31, 2023
Gift card liability	$133,148	$164,930
Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue recognized from gift card liability balance at the beginning of the year	$12,385	$11,043	$57,197	$49,921
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
Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Chipotle Rewards liability, beginning balance	$47,324	$39,214	$44,750	$38,057
Revenue deferred	41,227	31,668	80,232	62,725
Revenue recognized	(39,368)	(29,959)	(75,799)	(59,859)
Chipotle Rewards liability, ending balance	$49,183	$40,923	$49,183	$40,923

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
The following tables show our cash, cash equivalents, and debt investments by significant investment category as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$116,988	$-	$-	$116,988	$116,988	$-	$-
Level 1
Money market funds	612,339	-	-	612,339	612,339	-	-
Time deposits	77,201	-	-	77,201	77,201	-	-
U.S. Treasury securities	1,537,906	818	4,216	1,534,508	-	671,907	865,999
Corporate debt securities	48,045	-	239	47,806	-	9,980	38,065
Subtotal	2,275,491	818	4,455	2,271,854	689,540	681,887	904,064
Level 3
Corporate debt security(1)	17,001	-	27	16,974	-	1,400	15,601
Notes receivable(2)	13,675	2,380	-	16,055	-	-	16,055
Subtotal	30,676	2,380	27	33,029	-	1,400	31,656
Total	$2,423,155	$3,198	$4,482	$2,421,871	$806,528	$683,287	$935,720

	December 31, 2023
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$128,458	$-	$-	$128,458	$128,458	$-	$-
Level 1
Money market funds	355,872	-	-	355,872	355,872	-	-
Time deposits	76,279	-	-	76,279	76,279	-	-
U.S. Treasury securities	1,200,658	4,352	4,083	1,200,927	-	731,339	469,319
Corporate debt securities	19,755	13	7	19,761	-	-	19,755
Subtotal	1,652,564	4,365	4,090	1,652,839	432,151	731,339	489,074
Level 3
Corporate debt security(1)	17,401	-	27	17,374	-	999	16,402
Notes receivable(2)	14,500	1,289	141	15,648	-	2,500	13,148
Subtotal	31,901	1,289	168	33,022	-	3,499	29,550
Total	$1,812,923	$5,654	$4,258	$1,814,319	$560,609	$734,838	$518,624
(1)The fair value of the corporate debt security is measured using Level 3 (unobservable) inputs. We determined the fair value for the corporate debt security using an internally-developed valuation model and unobservable inputs include credit and liquidity spreads and effective maturity.
(2)We have elected to measure our investment in convertible notes receivable of private companies at fair value under the fair value option. The fair value of the notes receivable are measured using Level 3 (unobservable) inputs. We determined the fair value for the notes receivable using an internally-developed valuation model and unobservable inputs include estimates of the equity value of the underlying business and the timing and probability of future financing events.
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
During the three months and six months ended June 30, 2024 and 2023, nonrecurring fair value measurements resulting in asset impairments were not material.

5. Equity Investments
The following table summarizes our equity investments as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Equity method investments	$14,519	$8,896
Other investments	36,924	45,864
Total	$51,443	$54,760
Equity Method Investments
As of June 30, 2024 and December 31, 2023, we owned 5,406 and 4,325 shares of common stock of Tractor Beverages, Inc. (“Tractor”). As of June 30, 2024, our investment represents ownership of approximately 12.5% of Tractor, and we have invested total cash consideration of $12,500. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. There were no impairment charges for the six months ended June 30, 2024 or 2023, associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $14,519 and $8,896 as of June 30, 2024 and December 31, 2023, respectively. Refer to Note 13, "Related Party Transactions" for related party disclosures.
Other Investments
We held warrants (the “Tractor Warrants”) to purchase 1,081 and 2,162 shares of common stock of Tractor as of June 30, 2024 and December 31, 2023. Tractor is a privately held company, and as such, the Tractor Warrants represent non-marketable equity securities. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $4,395 and $8,675 as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, we owned 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of June 30, 2024, we have recognized a cumulative gain of $5,968 related to our investment in Nuro due to observable transactions in prior periods. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $15,968 as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $16,561 and $21,221 as of June 30, 2024 and December 31, 2023, respectively. A decrease in additional investments balance is primarily due to an unrealized loss of $6,016 recognized on June 30, 2024, partially offset by fair value adjustments.
6. Shareholders’ Equity
We have had a stock repurchase program in place since 2008. As of June 30, 2024, we had $647,741 authorized for repurchasing shares of our common stock, which includes $400,000 additional authorization approved by our Board of Directors on June 5, 2024. Prior to June 26, 2024, shares we repurchased were held in treasury stock until they are reissued or retired at the discretion of our Board of Directors. Beginning on June 26, 2024 all shares of common stock that we repurchase are immediately retired and not held as treasury stock.
During the second quarter of 2024, we retired 507,166 shares of its common stock that were being held as treasury stock. The retirement resulted in a reduction of $5,194,196 in treasury stock, $5,072 in the par value of common stock, and $5,189,124 in retained earnings.
During the six months ended June 30, 2024, 1,402 shares of common stock at a total cost of $73,011 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. During the six months ended June 30, 2023, 2,011 shares of common stock at a total cost of $67,474 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

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
Total stock-based compensation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock-based compensation	$46,160	$31,467	$82,841	$52,137
Stock-based compensation, net of income taxes	$38,932	$27,205	$70,218	$43,901
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$920	$795	$1,598	$1,381
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$2,833	$11,848	$16,088	$22,010
.
SOSARs
A summary of SOSAR award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	14,738	$26.05		$290,156
Granted	2,401	53.09
Exercised	(2,257)	22.27
Forfeited	(269)	34.40
Outstanding, June 30, 2024	14,613	30.93	4.45	463,660
Exercisable, June 30, 2024	6,641	21.82	2.96	271,122
Vested and expected to vest, June 30, 2024	13,904	30.45	4.38	447,797

RSUs
A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2024	3,004	$32.08
Granted	1,278	53.92
Vested	(887)	31.90
Forfeited	(177)	37.07
Outstanding, June 30, 2024	3,218	40.54
Vested and expected to vest, June 30, 2024	2,669	39.94

PSUs
A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2024	2,794	$31.24
Granted	849	52.77
Vested	(777)	29.59
Forfeited	(47)	33.75
Outstanding, June 30, 2024	2,819	38.14
Vested and expected to vest, June 30, 2024*	5,646	39.13
*The vested and expected to vest total above represents outstanding base PSUs, adjusted for expected payout amounts in line with current and future estimated performance levels.
8. Income Taxes
The effective income tax rate for the three months ended June 30, 2024, was 25.0%, an increase from an effective income tax rate of 23.8% for the three months ended June 30, 2023. The increase is primarily due to a decrease in tax benefits related to option exercises and equity vesting, partially offset with a decrease in tax reserves.
The effective income tax rate for the six months ended June 30, 2024, was 23.7%, an increase from an effective income tax rate of 23.2% for the six months ended June 30, 2023. The increase is primarily due to a decrease in tax benefits related to option exercises and equity vesting, partially offset with a decrease in tax reserves.
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
Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$113,805	$104,311	$227,301	$206,798
Operating lease assets obtained in exchange for operating lease liabilities	$164,992	$162,337	$322,798	$252,991
Derecognition of operating lease assets due to terminations or impairment	$-	$3,936	$1,425	$5,159

10. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$455,671	$341,790	$814,958	$633,434
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	1,372,800	1,380,222	1,372,488	1,380,711
Dilutive stock awards	8,718	7,150	8,859	7,675
Weighted-average number of common shares outstanding (for diluted calculation)	1,381,518	1,387,372	1,381,347	1,388,386
Basic earnings per share	$0.33	$0.25	$0.59	$0.46
Diluted earnings per share	$0.33	$0.25	$0.59	$0.46
The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock awards subject to performance conditions	2,819	2,837	2,642	2,625
Stock awards that were antidilutive	2,367	3,333	2,413	5,495
Total stock awards excluded from diluted earnings per share	5,186	6,170	5,055	8,120
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
Accrual for Estimated Liability
In relation to various legal matters, we had an accrued legal liability balance of $14,973 and $7,640 included within accrued liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
12. Debt
As of June 30, 2024, we had a $500,000 revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.475%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of June 30, 2024 and December 31, 2023, respectively.

13. Related Party Transactions
As of June 30, 2024, we owned approximately 12.5% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the three months ended June 30, 2024 and 2023, purchases from the supplier were $13,412 and $10,946, respectively. During the six months ended June 30, 2024 and 2023, purchases from the supplier were $24,966 and $20,173, respectively.
We are an investor in Vebu Inc. (“Vebu”), a developer of restaurant automation technology. As we are a significant customer of Vebu and maintain board representation, we have determined that Vebu is a related party. Our investment, which is comprised of preferred shares, is accounted for as a non-marketable equity investment and is included within long-term investments on the condensed consolidated balance sheet. During the three months ended June 30, 2024 and 2023, purchases from Vebu were $0 and $110, respectively. During the six months ended June 30, 2024 and 2023, purchases from Vebu were $0 and $743, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements about the number of new restaurants we expect to open and the number with Chipotlanes, our expectation to generate positive cash flow for the foreseeable future, our expectations for utilization of cash flow from operations, our ability to manage risks and volatility in our supply chain, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations. We use words such as “anticipate”, “believe”, “could”, “should”, “may”, “approximately”, “estimate”, “expect”, “intend”, “project”, “target”, "goal" and similar terms and phrases, including references to assumptions, to identify forward-looking statements. The forward-looking statements in this report are based on currently available operating, financial and competitive information available to us as of the date of this filing and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including but not limited to: increasing wage inflation, including as a result of state or local regulations mandating higher minimum wages, and the competitive labor market, which impacts our ability to attract and retain qualified employees and has resulted in occasional staffing shortages; the impact of any union organizing efforts and our responses to such efforts; increasing supply costs; risks of food safety incidents and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential material failures, interruptions or outages; privacy and cyber security risks, including risk of breaches, unauthorized access, theft, modification, destruction or ransom of guest or employee personal or confidential information stored on our network or the network of third party providers; the impact of competition, including from sources outside the restaurant industry; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the costs and availability of suitable new restaurant sites, construction materials and contractors; the expected costs and risks related to our international expansion, including through licensed restaurants in the Middle East; increases in ingredient and other operating costs due to inflation, global conflicts, severe weather and climate change, our Food with Integrity philosophy, tariffs or trade restrictions; intermittent supply shortages relating to our Food with Integrity philosophy, rapid expansion and supply chain disruptions; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in guests' perceptions of our brand, including as a result of negative publicity or social media posts, decreased consumer spending (including as a result of higher inflation, mass layoffs, fear of possible recession and higher energy prices), or the inability to increase menu prices or realize the benefits of menu price increases; risks associated with our digital business, including risks arising from our reliance on third party delivery services and the IT infrastructure; litigation risks, including possible governmental actions and potential class action litigation related to food safety incidents, cybersecurity incidents, employment or privacy laws, advertising claims, contract disputes or other matters; and other risk factors described from time to time in our SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2023, and in other reports filed with the SEC, all of which are available on the investor relations page of our website at ir.Chipotle.com.
As of June 30, 2024, we operated 3,460 Chipotle restaurants throughout the United States and 70 international Chipotle restaurants. Additionally, we had one international licensed restaurant. We manage our U.S. operations based on nine regions and aggregate our operations to one reportable segment.
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
Second Quarter 2024 Financial Highlights, year-over-year:
•Total revenue increased 18.2% to $3.0 billion
•Comparable restaurant sales increased 11.1%
•Diluted earnings per share was $0.33, a 32.0% increase from $0.25, which includes a $0.01 after-tax impact from an unrealized loss on a long-term investment and an increase in legal reserves.
Sales Trends. Comparable restaurant sales increased 11.1% for the three months ended June 30, 2024. The increase is primarily attributable to higher transactions and, to a lesser extent, an increase in average check. Comparable restaurant sales represent the change in period-over-period total revenue for restaurants in operation for at least 13 full calendar months. Digital sales represented 35.3% of total food and beverage revenue.

Restaurant Operating Costs. During the three months ended June 30, 2024, our restaurant operating costs (food, beverage and packaging; labor; occupancy; and other operating costs) were 71.1% of total revenue, a decrease from 72.5% during the three months ended June 30, 2023. The decrease was driven by the benefit of sales leverage, partially offset by wage inflation and, to a lesser extent, inflation across several food costs.
Restaurant Development. During the three months ended June 30, 2024, we opened 52 company-operated restaurants, which included 46 restaurants with a Chipotlane. We are on track to open approximately 285-315 new restaurants in 2024. We expect that at least 80% of our new restaurants will include a Chipotlane.
Licensing. In April 2024, our first licensed location opened in Kuwait City in partnership with international licensed retail operator Alshaya Group. Our location in Kuwait marks the first time the we have entered a new country in over 10 years, and is our only licensed restaurant.
Cultivate Next Fund. Our Cultivate Next Fund is a venture formed to make early-stage investments into strategically aligned companies that further our mission to Cultivate a Better World. The Fund has a size of $100.0 million, which is financed almost entirely by Chipotle. As of June 30, 2024, we have made $34.0 million in investments through this Fund.
Restaurant Activity
The following table details company-operated restaurant unit data for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning of period	3,479	3,224	3,437	3,187
Chipotle openings	52	47	99	87
Non-Chipotle openings	-	-	-	1
Chipotle permanent closures	(1)	-	(4)	-
Chipotle relocations	-	(3)	(2)	(7)
Total at end of period	3,530	3,268	3,530	3,268
The following table details licensed restaurant unit data for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning of period	-	-	-	-
Licensed restaurant openings	1	-	1	-
Total at end of period	1	-	1	-

Results of Operations
Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.
Revenue

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2024	2023	change	2024	2023	change
	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$2,954.9	$2,497.5	18.3%	$5,639.4	$4,848.5	16.3%
Delivery service revenue	18.2	17.3	5.3%	35.6	34.9	2.1%
Total revenue	$2,973.1	$2,514.8	18.2%	$5,675.0	$4,883.4	16.2%
Average restaurant sales (1)	$3.146	$2.941	7.0%	$3.146	$2.941	7.0%
Comparable restaurant sales increase	11.1%	7.4%		9.1%	9.1%
Transactions	8.7%	4.4%		7.1%	4.3%
Average check	2.4%	3.0%		2.0%	4.8%
Menu price increase	3.3%	5.6%		3.1%	7.8%
Check mix	(0.9%)	(2.6%)		(1.1%)	(3.0%)
(1)Average restaurant sales refer to the average trailing 12-month food and beverage sales for restaurants in operation for at least 12 full calendar months.
The following is a summary of the change in restaurant sales for the period indicated:

	Three months ended	Six months ended
	(dollars in millions)
For the period ended June 30, 2023	$2,514.8	$4,883.4
Change from:
Comparable restaurant sales	270.5	426.1
Restaurant not yet in comparable base opened in 2024	46.9	60.4
Restaurant not yet in comparable base opened in 2023	142.8	307.6
Other	(1.9)	(2.5)
For the period ended June 30, 2024	$2,973.1	$5,675.0
Food, Beverage and Packaging Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2024	2023	change	2024	2023	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$873.7	$738.7	18.3%	$1,652.7	$1,431.2	15.5%
As a percentage of total revenue	29.4%	29.4%	0.0%	29.1%	29.3%	(0.2%)
Food, beverage and packaging costs remained flat as a percentage of total revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, including a 1.2% benefit from menu price increases in the prior year. This benefit was partially offset by inflation of avocados, increased oil usage for frying chips, and higher incidence of beef as a result of the continued success of our Braised Beef Barbacoa marketing initiative.

Food, beverage and packaging costs decreased 0.2% as a percentage of total revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, including a 1.0% benefit from menu price increases in the prior year. This benefit was partially offset by inflation of avocados, higher incidence of beef from a Braised Beef Barbacoa marketing initiative and increased oil usage for frying chips.
Labor Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2024	2023	change	2024	2023	change
	(dollars in millions)			(dollars in millions)
Labor costs	$716.6	$611.7	17.2%	$1,376.1	$1,195.5	15.1%
As a percentage of total revenue	24.1%	24.3%	(0.2%)	24.2%	24.5%	(0.3%)
Labor costs decreased 0.2% as a percentage of total revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, including 1.5% from sales leverage, partially offset by 1.1% due to restaurant wage inflation, of which 0.5% was due to the minimum wage for restaurants like Chipotle in California increasing to $20 per hour in April 2024.
Labor costs decreased 0.3% as a percentage of total revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, including 1.3% from sales leverage, partially offset by 0.8% due to restaurant wage inflation, of which 0.3% was due to the minimum wage for restaurants like Chipotle in California increasing to $20 per hour in April 2024.
Occupancy Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2024	2023	change	2024	2023	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$138.7	$123.9	11.9%	$274.4	$245.8	11.6%
As a percentage of total revenue	4.7%	4.9%	(0.2%)	4.8%	5.0%	(0.2%)
Occupancy costs decreased 0.2% as a percentage of total revenue for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, primarily due to sales leverage, partially offset by increased occupancy expense associated with existing restaurants.
Other Operating Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2024	2023	change	2024	2023	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$384.8	$349.7	10.0%	$770.5	$712.9	8.1%
As a percentage of total revenue	12.9%	13.9%	(1.0%)	13.6%	14.6%	(1.0%)
Other operating costs decreased 1.0% as a percentage of total revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, respectively, primarily due to 0.8% of sales leverage, a 0.1% decrease in restaurant technology costs, and 0.1% of lower delivery expenses, partially offset by 0.1% of increased utilities expense.
Other operating costs decreased 1.0% as a percentage of total revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, respectively, primarily due to 0.7% of sales leverage, 0.2% of lower delivery expenses, and 0.1% of lower advertisement and marketing promotions expense.

General and Administrative Expenses

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2024	2023	change	2024	2023	change
	(dollars in millions)			(dollars in millions)
General and administrative expenses	$175.0	$156.5	11.8%	$379.7	$304.8	24.5%
As a percentage of total revenue	5.9%	6.2%	(0.3%)	6.7%	6.2%	0.5%
The following is a summary of the change in general and administrative expense for the period indicated:

	Three months ended	Six months ended
	(dollars in millions)
For the period ended June 30, 2023	$156.5	$304.8
Change from:
Stock-based compensation, primarily performance-based awards	$14.3	$29.4
Wages	$4.5	$7.5
Performance bonuses	$3.9	$5.3
Outside services related to corporate initiatives	$2.1	$6.1
Legal contingencies	$1.1	$14.5
Conferences, primarily biennial All Managers’ Conference	$(0.4)	$18.1
Restructuring costs	$(3.5)	$(5.2)
Other	$(3.5)	$(0.8)
For the period ended June 30, 2024	$175.0	$379.7
Depreciation and Amortization

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2024	2023	change	2024	2023	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$83.6	$78.8	6.1%	$166.8	$155.4	7.4%
As a percentage of total revenue	2.8%	3.1%	(0.3%)	2.9%	3.2%	(0.3%)
Depreciation and amortization decreased 0.3% as a percentage of total revenue for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily due to sales leverage, partially offset by increased depreciation expense associated with new restaurants.
Impairment, Closure Costs, and Asset Disposals

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2024	2023	change	2024	2023	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$5.8	$16.2	(64.5%)	$11.2	$24.6	(54.3%)
As a percentage of total revenue	0.2%	0.6%	(0.4)%	0.2%	0.5%	(0.3%)
Impairment, closure costs, and asset disposals decreased in dollar terms for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to elevated impairment of operating lease assets and leasehold improvements in the comparable period, which included the impact of our decision to close Pizzeria Locale.

Impairment, closure costs, and asset disposals decreased in dollar terms for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to elevated impairment of operating lease assets and leasehold improvements and higher charges related to the replacement of certain leasehold improvements and kitchen equipment in the comparable period.
Interest and Other Income, Net

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2024	2023	change	2024	2023	change
	(dollars in millions)			(dollars in millions)
Interest and other income, net	$21.9	$16.4	32.9%	$41.2	$25.4	62.3%
As a percentage of total revenue	0.7%	0.7%	0.0%	0.7%	0.5%	0.2%
Interest and other income, net increased in dollar terms for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily due to increased interest income on our investments in U.S. Treasury securities, money market funds and time deposits due to a higher average investment balance and higher interest rates, which was partially offset by an unrealized loss on a long-term investment.
Provision for Income Taxes

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2024	2023	change	2024	2023	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$152.2	$106.5	43.0%	$253.6	$191.4	32.5%
Effective income tax rate	25.0%	23.8%	n/m*	23.7%	23.2%	n/m*
*Not meaningful
The effective income tax rate for the three months ended June 30, 2024 was 25.0%, an increase from an effective income tax rate of 23.8% for the three months ended June 30, 2023, primarily due to a decrease in tax benefits from option exercises and equity vesting, partially offset with a decrease in tax reserves.
The effective income tax rate for the six months ended June 30, 2024 was 23.7%, an increase from an effective income tax rate of 23.2% for the six months ended June 30, 2023, primarily due to a decrease in tax benefits from option exercises and equity vesting, partially offset with a decrease in tax reserves.
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

Liquidity and Capital Resources
Cash and Investments
As of June 30, 2024, we had a cash and marketable investments balance of $2.4 billion, non-marketable investments of $68.6 million and $27.7 million of restricted cash. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of June 30, 2024, $647.7 million remained available for repurchases of shares of our common stock. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.
Borrowing Capacity
As of June 30, 2024, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.
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
Cash Flows
Cash provided by operating activities was $1.1 billion for the six months ended June 30, 2024, compared to $1.0 billion for the six months ended June 30, 2023. The increase was primarily due to higher net earnings and, to a lesser extent, net cash changes in non-tax operating assets and liabilities. This increase was partially offset by timing of tax-related payments.
Cash used in investing activities was $637.3 million for the six months ended June 30, 2024, compared to $627.7 million for the six months ended June 30, 2023. The change was primarily associated with increased capital expenditures of $15.6 million primarily related to new restaurant development. This increase was partially offset by a $6.0 million decrease in investment purchases net of investment maturities.
Cash used in financing activities was $245.4 million for the six months ended June 30, 2024, compared to $289.1 million for the six months ended June 30, 2023. The change was primarily due to decreased treasury stock repurchases of $49.4 million.
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
Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of June 30, 2024, we had $2.5 billion in cash and cash equivalents, current and long-term investments, and restricted cash, of which the substantial majority are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended June 30, 2024 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 11. "Commitments and Contingencies" in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the second quarter of 2024.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April		94,050	$63.73	94,050	$393,104,585
	Purchased 4/1 through 4/30
May		1,023,200	$63.18	1,023,200	$328,455,877
	Purchased 5/1 through 5/31
June		1,265,467	$63.79	1,265,467	$647,740,993
	Purchased 6/1 through 6/30
Total		2,382,717	$63.52	2,382,717
(1)Shares were repurchased pursuant to repurchase programs announced on October 26, 2023.
(2)The June total includes an additional $400 million in authorized repurchases approved on June 5, 2024 and announced on July 24, 2024. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Adoption or Termination of 10b5-1 Trading Plans
Except as disclosed below, no Section 16 officer or director, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) adopted, modified, or terminated a written trading plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act).
Curt Garner, our Chief Customer and Technology Officer, adopted a new written trading plan on June 10, 2024 for the sale of up to 189,000 shares of the Company’s common stock, subject to certain conditions, from September 9, 2024, at the earliest, until September 9, 2025, at the latest. This trading plan was adopted during an open trading window and complies with the Company’s Insider Trading Policy. Actual transactions will be disclosed in Section 16 filings made with the SEC in accordance with applicable securities laws, rules and regulations.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. dated June 6, 2024	8-K	001-32731	6/7/2024	3.1	-
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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
Date: July 25, 2024