Form 10-Q
period 2024-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2024-10-30
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 25, 2024, there were 1,362,593 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$698,547	$560,609
Accounts receivable, net	93,202	115,535
Inventory	49,848	39,309
Prepaid expenses and other current assets	87,896	117,462
Income tax receivable	82,087	52,960
Investments	668,676	734,838
Total current assets	1,680,256	1,620,713
Leasehold improvements, property and equipment, net	2,320,395	2,170,038
Long-term investments	892,487	564,488
Restricted cash	27,969	25,554
Operating lease assets	3,954,689	3,578,548
Other assets	113,935	63,082
Goodwill	21,939	21,939
Total assets	$9,011,670	$8,044,362
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$221,301	$197,646
Accrued payroll and benefits	184,367	227,537
Accrued liabilities	181,354	147,688
Unearned revenue	180,288	209,680
Current operating lease liabilities	270,574	248,074
Total current liabilities	1,037,884	1,030,625
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	4,212,868	3,803,551
Deferred income tax liabilities	79,519	89,109
Other liabilities	67,501	58,870
Total liabilities	5,397,772	4,982,155
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.01 par value, 11,500,000 shares authorized, 1,363,639 and 1,874,139 shares issued as of September 30, 2024 and December 31, 2023, respectively	13,635	18,741
Additional paid-in capital	2,030,178	1,937,794
Treasury stock, at cost, 0 and 502,843 common shares as of September 30, 2024 and December 31, 2023, respectively	-	(4,944,656)
Accumulated other comprehensive loss	(7,440)	(6,657)
Retained earnings	1,577,525	6,056,985
Total shareholders' equity	3,613,898	3,062,207
Total liabilities and shareholders' equity	$9,011,670	$8,044,362
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Food and beverage revenue	$2,778,034	$2,456,039	$8,417,396	$7,304,557
Delivery service revenue	15,542	15,909	51,147	50,772
Total revenue	2,793,576	2,471,948	8,468,543	7,355,329
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	855,515	734,186	2,508,264	2,165,409
Labor	696,847	616,282	2,072,924	1,811,754
Occupancy	142,570	126,269	416,932	372,097
Other operating costs	386,463	345,368	1,156,992	1,058,281
General and administrative expenses	126,614	159,501	506,267	464,337
Depreciation and amortization	84,349	78,546	251,154	233,902
Pre-opening costs	12,786	9,605	28,992	23,341
Impairment, closure costs, and asset disposals	15,176	7,241	26,417	31,842
Total operating expenses	2,320,320	2,076,998	6,967,942	6,160,963
Income from operations	473,256	394,950	1,500,601	1,194,366
Interest and other income, net	29,307	18,392	70,532	43,787
Income before income taxes	502,563	413,342	1,571,133	1,238,153
Provision for income taxes	115,175	100,125	368,787	291,502
Net income	$387,388	$313,217	$1,202,346	$946,651
Earnings per share:
Basic	$0.28	$0.23	$0.88	$0.69
Diluted	$0.28	$0.23	$0.87	$0.68
Weighted-average common shares outstanding:
Basic	1,367,038	1,377,525	1,370,671	1,379,640
Diluted	1,374,605	1,384,062	1,379,099	1,386,934
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$1,074	$(1,128)	$(783)	$(192)
Comprehensive income	$388,462	$312,089	$1,201,563	$946,459
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	1,865,992	$18,660	$1,811,017	484,651	$(4,282,014)	$4,828,248	$(7,888)	$2,368,023
Stock-based compensation	-	-	20,670	-	-	-	-	20,670
Stock plan transactions and other	4,982	50	(340)	-	-	-	-	(290)
Repurchase of common stock	-	-	-	6,241	(198,819)	-	-	(198,819)
Net income	-	-	-	-	-	291,644	-	291,644
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	457	457
Balance, March 31, 2023	1,870,974	$18,710	$1,831,347	490,892	$(4,480,833)	$5,119,892	$(7,431)	$2,481,685
Stock-based compensation	-	-	31,467	-	-	-	-	31,467
Stock plan transactions and other	1,993	20	(236)	-	-	-	-	(216)
Repurchase of common stock	-	-	-	2,271	(88,319)	-	-	(88,319)
Net income	-	-	-	-	-	341,790	-	341,790
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	479	479
Balance, June 30, 2023	1,872,967	$18,730	$1,862,578	493,163	$(4,569,152)	$5,461,682	$(6,952)	$2,766,886
Stock-based compensation	-	-	36,614	-	-	-	-	36,614
Stock plan transactions and other	371	3	318	-	-	-	-	321
Repurchase of common stock	-	-	-	5,940	(229,596)	-	-	(229,596)
Net income	-	-	-	-	-	313,217	-	313,217
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(1,128)	(1,128)
Balance, September 30, 2023	1,873,338	$18,733	$1,899,510	499,103	$(4,798,748)	$5,774,899	$(8,080)	$2,886,314

Balance, December 31, 2023	1,874,139	$18,741	$1,937,794	502,843	$(4,944,656)	$6,056,985	$(6,657)	$3,062,207
Stock-based compensation	-	-	36,681	-	-	-	-	36,681
Stock plan transactions and other	4,002	40	2,070	-	-	-	-	2,110
Repurchase of common stock	-	-	-	1,935	(97,663)	-	-	(97,663)
Net income	-	-	-	-	-	359,287	-	359,287
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(1,293)	(1,293)
Balance, March 31, 2024	1,878,141	$18,781	$1,976,545	504,778	$(5,042,319)	$6,416,272	$(7,950)	$3,361,329
Stock-based compensation	-	-	46,160	-	-	-	-	46,160
Stock plan transactions and other	397	4	1,097	-	-	-	-	1,101
Repurchase of common stock	-	-	-	2,388	(151,877)	-	-	(151,877)
Retirement of treasury stock	(507,166)	(5,072)	-	(507,166)	5,194,196	(5,189,124)	-	-
Net income	-	-	-	-	-	455,671	-	455,671
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(564)	(564)
Balance, June 30, 2024	1,371,372	$13,713	$2,023,802	-	$-	$1,682,819	$(8,514)	$3,711,820
Stock-based compensation	-	-	5,262	-	-	-	-	5,262
Stock plan transactions and other	1,222	12	1,114	-	-	-	-	1,126
Repurchase of common stock	(8,955)	(90)	-	-	-	(492,682)	-	(492,772)
Net income	-	-	-	-	-	387,388	-	387,388
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	1,074	1,074
Balance, September 30, 2024	1,363,639	$13,635	$2,030,178	-	$-	$1,577,525	$(7,440)	$3,613,898
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2024	2023
Operating activities
Net income	$1,202,346	$946,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,154	233,902
Deferred income tax provision	(9,599)	12,465
Impairment, closure costs, and asset disposals	24,139	30,536
Provision for credit losses	(289)	565
Stock-based compensation expense	85,903	86,557
Other	2,459	(17,272)
Changes in operating assets and liabilities:
Accounts receivable	22,069	33,666
Inventory	(10,540)	(4,508)
Prepaid expenses and other current assets	21,944	(23,494)
Operating lease assets	211,172	185,056
Other assets	(17,990)	(6,939)
Accounts payable	22,290	4,886
Accrued payroll and benefits	(42,774)	(14,902)
Accrued liabilities	23,488	1,882
Unearned revenue	(22,745)	(21,190)
Income tax payable/receivable	(29,100)	220,427
Operating lease liabilities	(155,770)	(156,180)
Other long-term liabilities	149	5,910
Net cash provided by operating activities	1,578,306	1,518,018
Investing activities
Purchases of leasehold improvements, property and equipment	(420,718)	(388,801)
Purchases of investments	(828,846)	(845,981)
Maturities of investments	548,070	440,788
Net cash used in investing activities	(701,494)	(793,994)
Financing activities
Repurchase of common stock	(662,605)	(437,305)
Tax withholding on stock-based compensation awards	(73,349)	(68,613)
Other financing activities	990	546
Net cash used in financing activities	(734,964)	(505,372)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,495)	4
Net change in cash, cash equivalents, and restricted cash	140,353	218,656
Cash, cash equivalents, and restricted cash at beginning of period	586,163	408,966
Cash, cash equivalents, and restricted cash at end of period	$726,516	$627,622
Supplemental disclosures of cash flow information
Income taxes paid	$408,553	$54,615
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$78,798	$81,724
Repurchase of common stock accrued in accounts payable and accrued liabilities	$12,000	$15,312
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
We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of September 30, 2024, we operated 3,615 restaurants including 3,540 Chipotle restaurants within the United States and 75 international Chipotle restaurants. Additionally, we had two international licensed restaurants. We manage our U.S. operations based on nine regions and aggregate our operations to one reportable segment.

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
2. Recently Issued Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We expect to adopt the guidance in our annual report on Form 10-K for the year ending December 31, 2024 and thereafter. We are currently evaluating the impact of adopting this ASU on our disclosures and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	September 30, 2024	December 31, 2023
Gift card liability	$130,813	$164,930
Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue recognized from gift card liability balance at the beginning of the year	$6,906	$6,481	$64,104	$56,402
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
Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Chipotle Rewards liability, beginning balance	$49,183	$40,923	$44,750	$38,057
Revenue deferred	39,792	32,947	120,024	95,672
Revenue recognized	(39,500)	(32,794)	(115,299)	(92,653)
Chipotle Rewards liability, ending balance	$49,475	$41,076	$49,475	$41,076

4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.
Our held-to-maturity investments are comprised of U.S. Treasury securities and corporate debt securities, which are held at amortized cost. We also have investments in notes receivable. Convertible notes are held at fair-value. Additionally, we maintain a deferred compensation plan with related assets held in a rabbi trust.
The following tables show our cash, cash equivalents, and debt investments by significant investment category as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$75,775	$-	$-	$75,775	$75,775	$-	$-
Level 1
Money market funds	545,215	-	-	545,215	545,215	-	-
Time deposits	77,557	-	-	77,557	77,557	-	-
U.S. Treasury securities	1,422,910	12,552	87	1,435,375	-	634,119	788,791
Corporate debt securities	48,127	355	-	48,482	-	29,851	18,276
Subtotal	2,093,809	12,907	87	2,106,629	622,772	663,970	807,067
Level 3
Corporate debt security(1)	16,801	-	17	16,784	-	1,600	15,201
Notes receivable(2)	4,593	233	-	4,826	-	3,106	1,720
Subtotal	21,394	233	17	21,610	-	4,706	16,921
Total	$2,190,978	$13,140	$104	$2,204,014	$698,547	$668,676	$823,988

	December 31, 2023
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$128,458	$-	$-	$128,458	$128,458	$-	$-
Level 1
Money market funds	355,872	-	-	355,872	355,872	-	-
Time deposits	76,279	-	-	76,279	76,279	-	-
U.S. Treasury securities	1,200,658	4,352	4,083	1,200,927	-	731,339	469,319
Corporate debt securities	19,755	13	7	19,761	-	-	19,755
Subtotal	1,652,564	4,365	4,090	1,652,839	432,151	731,339	489,074
Level 3
Corporate debt security(1)	17,401	-	27	17,374	-	999	16,402
Notes receivable(2)	14,500	1,289	141	15,648	-	2,500	13,148
Subtotal	31,901	1,289	168	33,022	-	3,499	29,550
Total	$1,812,923	$5,654	$4,258	$1,814,319	$560,609	$734,838	$518,624
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
During the three months and nine months ended September 30, 2024 and 2023, nonrecurring fair value measurements resulting in asset impairments were not material.

5. Equity Investments
The following table summarizes our equity investments as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Equity method investments	$29,401	$8,896
Other investments	68,499	45,864
Total	$97,900	$54,760
Equity Method Investments
As of September 30, 2024 and December 31, 2023, we owned 6,487 and 4,325 shares of common stock of Tractor Beverages, Inc. (“Tractor”). As of September 30, 2024, our investment represents ownership of approximately 13.8% of Tractor, and we have invested total cash consideration of $14,872. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. There were no impairment charges for the nine months ended September 30, 2024 or 2023, associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $19,401 and $8,896 as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 13, "Related Party Transactions" for related party disclosures.
Other Investments
During the three months ended September 30, 2024, we invested $15,000 in exchange for 2,746 shares of the Series B Preferred Stock of Hyphen Technologies, Inc. ("Hyphen") through the Cultivate Next Fund. As a result of Hyphen's Series B financing, the convertible notes receivable which we held prior to the financing converted into 3,073 shares of the Series B Preferred Stock of Hyphen. During the three months ended September 30, 2024, we recognized a gain of $4,635 related to the conversion. As of September 30, 2024, we held 5,819 shares of the Series B Preferred Stock of Hyphen. Hyphen is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of September 30, 2024, we have recognized a cumulative gain of $6,782 related to our investment in Hyphen. The investment is included within long-term investments on the condensed consolidated balance sheet with a carrying value of $31,782 as of September 30, 2024.
As of September 30, 2024, we owned 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of September 30, 2024, we have recognized a cumulative gain of $5,968 related to our investment in Nuro due to observable transactions in prior periods. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $15,968 as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $20,749 and $21,221 as of September 30, 2024 and December 31, 2023, respectively.
6. Shareholders’ Equity
We have had a stock repurchase program in place since 2008. As of September 30, 2024, we had $1,059,595 authorized for repurchasing shares of our common stock, which includes $400,000 in additional authorizations approved by our Board of Directors on August 21, 2024 and $500,000 in additional authorizations approved by our Board of Directors on September 19, 2024. Prior to June 26, 2024, shares we repurchased were held in treasury stock until they are reissued or retired at the discretion of our Board of Directors. Beginning on June 26, 2024, all shares of common stock that we repurchase are immediately retired and not held as treasury stock.
During the second quarter of 2024, we retired 507,166 shares of its common stock that were being held as treasury stock. The retirement resulted in a reduction of $5,194,196 in treasury stock, $5,072 in the par value of common stock, and $5,189,124 in retained earnings.
During the nine months ended September 30, 2024, 1,724 shares of common stock at a total cost of $73,349 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. During the nine months ended September 30, 2023, 2,011 shares of common stock at a total cost of $67,474 were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

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
During the three months ended September 30, 2024, our now former CEO terminated employment with the company and forfeited all of his unvested equity awards. This resulted in a reversal of expense of $27,863 in the current quarter. In response to the CEO departure, we granted retention RSUs to key executives. These awards have various vesting terms, and will vest over one, two or three years. Total expense recognized for the retention RSUs in the current quarter was $5,134. The impact of the CEO forfeiture and employee retention awards are reflected in the tables below.
Total stock-based compensation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock-based compensation	$5,262	$36,614	$88,103	$88,751
Stock-based compensation, net of income taxes	$(1,058)	$31,065	$69,160	$74,966
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$602	$813	$2,200	$2,194
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$3,073	$994	$19,161	$23,004
.
SOSARs
A summary of SOSAR award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	14,738	$26.05		$290,156
Granted	2,484	52.98
Exercised	(4,012)	20.61
Forfeited	(1,733)	38.49
Outstanding, September 30, 2024	11,477	31.90	4.10	295,564
Exercisable, September 30, 2024	5,084	23.39	2.39	174,018
Vested and expected to vest, September 30, 2024	10,911	31.41	4.02	286,376

RSUs
A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2024	3,004	$32.08
Granted	2,578	53.63
Vested	(906)	31.95
Forfeited	(260)	38.92
Outstanding, September 30, 2024	4,416	44.29
Vested and expected to vest, September 30, 2024	3,875	44.06
PSUs
A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2024	2,794	$31.24
Granted	849	52.77
Vested	(777)	29.59
Forfeited	(838)	37.88
Outstanding, September 30, 2024	2,028	38.15
Vested and expected to vest, September 30, 2024*	3,580	37.91
*The vested and expected to vest total above represents outstanding base PSUs, adjusted for expected payout amounts in line with current and future estimated performance levels.
8. Income Taxes
The effective income tax rate for the three months ended September 30, 2024, was 22.9%, a decrease from an effective income tax rate of 24.2% for the three months ended September 30, 2023. The decrease was primarily driven by reductions to nondeductible expenses, the release of income tax reserves, and additional tax benefits related to option exercises and equity vesting, partially offset with a decrease in return to provision benefit in the comparable period.
The effective income tax rate for the nine months ended September 30, 2024 and 2023, was 23.5%, and primarily differed from the 21% U.S. federal statutory income tax rate due to the effects of state income taxes and nondeductible expenses, partially offset by the tax benefits on option exercises and equity vesting.
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

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$117,424	$105,416	$344,725	$312,214
Operating lease assets obtained in exchange for operating lease liabilities	$247,977	$185,519	$570,775	$438,510
Derecognition of operating lease assets due to terminations or impairment	$110	$1,232	$1,535	$6,391
10. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$387,388	$313,217	$1,202,346	$946,651
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	1,367,038	1,377,525	1,370,671	1,379,640
Dilutive stock awards	7,567	6,537	8,428	7,294
Weighted-average number of common shares outstanding (for diluted calculation)	1,374,605	1,384,062	1,379,099	1,386,934
Basic earnings per share	$0.28	$0.23	$0.88	$0.69
Diluted earnings per share	$0.28	$0.23	$0.87	$0.68
The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock awards subject to performance conditions	2,028	2,801	2,437	2,684
Stock awards that were antidilutive	2,346	3,032	2,390	4,674
Total stock awards excluded from diluted earnings per share	4,374	5,833	4,827	7,358
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

Accrual for Estimated Liability
In relation to various legal matters, we had an accrued legal liability balance of $14,958 and $7,640 included within accrued liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
12. Debt
As of September 30, 2024, we had a $500,000 revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.475%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of September 30, 2024 and December 31, 2023, respectively.
13. Related Party Transactions
As of September 30, 2024, we owned approximately 13.8% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to customers in our restaurants. During the three months ended September 30, 2024 and 2023, purchases from the supplier were $13,788 and $12,509, respectively. During the nine months ended September 30, 2024 and 2023, purchases from the supplier were $38,754 and $32,682, respectively.
We are an investor in Vebu Inc. (“Vebu”), a developer of restaurant automation technology. As we are a significant customer of Vebu and maintain board representation, we have determined that Vebu is a related party. Our investment, which is comprised of preferred shares, is accounted for as a non-marketable equity investment and is included within long-term investments on the condensed consolidated balance sheet. During the three months ended September 30, 2024 and 2023, purchases from Vebu were $545 and $248, respectively. During the nine months ended September 30, 2024 and 2023, purchases from Vebu were $545 and $991, respectively.

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
As of September 30, 2024, we operated 3,540 Chipotle restaurants throughout the United States and 75 international Chipotle restaurants. Additionally, we had two international licensed restaurants. We manage our U.S. operations based on nine regions and aggregate our operations to one reportable segment.
Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:
•Comparable restaurant sales
•Food, beverage, and packaging as a percentage of total revenue
•Labor as a percentage of total revenue
•Occupancy as a percentage of total revenue
•Other operating costs as a percentage of total revenue
•New restaurant openings
Third Quarter 2024 Financial Highlights, year-over-year:
•Total revenue increased 13.0% to $2.8 billion
•Comparable restaurant sales increased 6.0%
•Diluted earnings per share was $0.28, a 21.7% increase from $0.23, which includes a $0.01 after-tax net benefit in stock-based compensation expense due to unvested equity awards forfeited by our former CEO and related retention equity awards granted to key executives, an unrealized gain on a long-term investment, and an impairment charge related to a software asset.

Sales Trends. Comparable restaurant sales increased 6.0% for the three months ended September 30, 2024. The increase is attributable to higher transactions of 3.3% and a 2.7% increase in average check. Comparable restaurant sales represent the change in period-over-period total revenue for restaurants in operation for at least 13 full calendar months. Digital sales represented 34.0% of total food and beverage revenue.
Restaurant Development. During the three months ended September 30, 2024, we opened 86 company-operated restaurants, which included 73 restaurants with a Chipotlane. We are on track to open approximately 285 to 315 new company-operated restaurants in 2024 and expect to open approximately 315 to 345 new company-operated restaurants in 2025, which assumes utility, construction, permit and inspection delays do not worsen. We expect that at least 80% of our new company-operated restaurants will include a Chipotlane.
Licensing. During the three months ended September 30, 2024, we opened one licensed restaurant in Kuwait in partnership with international licensed retail operator Alshaya Group.
Cultivate Next Fund. Our Cultivate Next Fund is a venture formed to make early-stage investments into strategically aligned companies that further our mission to Cultivate a Better World. The Fund has a size of $100.0 million, which is financed almost entirely by Chipotle. During the three months ended September 30, 2024, we made $28.0 million in investments through this Fund.
Restaurant Activity
The following table details company-operated restaurant unit data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning of period	3,530	3,268	3,437	3,187
Chipotle openings	86	62	185	149
Non-Chipotle openings	-	-	-	1
Chipotle permanent closures	(1)	(1)	(5)	(1)
Chipotle relocations	-	(2)	(2)	(9)
Non-Chipotle permanent closures	-	(6)	-	(6)
Total at end of period	3,615	3,321	3,615	3,321
The following table details licensed restaurant unit data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning of period	1	-	-	-
Licensed restaurant openings	1	-	2	-
Total at end of period	2	-	2	-

Results of Operations
Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.
Revenue

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2024	2023	change	2024	2023	change

	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$2,778.0	$2,456.0	13.1%	$8,417.4	$7,304.6	15.2%
Delivery service revenue	15.5	15.9	(2.3%)	51.1	50.8	0.7%
Total revenue	$2,793.6	$2,471.9	13.0%	$8,468.5	$7,355.3	15.1%
Average restaurant sales (1)	$3.184	$2.972	7.1%	$3.184	$2.972	7.1%
Comparable restaurant sales increase	6.0%	5.0%		8.1%	7.7%
Transactions	3.3%	4.1%		5.8%	4.3%
Average check	2.7%	0.9%		2.3%	3.4%
Menu price increase	3.6%	2.8%		3.2%	6.0%
Check mix	(0.9%)	(1.9%)		(0.9%)	(2.6%)
(1)Average restaurant sales refer to the average trailing 12-month food and beverage revenue for restaurants in operation for at least 12 full calendar months.
The following is a summary of the change in restaurant sales for the period indicated:

	Three months ended	Nine months ended

	(dollars in millions)
For the period ended September 30, 2023	$2,471.9	$7,355.3
Change from:
Comparable restaurant sales	141.9	568.0
Restaurant not yet in comparable base opened in 2024	84.1	144.5
Restaurant not yet in comparable base opened in 2023	96.5	404.1
Other	(0.8)	(3.4)
For the period ended September 30, 2024	$2,793.6	$8,468.5
Food, Beverage and Packaging Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2024	2023	change	2024	2023	change

	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$855.5	$734.2	16.5%	$2,508.3	$2,165.4	15.8%
As a percentage of total revenue	30.6%	29.7%	0.9%	29.6%	29.4%	0.2%
Food, beverage and packaging costs increased 0.9% as a percentage of total revenue for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was due to inflation across several ingredient costs, primarily avocados and dairy, higher usage of ingredients as we focused on ensuring consistent and generous portions, and a protein mix shift from the Smoked Brisket limited time offering. This increase was partially offset by a 1.2% benefit from menu price increases in the prior year.

Food, beverage and packaging costs increased 0.2% as a percentage of total revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was due to higher usage of ingredients as we focused on ensuring consistent and generous portions, inflation across several ingredient costs, primarily avocados, and a protein mix shift from a Braised Beef Barbacoa marketing initiative and the Smoked Brisket limited time offering. This increase was partially offset by a 1.1% benefit from menu price increases in the prior year.
Labor Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2024	2023	change	2024	2023	change

	(dollars in millions)			(dollars in millions)
Labor costs	$696.8	$616.3	13.1%	$2,072.9	$1,811.8	14.4%
As a percentage of total revenue	24.9%	24.9%	—%	24.5%	24.6%	(0.1%)
Labor costs remained flat as a percentage of total revenue for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The 1.0% benefit from sales leverage was offset by 0.8% due to restaurant wage inflation, of which 0.5% was due to minimum wage increases for our restaurants in California.
Labor costs decreased 0.1% as a percentage of total revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, including 1.2% from sales leverage, partially offset by 0.9% due to restaurant wage inflation, of which 0.3% was due to minimum wage increases for our restaurants in California.
Occupancy Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2024	2023	change	2024	2023	change

	(dollars in millions)			(dollars in millions)
Occupancy costs	$142.6	$126.3	12.9%	$416.9	$372.1	12.0%
As a percentage of total revenue	5.1%	5.1%	—%	4.9%	5.1%	(0.2%)
Occupancy costs remained flat as a percentage of total revenue for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The 0.3% benefit from sales leverage was offset by 0.2% due to increased occupancy expense associated with existing restaurants.
Occupancy costs decreased 0.2% as a percentage of total revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, including 0.4% from sales leverage, partially offset by 0.2% due to increased occupancy expense associated with existing restaurants.
Other Operating Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2024	2023	change	2024	2023	change

	(dollars in millions)			(dollars in millions)
Other operating costs	$386.5	$345.4	11.9%	$1,157.0	$1058.3	9.3%
As a percentage of total revenue	13.8%	14.0%	(0.2%)	13.7%	14.4%	(0.7%)
Other operating costs decreased 0.2% as a percentage of total revenue for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to 0.4% of sales leverage and 0.2% of lower delivery expenses, partially offset by 0.2% of higher advertising and marketing promotions expense.
Other operating costs decreased 0.7% as a percentage of total revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to 0.6% of sales leverage and 0.2% of lower delivery expenses.

General and Administrative Expenses

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2024	2023	change	2024	2023	change

	(dollars in millions)			(dollars in millions)
General and administrative expenses	$126.6	$159.5	(20.6%)	$506.3	$464.3	9.0%
As a percentage of total revenue	4.5%	6.5%	(2.0%)	6.0%	6.3%	(0.3%)
The following is a summary of the change in general and administrative expense for the period indicated:

	Three months ended	Nine months ended

	(dollars in millions)
For the period ended September 30, 2023	$159.5	$464.3
Change from:
Stock-based compensation, primarily forfeitures and, to a lesser extent, performance-based awards	(32.0)	(2.6)
Performance bonuses	(5.7)	(0.4)
Legal contingencies	(2.2)	12.3
Restructuring costs	(1.4)	(6.5)
Conferences, primarily biennial All Managers’ Conference	(0.3)	17.8
Outside services related to corporate initiatives	1.4	7.5
Wages	6.7	14.1
Other	0.6	(0.2)
For the period ended September 30, 2024	$126.6	$506.3
Depreciation and Amortization

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2024	2023	change	2024	2023	change

	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$84.3	$78.5	7.4%	$251.2	$233.9	7.4%
As a percentage of total revenue	3.0%	3.2%	(0.2%)	3.0%	3.2%	(0.2%)
Depreciation and amortization decreased 0.2% as a percentage of total revenue for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily due to sales leverage, partially offset by increased depreciation expense associated with new restaurants.
Impairment, Closure Costs, and Asset Disposals

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2024	2023	change	2024	2023	change

	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$15.2	$7.2	109.6%	$26.4	$31.8	(17.0%)
As a percentage of total revenue	0.5%	0.3%	0.2%	0.3%	0.4%	(0.1%)
Impairment, closure costs, and asset disposals increased in dollar terms for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to property and equipment impairment charges related to a software asset.

Impairment, closure costs, and asset disposals decreased in dollar terms for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to higher charges related to the replacement of certain leasehold improvements in the comparable period.
Interest and Other Income, Net

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2024	2023	change	2024	2023	change

	(dollars in millions)			(dollars in millions)
Interest and other income, net	$29.3	$18.4	59.3%	$70.5	$43.8	61.1%
As a percentage of total revenue	1.0%	0.7%	0.3%	0.8%	0.6%	0.2%
Interest and other income, net increased in dollar terms for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily due to increased interest income on our investments in U.S. Treasury securities, money market funds and time deposits due to a higher average investment balance and higher interest rates.
Provision for Income Taxes

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2024	2023	change	2024	2023	change

	(dollars in millions)			(dollars in millions)
Provision for income taxes	$115.2	$100.1	15.0%	$368.8	$291.5	26.5%
Effective income tax rate	22.9%	24.2%	(1.3%)	23.5%	23.5%	—%
The effective income tax rate decreased 1.3% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, including 1.3% reduction in nondeductible expenses, a 0.4% release of income tax reserves, and a 0.4% in additional tax benefits related to option exercises and equity vesting, partially offset with a 0.8% decrease in return to provision benefit in 2023 versus 2024.
The effective income tax rate remained flat for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The nine months ended September 30, 2024, had a 0.6% decrease in tax benefits related to option exercises and equity vesting and a 0.3% decrease in return to provision benefit in 2023 versus 2024, partially offset by a 0.5% decrease in tax reserves and 0.4% reduction in nondeductible expenses.
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

Liquidity and Capital Resources
Cash and Investments
As of September 30, 2024, we had a cash and marketable investments balance of $2.2 billion, non-marketable investments of $85.4 million and $28.0 million of restricted cash. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of September 30, 2024, $1,059.6 million remained available for repurchases of shares of our common stock. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.
Borrowing Capacity
As of September 30, 2024, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.
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
Cash Flows
Cash provided by operating activities was $1.6 billion for the nine months ended September 30, 2024, compared to $1.5 billion for the nine months ended September 30, 2023. The increase was primarily due to higher net earnings and, to a lesser extent, net cash changes in non-tax operating assets and liabilities. This increase was partially offset by timing of tax-related payments.
Cash used in investing activities was $701.5 million for the nine months ended September 30, 2024, compared to $794.0 million for the nine months ended September 30, 2023. The change was primarily associated with a $124.4 million decrease in investment purchases net of investment maturities. This was partially offset by increased capital expenditures of $31.9 million primarily related to new restaurant development.
Cash used in financing activities was $735.0 million for the nine months ended September 30, 2024, compared to $505.4 million for the nine months ended September 30, 2023. The change was primarily due to increased repurchases of common stock of $225.3 million.
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
Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of September 30, 2024, we had $2.3 billion in cash and cash equivalents, current and long-term investments, and restricted cash, of which the substantial majority are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2024 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 11. "Commitments and Contingencies" in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the third quarter of 2024.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July		2,959,476	$55.30	2,959,476	$484,073,494
	Purchased 7/1 through 7/31
August		4,012,599	$53.46	4,012,599	$669,552,782
	Purchased 8/1 through 8/31
September		1,976,413	$55.64	1,976,413	$1,059,594,847
	Purchased 9/1 through 9/30
Total		8,948,488	$54.55	8,948,488
(1)Shares were repurchased pursuant to repurchase programs announced on October 26, 2023, February 6, 2024, and July 24, 2024.
(2)The September total includes $400 million in additional authorizations approved by our Board of Directors on August 21, 2024 and $500 million in additional authorizations approved by our Board of Directors on September 19, 2024, and announced on October 29, 2024. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Adoption or Termination of 10b5-1 Trading Plans
During the quarter ended September 30, 2024, no Section 16 officer or director, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Form of 2024 Retention Restricted Stock Unit Award Agreement for Interim CEO	-	-	-	-	X
10.2†	Form of 2024 Retention Restricted Stock Unit Award Agreement for President and Chief Strategy Officer	-	-	-	-	X
10.3†	Form of 2024 Retention Restricted Stock Unit Award Agreement for other Executive Officers	-	-	-	-	X
10.4†	Form of Incremental Restricted Stock Unit Award Agreement for Interim CEO	-	-	-	-	X
10.5†	Form of Incremental Restricted Stock Unit Award Agreement for CFO	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X
†- Management contracts and compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ Jamie McConnell
Name:	Jamie McConnell
Title:	Chief Accounting and Administrative Officer (principal accounting officer and duly authorized signatory for the registrant)
Date: October 29, 2024