Form 10-K
period 2024-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2025-02-05
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K
______________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of June 30, 2024, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $72.256 billion, based on the closing price of the registrant’s common stock on June 28, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of 5% or more of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2025, there were 1,355,337 shares of the registrant’s common stock, par value of $0.01 per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024.

PART I
Cautionary Note Regarding Forward-Looking Statements
This report includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about the number of new restaurants we expect to open in 2025 and the number that will include a Chipotlane; our expectation to generate positive cash flow and that our cash from operations will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future; our expected capital expenditures in 2025 for the construction of new restaurants, remodeling existing restaurants, new equipment and hardware, and technology; our ability to manage risks and pricing volatility in our supply chain; our expectations regarding the outcomes of pending legal matters; the effectiveness of our food safety and cybersecurity programs; our plans for continuing stock buybacks; and all other statements that are not historical facts. We use words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,”“estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential”, “goal” and other similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on currently available operating, financial and competitive information and our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties described in this report under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” so you should not place undue reliance on forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including: increasing wage inflation including as a result of state or local regulations mandating higher minimum wages, and the competitive labor market, which impacts our ability to attract and retain qualified employees and has resulted in occasional staffing shortages; the impact of any union organizing efforts and our responses to such efforts; increases in ingredient and other operating costs and the inability of our third-party suppliers and business partners to fulfill their commitments due to inflation, global conflicts, climate change, our Food with Integrity philosophy, tariffs or trade restrictions and supply shortages; risks of food safety incidents and food-borne illnesses; risks associated with our reliance on certain information technology systems operated by us or by third parties and potential failures, outages or interruptions; privacy and cybersecurity risks, including risk of breaches, unauthorized access, theft, modification, destruction or ransom of guest or employee personal or confidential information stored on our network or the network of third-party providers; the impact of competition, including from sources outside the restaurant industry; the impact of government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the costs and availability of suitable new restaurant sites and the equipment and technology needed to fully outfit new restaurants, construction materials and contractors and the expected costs to accelerate our international expansion through licensed restaurants in the Middle East; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in guests' perceptions of our brand, including as a result of actual or rumored food safety concerns or other negative publicity, decreased overall consumer spending, including as a result of high inflation, mass layoffs, fears of possible recession and higher energy costs, or the inability to increase menu prices or realize the benefits of menu price increases; risks arising from our reliance on third party delivery services; and risks relating to litigation, including possible governmental actions and potential class action litigation related to food safety incidents, cybersecurity incidents, employment or privacy laws, advertising claims, contract disputes or other matters. We are including this Cautionary Note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements after the date of this report as a result of new information, future events or other developments, except as required by applicable laws and regulations.
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
As of December 31, 2024, we owned and operated 3,644 Chipotle restaurants throughout the United States (“U.S.”) and 82 international Chipotle restaurants. Additionally, we had three international licensed restaurants. We manage our U.S. operations based on ten regions and aggregate our operations to one reportable segment. Our revenue is derived from sales by our restaurants.

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
•Making the brand visible, relevant, and loved to acquire new guests and improve overall guest engagement;
•Sustaining world class people leadership by developing and retaining top talent at every level; and
•Expanding access and convenience by accelerating new restaurant openings in North America and internationally.
Food with Integrity
Serving high-quality food at reasonable prices is critical to ensuring guests enjoy wholesome food at a great value. In Chipotle-owned and operated restaurants, we strive to serve only animal products that are raised in accordance with criteria we have established in an effort to improve sustainability and promote animal welfare, and without the use of non-therapeutic antibiotics or added growth hormones. We brand our meats as “Responsibly Raised®.” We also seek to use responsibly grown produce, by which we mean produce grown by suppliers whose practices conform to our Food with Integrity standards and our priorities with respect to environmental considerations and employee welfare. For more information about our sustainability and animal welfare initiatives, see our biennial Sustainability Report and interim Update Report on our website www.chipotle.com/sustainability.
Purchasing
Maintaining the high levels of quality and safety we demand in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We work with 26 independently owned and operated regional distribution centers that purchase from various suppliers we carefully select based on the suppliers' understanding of and adherence to our mission and Food with Integrity standards, quality and price availability. We have also sought to increase the number of suppliers for our ingredients to help mitigate pricing volatility and reduce our reliance on one or several suppliers, which could create supply shortages. In addition, we closely monitor industry news, trade tariffs, weather, exchange rates, foreign demand, geopolitical crises and other world events that may affect our ingredient prices or available supply. Certain key ingredients are purchased from a small number of suppliers.
Quality Assurance and Food Safety
We are committed to serving only safe, high-quality food. Our food safety and quality assurance teams work to ensure compliance with our food safety programs and practices, components of which include:
•naturally derived inhibitors to prevent microbial growth in ingredients;
•advanced technologies and tools that reduce or eliminate pathogens while maintaining food quality;
•enhanced restaurant procedures and protocols for handling ingredients and sanitizing surfaces in our restaurants;
•food safety certifications;
•internal and third-party restaurant inspections;
•small grower support during on-site audits;
•supplier interventions steps to mitigate food safety risks before ingredients reach Chipotle; and
•ingredient traceability.

These and other food safety practices underscore our commitment to be a leader in food safety while continuing to serve high-quality food that our guests love. Our food safety and quality assurance teams establish and monitor our quality and food safety programs and work closely with suppliers to ensure our high standards are met throughout the supply chain. We maintain a limited list of approved suppliers, many of whom are among the top suppliers in the industry. In addition, we have a team approach where our training, operations, culinary, legal and restaurant food safety and quality assurance departments develop and implement operating standards for food quality, food preparation, restaurant cleanliness, employee health protocols, and safety in the restaurants. Our food safety programs are also intended to ensure we not only continue to comply with applicable food safety regulations, but also establish Chipotle as an industry leader in food safety. To help achieve this goal, we have a Food Safety Advisory Council comprised of some of the nation’s foremost food safety authorities. The Food Safety Advisory Council is charged with evaluating our programs and advising us on ways to maintain and elevate our food safety program. Our food safety and quality assurance team members hold board seats and participate in technical working groups with several associations. This gives us the opportunity to learn and share our knowledge and expertise with other food safety professionals and regulatory agencies.
Digital Business and Innovation
Our digital platform continues to be a strategic driver of our growth. Digital sales represent food and beverage revenue for company-owned restaurants generated through the Chipotle website, Chipotle app or third-party delivery aggregators and include revenue deferrals associated with Chipotle Rewards. Digital sales represented 35.1% of food and beverage revenue in 2024, compared to 37.4% in 2023. We have made digital ordering convenient with continued enhancements to our app and by building more Chipotlanes, which is our drive through format for guest pick-up of digital orders. We are also investing in technology and tools to modernize the back of house of our restaurants and to improve the team member experience.
Human Capital
At Chipotle, our vision is to cultivate an environment where our employees can thrive and grow into great leaders. We believe in investing and supporting our people because they are our most important asset. As of December 31, 2024, Chipotle employed 130,504 people worldwide and 1,328 contract workers. Of our employees, 127,820 worked in the United States, and 2,684 worked internationally across Canada, France, Germany, and the United Kingdom. Within the U.S., 126,233 employees worked in our restaurants, and 1,587 in our Restaurant Support Centers and Field Leadership. There were no union petitions or campaigns in 2024, and we continue to bargain in good faith with the one restaurant that voted in 2022 to form a union. We also continue to focus on building a positive people culture where employees feel supported, heard, and are able to grow with Chipotle.
Talent Acquisition
We remain committed to the growth, development, and advancement of our people. In 2024, over 85% of our in-restaurant leadership roles were filled through internal promotions, which remains a critical component to our staffing strategy. To continually attract and hire external talent, we remain focused on creating a best-in-class job seeker and General Manager hiring experience that prioritizes speed, but that also aims to create a transparent process; an experience that identifies shift-specific needs and elevates our talent bar for quality-of-hire. We have seen early success with our new virtual hiring assistant "Ava Cado", almost doubling our application flow. With Ava Cado, approximately 90% of applications are completed, and restaurants are leveraging automated interview rescheduling, freeing up managers to run great restaurants and serve our guests.
To expand our recruitment marketing efforts we continue developing both new and existing partnerships, such as Transition Overwatch and Recruit Military, which assist transitioning Veterans and their spouses. We also prioritize understanding the hiring needs of our international operations in Canada, the United Kingdom, France, and Germany.

Culture and Inclusivity ("C&I")
Our purpose extends beyond serving nutritious food using real ingredients. We are on a journey to create a global culture where everyone is welcome and feels a genuine sense of belonging, and we believe this is achieved through our daily interactions and commitment to model inclusive leadership.
In 2024, Chipotle continued to invest in employee development and training. Our learning programs include inclusive topics and skill-building to provide our leaders with the resources they need to succeed in their current roles and prepare for the future. Our training programs will continue to evolve to respond to a constantly changing world.
Devotion to our culture of inclusivity emanates from our values and the belief that our people make us what we are. We do not see inclusion as a moment, but a movement towards a future where all people can experience success as their best authentic selves. That is why our efforts are not confined to certain roles, departments, identities, or geographies. Driven by a strategy spanning across culture, community, candidate, career, and commerce, we are making meaningful strides towards a future where diversity is understood, embraced, and is a source of our strength.
Maintaining a work environment where all people can succeed as their full authentic self is critical to our success as a business. To deliver meaningful programs that meet the needs of our employees, it is important we understand the dynamic composition of our workforce. As of December 31, 2024, 48.9% of our workforce was male and 49.8% of our workforce was female.
Our most recent Equal Employment Opportunity consolidated report is posted on the Investors page of our website at www.ir.chipotle.com under Corporate Governance – Human Capital Information and additional details about the demographics of our employee population is included in our biennial Sustainability Report and interim Update Report on our website www.chipotle.com/sustainability.

We have undertaken a range of activity to promote a culture of inclusion:
•We continue to drive a consistent and structured candidate interview process with interview guides. This ensures top candidates are identified through equitable hiring practices in both internal and external candidate interviews. We also launched an internal job board across multiple communication channels to provide increased visibility and access to internal opportunities.
•In 2024, Chipotle hired a Director of C&I to create and execute a strategy for inclusion, advise across Centers of Excellence, and enhance existing programs with C&I training. This specialized role is also responsible for the continued maturation of our Employee Resource Groups through a new strategy that improves the leader and member experience.
•We have a holistic approach to pay equity to ensure consistent and equitable compensation among our employees. We retain an independent third-party compensation consultant each year to conduct a pay equity analysis of our U.S. and Canadian workforce, including factors of pay (e.g., grade level, tenure in role, most recent promotion) and external market conditions (e.g., geographic location), to ensure equitable treatment among our employees. In 2024, our review included 99% of our U.S. and Canadian employee population, excluding only approximately 50 of our most senior management employees. The analysis identified small, isolated pay gaps for certain segments of the population, and we subsequently made pay adjustments to close those gaps. Since there are not many common roles among our 50 most senior executives, we consider both internal equity by level, as well as individualized market data, to help ensure we maintain pay equity among this group.
Talent Management
We are committed to cultivating a high-performing workforce through a talent development strategy that prioritizes attracting, developing, and retaining exceptional talent at every level of the organization. In 2024, we promoted over 23,000 employees. Importantly, amongst our Field Leadership roles (Field Leaders, Team Directors, Regional Directors of Operations, and Regional Vice Presidents), the internal promotion rate was above 80%.
Our robust hiring, onboarding, and training programs ensure our newly hired and recently promoted employees are set up for success and are aligned with Chipotle's values and goals. We deployed a variety of critical programming ensuring leadership development where most needed. Some notable highlights include:
•Cultivate University is our leadership training program for new Field Leaders and Team Directors navigating multi-unit management for the first time. Leaders are brought together for a four-day immersive leadership experience designed to bolster leadership skills, while validating and grounding attendees in the operational skills necessary to succeed. In 2024, we had 129 leaders complete the program.
•We introduced additional required restaurant leader training at all levels in 2024, building skills around accountability, coaching, feedback, delegation, and resolving conflict. The courses are designed to align with the leadership skills necessary to excel at each level of restaurant management.
•We formalized our Field Leader in Training materials and have seen cohorts launch throughout the business, ensuring that Managers interested in promotion are getting the development they need to take on the next role.
•Leadership Evolution and Development, our leadership development program, is designed to prepare a cross-functional cohort of mid-level managers for the future of work and leadership. During the 6-month program, participants focus on the capabilities of leading oneself, others, and the business with topics designed to stretch capabilities and improve decision-making skills.

In addition, to ensure leadership continuity, we maintain a robust succession planning process, focusing on critical roles across the company. In 2024, we identified successors for 72% of key positions and continued to develop individualized development plans tailored to prepare successors for readiness. Due to Chipotle's growth, we are excited about two newly created regions and three promotions into Regional Director of Operations and Regional Vice President roles, highlighting additional growth and development for our field teams.

Total Rewards
The financial, physical, and mental well being of our employees remains our top priority. We believe we have compelling compensation packages and incentive programs, and a robust suite of benefit offerings that enable us to engage current team members and attract new team members. In 2024, we conducted an Employee Value Proposition survey which was intended to help us understand what employees appreciate in Chipotle as an employer, what needs improvement and what drives value for our employees. We have gathered valuable insights that will help us continue to improve the employee experience and attract and retain the best talent in the industry. Other areas of Total Rewards that help support our employees include:
•We have made substantial investments in our compensation packages, including competitive wages and industry leading incentive programs, such as our annual and quarterly bonus programs.
•We offer a Debt-Free Degree program that provides Chipotle employees' access to nearly 100 degrees at 10 universities, completely tuition free.
•We support Career Certificates, which further enhances our Tuition Assistance benefits by providing on-demand certificate programs to help Chipotle team members advance their careers in as little as eight weeks.
•We offer a student loan payment matching programs via our 401(k) retirement program. This, in addition to a credit optimization service, has helped to bolster our employees' financial well-being.
•We also offer personalized mental health assistance to all Chipotle employees and their family members with support available 24/7 via in-person, phone, or virtual visits with a licensed counselor.
•Starting in 2025, we are expanding our mental health benefits by offering free access to a mental health app to all U.S. employees.
Employee Listening
We value feedback; both positive sentiments and constructive comments help us improve our organization and culture. Many of our best ideas come from Chipotle employees and we use various communication channels to maintain awareness and responsiveness to questions, concerns, and ideas across our workforce. This includes direct daily engagement through meetings with General Managers, lunch and learns, and other one-on-one interactions.
Employees are encouraged to ask questions, voice concerns directly or anonymously report potential violations of Chipotle's Code of Ethics through our Respectful Workplace hotline. Employees also can raise concerns using other mechanisms, including communication with their managers or human resources business partners. We actively encourage our employees to report any issues or concerns without fear of reprisal, intimidation, or harassment.
We also respond to employee issues quickly via our Employee Service Center which is available seven days a week to resolve employee questions about things like restaurant health and safety, compliance, benefits, payroll, etc.
We are eager to improve our employee engagement efforts and build even stronger feedback mechanisms to ensure our employees feel valued, heard and respected.
Government Regulation and Environmental Matters
We are subject to various federal, state and local laws and regulations that govern aspects of our business operations. While costs associated with compliance with laws and regulations have increased as the number and scope of regulations have increased, the total costs incurred have not had, and are not expected to have, a material effect on our capital expenditures, results of operations or competitive position. See “Risk Factors” in Item 1A for discussion of risks relating to federal, state, local and international laws and regulations applicable to our business.
Seasonality
Seasonal factors influencing our business are described under the heading “Quarterly Financial Data/Seasonality” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition
The fast-casual, quick-service, and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, convenience, brand reputation, and cleanliness and ambience of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally-owned restaurants, as well as national and regional chains. Competition from food delivery services, which offer meals from a wide variety of restaurants, also has increased in recent years and is expected to continue to increase. Many of our competitors also offer dine-in, carry-out, online, catering, and delivery services. Among our main competitors are restaurant formats that claim to serve higher quality ingredients without artificial flavors, colors and preservatives, and that serve food quickly and at a reasonable price.
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
Risks Related to our Brand Reputation and Restaurant Operations

Food safety and food-borne illness concerns may have an adverse effect on our business by negatively impacting our brand, decreasing sales and increasing costs.

Food safety is our top priority, and we dedicate significant resources to ensuring that our guests enjoy safe, high-quality food products. However, even with strong preventative controls and interventions from farm to restaurant, food safety risks cannot be completely eliminated. Incidents of food-borne illnesses continue to occur in the restaurant and retail food industries and incidents may result from the failure of restaurant employees to properly cook or maintain our ingredients, employees or guests entering our restaurant while infected with communicable diseases, or contaminated ingredients resulting from the failure of one of our suppliers to execute food safety preventive controls. Although we monitor and audit compliance with our program, we cannot guarantee that every food item is safely and properly maintained from the start of the supply chain through guest consumption. Any report, legitimate or rumored, of food-borne illness caused by pathogens such as E. coli, hepatitis A, norovirus, listeria, Campylobacter, Clostridium perfringens or salmonella, or other food safety issues, such as food tampering or contamination, at one of our restaurants could adversely affect our reputation and have a negative impact on our sales. In addition, instances of food-borne illness or food safety issues that occur solely at competitors’ restaurants, suppliers or distributors (even if we do not work with them) could result in negative publicity about the restaurant industry and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

We may be at a higher risk for food safety incidents than some competitors due to our greater use of fresh, unprocessed produce, handling of raw chicken in our restaurants, our reliance on employees cooking with traditional methods and the lack of artificial preservatives and frozen ingredients in our menu items. The risk of illnesses associated with our food also may increase due to our delivery or catering businesses, in which our food is transported, stored and/or served in conditions that are not under our control. All of these factors could have an adverse impact on our ability to attract and retain guests, which could in turn have a material adverse effect on our growth and profitability. In addition, real or perceived concerns about emerging food safety issues, such as phthalates, per- and polyfluoroalkyl substances ("PFAS"), microplastics or heavy metals in the U.S. food supply chain, could impact consumers’ confidence in the restaurant industry and reduce restaurant sales.

Failure to maintain the reputation and relevance of the Chipotle brand could negatively impact our financial results.

We built strong value in the Chipotle brand by serving delicious, high quality food, made fresh every day using responsibly sourced ingredients served in generous portions. Our continued success depends on maintaining this compelling brand value, which may be eroded by numerous factors, some of which are outside of our control. Incidents that could erode trust in our brand include actual or perceived food safety or food-borne illnesses; allegations of unethical, racially-biased, inequitable, or socially irresponsible behavior by employees and/or guests; privacy breaches or violations of privacy laws; safety-related incidents occurring in or around our restaurants; guest perceptions regarding smaller entrée portion sizes; or other events or incidents described in this risk factors section. The adverse impact of such incidents may be compounded by negative publicity, including through social or digital media, or if they result in litigation. Social media, video-sharing, networking, and gaming and messaging platforms dramatically increase the speed with which negative publicity is disseminated, often before we have a meaningful opportunity to investigate, respond to and address an issue. Negative online postings or comments about us, including as a result of inaccurate, fictitious or malicious postings or media content, have in the past and could in the future magnify and prolong the adverse impact of any one incident and increase the damage to the value of our brand.

Additionally, consumer demand for our products and our brand value could diminish significantly if we, our employees or business partners fail to comply with applicable laws and regulations, take controversial positions or actions, fail to deliver a consistently positive guest experience or fail to foster an inclusive and welcoming environment. In addition, we cannot ensure that our restaurant crew or business partners will not take actions that adversely affect our brand reputation and relevance.

The restaurant industry is highly competitive. If we are not able to compete successfully, our business, financial condition and results of operations would be adversely affected.

The restaurant industry is highly competitive with respect to taste preferences, price, food quality and selection, customer service, brand reputation, digital engagement, advertising and promotional initiatives, and the location, attractiveness and maintenance of restaurants. We also compete with non-traditional market participants, such as “convenience meals” in the form of entrées, side dishes or meal preparation kits from grocery stores, meal kit delivery services, and “ghost” or “dark” kitchens, where meals are prepared at separate takeaway premises rather than a restaurant, and with delivery aggregators and food delivery services, which provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas, and may form a closer relationship with our guests. Increased competition could have an adverse effect on our sales, profitability and development plans. If guest tastes or dietary preferences change, if our marketing efforts are unsuccessful, or if our restaurants are unable to compete successfully with other restaurant outlets, our business could be adversely affected.

We continue to believe our commitment to higher-quality and responsibly sourced ingredients resonates with guests and gives us a competitive advantage; however, many of our competitors also make claims related to the quality of their ingredients and lack of artificial flavors, colors and preservatives. The increasing use of these claims by competitors, regardless of the accuracy of such claims, may lessen our differentiation and make it more difficult for us to compete. If we are unable to continue to maintain our distinctiveness and compete effectively, our business, financial condition and results of operations could be adversely affected.

Our investments in technology and automation to transform and enhance the experience of our employees and guests may not generate the expected results.

We have launched several initiatives to make our food preparation and cooking processes more efficient and drive a better experience for our employees and consumers, most of which are still moving through our “stage gate” development and evaluation process. These initiatives include a dual sided plancha, which is our cooking grill; an automated produce slicer; an automated make line by Hyphen, which would automatically assemble guest ordered bowls and salads; and Autocado, an automated avocado processing device that cuts, cores and scoops avocados. We have invested significant time and resources into developing and testing these technologies, but there can be no guarantee that all or any of them will be widely deployed throughout our restaurant network or, if deployed, will materially improve employee or guest experience or our financial performance. We also continue to build upon our investments in digital ordering and guest engagement to enhance guest experience and strengthen our ties with our guests. If these initiatives are not ultimately deployed or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.

Our use of third-party delivery services may not be profitable and substandard service may negatively impact our reputation.

Over 15% of our 2024 food and beverage revenue consisted of delivery orders for which we are reliant on third-party delivery companies. Depending on which ordering platform a guest uses – our platform or the third-party delivery service platform – the delivery fee we collect from the guest may be less than the actual delivery cost. As the delivery industry consolidates, delivery companies gain greater leverage in negotiating the terms of contracts and increasing pricing, which in turn could negatively impact our profits from this channel. If the third-party delivery companies we utilize increase the fees they charge users or give greater priority or promotions on their platforms to other restaurants, our delivery business and our sales may be negatively impacted. In addition, if a third-party delivery driver fails to deliver an order on time, fails to deliver the complete order or otherwise provides a bad guest experience, our guest may attribute that negative experience to Chipotle and our reputation and sales could be adversely impacted. The ordering and payment platforms used by these third parties, our mobile app or our online ordering site have been and could again be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our overall sales and reputation.

Risks Related to Human Capital

If we are not able to hire, develop and retain qualified restaurant employees and/or appropriately plan our workforce, our growth plan and profitability could be adversely affected.

The aggressive pace at which we open new restaurants can make it increasingly difficult to recruit and hire sufficient numbers of qualified employees to manage and work in our restaurants, to train employees to deliver a consistently high-quality product and guest experience and to maintain an effective system of internal controls for a dispersed workforce, which could materially harm our business and results of operations. Maintaining appropriate staffing in our restaurants requires precise workforce planning, which has become more complex due to predictive scheduling laws (also called “fair workweek” or “secure scheduling”) and “just cause” termination legislation in certain geographic areas where we operate. The market for qualified talent continues to be competitive and we must continue to offer competitive wages, benefits and workplace conditions to retain qualified employees. We have experienced and may continue to experience challenges in hiring and retaining restaurant employees and in maintaining full restaurant staffing in various locations, which has resulted in longer wait times for guest orders, temporary closures of the digital make line and decreased employee and guest satisfaction. A shortage of qualified candidates who meet legal work authorization requirements, failure to hire, train and retain new restaurant employees in a timely manner or higher than expected turnover levels could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. Anticipated changes in immigration laws and regulations could decrease the pool of candidates with legal work authorization, cause disruption in the workforce for all companies that rely on hourly workers and increase the costs, time and requirements to hire new employees. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization efforts, which could negatively impact our financial results. We have experienced labor union efforts to organize groups of our employees from time to time and, if successful, those organizational efforts may decrease our operational flexibility and disrupt our normal operations, which could adversely affect our business.

If we fail to comply with applicable employment and labor laws and regulations, it could have a material, adverse impact on our business.

Various employment and labor laws and regulations govern our relationships with our employees, both within and outside the U.S. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide and document meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, requirements relating to setting and changing work schedules, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws, anti-discrimination laws, including pay transparency requirements, and anti-harassment laws. We incur substantial costs to comply with these laws and regulations and non-compliance could expose us to significant liabilities. For example, we have had lawsuits filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, pay transparency to applicants and related practices. We incur legal costs to defend these types of cases, and we could incur losses from these and similar cases, and the amount of such costs and losses could be material.

In addition, some jurisdictions in which we operate have implemented fair workweek or “secure scheduling” legislation, which impose complex requirements related to scheduling for certain restaurant employees; sick pay and paid time off legislation, which requires employers to provide paid time off to employees; and/or “just cause” termination legislation, which restricts companies’ ability to terminate employees or reduce employees’ hours unless they can prove “just cause” or a “bona fide economic reason” for the termination or reduction in hours. Additional jurisdictions are considering similar types of legislation. All of these regulations impose additional obligations on us, which could increase our operating costs, and our failure to comply with any of these regulations could subject us to penalties and other legal liabilities, which could adversely affect our ability to attract and retain employees and our results of operations, and potentially cause us to close or reduce operating hours of some restaurants in these jurisdictions. For example, in 2022 we settled a complaint alleging that we violated New York City’s Fair Workweek law and Earned Safe and Sick Time Act, and we have undergone several audits of our compliance with employment law requirements, which could result in additional liabilities. Our liability exposure for these employment laws and regulations may be higher than our restaurant peers because we have more employees, since we are one of the largest restaurant companies that owns and operates all our restaurants, while most of our restaurant peers franchise some or a significant portion of their operations.

Increases in the cost of labor, including mandated minimum wage increases and increases in the cost of health benefits, could adversely impact our business and profitability.

Our profitability has been and could continue to be adversely impacted by increases in labor costs, including wages and health benefits, which are some of our most significant costs, including increases triggered by federal, state and local laws governing matters such as minimum wages, meal and rest breaks and changes to eligibility for overtime pay; regulations regarding scheduling and benefits; increased health care and workers’ compensation insurance costs; and higher wages and benefit costs necessary to attract, hire and retain high-quality employees with the right skill sets in a highly competitive job market. In addition, state and local laws may require wage increases and standards on working hours and other factors that would restrict our flexibility to respond to market conditions and increase our costs without corresponding benefits. For example, in 2024 California required national restaurant chains, including Chipotle, to pay a minimum $20 per hour wage to California restaurant workers, which minimum wage may be increased annually by a state-appointed council. Other states, counties and cities are considering similar regulations. Our ability to offset higher labor costs by increasing menu prices depends on the willingness of our guests to pay the higher prices and the perceived value of our meals relative to competitors. If competitive or inflationary pressures or other factors prevent us from offsetting higher labor costs by increased menu prices, our profitability may decline.

A failure to recruit, develop and retain effective leaders or the loss or shortage of management personnel with key capacities and skills could impact our strategic growth plans and jeopardize our ability to meet our business performance expectations and growth targets.

Our ability to continue to grow our business depends substantially on the contributions and abilities of our executive leadership team and other key management personnel. Changes in senior management could result in significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capability to support our strategic initiatives, a failure to implement appropriate development programs and build adequate bench strength with key skillsets, or a failure to effectively manage our leadership succession, could jeopardize our ability to meet our business performance expectations and growth targets. If we are unable to attract, develop, retain and incentivize sufficiently experienced and capable management personnel, our business and financial results may suffer.

Risks Related to Cybersecurity, Data Privacy and IT Systems

Breaches or other unauthorized access, theft, modification or destruction of guest and/or employee personal, confidential or other material information that is stored in our systems or by third parties on our behalf could damage our reputation and expose us to potential liabilities.

As our reliance on technology has grown, the scope and severity of potential risks from cyber threats has increased. Many of our information technology systems (whether cloud-based or hosted in proprietary servers), including those used for our point-of-sale, web and mobile platforms, online and mobile payment systems, delivery services and rewards programs and administrative functions, contain personal, financial or other information that is entrusted to us by our guests, business partners and employees. Many of our information technology systems also contain confidential information about our business, such as business strategies, development initiatives and designs, and confidential information about third parties, such as suppliers. Similar to many other restaurant companies, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems and databases. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future.

Our third-party providers’ and business partners’ information technology systems and databases are subject to similar risks. The number and frequency of these attempts varies from year to year and increases as the scope and scale of our technology footprint and digital operations increases. In addition, we provide guest and employee data, as well as confidential information important to our business to third parties. Individuals performing work for us and these third parties also may access some of this data, including on personally owned digital devices. To the extent we, a third party or such an individual were to experience a breach of our or their information technology systems that results in the unauthorized access, theft, use, destruction or other compromises of guests’ or employees’ data or confidential information of Chipotle stored in or transmitted through such systems, including through cyber-attacks or other external or internal methods, it could result in a material loss of revenues from the potential adverse impact to our reputation and brand, a decrease in our ability to retain guests or attract new ones, the imposition of potentially significant costs (including loss of data or payment for recovery of data) and liabilities, loss of business, loss of business partners and licensees and the disruption to our supply chain, business and plans. Unauthorized access, theft, use, destruction or other compromises are becoming increasingly sophisticated and may occur through a variety of methods, including attacks using malicious code, vulnerabilities in software, hardware or other infrastructure (including systems used by our supply chain), system misconfigurations, phishing, deepfakes, ransomware, malware or social engineering. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Our logging capabilities, or the logging capabilities of third parties, are not always complete or sufficiently granular, affecting our ability to fully understand the scope of security breaches.

Given the increasing complexity and sophistication of techniques used by bad actors to obtain unauthorized access to or disable information technology systems, and the fact that cyberattacks are being made by groups and individuals with a wide range of expertise and motives, it is increasingly difficult to anticipate and defend against cyberattacks, and a cyberattack could occur and persist for an extended period of time before being detected. Moreover, the extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it may take a significant amount of time before such investigation can be finalized and completed and reliable information about the incident is known. During the pendency of any such investigation, we may not know the extent of the harm or how best to remediate it, and we may be required to disclose incidents before their full extent is known.

Such security breaches also could result in a violation of applicable U.S. and international privacy, cyber and other laws or trigger data breach notification laws, including new disclosure rules promulgated by the SEC, and subject us to private third party or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. These risks also exist in companies that license our brand, that we partner with or invest in that use separate information systems.

We may be required to make significant capital investments and other expenditures to investigate security incidents, remedy cybersecurity problems, recuperate lost data, prevent future compromises and adapt systems and practices to react to the changing threat environment. These include costs associated with notifying affected individuals and other agencies, additional security technologies and training, hiring additional employees, retention of experts and providing credit monitoring services for individuals whose data has been breached. These costs could be material and could adversely impact our results of operations in the period in which they are incurred, including by causing us to delay the pursuit of other important business strategies and initiatives, and may not meaningfully limit the success of future attempts to breach our information technology systems.

Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third-party business partners or service providers can also adversely impact our brand and reputation and negatively impact our business. Additionally, the techniques and sophistication used to conduct cyber-attacks and compromise information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns. We continue to make significant investments in technology, third-party services and employees to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

If we fail to fully comply with privacy and data protection laws and regulations, we could incur significant civil and criminal penalties and liabilities, suffer reputational damage, and adverse publicity.

Complex local, state, federal and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. Complying with these laws and regulations can be costly and can delay or impede the development of new services.

For example, Europe’s General Data Protection Regulation (“GDPR”) and the U.K. General Data Protection Regulation (which implements the GDPR into U.K. law), impose stringent data protection requirements and provide for significant penalties for noncompliance. Additionally, the California Consumer Privacy Act (“CCPA”) requires, among other things, covered companies to provide specified disclosures to California consumers and allows them to exercise certain rights in connection with their personal information, such as the right to opt-out of certain sales of personal information and to request deletion of personal information (subject to certain exceptions). The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which became effective in January 2023, significantly modified the CCPA to include additional compliance obligations. Since the CCPA was first passed, 19 other states have enacted similar data privacy legislation, eight of which are in effect as of the end of 2024. In addition, a number of other states have passed or are considering additional privacy laws, including laws on health data and biometric data that are in effect, or are expected to take effect in the near future. These state privacy laws will require us to incur additional costs and expenses in our efforts to comply.

If we fail or are perceived to have failed to comply with applicable privacy and data protection laws, or fail to properly respond to or honor consumer requests under any of the foregoing privacy laws, we could be subject to enforcement actions and regulatory investigations, or claims for damages by guests and other affected individuals or parties, or incur fines and damage to our brand reputation, any of which could have a material adverse effect on our operations, financial performance, and business. The amount and scope of insurance we maintain may not cover all types of claims that may arise.

We rely heavily on information technology systems and failures or interruptions in our IT systems could harm our ability to effectively operate our business and/or result in the loss of guests or employees.

We are heavily dependent on information technology systems, including for administrative functions, point-of-sale and payment processing in our restaurants, digital ordering and delivery business, tracing ingredients back to suppliers and growers, digital Hazard Analysis and Critical Control Points monitoring, monitoring and managing our supply chain, our guest rewards program, marketing initiatives, employee engagement and payroll processing, and various other processes and transactions. Our ability to effectively manage our business and coordinate the procurement, production, distribution, safety and sale of our products depends significantly on the consistent availability, reliability and security of these systems. Many of these critical systems are provided and managed by third parties, and we are reliant on these third-party providers to implement protective measures that ensure the security and availability of their systems. Although we have operational safeguards in place and we take efforts to ensure that our third-party providers have implemented proper standards and controls, we cannot guarantee that breaches or failures caused by these third-party systems or platforms will not occur. Failures may be caused by various factors, including power outages, natural disasters and other catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or the third-party service providers. If any of our critical IT systems were to become unreliable, unavailable, compromised or otherwise fail, and we were unable to recover in a timely manner, we could experience an interruption in our operations that could have a material adverse impact on our profitability.

Risks Related to Our Supply Chain

Increases in the costs of ingredients, restaurant equipment and other materials could adversely affect our financial results.

The prices for some of our ingredients, such as beef, avocados and other produce fluctuate due to factors beyond our control, such as limited sources, seasonal shifts, climate conditions, inclement weather, natural disasters, inflation, military and geopolitical conflicts and industry demand, including as a result of animal disease outbreaks, international commodity markets, food safety concerns, product recalls and government regulation. In addition, we source some ingredients (including avocados, tomatoes, beef, pork, limes and peppers) restaurant equipment, packaging and paper products outside the U.S. (including from Mexico, Canada and China), which could subject them to increased tariffs, trade sanctions or taxes. We try to mitigate future price risk through forward contracts, strong partnerships with key suppliers, directly managing key raw material procurement and diversifying our supply base and countries of origin; however, these activities may not fully insulate us from increases in costs, which could have an adverse impact on our profitability.

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

Our business is dependent on frequent and consistent deliveries of ingredients that comply with our Food with Integrity specifications, such as dairy (for cheese, sour cream and queso) and chicken that meets our Responsibly Raised requirements. We may experience shortages, delays or interruptions in the supply of ingredients and other supplies to our restaurants due to higher or more lucrative demand from other sources; inclement weather or natural disasters; animal disease outbreaks (such as avian flu); social or labor unrest; shortages of agricultural workers (including due to changes in immigration laws); operational disruptions at our suppliers, distributors or transportation providers (including due to cyberattacks, malware or ransomware); financial distress or insolvency of suppliers or distributors, or the inability of suppliers or distributors to manage adverse business conditions; or other conditions beyond our control. Ongoing global conflicts have disrupted and could continue to disrupt some shipping routes, which could result in shortages or delays of certain ingredients and packaging. In addition, we have a single or a limited number of suppliers for some of our ingredients, including lemon and lime juice, tomatoes and adobo. Although we believe we have potential alternative suppliers and sufficient reserves of ingredients, shortages or interruptions in our supply of ingredients could adversely affect our financial results.

If our supply chain capacity does not expand to match our new restaurant growth, our long-term growth goals could be impaired or delayed.

We have set aggressive goals for the number of new restaurants we plan to open over the next few years. Even in the absence of extraordinary disruptions, we may not be able to increase the capacity of our supply chain to keep pace with our growth and fully meet our future business needs. We have experienced and may in the future experience limited available supplies of Responsibly Raised proteins and ingredients that meet our Food with Integrity specifications. In addition, we rely on independent third-party distributors to maintain an inventory of our ingredients and supplies, and deliver them to our restaurants on a timely, as needed basis. There can be no assurance that our suppliers or distributors will be able to accommodate our planned growth or continue to supply required ingredients at preferential prices or at all. An inability of our suppliers to accommodate our growth in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations, and prospects.

Legal and Regulatory Risks

We could be party to litigation or other legal proceedings that could adversely affect our business, results of operations and reputation.

We have been and will continue to be subject to litigation and other legal proceedings that may adversely affect our business, including claims brought by employees, guests, government agencies, suppliers, distributors, shareholders, job applicants or others. These proceedings may be in the form of private actions, administrative proceedings, government enforcement or regulatory actions and litigation on a class or collective basis on behalf of what can be a large group of potential claimants. These legal proceedings have involved, and in the future may involve, allegations of illegal, unfair or inconsistent employment practices, including those governing wage and hour, employment of minors, discrimination, harassment, wrongful termination, and vacation and family leave laws; food safety issues including food-borne illness, food contamination and adverse health effects from consumption of our food products; data security or privacy breaches; discrimination against guests or job applicants; personal injury in our restaurants; marketing and advertising claims, including claims that our Food with Integrity, marketing or sustainability claims are misleading or inaccurate; infringement of patent, copyright or other intellectual property rights; violation of the federal securities laws; workers’ compensation; or other concerns. We are party to a number of pending lawsuits and governmental audits alleging violations of federal and state employment laws, including wage and hour claims, and we could be involved in similar or even more significant litigation and legal proceedings in the future. Even if the allegations against us are unfounded or we ultimately are held not liable, the costs to defend ourselves may be significant and the proceedings may divert management's attention away from operating our business, all of which could negatively impact our financial condition and results of operations. A judgment significantly in excess of any applicable insurance coverage or third-party indemnity could materially adversely affect our financial condition or results of operations. In addition, adverse publicity resulting from claims may damage our reputation.

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

Our business is subject to extensive federal, state, local and international laws and regulations, including those relating to:
•preparation, sale and labeling of food, including regulations of the Food and Drug Administration, which oversees the safety of the entire food system and covers inspections and mandatory food recalls, menu labeling and nutritional content;
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
•claims made in marketing and advertising, including regarding nutritional information and sustainability impacts;
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
•new or increased tariffs, trade sanctions or taxes; and
•public company compliance, disclosure and governance matters, including accounting and tax regulations, SEC and NYSE disclosure requirements.

Compliance with these laws and regulations, and future new laws or changes in these laws or regulations that impose additional requirements, can be costly. If the Food and Drug Administration or other government agency adopts new laws and regulations in response to real or perceived emerging food safety, such as concerns over phthalates, PFAS, microplastics or heavy metals in the U.S. food supply, it could impose new processes that disrupt our suppliers’ operations, increase costs or both. Any failure or perceived failure to comply with applicable laws or regulations could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

Risks Related to Our Growth and Business Strategy

If we are unable to meet our new restaurant opening goals, or maintain the attractiveness of our existing restaurants, our profitability could suffer.

Our growth depends on our ability to open new restaurants at an aggressive rate and operate them profitably as soon as possible. The cost of opening new restaurants has continued to increase due to construction labor inflation and increased costs of materials and equipment. In addition, we incur substantial startup expenses each time we open a new restaurant, and it can take up to 36 months to ramp up the sales and profitability of a new restaurant, during which time costs may be higher as we train new employees and build up a guest base. If we are unable to build the guest base that we expect or fail to overcome the higher startup expenses associated with new restaurants, our new restaurants may not be as profitable as our existing restaurants. In addition, the opening of new stores may negatively impact the profitability of existing stores that are located nearby.

Our ability to open and profitably operate new restaurants also is subject to various risks, such as the identification and availability of desirable locations; the negotiation of acceptable lease terms; the need to obtain all required governmental permits (including zoning approvals and liquor licenses) and comply with other regulatory requirements; the availability of capable contractors and subcontractors; increases in the cost and decreases in the availability of labor and building material; changes in weather, natural disasters, pandemics or other acts of God that could delay construction and adversely affect guest traffic; our ability to hire and train qualified management and restaurant employees; and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated sales and earnings in future periods. Our timeline for completing construction also has gotten longer, due to landlord reluctance to commit to building in light of fluctuating interest rates, tight money supply and general economic conditions, and due to backlogs and long wait times for us to obtain required permits and utility hookups.

In addition, we need to maintain the attractiveness of our existing restaurants through remodels, upgrades and regular upkeep. If the costs associated with remodels, upgrades or regular upkeep are higher than anticipated, restaurants are closed for remodeling for longer periods than planned or remodeled restaurants do not perform as expected, which could have a negative effect on our operating results, and we may not realize our projected desired return on investment.

Our failure to effectively manage and support our growth could have a negative adverse effect on our business and financial results.

As of December 31, 2024, we owned and operated over 3,700 Chipotle restaurants and we plan to open a significant number of new restaurants in the next several years, working towards our long-term goal of 7,000 restaurants in North America. Our existing restaurant management systems, back-office technology systems and processes, financial and management controls, information systems and staffing may not be adequate to support our growing business. To effectively manage a larger number of restaurants, we may need to upgrade and expand our infrastructure and information systems, automate more processes that currently are manual or require manual intervention and hire, train and retrain restaurant employees and corporate support staff, all of which may result in increased costs and at least temporary inefficiencies. We also believe our culture is an important contributor to our success, and as we continue to grow it may be increasingly difficult to imbed and maintain our culture across the company. Our failure to sufficiently invest in our infrastructure and information systems and maintain our strong staffing and culture could harm our brand and operating results.

If we partner with third parties or acquire new businesses that do not align with our core values or that do not fulfill their contractual responsibilities and commitments, our brand reputation and international growth plans could suffer.

Our global growth strategy includes expanding our existing restaurant footprint and introducing Chipotle in new international jurisdictions in which we currently do not operate. The success of our strategy will depend on our identifying and partnering with new business partners, including licensees, joint venture partners, suppliers and distributors, and may include identifying suitable acquisition targets in these new jurisdictions that align with our core values. In 2024, the first licensed Chipotle restaurants opened in Kuwait and Dubai in partnership with international franchise retail operator Alshaya Group, and there are plans to open more licensed restaurants in other areas in the Middle East. We believe guests expect the same high quality food and excellent customer service at restaurants operated by licensees and joint venture partners as they receive in Chipotle-owned and operated restaurants. We provide extensive training to our business partners and we require compliance with specific food quality and safety standards and guest service levels in our agreements with business partners; however, we do not have direct control over the restaurants operated by third-party partners, and the quality and service in those restaurants may be less than the quality and service of Chipotle-operated restaurants. Failure of our business partners to adhere to our high food quality and operating standards, comply with applicable law, adhere to high ethical standards, and create a culture of respect in their restaurants could damage our brand reputation, domestically and internationally, and impair our international expansion plans. New partnerships and/or acquisitions also may divert management’s attention from other initiatives and/or day-to-day operations, which could adversely affect our business and results of operations.

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

We are subject to evolving disclosure obligations promulgated by governmental and regulatory organizations relating to sustainability factors that impact our business. These disclosure obligations are complex and not always consistent, making compliance difficult and uncertain. In addition, investors, guests and other stakeholders increasingly are focusing on sustainability matters and related disclosures. We have incurred and expect to continue to incur increased expenses and management time and attention to comply with these disclosure obligations and stakeholder expectations. For example, measuring Scope 1, 2 and 3 greenhouse gas emissions relating to our business, developing reduction plans and initiatives, and creating and disclosing achievable reduction goals can be costly, difficult and time consuming and is subject to evolving reporting standards, including California’s Climate Corporate Data Accountability Act, California’s Greenhouse Gases: Climate-Related Financial Risk Bill and similar proposals by other national, local and international regulatory agencies. We may also communicate certain initiatives, goals and strategies regarding environmental sustainability and human capital management related matters, such as workforce metrics, responsible sourcing and social investments in our SEC filings or in other public disclosures. We previously announced that we had set science-based targets validated by the Science Based Targets Initiative to reduce absolute Scope 1, 2 and 3 greenhouse gas emissions 50% by 2030 from a 2019 base year, and achievement of this goal is subject to risks and uncertainties, many of which are outside of our control. Achievement of this goal may prove to be more difficult and costly than we anticipate.

In addition, statements about our sustainability-related initiatives and goals, and progress toward those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If we are unable to meet our sustainability-related goals or evolving stakeholder or industry expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for sustainability issues, investors, guests and other stakeholders may choose to patronize a competitor that they perceive to be more responsive, and our reputation, business or financial condition may be adversely affected. If our sustainability-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

There is growing concern that climate change and global warming has caused and may continue to cause more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations. Adverse weather conditions have in the past and may again impact guest traffic at our restaurants and, in more severe cases such as hurricanes, tornadoes, wildfires or other natural disasters, cause temporary restaurant closures, all of which negatively impact our restaurant sales. In addition, our supply chain is subject to increased costs caused by the effects of climate change and diminished energy and water resources. Increasing weather volatility and changes in global weather patterns could reduce crop size and crop quality, or destroy crops altogether, which could result in decreased availability or higher pricing for our produce and other ingredients. We may be forced to source ingredients from new geographic regions, which could impact quality and taste, and increase our costs. These factors are beyond our control and may be unpredictable. Climate change and government regulation relating to climate change mitigation also could result in construction delays for new restaurants and interruptions to the availability or increases in the cost of utilities. The ongoing and long-term costs of these impacts related to climate change and other sustainability-related issues could have a material adverse effect on our business and financial condition if we are not able to mitigate them.

General Risk Factors

Economic and business factors that are largely beyond our control may adversely affect consumer behavior and our financial results.

Restaurant dining generally is dependent upon consumer discretionary spending, which may be affected by general economic conditions that are beyond our control. Increasing or prolonged high inflation, international, domestic and regional economic conditions, consumer income levels, financial market volatility, a slow or stagnant pace of economic growth, mass layoffs, rising energy costs, rising interest rates, social unrest, military conflicts and governmental, political and budget concerns or divisions may have a negative effect on consumer confidence and discretionary spending. Persistent inflation and concern about a prolonged economic downturn may lead consumers to decrease their discretionary spending. A significant decrease in guest traffic or average transaction size would negatively impact our financial performance. The actual or perceived threat of a pandemic or communicable disease, terrorist attack, mass shooting, heightened security requirements, including cybersecurity, or a failure to protect information systems for critical infrastructure, such as the electrical grid and telecommunications systems, could harm our operations, the economy or consumer confidence generally. Any of the above factors or other unfavorable changes in business and economic conditions affecting our guests could increase our costs, reduce traffic in our restaurants or limit our ability to increase pricing, any of which could lower our profit margins and have a material adverse effect on our sales, financial condition and results of operations. These factors also could cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurant locations. Further, poor economic conditions may force nearby businesses to shut down, which could reduce traffic to our restaurants or cause our restaurant locations to be less attractive.

In addition, we purchase ingredients, packaging and equipment from both U.S. and international suppliers and we may need to increase our menu prices in response to increased inflation, higher taxes, new tariffs on imported goods, wage increases due to a tighter job market and other macro-economic factors. Higher menu prices or the perceived value of our meals relative to competitors may lead consumers to reduce their spending in our restaurants or switch to competitors’ value or lower-priced meals. If competitive or other factors prevent us from offsetting these higher costs through menu price increases, our profitability may decline.

Our quarterly financial results may fluctuate significantly, including due to factors that are not in our control.

Our quarterly financial results may fluctuate significantly and could fail to meet investors’ expectations for various reasons, including:
•negative publicity about the safety of our food, employment-related issues, guest safety, litigation or other issues involving our restaurants;
•fluctuations in supply costs, particularly for our most significant ingredients, and our inability to offset the higher cost with price increases, without adversely impacting guest traffic;
•our inability to purchase sufficient quantities of our key ingredients and equipment as our restaurant count grows;
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
•taxes, new or increased tariffs or trade sanctions, asset impairment charges and non-operating costs; and
•variations in general economic conditions, including the impact of rising inflation and the impact of rising interest rates on consumer demand trends.

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
We maintain internal resources to perform penetration testing designed to simulate evolving tactics and techniques of real-world threat actors, engage with industry partners and law enforcement and intelligence communities and conduct tabletop exercises and periodic risk interviews across our business. We also engage an independent third party to periodically perform internal and external penetration testing of Chipotle's information security environment and engage other third parties to periodically conduct assessments of our cybersecurity capabilities. In addition, we continue to expand training and awareness practices to mitigate risk from human error, including mandatory computer-based training and internal communications for employees. Our employees undergo cybersecurity awareness training and regular phishing awareness campaigns that are based upon and designed to emulate real-world contemporary threats. We provide prompt feedback (and, if necessary, additional training or remedial action) based on the results of such exercises.

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
Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors (the “Board”) and management. Although cybersecurity risk oversight continues to remain a top priority for the Board, the Audit and Risk Committee of our Board has primary oversight responsibility for the Company’s cybersecurity and other technology risks. The Committee regularly reviews with and discusses cybersecurity, privacy and data security programs, the status of projects to strengthen internal cybersecurity, results from third-party assessments, and any significant cybersecurity incidents, including recent incidents at other companies and the emerging threat landscape with our CISO and CCTO. The Committee also reviews with management the implementation and effectiveness of the Company’s controls to monitor and mitigate cybersecurity risks. In addition, our Board receives an annual report and quarterly written updates regarding our cybersecurity program.

ITEM 2. PROPERTIES
As of December 31, 2024, Chipotle and our consolidated subsidiaries owned and operated 3,726 restaurants. Our main office is located at 610 Newport Center Drive, Suite 1100, Newport Beach, CA 92660 and our telephone number is (949) 524-4000. We lease our main office and substantially all of the properties on which we operate restaurants. We own 17 properties and operate restaurants on all of them. For additional information regarding the lease terms and provisions, see Note 1. “Description of Business and Summary of Significant Accounting Policies” and Note 9. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
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
As of January 31, 2025, there were approximately 2,394 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the fourth quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Purchased 10/1 through 10/31	1,474,582	$58.05	1,474,582	$973,992,478
Purchased 11/1 through 11/30	2,348,512	$59.14	2,348,512	$835,097,636
Purchased 12/1 through 12/31	1,713,277	$62.31	1,713,277	$1,028,341,738
Total	5,536,371	$59.83	5,536,371
(1)Shares were repurchased pursuant to repurchase programs announced on July 24, 2024 and October 29, 2024.
(2)The December total includes an additional $300 million in authorized repurchases approved on December 17, 2024 and announced February 4, 2025. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2019, through December 31, 2024, to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2019. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. The values shown are neither indicative nor determinative of future performance. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Chipotle Mexican Grill, Inc., the S&P 500 Index and the S&P 500 Restaurant Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Chipotle Mexican Grill, Inc.
S&P 500
S&P 500 Restaurants

Company/Index	2019	2020	2021	2022	2023	2024
Chipotle Mexican Grill, Inc.	$100	$166	$209	$166	$273	$360
S&P 500	100	116	148	119	148	182
S&P 500 Restaurants	100	116	140	126	142	146
*$100 invested on December 31, 2019, in stock or index, including reinvestment of dividends.
Fiscal year ending December 31, 2024.
Source data: Bloomberg
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2024 items and year-to-year comparisons of 2024 to 2023. Discussions of 2022 items and year-to-year comparisons of 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2023. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that might cause such differences include those described in Item 1A. “Risk Factors”, 7A. "Quantitative and Qualitative Disclosure About Market Risk", and elsewhere in this report.
Overview
As of December 31, 2024, we owned 3,644 Chipotle restaurants throughout the United States, and 82 international Chipotle restaurants. Additionally, we had three international licensed restaurants. We manage our U.S. operations based on ten regions and aggregate our operations to one reportable segment.
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
2024 Financial Highlights, year-over-year:
•Total revenue increased 14.6% to $11.3 billion
•Comparable restaurant sales increased 7.4%
•Diluted earnings per share was $1.11, a 24.7% increase from $0.89
Sales Trends. Comparable restaurant sales increased 7.4% for the year ended December 31, 2024. The increase is attributable to higher transactions of 5.3% and a 2.1% increase in average check. Comparable restaurant sales represent the change in period-over-period total revenue for restaurants in operation for at least 13 full calendar months. Digital sales represented 35.1% of total food and beverage revenue. For 2025, management is anticipating comparable restaurant sales growth in the low to mid-single digit range.
Restaurant Development. During the year ended December 31, 2024, we opened 304 restaurants, which included 257 restaurants with a Chipotlane. We expect to open approximately 315 to 345 company-owned restaurants in 2025. We expect that at least 80% of our new company-owned restaurants will include a Chipotlane.
Licensing. During the year ended December 31, 2024, three licensed restaurants were opened in the Middle East.
Cultivate Next Fund. Our Cultivate Next Fund is a venture formed to make early-stage investments into strategically aligned companies that further our purpose to Cultivate a Better World. The Fund is authorized to invest up to $100.0 million, which is financed almost entirely by Chipotle. As of December 31, 2024, we have made $63.0 million in investments through this Fund.

Restaurant Activity
The following table details company-owned restaurant unit data for the years indicated.

	Year ended December 31,
	2024	2023
Beginning of period	3,437	3,187
Chipotle openings	304	270
Non-Chipotle openings	-	1
Chipotle permanent closures	(7)	(3)
Chipotle relocations	(8)	(12)
Non-Chipotle permanent closures	-	(6)
Total at end of period	3,726	3,437
The following table details licensed restaurant unit data for the years indicated.

	Year ended December 31,
	2024	2023
Beginning of period	-	-
Licensed restaurant openings	3	-
Total at end of period	3	-
Results of Operations
Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.
Revenue

	Year ended December 31,		Percentage
	2024	2023	change
	(dollars in millions)
Food and beverage revenue	$11,247.4	$9,804.1	14.7%
Delivery service revenue	66.5	67.5	(1.6%)
Total revenue	$11,313.9	$9,871.6	14.6%
Average restaurant sales (1)	$3.213	$3.018	6.5%
Comparable restaurant sales increase	7.4%	7.9%
Transactions	5.3%	5.0%
Average check	2.1%	2.9%
Menu price increase	2.9%	5.2%
Check mix	(0.8%)	(2.3%)
(1)Average restaurant sales refers to the average trailing 12-month food and beverage revenue for restaurants in operation for at least 12 full calendar months.

The following is a summary of the change in restaurant sales for the period indicated:

Year ended
(dollars in millions)
For the period ended December 31, 2023	$9,871.6
Change from:
Comparable restaurant sales	695.4
Restaurants not yet in comparable base opened in 2024	290.4
Restaurants not yet in comparable base opened in 2023	453.7
Other	2.8
For the period ended December 31, 2024	$11,313.9
Food, Beverage and Packaging Costs

	Year ended December 31,		Percentage
	2024	2023	change
	(dollars in millions)
Food, beverage and packaging	$3,374.5	$2,912.6	15.9%
As a percentage of total revenue	29.8%	29.5%	0.3%
Food, beverage and packaging costs increased 0.3% as a percentage of total revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to higher usage of ingredients as we focused on ensuring consistent and generous portions, inflation across several ingredient costs, primarily avocados, and a protein mix shift from the Smoked Brisket limited time offering and a Braised Beef Barbacoa marketing initiative. This increase was partially offset by a 1.0% benefit from menu price increases.
Labor Costs

	Year ended December 31,		Percentage
	2024	2023	change
	(dollars in millions)
Labor costs	$2,789.8	$2,441.0	14.3%
As a percentage of total revenue	24.7%	24.7%	-%
Labor costs remained flat as a percentage of total revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023. The 1.1% benefit from sales leverage was mostly offset by 0.9% due to restaurant wage inflation, of which 0.4% was due to minimum wage increases for our restaurants in California.
Occupancy Costs

	Year ended December 31,		Percentage
	2024	2023	change
	(dollars in millions)
Occupancy costs	$563.4	$503.3	11.9%
As a percentage of total revenue	5.0%	5.1%	(0.1%)
Occupancy costs decreased 0.1% as a percentage of total revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to 0.3% of sales leverage partially offset by 0.2% of increased occupancy expense, of which 0.1% was associated with existing restaurants and 0.1% was associated with new restaurants.

Other Operating Costs

	Year ended December 31,		Percentage
	2024	2023	change
	(dollars in millions)
Other operating costs	$1,568.5	$1,428.7	9.8%
As a percentage of total revenue	13.9%	14.5%	(0.6%)
Other operating costs decreased 0.6% as a percentage of total revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to 0.5% of sales leverage and 0.2% of lower delivery expenses.
General and Administrative Expenses

	Year ended December 31,		Percentage
	2024	2023	change
	(dollars in millions)
General and administrative expenses	$697.5	$633.6	10.1%
As a percentage of total revenue	6.2%	6.4%	(0.2%)
The following is a summary of the change in general and administrative expenses for the period indicated:

Year ended
(dollars in millions)
For the period ended December 31, 2023	$633.6
Change from:
Wages	20.5
Conferences, primarily the biennial All Managers’ Conference	17.7
Legal contingencies	16.6
Outside services related to corporate initiatives	8.1
Stock-based compensation	5.3
Restructuring costs	(6.5)
Other	2.2
For the period ended December 31, 2024	$697.5
Impairment, Closure Costs, and Asset Disposals

	Year ended December 31,		Percentage
	2024	2023	change
	(dollars in millions)
Impairment, closure costs, and asset disposals	$26.9	$38.4	(29.8%)
As a percentage of total revenue	0.2%	0.4%	(0.2%)
Impairment, closure costs, and asset disposals decreased in dollar terms for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a gain on the sale of corporate equipment and higher charges related to the replacement of certain leasehold improvements in the comparable period.

Interest and Other Income, Net

	Year ended December 31,		Percentage
	2024	2023	change
	(dollars in millions)
Interest and other income, net	$93.9	$62.7	49.8%
As a percentage of total revenue	0.8%	0.6%	0.2%
Interest and other income, net increased in dollar terms for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to increased interest income from higher investment balances in U.S. Treasury securities, money market funds and time deposits.
Provision for Income Taxes

	Year ended December 31,		Percentage
	2024	2023	change
	(dollars in millions)
Provision for income taxes	$476.1	$391.8	21.5%
Effective income tax rate	23.7%	24.2%	(0.5%)
The effective income tax rate decreased 0.5% for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to lower nondeductible expenses of 0.6% and income tax reserves of 0.4%. These decreases were partially offset by a 0.6% reduction in tax benefits related to option exercise and equity vesting.
Quarterly Financial Data/Seasonality
Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and net income are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as unexpected publicity impacting our business in a positive or negative way, disease outbreak, epidemic or endemic, the impact of inflation on consumer spending, fluctuations in food or packaging costs, or the timing of menu price increases or promotional activities and other marketing initiatives. The number of trading days in a quarter can also affect our results, although, on an overall annual basis, changes in trading days do not have a significant impact.
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

Liquidity and Capital Resources
Cash and Investments
As of December 31, 2024, we had a cash and marketable investments balance of $2.2 billion, non-marketable investments of $85.2 million, and $29.8 million of restricted cash. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of December 31, 2024, $1.0 billion remained available for repurchases of shares of our common stock, which includes the $300.0 million additional authorization approved by our Board of Directors on December 17, 2024. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.
Borrowing Capacity
As of December 31, 2024, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.
Use of Cash
We believe that cash from operations, together with our cash and investment balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. Assuming no significant declines in comparable restaurant sales, we expect we will generate positive cash flow for the foreseeable future.
We have not required significant working capital because guests generally pay using cash or credit and debit cards and because our operations do not require significant receivables, nor do they require significant inventories due, in part, to our use of various fresh ingredients. In addition, we generally have the right to pay for the purchase of food, beverages and supplies sometime after the receipt of those items, generally within ten days, thereby reducing the need for incremental working capital to support our growth.
Our total capital expenditures for 2024 were $593.6 million. In 2024, we spent on average about $1.5 million in development and construction costs per new restaurant, or about $1.3 million net of landlord reimbursements of $0.2 million. In 2025, we expect to incur about $683.7 million in total capital expenditures. We expect approximately $502.7 million in capital expenditures related to our construction of new restaurants, before any reductions for landlord reimbursements. We expect the average investment cost for new restaurants opening in 2025 will be slightly higher than the average investment costs for those opened in 2024. We expect approximately $149.0 million in capital expenditures related to investments in existing restaurants including remodeling and similar improvements, new equipment and hardware, and technology to optimize efficiencies. Finally, we expect a portion of our incurred capital expenditures to be for additional corporate initiatives including investments in technology to boost innovation, enhance the guest experience, and improve operations.

The following table summarizes current and long-term material cash requirements as of December 31, 2024, which we expect to fund primarily with operating cash flows:

	Payments Due by Fiscal Year
	Total	2025	2026-2027	2028-2029	Thereafter
	(dollars in millions)
Operating leases(1)	$7,204	$502	$1,089	$1,036	$4,577
Purchase obligations(2)	2,289	1,161	766	362	-
Total	$9,493	$1,663	$1,855	$1,398	$4,577
(1)See Note 9. “Leases” of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” This includes commitments related to reasonably certain renewal periods for leases that have commenced and includes legally binding lease payments for leases signed but not yet commenced.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. We have excluded agreements that are cancellable without penalty. The majority of our purchase obligations relate to food, beverage and packaging, capital projects, information technology, marketing initiatives and corporate sponsorships, and other miscellaneous items.
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
Cash Flows
Cash provided by operating activities was $2.1 billion for the year ended December 31, 2024, compared to $1.8 billion for the year ended December 31, 2023. The increase was primarily due to higher net earnings and, to a lesser extent, net cash changes in operating assets and liabilities.
Cash used in investing activities was $837.5 million for the year ended December 31, 2024, compared to $946.0 million for the year ended December 31, 2023. The change was primarily associated with a $121.2 million decrease in investment purchases net of investment maturities. This was partially offset by increased capital expenditures of $32.9 million primarily related to costs associated with new restaurant development.
Cash used in financing activities was $1.1 billion for the year ended December 31, 2024, compared to $660.7 million for the year ended December 31, 2023. The change was primarily due to increased repurchases of common stock of $409.2 million.
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
Stock-based Compensation
We recognize compensation expense for equity awards over the requisite service period based on the award’s fair value. Under our stock incentive plans, we issue stock-only stock appreciation rights ("SOSARs"), restricted stock units ("RSUs"), and performance stock units ("PSUs"). We use the Black-Scholes valuation model to determine the fair value of our SOSARs, and we use the Monte Carlo simulation model to determine the fair value of PSUs that contain market conditions. Both of these models require assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility and the expected life assumptions are based on our historical data. Similarly, the compensation expense of performance share awards is based in part on the estimated probability of achieving levels of performance associated with particular levels of payout for performance shares. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, including but not limited to growth in restaurant cash flow dollars, average restaurant level operating margin, and growth in new restaurant openings, and different assumptions may have resulted in different conclusions regarding the probability of achieving future levels of performance relevant to the payout levels for the awards. If we change our estimates of stock price volatility or expected lives of our SOSARs, or if we change our assumptions regarding the probability of achieving future levels of performance with respect to performance share awards, our stock-based compensation expense and results of operations may be materially impacted.

Income Taxes
Our provision for income taxes, deferred tax assets and liabilities and any related valuation allowance requires the use of estimates based on our management’s interpretation and application of complex tax laws and accounting guidance. The majority of our income tax liability is incurred in the U.S. We establish reserves for uncertain tax positions for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the measurement and recognition of the item. We may adjust these reserves when our judgment changes as a result of the evaluation of new information not previously available and will be reflected in the period in which the new information is available, or due to the expiration of any applicable statute of limitations. While we believe that our reserves are adequate, issues raised by a tax authority may be resolved at an amount different than the related reserve and could materially increase or decrease our income tax provision in future periods.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Commodity Price Risks
We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices or based on changes in industry indices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility and supply continuity risks, and we follow industry news, trade tariffs, exchange rates, foreign demand, weather, geopolitical crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in guest resistance. We also could experience shortages of key ingredients for many unforeseen reasons, such as crop damage due to inclement weather, if our suppliers need to close or restrict operations, or due to industry-wide shipping and freight delays.
Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of December 31, 2024, we had $2.3 billion in cash and cash equivalents, current and long-term investments, and restricted cash, of which the substantial majority are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Chipotle Mexican Grill, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2025 expressed an unqualified opinion thereon.
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

Evaluation of stock-based compensation performance condition assumptions

Description of the Matter
The Company incurred $134.6 million in stock-based compensation expense during the year ended December 31, 2024. Approximately 3,649,000 of the Company’s vested and non-vested stock awards were subject to performance conditions during the year ended December 31, 2024. As described in Notes 1 and 8 of the consolidated financial statements, the Company records the grant date fair value of the performance stock awards and expenses the fair value of the performance stock awards subject to service conditions over the respective vesting period. Stock-based compensation expense of stock awards subject to performance conditions is based on the estimated probability of achieving levels of performance associated with particular levels of payout. Additionally, at each reporting period, the Company evaluates the probable outcome of the performance conditions including consideration of significant assumptions and as applicable, recognizes the cumulative effect of the change in estimate in the period of the change.

Auditing the estimated quantity of awards the Company determined are probable of vesting for the Company’s stock awards subject to performance conditions was complex and judgmental. In particular, the stock compensation expense is sensitive to significant assumptions including management’s internal estimates of the Company’s future performance. Those estimates are based on certain targets relating to growth in cumulative base restaurant cash flow dollars.

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

Our substantive audit procedures included, among others, testing the significant assumptions underlying the performance conditions (e.g., certain targets related to growth in cumulative base restaurant cash flow dollars) and testing the completeness and accuracy of the underlying data. We evaluated management’s significant assumptions by comparing the assumptions to current market and economic trends, historical results of the Company's business, and to other relevant factors. We additionally performed a sensitivity analysis of the significant assumptions to evaluate the change in the expense to be recognized for the stock awards subject to performance conditions. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Notes 1 and 8 of the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
Irvine, California
February 5, 2025

CHIPOTLE MEXICAN GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$748,537	$560,609
Accounts receivable, net	143,963	115,535
Inventory	48,942	39,309
Prepaid expenses and other current assets	97,538	117,462
Income tax receivable	67,229	52,960
Investments	674,378	734,838
Total current assets	1,780,587	1,620,713
Leasehold improvements, property and equipment, net	2,390,126	2,170,038
Long-term investments	868,025	564,488
Restricted cash	29,842	25,554
Operating lease assets	4,000,127	3,578,548
Other assets	113,728	63,082
Goodwill	21,939	21,939
Total assets	$9,204,374	$8,044,362
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$210,695	$197,646
Accrued payroll and benefits	261,913	227,537
Accrued liabilities	179,747	147,688
Unearned revenue	238,577	209,680
Current operating lease liabilities	277,836	248,074
Total current liabilities	1,168,768	1,030,625
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	4,262,782	3,803,551
Deferred income tax liabilities	46,208	89,109
Other liabilities	71,070	58,870
Total liabilities	5,548,828	4,982,155
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of December 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.01 par value, 11,500,000 shares authorized, 1,358,751 and 1,874,139 shares issued as of December 31, 2024 and December 31, 2023, respectively	13,586	18,741
Additional paid-in capital	2,078,010	1,937,794
Treasury stock, at cost, 0 and 502,843 common shares as of December 31, 2024 and December 31, 2023, respectively	-	(4,944,656)
Accumulated other comprehensive loss	(10,282)	(6,657)
Retained earnings	1,574,232	6,056,985
Total shareholders' equity	3,655,546	3,062,207
Total liabilities and shareholders' equity	$9,204,374	$8,044,362

See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Food and beverage revenue	$11,247,384	$9,804,124	$8,558,001
Delivery service revenue	66,469	67,525	76,651
Total revenue	11,313,853	9,871,649	8,634,652
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	3,374,516	2,912,564	2,602,245
Labor	2,789,789	2,440,982	2,197,958
Occupancy	563,374	503,264	460,425
Other operating costs	1,568,482	1,428,747	1,311,905
General and administrative expenses	697,483	633,584	564,191
Depreciation and amortization	335,030	319,394	286,826
Pre-opening costs	41,897	36,931	29,560
Impairment, closure costs, and asset disposals	26,949	38,370	21,139
Total operating expenses	9,397,520	8,313,836	7,474,249
Income from operations	1,916,333	1,557,813	1,160,403
Interest and other income, net	93,897	62,693	21,128
Income before income taxes	2,010,230	1,620,506	1,181,531
Provision for income taxes	476,120	391,769	282,430
Net income	$1,534,110	$1,228,737	$899,101
Earnings per share:
Basic	$1.12	$0.89	$0.65
Diluted	$1.11	$0.89	$0.64
Weighted-average common shares outstanding:
Basic	1,368,343	1,377,768	1,392,543
Diluted	1,376,555	1,385,500	1,403,077
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$(3,625)	$1,231	(2,534)
Comprehensive income	$1,530,485	$1,229,968	$896,567
See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2021	1,856,597	$18,566	$1,711,117	452,622	$(3,356,102)	$3,929,147	$(5,354)	$2,297,374
Stock-based compensation	-	-	99,821	-	-	-	-	99,821
Stock plan transactions and other	9,395	94	79	-	-	-	-	173
Repurchase of common stock	-	-	-	32,029	(925,912)	-	-	(925,912)
Net income	-	-	-	-	-	899,101	-	899,101
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(2,534)	(2,534)
Balance, December 31, 2022	1,865,992	18,660	1,811,017	484,651	(4,282,014)	4,828,248	(7,888)	2,368,023
Stock-based compensation	-	-	126,686	-	-	-	-	126,686
Stock plan transactions and other	8,147	81	91	-	-	-	-	172
Repurchase of common stock	-	-	-	18,192	(662,642)	-	-	(662,642)
Net income	-	-	-	-	-	1,228,737	-	1,228,737
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	1,231	1,231
Balance, December 31, 2023	1,874,139	18,741	1,937,794	502,843	(4,944,656)	6,056,985	(6,657)	3,062,207
Stock-based compensation	-	-	134,635	-	-	-	-	134,635
Stock plan transactions and other	6,284	62	5,581	-	-	-	-	5,643
Repurchase of common stock	(14,506)	(145)	-	4,323	(249,540)	(827,739)	-	(1,077,424)
Retirement of treasury stock	(507,166)	(5,072)	-	(507,166)	5,194,196	(5,189,124)	-	-
Net income	-	-	-	-	-	1,534,110	-	1,534,110
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(3,625)	(3,625)
Balance, December 31, 2024	1,358,751	$13,586	$2,078,010	$-	$-	$1,574,232	$(10,282)	$3,655,546
See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2024	2023	2022
Operating activities
Net income	$1,534,110	$1,228,737	$899,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335,030	319,394	286,826
Deferred income tax provision	(42,937)	(9,505)	(43,195)
Impairment, closure costs, and asset disposals	24,582	37,025	20,738
Provision for credit losses	215	1,570	(760)
Stock-based compensation expense	131,730	124,016	98,030
Other	(3,472)	(13,080)	(16,202)
Changes in operating assets and liabilities:
Accounts receivable	(29,274)	(11,216)	(14,026)
Inventory	(9,797)	(3,649)	(3,011)
Prepaid expenses and other current assets	9,244	(39,211)	(14,660)
Operating lease assets	285,587	254,241	234,273
Other assets	(17,690)	4,204	(346)
Accounts payable	8,467	5,313	18,208
Accrued payroll and benefits	34,857	57,048	9,864
Accrued liabilities	27,284	3,188	(27,964)
Unearned revenue	46,139	35,685	33,374
Income tax payable/receivable	(14,363)	(5,237)	46,262
Operating lease liabilities	(217,894)	(214,477)	(207,186)
Other long-term liabilities	3,258	9,431	3,853
Net cash provided by operating activities	2,105,076	1,783,477	1,323,179
Investing activities
Purchases of leasehold improvements, property and equipment	(593,603)	(560,731)	(479,164)
Purchases of investments	(986,673)	(1,115,131)	(614,416)
Maturities of investments	722,637	729,853	263,548
Proceeds from sale of equipment	20,113	-	-
Net cash used in investing activities	(837,526)	(946,009)	(830,032)
Financing activities
Repurchase of common stock	(1,001,559)	(592,349)	(830,140)
Tax withholding on stock-based compensation awards	(74,229)	(69,146)	(98,970)
Other financing activities	2,089	843	(294)
Net cash used in financing activities	(1,073,699)	(660,652)	(929,404)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,635)	381	(1,007)
Net change in cash, cash equivalents, and restricted cash	192,216	177,197	(437,264)
Cash, cash equivalents, and restricted cash at beginning of year	586,163	408,966	846,230
Cash, cash equivalents, and restricted cash at end of year	$778,379	$586,163	$408,966
Supplemental disclosures of cash flow information
Income taxes paid	$532,862	$400,229	$275,796
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$82,636	$76,415	$72,021
Repurchase of common stock accrued in accounts payable and accrued liabilities	$7,279	$5,643	$4,497
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
We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of December 31, 2024, we operated 3,726 restaurants including 3,644 Chipotle restaurants within the United States, and 82 international Chipotle restaurants. Additionally, we had three international licensed restaurants. We manage our U.S. operations based on ten regions and aggregate our operations to one reportable segment. Additional details on the nature of our business and our reportable operating segment are included in Note 14. "Segment Reporting".
On June 26, 2024, we effected a 50-for-1 stock split of our common stock and proportionately increased the number of authorized shares of common stock. All share and per share information, including share-based compensation, throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the additional shares issued in the stock split was reclassified from capital in excess of par value to common stock. In the second quarter of 2024 we retired all treasury stock owned, which was recognized as a deduction from common stock for the shares' par value and the excess of cost over par as a deduction from retained earnings. All shares of common stock that we repurchase are immediately retired and not held as treasury stock.
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
Accounts Receivable
Accounts receivable primarily consists of receivables from third party gift card distributors, delivery partners, interest receivable, insurance liabilities covered by third-party insurance carriers and vendor rebates.

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
As of December 31, 2024 and 2023, our allowance for credit losses was $2,953 and $2,742, respectively.
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
Our held-to-maturity investments are comprised of U.S. Treasury securities and corporate debt securities, which are held at amortized cost. We also have investments in notes receivable. Convertible notes are held at fair value.
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
Leasehold Improvements, Property and Equipment
Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized. During the years ended December 31, 2024, 2023 and 2022, we capitalized $17,624, $15,385, and $12,695 of internal costs, respectively. Expenditures for refurbishments and improvements that significantly add to the productivity capacity or extend the useful life are capitalized, while expenditures for maintenance and repairs are expensed as incurred.
Capitalized software includes the costs of developing or obtaining internal-use software, such as external direct costs of materials and services, payroll and benefits costs, additional functionality, and costs to develop or obtain software that allows for access or conversion of historical data by new systems. We capitalize costs when the preliminary project stage is complete, management has authorized and committed to funding the software project, it is probable that the software project will be completed, and it is probable that the software will be used to perform the intended function.
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes option periods that are reasonably certain, or the estimated useful lives of the assets.
Upon retirement or disposal of assets, asset cost and accumulated depreciation are derecognized and any related gain or loss is reflected in impairment, closure costs, and asset disposals in the consolidated statements of income and comprehensive income. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.
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
Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for lease payments made at or before the lease commencement date, initial direct costs, lease incentives, and impairment of operating lease assets. For operating leases, operating lease assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability. Additionally, tenant incentives used to fund leasehold improvements are generally recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the operating lease asset as reductions of expense over the lease term.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have not entered into any leases with related parties.
Goodwill
Goodwill is not subject to amortization, but instead is tested for impairment annually in the fourth quarter, or more frequently when impairment indicators are present, and we are required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. No impairment charges were recognized on goodwill for the years ended December 31, 2024, 2023 and 2022.
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
Revenue Recognition
We generally recognize revenue, net of discounts and incentives, when payment is tendered at the point of sale. We report revenue net of sales-related taxes collected from guests and remitted to governmental taxing authorities. Food and beverage revenue primarily relates to the sale of food and beverages. Delivery service revenue is comprised of delivery and related service fees charged to guests on sales made through Chipotle’s app and website.
Delivery
Delivery services are fulfilled by third-party service providers. In some cases, we make delivery sales through our website Chipotle.com or the Chipotle App (“White Label Sales”). In other cases, we make delivery sales through a non-Chipotle owned channel, such as the delivery partner’s website or mobile app (“Marketplace Sales”). With respect to White Label Sales, we control the delivery services and generally recognize revenue, including delivery fees, when the delivery partner transfers food to the guest. For these sales, we receive payment directly from the guest at the time of sale. With respect to Marketplace Sales, we generally recognize revenue, excluding delivery fees collected by the delivery partner, when control of the food is transferred to the guest. We receive payment from the delivery partner subsequent to the transfer of food and the payment terms are short-term in nature.
Gift Cards
We sell gift cards, which do not have expiration dates and we do not deduct non-usage fees from outstanding gift card balances. Gift card balances are initially recorded as unearned revenue. We recognize revenue from gift cards when the gift card is redeemed by the guest. Historically, the majority of gift cards are redeemed within one year. In addition, a portion of gift cards are not expected to be redeemed and will be recognized as breakage over time in proportion to gift card redemptions. The gift card breakage rate is based on company and program specific information, including historical redemption patterns, and expected remittance to government agencies under unclaimed property laws, if applicable. We evaluate our gift card breakage rate estimate annually, or more frequently as circumstances warrant, and apply that rate to gift card redemptions. Gift card liability balances are typically highest at the end of each calendar year following increased gift card sales during the holiday season; accordingly, revenue recognized from gift card liability balances is highest in the first quarter of each calendar year.

Chipotle Rewards
We have a loyalty program called Chipotle Rewards. Guests who enroll in the program generally earn points for every dollar spent.
We may also periodically offer promotions, which typically provide the guest with the opportunity to earn bonus points or other rewards. Guests may redeem earned points for various rewards, which are primarily comprised of free food and beverage items. Earned rewards generally expire one month to two months after they are issued, and points generally expire if an account is inactive for a period of six months.
We defer revenue associated with the estimated selling price of points or rewards earned by guests as each point or reward is earned, net of points or rewards we do not expect to be redeemed. The estimated selling price of each point or reward earned is based on the estimated value of the product for which the reward is expected to be redeemed. Our estimate of points and rewards we expect to be redeemed is based on historical and other company specific data. The costs associated with rewards redeemed are primarily included in food, beverage, and packaging on our consolidated statements of income and comprehensive income.
We evaluate Chipotle Rewards point breakage annually, or more frequently as circumstances warrant.
We recognize revenue associated with Chipotle Rewards within food and beverage revenue on the consolidated statements of income and comprehensive income when a guest redeems an earned reward. Deferred revenue associated with Chipotle Rewards is included in unearned revenue on our consolidated balance sheets.
Food, Beverage and Packaging Costs
Food, beverage and packaging costs include inventory, warehousing and related purchasing and distribution costs.
Other Operating Costs
Other operating costs include marketing and promotional costs, delivery expense, bank and credit card processing fees, restaurant utilities, technology costs, maintenance costs and other costs that directly support the operation and sales-related activities of our restaurants.
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
Advertising, Marketing and Promotional Costs
Advertising, marketing and promotional costs are expensed as incurred and totaled $286,044, $264,085 and $250,673 for the years ended December 31, 2024, 2023 and 2022, respectively. Advertising, marketing and promotional costs include costs related to free food which a guest does not need to make a purchase to earn. These costs are included in other operating costs on the consolidated statements of income and comprehensive income.
Stock-Based Compensation
RSUs and SOSARs generally vest equally on the second and third anniversaries of the grant date, and SOSARs expire after seven years. PSUs generally vest on the third anniversary of the grant date, depending on performance levels achieved relative to the target market and performance factors in each PSU agreement. Stock-based compensation expense is generally recognized on a straight-line basis for each separate vesting portion. The grant date fair value of RSUs is based on the closing price of Chipotle common stock on the award date. The grant date fair value of PSUs that contain only performance conditions is based on the closing price of Chipotle common stock on the award date, where the grant date fair value of PSUs that also contain market conditions consider the output of the Monte Carlo simulation in the grant date fair value, as applicable. The grant date fair value of SOSARs is determined using the Black-Scholes valuation model.

Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over 12 months which coincides with the service period required to earn the full award. We estimate forfeitures based on historical data when determining the amount of stock-based compensation costs to be recognized in each period. PSUs with performance or market vesting conditions generally vest based on our achievement versus stated targets or criteria over a three-year performance and service period. Performance goals are determined by the Board and include measures such as average restaurant operating margin, restaurant cash flow dollars, new restaurant unit growth, and total shareholder return relative to our peer group. Compensation expense on stock awards subject to performance conditions, which is based on the quantity of awards we have determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been met. Some stock-based compensation awards are made to employees involved in our new restaurant development activities, and expense for these awards is recognized as capitalized development and included in leasehold improvements, property and equipment, net, on the consolidated balance sheets.
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
Recently Issued Accounting Standards
Recently Adopted Accounting Pronouncement
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 14 "Segment Reporting" in the accompanying notes to the consolidated financial statements for further detail.

Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
In March 2024, the Securities and Exchange Commission ("SEC") issued its final climate disclosure rules. The rules require disclosure of climate-related information outside of the audited financial statements and disclosure in the footnotes addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates, if material. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC determined to voluntarily stay the effective date of the final rules pending certain legal challenges. We are currently evaluating the impact of adopting the new rules and continue to monitor the status of the related legal challenges.
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. We are currently evaluating the impact of adopting the new ASU on our consolidated financial statements and related disclosures.
We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.
2. Supplemental Balance Sheet Information
Prepaid expenses and other current assets were as follows:

	December 31,
	2024	2023
Prepaid expenses	$80,253	$97,670
Other current assets	17,285	19,792
Prepaid expenses and other current assets	$97,538	$117,462
Leasehold improvements, property and equipment, net were as follows:

	December 31,
	2024	2023
Land	$12,943	$12,943
Leasehold improvements and buildings	2,918,408	2,595,866
Furniture and fixtures	293,841	267,294
Equipment	1,221,290	1,114,236
Construction in Progress	192,945	161,721
Leasehold improvements, property and equipment, gross	4,639,427	4,152,060
Accumulated depreciation	(2,249,301)	(1,982,022)
Leasehold improvements, property and equipment, net	$2,390,126	$2,170,038

Accrued payroll and benefits were as follows:

	December 31,
	2024	2023
Workers' compensation liability	$35,242	$30,520
Accrued payroll, bonuses and taxes	195,660	170,251
Other accrued payroll and benefits	31,011	26,766
Accrued payroll and benefits	$261,913	$227,537
Accrued liabilities were as follows:

	December 31,
	2024	2023
Sales and use tax payable	$47,206	$42,071
General, product and automobile insurance reserves	34,404	30,169
Other accrued liabilities	98,137	75,448
Accrued liabilities	$179,747	$147,688
3. Revenue Recognition
Gift Cards
The gift card liability included in unearned revenue on the consolidated balance sheets was as follows:

	December 31,
	2024	2023
Gift card liability	$181,771	$164,930
Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Year ended December 31,
	2024	2023	2022
Revenue recognized from gift card liability balance at the beginning of the year	$80,067	$61,389	$59,175
Chipotle Rewards
Changes in our Chipotle Rewards liability included in unearned revenue on the consolidated balance sheets were as follows:

	Year ended December 31,
	2024	2023	2022
Chipotle Rewards liability, beginning balance	$44,750	$38,057	$25,572
Revenue deferred	164,986	135,490	121,406
Revenue recognized	(152,930)	(128,797)	(108,921)
Chipotle Rewards liability, ending balance	$56,806	$44,750	$38,057

4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.
The following tables show our cash, cash equivalents, and debt investments by significant investment category as of December 31, 2024 and 2023:

	December 31, 2024
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$95,969	$-	$-	$95,969	$95,969	$-	$-
Level 1
Money market funds	574,689	-	-	574,689	574,689	-	-
Time deposits	77,879	-	-	77,879	77,879	-	-
U.S. Treasury securities	1,404,777	4,831	693	1,408,915	-	635,392	769,385
Corporate debt securities	48,210	116	-	48,326	-	34,736	13,474
Subtotal	2,105,555	4,947	693	2,109,809	652,568	670,128	782,859
Level 3
Corporate debt security(1)	16,401	11	-	16,412	-	2,000	14,401
Notes receivable(2)	3,763	250	-	4,013	-	2,250	1,763
Subtotal	20,164	261	-	20,425	-	4,250	16,164
Total	$2,221,688	$5,208	$693	$2,226,203	$748,537	$674,378	$799,023

	December 31, 2023
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$128,458	$-	$-	$128,458	$128,458	$-	$-
Level 1
Money market funds	355,872	-	-	355,872	355,872	-	-
Time deposits	76,279	-	-	76,279	76,279	-	-
U.S. Treasury securities	1,200,658	4,352	4,083	1,200,927	-	731,339	469,319
Corporate debt securities	19,755	13	7	19,761	-	-	19,755
Subtotal	1,652,564	4,365	4,090	1,652,839	432,151	731,339	489,074
Level 3
Corporate debt security(1)	17,401	-	27	17,374	-	999	16,402
Notes receivable(2)	14,500	1,289	141	15,648	-	2,500	13,148
Subtotal	31,901	1,289	168	33,022	-	3,499	29,550
Total	$1,812,923	$5,654	$4,258	$1,814,319	$560,609	$734,838	$518,624
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
For the years ended December 31, 2024, 2023 and 2022, nonrecurring fair value measurements resulting in asset impairments were not material.
5. Equity Investments

	December 31,
	2024	2023
Equity method investments	$28,097	$8,896
Other investments	69,002	45,864
Total	$97,099	$54,760

Equity Method Investments
As of December 31, 2024, and December 31, 2023, we owned 6,487 and 4,325 shares of common stock of Tractor Beverages, Inc. (“Tractor”). As of December 31, 2024, our investment represents ownership of approximately 13.8% of Tractor, and we have invested total cash consideration of $14,872. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. There were no impairment charges for the years ended December 31, 2024, 2023 or 2022, associated with this equity method investment. The investment in common stock is included within other assets on the consolidated balance sheets with a carrying value of $18,097 and $8,896 as of December 31, 2024 and December 31, 2023, respectively. Refer to Note 13. “Related Party Transactions” for related party disclosures.
Other Investments
As of December 31, 2024, we held 5,819 shares of the Series B Preferred Stock of Hyphen. Hyphen is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of December 31, 2024, we have recognized a cumulative gain of $6,782 related to our investment in Hyphen. The investment is included within long-term investments on the consolidated balance sheet with a carrying value of $31,782 as of December 31, 2024.
As of December 31, 2024, we owned 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of December 31, 2024, we have recognized a cumulative gain of $5,968 related to our investment in Nuro due to observable transactions in prior periods. The investment is included within long-term investments on the consolidated balance sheets with a carrying value of $15,968 as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the consolidated balance sheets with a carrying value of $21,252 and $21,221 as of December 31, 2024 and December 31, 2023, respectively.
6. Income Taxes
Income before income taxes, classified by source of income, was as follows:

	Year ended December 31,
	2024	2023	2022
Domestic	$2,031,759	$1,637,756	$1,192,004
Foreign	(21,529)	(17,250)	(10,473)
Income before income taxes	$2,010,230	$1,620,506	$1,181,531

The components of the provision for income taxes were as follows:

	Year ended December 31,
	2024	2023	2022
Current tax:
U.S. Federal	$412,943	$314,757	$246,210
U.S. State and Local	104,478	85,355	79,041
Foreign	1,636	1,162	374
	519,057	401,274	325,625
Deferred tax:
U.S. Federal	(32,751)	(7,992)	(23,502)
U.S. State and Local	(10,195)	(1,532)	(19,940)
Foreign	(4,385)	(7,606)	3,771
	(47,331)	(17,130)	(39,671)
Valuation allowance	4,394	7,625	(3,524)
Provision for income taxes	$476,120	$391,769	$282,430
The effective tax rate differs from the statutory tax rates as follows:

	Year ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of related federal income tax benefit	3.7	4.0	3.8
Federal tax credits	(0.9)	(1.0)	(1.0)
Executive compensation disallowed	0.5	0.8	0.8
Valuation allowance	0.3	0.3	0.2
Uncertain tax position reserves	-	0.4	0.3
Other	0.2	0.2	0.6
Return to provision and other discrete items	(0.1)	(0.2)	(0.1)
Equity compensation related adjustments	(1.0)	(1.3)	(1.7)
Effective income tax rate	23.7%	24.2%	23.9%
The effective tax rate for the year ended December 31, 2024, was lower than the effective tax rate for the year ended December 31, 2023, primarily due to a decrease in nondeductible expenses and income tax reserves, partially offset by a reduction in excess tax benefits related to option exercises and equity vesting.

The components of the deferred income tax assets and liabilities for continuing operations were as follows:

	December 31,
	2024	2023
Deferred income tax liability:
Leasehold improvements, property and equipment, net	$262,692	$272,017
Goodwill and other assets	1,753	1,743
Operating lease assets	1,088,934	972,835
Total deferred income tax liability	1,353,379	1,246,595
Deferred income tax asset:
Gift card liability	19,087	18,101
Capitalized transaction costs	323	323
Stock-based compensation and other employee benefits	61,574	50,954
Foreign net operating loss carry-forwards	35,215	32,252
State credits	872	1,838
Operating lease liabilities	1,159,788	1,038,911
Allowances, reserves and other	26,105	12,870
Capitalized research costs	29,122	25,990
Prepaid assets and other	10,334	6,637
State net operating loss carry-forwards	3,867	4,332
Valuation allowance	(39,116)	(34,722)
Total deferred income tax asset	1,307,171	1,157,486
Deferred income tax liabilities	$46,208	$89,109
Gross foreign net operating losses (“NOLs”) were $165,085 and $149,891 as of December 31, 2024 and 2023, respectively. Our foreign NOLs can be carried forward indefinitely.
Gross state NOLs available across all jurisdictions in which we operate were $52,950 and $62,492 as of December 31, 2024 and 2023, respectively. Our state NOLs expire over varying intervals in the future.
We had gross valuation allowances against certain foreign deferred tax assets of $183,346 and $160,607 as of December 31, 2024 and 2023, respectively. The increase in the valuation allowances were primarily related to net operating losses of consolidated foreign subsidiaries.
Unrecognized Tax Benefits
A reconciliation of the unrecognized tax benefits was as follows:

	Year ended December 31,
	2024	2023	2022
Beginning of year	$16,488	$8,902	$5,262
Increase resulting from prior year tax positions	3,737	7,561	3,937
Decrease resulting from prior year tax positions	(3,748)	(295)	-
Increase resulting from current year tax positions	916	783	312
Settlements with taxing authorities	-	(6)	-
Lapsing of statutes of limitations	(505)	(457)	(609)
End of year	$16,888	$16,488	$8,902

Interest expense related to uncertain tax positions is recognized in interest and other income, net on the consolidated statements of income and comprehensive income. Penalties related to uncertain tax positions are recognized in provision for income taxes on the consolidated statements of income and comprehensive income. For the years ended December 31, 2024, 2023 and 2022, we recognized $1,441, $1,541 and $384, respectively, in interest expense related to uncertain tax positions. These are gross amounts before any tax benefits and are included in other liabilities on the consolidated balance sheets. As of December 31, 2024 and 2023, we have accrued interest of $2,959 and $2,026, respectively.
We were subject to an examination by the Internal Revenue Service (“IRS”) for our U.S. income tax returns for the tax year ended December 31, 2020. As a result of the examination, the IRS has issued an immaterial assessment of income taxes, interest, and penalties.
For the majority of states where we have a significant presence, we are no longer subject to tax examinations by tax authorities for tax years before 2020. Currently, we expect expirations of statutes of limitations, excluding indemnified amounts, on reserves of approximately $3,035 within the next twelve months.
It is reasonably possible the amount of the unrecognized benefit with respect to certain unrecognized positions could significantly increase or decrease within the next twelve months and would have an impact on net income.
7. Shareholders’ Equity
We have had a stock repurchase program in place since 2008. As of December 31, 2024, we had $1,028,342 authorized for repurchasing shares of our common stock, which includes $300,000 in additional authorizations approved by our Board of Directors on December 17, 2024. Prior to June 26, 2024, shares we repurchased were held in treasury stock until they were reissued or retired at the discretion of our Board of Directors. Beginning on June 26, 2024, all shares of common stock that we repurchase are immediately retired and not held as treasury stock.
During the second quarter of 2024, we retired 507,166 shares of its common stock that were being held as treasury stock. The retirement resulted in a reduction of $5,194,196 in treasury stock, $5,072 in the par value of common stock, and $5,189,124 in retained earnings.
During the years ended December 31, 2024, 2023 and 2022, shares of common stock at a total cost of $74,229, $69,146, and $98,970, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.
8. Stock-Based Compensation and Employee Benefit Plans
Pursuant to the 2022 Stock Incentive Plan, we grant stock options, SOSARs, RSUs, or PSUs to employees and non-employee directors. We issue shares of common stock upon the exercise of stock options and SOSARs, and the vesting of RSUs and PSUs.
We also have an employee stock purchase plan (“ESPP”), 401(k) Defined Contribution Plan, and a Deferred Compensation Plan.
Stock-Based Compensation
Under the 2022 Stock Incentive Plan, 121,571 shares of common stock have been authorized and reserved for issuance to eligible participants, of which 105,569 shares were authorized for issuance but not issued or subject to outstanding awards as of December 31, 2024. For purposes of calculating the available shares remaining, each share issuable pursuant to outstanding full value awards, such as RSUs and PSUs, count as two shares, and each share underlying a stock option or SOSAR count as one share.
On August 31, 2024 our now former CEO terminated employment with the company and forfeited all of his unvested equity awards, resulting in a reversal of expense of $27,863. In response to the CEO departure, we granted retention RSUs to key executives. These awards have various vesting terms, and will vest over one, two or three years. Total expense recognized for the retention RSUs for the year ended December 31, 2024 was $17,080. The impact of the CEO forfeiture and employee retention awards are reflected in the tables below.

Total stock-based compensation expense was as follows:

	Year ended December 31,
	2024	2023	2022
Stock-based compensation	$134,635	$126,686	$99,821
Stock-based compensation, net of income taxes	$109,996	$107,210	$84,928
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the consolidated balance sheets	$2,905	$2,670	$1,791
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the consolidated statements of income and comprehensive income	$23,419	$25,437	$24,689
SOSARs
A summary of SOSAR activity was as follows (in thousands, except years and per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	14,738	$26.05	4.4	$290,156
Granted	2,533	53.04
Exercised	(5,077)	21.83
Forfeited	(1,780)	38.56
Outstanding, December 31, 2024	10,414	32.53	4.2	289,373
Exercisable, December 31, 2024	4,152	22.88	2.6	155,371
Vested and expected to vest, December 31, 2024	9,997	32.07	4.1	282,450
The total intrinsic value of SOSARs exercised during the years ended December 31, 2024, 2023 and 2022, was $177,274, $142,830, and $77,124, respectively. Unrecognized stock-based compensation expense for SOSARs as of December 31, 2024 was $22,865 and is expected to be recognized over a weighted-average period of 1.5 years. SOSARs expire 7 years after the day they were granted.
The weighted-average assumptions utilized in the Black-Scholes option-pricing model to estimate the fair value of SOSARs granted each year were as follows:

	2024	2023	2022
Risk-free interest rate	4.2%	4.1%	2.1%
Expected life (years)	3.6	3.6	3.6
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	35.7%	36.4%	36.0%
Weighted-average Black-Scholes fair value per share at date of grant	$16.98	$10.60	$9.13
The risk-free interest rate is based on U.S. Treasury rates for instruments with similar terms, and the expected life assumption is based on our historical data. We have not paid dividends to date and do not plan to pay dividends in the near future. The volatility assumption is based on our historical data and implied volatility.

Non-Vested Stock Awards (RSUs)
A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2024	3,002	$32.08
Granted	2,615	53.67
Vested	(948)	31.96
Forfeited	(322)	39.58
Outstanding, December 31, 2024	4,347	44.54
Vested and expected to vest, December 31, 2024	3,919	44.21
The weighted-average grant date fair value per RSU granted during the years ended December 31, 2023 and 2022, was $33.32 and $31.19, respectively. Unrecognized stock-based compensation expense for non-vested RSU stock awards we have determined are probable of vesting was $88,093 as of December 31, 2024, and is expected to be recognized over a weighted-average period of 1.3 years. The fair value of shares earned as of the vesting date during the years ended December 31, 2024, 2023 and 2022, was $49,672, $39,464, and $33,959, respectively.
Non-Vested Performance Stock Awards (PSUs)
A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2024	2,794	$31.24
Granted	866	52.90
Vested	(777)	29.59
Forfeited	(838)	37.89
Outstanding, December 31, 2024	2,045	38.32
Vested and expected to vest, December 31, 2024*	3,649	37.78
*The vested and expected to vest total above represents outstanding base PSUs, adjusted for expected payout amounts in line with current and future estimated performance levels.
The weighted-average fair value per PSU granted during the years ended December 31, 2023 and 2022, was $32.14 and $31.39, respectively. The unrecognized stock-based compensation expense for non-vested PSU stock awards we have determined are probable of vesting was $50,157 as of December 31, 2024, and is expected to be recognized over a weighted-average period of 2.2 years. The fair value of shares earned as of the vesting date during the years ended December 31, 2024, 2023 and 2022, was $113,181, $110,794, and $177,293, respectively.
During the years ended December 31, 2024 and December 31, 2023, we awarded performance share awards that are subject to service, market, and performance vesting conditions. The quantity of shares that vest will range from 0% to 300% of the targeted number of shares based on performance factors related to restaurant cash flow dollars earned over three-year periods beginning on January 1, 2024 and January 1, 2023, and gross new restaurant openings over the same three-year periods. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3-year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the days of the grants.

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
Employee Stock Purchase Plan
We also offer an ESPP. Employees become eligible to participate in the program after one year of service with Chipotle and may contribute up to 15% of their earnings, subject to an annual maximum dollar amount. The ESPP provides a quarterly offering period to purchase our common stock at a price of 92.5% of the lower of the fair market value on the first and last trading days of each offering period. A total of 12,500 shares were authorized for issuance within the ESPP, of which 12,311 were available for issuance as of December 31, 2024. For the years ended December 31, 2024, 2023 and 2022, the number of shares issued under the ESPP were 78, 79, and 32, respectively.
Employee Benefit Plans
401(k) Defined Contribution Plan
We maintain the Chipotle Mexican Grill 401(k) Plan (“401(k) Plan”) for eligible U.S.-based employees. The 401(k) Plan allows participants to make cash contributions from payroll deductions. Employees become eligible to receive matching contributions after one year, and at least 1,000 hours, of service with Chipotle. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed each pay period (with an annual true-up) through cash contributions. For the years ended December 31, 2024, 2023 and 2022, matching contributions totaled approximately $16,523, $13,821, and $12,923, respectively, and are included in general and administrative expenses and labor dependent on employee classification on the consolidated statements of income and comprehensive income. Certain subsidiaries outside the U.S. also offer other similar benefits and are immaterial to the consolidated statements of income and comprehensive income.
Deferred Compensation Plan
We also maintain the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) for eligible employees. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total obligations under the Deferred Plan as of December 31, 2024 and 2023 were $36,509 and $27,178, respectively, and are included in other liabilities on the consolidated balance sheets and were fully funded as of December 31, 2024. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached.
The following table summarizes estimated current and long-term material cash requirements for our deferred compensation plan as of December 31, 2024:

	Payments Due by Fiscal Year
	Total	2025	2026-2027	2028-2029	Thereafter
Deferred compensation(1)	$36,509	$7,172	$8,763	$8,055	$12,518
(1)Includes scheduled payments from our deferred compensation plan where payment dates are determinable for employed participants in accordance with the account’s election, and the assumption that active participants will retire at the age of 65 and begin distributions from their accounts at that time. This does not include future contributions, investment earnings, or future participants. Timing and amounts of payments may vary significantly.

9. Leases
The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (years)	13.9	13.7
Weighted-average discount rate	5.30%	5.10%
The components of lease cost were as follows:

		Year ended December 31,
	Classification	2024	2023	2022
Operating lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	$486,598	$436,313	$397,112
Short-term lease cost	Other operating costs	572	519	633
Variable lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	120,948	111,896	102,636
Sublease income	General and administrative expenses	(3,559)	(4,765)	(5,444)
Total lease cost		$604,559	$543,963	$494,937
Supplemental disclosures of cash flow information related to leases were as follows:

	Year ended December 31,
	2024	2023	2022
Cash paid for operating lease liabilities	$466,171	$421,591	$386,238
Operating lease assets obtained in exchange for operating lease liabilities	$692,684	$521,759	$425,243
Derecognition of operating lease assets due to terminations or impairment	$6,899	$6,862	$14,718
Maturities of lease liabilities were as follows as of December 31, 2024:

Operating Leases
2025	$464,795
2026	507,341
2027	499,428
2028	484,473
2029	467,981
Thereafter	4,133,853
Total lease payments	6,557,871
Less: imputed interest	2,017,253
Operating lease liabilities (Current and Long-Term)	$4,540,618
As of December 31, 2024, the total lease payments include $2,759,141 related to options to extend lease terms that are reasonably certain of being exercised and exclude approximately $646,462 of legally binding lease payments for leases signed but not yet commenced and $11,419 of future sublease income.

10. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share:

	Year ended December 31,
	2024	2023	2022
Net income	$1,534,110	$1,228,737	$899,101
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	1,368,343	1,377,768	1,392,543
Dilutive stock awards	8,212	7,732	10,534
Weighted-average number of common shares outstanding (for diluted calculation)	1,376,555	1,385,500	1,403,077
Basic earnings per share	$1.12	$0.89	$0.65
Diluted earnings per share	$1.11	$0.89	$0.64
The following stock awards were excluded from the calculation of diluted earnings per share:

	Year ended December 31,
	2024	2023	2022
Stock awards subject to performance conditions	2,179	2,517	2,701
Stock awards that were antidilutive	2,210	3,565	8,149
Total stock awards excluded from diluted earnings per share	4,389	6,082	10,850
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

Shareholder Actions
On November 11, 2024, Michael Stradford filed a complaint in the U.S. District Court for the Central District of California on behalf of a purported class of purchasers of shares of Chipotle common stock between February 8, 2024 and October 29, 2024. The complaint purports to state claims against Chipotle, former Chief Executive Officer Brian Niccol, and President and Chief Strategy Officer Jack Hartung, who served during the majority of the claimed class period as Chief Financial and Administrative Officer. The complaint asserts claims arising under Sections 10(b) and 20(a) of the Exchange Act and related rules and regulations, based on Chipotle’s alleged failure during the claimed class period to disclose that (1) Chipotle’s entrée portion sizes were inconsistent and allegedly left many guests dissatisfied; (2) in order to address the issue and retain guest loyalty, Chipotle would have to ensure more generous portion sizes, which would increase costs; and (3) as a result, the defendants’ statements about Chipotle's business, operations, and prospects were materially false and misleading. The complaint asserts that as a result, the market price of Chipotle’s stock was artificially inflated during the claimed class period. The complaint seeks damages on behalf of the purported class in an unspecified amount, interest, an award of reasonable costs and attorneys’ fees, and other relief as determined appropriate by the court.
On December 10, 2024, Anand Roy filed a shareholder derivative action in the U.S. District Court for the Central District of California alleging that the defendants, members of Chipotle’s Board of Directors and President and Chief Strategy Officer breached their fiduciary duties by making or allowing Chipotle to make allegedly false and misleading statements substantially the same as those alleged in the Stradford matter described above. The complaint further alleges that the defendants breached their fiduciary duties by causing Chipotle to repurchase stock at inflated prices and by engaging in improper insider sales of Chipotle stock. On December 17, 2024, Daniel Rodriguez filed a shareholder derivative action against the same defendants in the same court, making allegations substantially the same as those in the Roy complaint. Each of these actions purports to state a claim for damages on behalf of Chipotle and is based on statements in the company’s SEC filings and related public disclosures, and seeks damages, including punitive damages, in an unspecified amount as well as interest, an award of reasonable costs and attorneys’ fees, and other relief as determined appropriate by the court. On January 23, 2025, the Roy and Rodriguez actions were consolidated into a single derivative lawsuit captioned In re Chipotle Mexican Grill, Inc. Stockholder Derivative Litigation.
Chipotle intends to defend all of these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.
Accrual for Estimated Liability
In relation to various legal matters, we had an accrued legal liability balance of $19,465 and $7,640 included within accrued liabilities on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
12. Debt
As of December 31, 2024, we had a $500,000 revolving credit facility with JPMorgan Chase Bank (“JPMorgan”) as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.475%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of December 31, 2024 and December 31, 2023, respectively.
13. Related Party Transactions
As of December 31, 2024, we owned approximately 13.8% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to guests in our restaurants. During the years ended December 31, 2024, 2023 and 2022, purchases from the supplier were $49,323, $43,555, and $37,015, respectively.

We are an investor in Vebu Inc. (“Vebu”), a developer of restaurant automation technology. As we are a significant customer of Vebu and maintain board representation, we have determined that Vebu is a related party. Our investment, which is comprised of preferred shares, is accounted for as a non-marketable equity investment and is included within long-term investments on the consolidated balance sheet. During the years ended December 31, 2024, 2023 and 2022, purchases from Vebu were $957, $991, and $840, respectively.
14. Segment Reporting
Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker ("CODM"), manages our segments, evaluates financial results, and makes key operating decisions. We have one reportable operating segment: U.S.
The U.S. reportable operating segment is comprised of all ten operating segments located in the United States, which we have aggregated to a single operating segment in consideration of the aggregation criteria set forth in ASC 280. All other operating segments, which comprise our operations in Canada, Europe and international licensed restaurants do not meet the quantitative thresholds for determining reportable segments.
The U.S. reportable segment derives its revenue from company-owned restaurants located in the United States, which serve a relevant menu of burritos, burrito bowls (a burrito without the tortilla), quesadillas, tacos, and salads. No guest accounts for 10% or more of our revenues. The accounting policies of the U.S. reportable segment are the same as those described in Note 1. "Description of Business and Summary of Significant Accounting Policies". Our CODM uses income from operations to evaluate performance and make key operating decisions, such as deciding the rate at which we invest resources into the U.S segment versus other parts of the Company. The CODM is not provided asset information by reportable segment as asset information is provided to the CODM on a consolidated basis.

The following tables present selected financial information with respect to our single reportable segment:

	Year ended December 31,
U.S. segment	2024	2023	2022
Food and beverage revenue	$11,045,450	$9,652,976	$8,439,674
Delivery service revenue	66,282	67,393	76,536
U.S. segment total revenue	11,111,732	9,720,369	8,516,210

Reconciliation:
All other revenue(1)	202,121	151,280	118,442
Total consolidated revenue	$11,313,853	$9,871,649	$8,634,652

	Year ended December 31,
	2024	2023	2022
U.S. segment total revenue	$11,111,732	$9,720,369	$8,516,210

Less:
Food, beverage and packaging	3,299,295	2,853,651	2,556,657
Labor	2,741,590	2,402,964	2,168,994
Occupancy	548,688	491,757	450,684
Marketing	283,053	261,358	248,319
Other operating costs, excluding marketing	1,254,512	1,141,850	1,045,025
Depreciation and amortization	300,513	282,521	253,904
Other segment items(2)	55,482	64,150	48,019
U.S. segment income from operations	2,628,599	2,222,118	1,744,608

Reconciliation:
Corporate and other unallocated expenses(3)	709,426	657,134	574,572
Other loss from operations(4)	(2,840)	(7,171)	(9,633)
Interest and other income, net	93,897	62,693	21,128
Total consolidated income before income taxes	$2,010,230	$1,620,506	$1,181,531
(1)All other revenue represents sales within our company-owned stores in Canada, Europe and royalty revenue from our international licensed restaurants.
(2)Other segment items consist of pre-opening costs, impairment, closure costs, and asset disposals related to the U.S. segment.
(3)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment for reporting purposes including general and administrative expenses.
(4)Amounts reflect the net loss from operations related to our operations in Canada, Europe and international licensed restaurants.
The Company's long-lived tangible assets, including the Company's operating lease assets recognized on the consolidated balance sheets were located as follows:

	December 31,
	2024	2023
United States	6,247,406	5,637,230
International	142,847	111,356

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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended December 31, 2024 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chipotle Mexican Grill, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chipotle Mexican Grill, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 5, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Irvine, California
February 5, 2025

ITEM 9B. OTHER INFORMATION
Adoption or Termination of 10b5-1 Trading Plans
Except as disclosed below, no Section 16 officer or director, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 adopted modified or terminated a written trading plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act).
Scott Boatwright, our Chief Executive Officer, adopted a new written trading plan on December 6, 2024 for the sale of up to 247,050 shares of the Company’s common stock, subject to certain conditions, from March 5, 2025, at the earliest, until December 31, 2025, at the latest. This trading plan was adopted during an open trading window and complies with the Company’s Insider Trading Policy. Actual transactions will be disclosed in Section 16 filings made with the SEC in accordance with applicable securities laws, rules and regulations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the definitive proxy statement for our 2025 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2024.
Insider Trading Policy
Chipotle maintains an Insider Trading Policy that applies to members of our Board of Directors, our executive officers and all other employees who have access to material, nonpublic information regarding Chipotle. The Insider Trading Policy is filed as an exhibit to this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the definitive proxy statement for our 2025 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2024.
Our current and historical practice is to grant equity awards only during periods when our trading window for insiders is open pursuant to our Insider Trading Policy. The annual equity grant, including to our executive officers, usually occurs within one week after we publicly announce our financial results for the fourth quarter and full fiscal year and our interim equity grants during the year (for example, to newly hired or promoted employees) usually occurs within one week after we publicly announce our financial results for a financial quarter. In 2024, the Compensation, People and Culture Committee of our Board approved the annual grant of equity awards on February 9, 2024, which was the day the trading window for insiders opened after we announced our 2023 fourth quarter and full year financial results. We filed our 2023 Annual Report on Form 10-K with the SEC on February 7, 2024; however, our filing occurred after the SEC’s filing cutoff time and our 2023 Annual Report on Form 10-K received a filing date of February 8, 2024. As a result, the annual grant of equity awards to our named executive officers, including the grant of the SOSARs listed in the table below, occurred one business day after the filing of our 2023 Annual Report on Form 10-K with the SEC.

Name	Grant Date	Number of securities underly the award	Exercise price of the award ($/SH)	Grant date fair value of the award	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information
Brian Niccol	2/9/2024	476,800	$52.77	$8,048,384	(1.08)%
Jack Hartung	2/9/2024	154,000	$52.77	$2,599,520	(1.08)%
Curt Garner	2/9/2024	148,100	$52.77	$2,499,928	(1.08)%
Scott Boatwright	2/9/2024	118,500	$52.77	$2,002,800	(1.08)%
Chris Brandt	2/9/2024	56,300	$52.77	$950,592	(1.08)%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the definitive proxy statement for our 2025 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2024.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)

Equity Compensation Plans Approved by Security Holders	16,805,202	$32.53	117,879,513
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	16,805,202	$32.53	117,879,513
__________________
(1)Includes shares issuable in connection with awards with performance and market conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of SOSARs only.
(2)Includes 105,568,859 shares remaining available under the Chipotle Mexican Grill, Inc. 2022 Stock Incentive Plan, and 12,310,654 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2024, all of the shares available for grant under the Chipotle Mexican Grill, Inc. 2022 Stock Incentive Plan, may instead be issued in the form of restricted stock, restricted stock units, performance shares or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.
Additional information for this item is incorporated by reference from the definitive proxy statement for our 2025 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the definitive proxy statement for our 2025 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from the definitive proxy statement for our 2025 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2024.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. All Financial statements
The following consolidated financial statements filed as part of this report are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this 10-K:
•Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022;
•Consolidated Balance Sheets as of December 31, 2024 and 2023;
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022;
•Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022;
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
3. Exhibits

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. dated June 6, 2024	8-K	001-32731	June 7, 2024	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	June 1, 2023	3.1
4.2	Description of Chipotle Securities					X
10.1†	Change in Control Severance Plan, effective June 1, 2019	10-Q	001-32731	July 24, 2019	10.1
10.2†	Form of Participation and Restrictive Covenant Agreement for Change in Control Severance Plan	10-Q	001-32731	July 24, 2019	10.2
10.3†	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	8-K	001-32731	May 24, 2018	10.1
10.4†	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders	10-K	001-32731	March 17, 2006	10.6
10.5†	Form of Director and Officer Indemnification Agreement	8-K	001-32731	March 21, 2007	10.1
10.6†	Offer Letter, dated February 11, 2018, between Brian R. Niccol and Chipotle Mexican Grill, Inc.	8-K	001-32731	February 15, 2018	10.1
10.7†	Form of 2018 Stock Appreciation Rights Agreement	10-Q	001-32731	April 26, 2018	10.14
10.8	Revolving Credit Agreement dated April 13, 2021, among Chipotle Mexican Grill, Inc. and JPMorgan Chase Bank, N.A., Administrative Agent, and other lenders party to the Agreement, amended February 1, 2023	10-K	001-32731	February 7, 2024	10.10

10.9†	Form of 2020 Stock Appreciation Rights Agreement	10-K	001-32731	February 10, 2021	10.36
10.10†	Form of 2022 Restricted Stock Unit Agreement	10-Q	001-32731	April 28, 2022	10.1
10.11†	Form of 2022 Stock Appreciation Rights Agreement	10-Q	001-32731	April 28, 2022	10.2
10.12†	Form of 2022 Performance Share Agreement	10-Q	001-32731	April 28, 2022	10.3
10.13†	Form of 2022 Stock Option Agreement (Canada)	10-Q	001-32731	April 28, 2022	10.4
10.14†	Director Compensation Program and Stock Ownership Guidelines (Revised August 19, 2024)					X
10.15†	Chipotle Mexican Grill, Inc. 2022 Stock Incentive Plan	10-Q	001-32731	July 27, 2022	10.2
10.16†	Form of 2023 Restricted Stock Unit Agreement	10-Q	001-32731	April 27, 2023	10.1
10.17†	Form of 2023 Stock Appreciation Rights Agreement	10-Q	001-32731	April 27, 2023	10.2
10.18†	Form of 2023 Performance Share Agreement	10-Q	001-32731	April 27, 2023	10.3
10.19†	Form of 2023 Stock Option Agreement (Canada)	10-Q	001-32731	April 27, 2023	10.4
10.20†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan	10-Q	001-32731	October 27, 2023	10.1
10.21†	Supplemental Deferred Investment Plan	10-K	001-32731	February 9, 2023	10.33
10.22†	Executive Officer Severance Plan	10-K	001-32731	February 7, 2024	10.25
10.23†	Form of 2024 Restricted Stock Unit Agreement	10-Q	001-32731	April 25, 2024	10.1
10.24†	Form of 2024 Performance Share Unit Agreement	10-Q	001-32731	April 25, 2024	10.2
10.25†	Form on 2024 Stock Appreciation Rights Agreement	10-Q	001-32731	April 25, 2024	10.3
10.26†	Form of 2024 Option Agreement (Canada)	10-Q	001-32731	April 25, 2024	10.4
10.27†	Form of 2024 Retention Restricted Stock Unit Award Agreement for Interim CEO	10-Q	001-32731	October 29, 2024	10.1
10.28†	Form of 2024 Retention Restricted Stock Unit Award Agreement for President and Chief Strategy Officer	10-Q	001-32731	October 29, 2024	10.2
10.29†	Form of 2024 Retention Restricted Stock Unit Award Agreement for other Executive Officers	10-Q	001-32731	October 29, 2024	10.3
10.30†	Form of Incremental Restricted Stock Unit Award Agreement for Interim CEO	10-Q	001-32731	October 29, 2024	10.4
10.31†	Form of Incremental Restricted Stock Unit Award Agreement for CFO	10-Q	001-32731	October 29, 2024	10.5
19.1	Insider Trading Policy	-	-	-	-	X
21.1	Subsidiaries of Chipotle Mexican Grill, Inc.	-	-	-	-	X
23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X

31.2	Certification of Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
97.1†	Executive Compensation Recovery Policy	10-K	001-32731	February 7, 2024	97.1
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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
Date: February 5, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ SCOTT BOATWRIGHT	February 5, 2025	Chief Executive Officer (principal executive officer)
Scott Boatwright

/s/ ADAM RYMER	February 5, 2025	Chief Financial Officer (principal financial officer)
Adam Rymer

/s/ JAMIE MCCONNELL	February 5, 2025	Chief Accounting and Administrative Officer (principal accounting officer)
Jamie McConnell

/s/ SCOTT MAW	February 5, 2025	Chairman of the Board and Director
Scott Maw

/s/ ALBERT BALDOCCHI	February 5, 2025	Director
Albert S. Baldocchi

/s/ MATTHEW CAREY	February 5, 2025	Director
Matthew Carey

/s/ GREGG ENGLES	February 5, 2025	Director
Gregg Engles

/s/ PATRICIA FILI-KRUSHEL	February 5, 2025	Director
Patricia Fili-Krushel

/s/ LAURA FUENTES	February 5, 2025	Director
Laura Fuentes

/s/ MAURICIO GUTIERREZ	February 5, 2025	Director
Mauricio Gutierrez

/s/ ROBIN HICKENLOOPER	February 5, 2025	Director
Robin Hickenlooper

/s/ MARY WINSTON	February 5, 2025	Director
Mary Winston