Form 10-Q
period 2025-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2025-04-24
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 21, 2025, there were 1,347,364 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$725,597	$748,537
Accounts receivable, net	101,594	143,963
Inventory	41,387	48,942
Prepaid expenses and other current assets	103,945	97,538
Income tax receivable	-	67,229
Investments	689,125	674,378
Total current assets	1,661,648	1,780,587
Leasehold improvements, property and equipment, net	2,436,762	2,390,126
Long-term investments	701,056	868,025
Restricted cash	30,526	29,842
Operating lease assets	4,075,748	4,000,127
Other assets	116,415	113,728
Goodwill	21,939	21,939
Total assets	$9,044,094	$9,204,374
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$217,406	$210,695
Accrued payroll and benefits	154,429	261,913
Accrued liabilities	185,307	179,747
Unearned revenue	203,744	238,577
Current operating lease liabilities	284,505	277,836
Income tax payable	46,147	-
Total current liabilities	1,091,538	1,168,768
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	4,348,574	4,262,782
Deferred income tax liabilities	38,879	46,208
Other liabilities	74,231	71,070
Total liabilities	5,553,222	5,548,828
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.01 par value, 11,500,000 shares authorized, 1,349,790 and 1,358,751 shares issued as of March 31, 2025 and December 31, 2024, respectively	13,498	13,586
Additional paid-in capital	2,117,803	2,078,010
Accumulated other comprehensive loss	(9,847)	(10,282)
Retained earnings	1,369,418	1,574,232
Total shareholders' equity	3,490,872	3,655,546
Total liabilities and shareholders' equity	$9,044,094	$9,204,374
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2025	2024
Food and beverage revenue	$2,859,831	$2,684,447
Delivery service revenue	15,422	17,401
Total revenue	2,875,253	2,701,848
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	838,403	779,076
Labor	718,226	659,450
Occupancy	149,841	135,699
Other operating costs	415,161	385,773
General and administrative expenses	172,783	204,625
Depreciation and amortization	87,211	83,243
Pre-opening costs	8,210	7,211
Impairment, closure costs, and asset disposals	6,168	5,479
Total operating expenses	2,396,003	2,260,556
Income from operations	479,250	441,292
Interest and other income, net	22,253	19,364
Income before income taxes	501,503	460,656
Provision for income taxes	114,904	101,369
Net income	$386,599	$359,287
Earnings per share:
Basic	$0.29	$0.26
Diluted	$0.28	$0.26
Weighted-average common shares outstanding:
Basic	1,354,518	1,372,175
Diluted	1,360,719	1,381,162
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$435	$(1,293)
Comprehensive income	$387,034	$357,994
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	1,874,139	$18,741	$1,937,794	502,843	$(4,944,656)	$6,056,985	$(6,657)	$3,062,207
Stock-based compensation	-	-	36,681	-	-	-	-	36,681
Stock plan transactions and other	4,002	40	2,070	-	-	-	-	2,110
Repurchase of common stock	-	-	-	1,935	(97,663)	-	-	(97,663)
Net income	-	-	-	-	-	359,287	-	359,287
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(1,293)	(1,293)
Balance, March 31, 2024	1,878,141	$18,781	$1,976,545	504,778	$(5,042,319)	$6,416,272	$(7,950)	$3,361,329

Balance, December 31, 2024	1,358,751	$13,586	$2,078,010	-	$-	$1,574,232	$(10,282)	$3,655,546
Stock-based compensation	-	-	38,180	-	-	-	-	38,180
Stock plan transactions and other	1,835	20	1,613	-	-	-	-	1,633
Repurchase of common stock	(10,796)	(108)	-	-	-	(591,413)	-	(591,521)
Net income	-	-	-	-	-	386,599	-	386,599
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	435	435
Balance, March 31, 2025	1,349,790	$13,498	$2,117,803	-	$-	$1,369,418	$(9,847)	$3,490,872
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Operating activities
Net income	$386,599	$359,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,211	83,243
Deferred income tax provision	(7,329)	(4,890)
Impairment, closure costs, and asset disposals	6,018	4,209
Provision for credit losses	(1,294)	(412)
Stock-based compensation expense	37,601	36,003
Other	914	835
Changes in operating assets and liabilities:
Accounts receivable	43,239	26,146
Inventory	7,535	1,331
Prepaid expenses and other current assets	(9,748)	16,291
Operating lease assets	72,540	64,797
Other assets	61	1,561
Accounts payable	13,208	12,588
Accrued payroll and benefits	(107,013)	(85,289)
Accrued liabilities	(183)	25,322
Unearned revenue	(31,001)	(19,358)
Income tax payable/receivable	113,377	97,960
Operating lease liabilities	(55,662)	(51,537)
Other long-term liabilities	1,002	1,147
Net cash provided by operating activities	557,075	569,234
Investing activities
Purchases of leasehold improvements, property and equipment	(144,810)	(132,703)
Purchases of investments	(4,000)	(366,798)
Maturities of investments	154,889	198,462
Net cash provided by/(used in) investing activities	6,079	(301,039)
Financing activities
Repurchase of common stock	(553,796)	(27,005)
Tax withholding on stock-based compensation awards	(32,902)	(72,654)
Other financing activities	1,524	(415)
Net cash used in financing activities	(585,174)	(100,074)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(236)	(752)
Net change in cash, cash equivalents, and restricted cash	(22,256)	167,369
Cash, cash equivalents, and restricted cash at beginning of period	778,379	586,163
Cash, cash equivalents, and restricted cash at end of period	$756,123	$753,532
Supplemental disclosures of cash flow information
Income taxes paid	$8,754	$7,859
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$76,389	$64,207
Repurchase of common stock accrued in accounts payable and accrued liabilities	$12,102	$3,646
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
We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of March 31, 2025, we operated 3,781 restaurants including 3,697 Chipotle restaurants within the United States and 84 international Chipotle restaurants. Additionally, we had five international licensed restaurants. We manage our U.S. operations based on 11 regions and aggregate our operations to one reportable segment. Additional details on the nature of our business and our reportable operating segment are included in Note 14. "Segment Reporting".
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
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements, footnotes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2024.
2. Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. While we are still evaluating the impact of adopting the new ASU, we anticipate this guidance will result in a significant expansion our annual income tax disclosures.
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. We are currently evaluating the impact of adopting the new ASU on our disclosures.
We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.
3. Revenue Recognition
Gift Cards
The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	March 31, 2025	December 31, 2024
Gift card liability	$145,355	$181,771

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended March 31,
	2025	2024
Revenue recognized from gift card liability balance at the beginning of the year	$52,969	$44,812
Chipotle Rewards
Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended March 31,
	2025	2024
Chipotle Rewards liability, beginning balance	$56,806	$44,750
Revenue deferred	41,568	39,005
Revenue recognized	(39,985)	(36,431)
Chipotle Rewards liability, ending balance	$58,389	$47,324
4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.
The following tables show our cash, cash equivalents, and debt investments by significant investment category as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$87,596	$-	$-	$87,596	$87,596	$-	$-
Level 1
Money market funds	559,835	-	-	559,835	559,835	-	-
Time deposits	78,166	-	-	78,166	78,166	-	-
U.S. Treasury securities	1,248,831	5,471	27	1,254,275	-	636,185	612,646
Corporate debt securities	48,290	109	-	48,399	-	48,290	-
Subtotal	1,935,122	5,580	27	1,940,675	638,001	684,475	612,646
Level 3
Corporate debt security(1)	16,001	-	205	15,796	-	2,400	13,601
Notes receivable(2)	3,806	250	-	4,056	-	2,250	1,806
Subtotal	19,807	250	205	19,852	-	4,650	15,407
Total	$2,042,525	$5,830	$232	$2,048,123	$725,597	$689,125	$628,053

	December 31, 2024
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$95,969	$-	$-	$95,969	$95,969	$-	$-
Level 1
Money market funds	574,689	-	-	574,689	574,689	-	-
Time deposits	77,879	-	-	77,879	77,879	-	-
U.S. Treasury securities	1,404,777	4,831	693	1,408,915	-	635,392	769,385
Corporate debt securities	48,210	116	-	48,326	-	34,736	13,474
Subtotal	2,105,555	4,947	693	2,109,809	652,568	670,128	782,859
Level 3
Corporate debt security(1)	16,401	11	-	16,412	-	2,000	14,401
Notes receivable(2)	3,763	250	-	4,013	-	2,250	1,763
Subtotal	20,164	261	-	20,425	-	4,250	16,164
Total	$2,221,688	$5,208	$693	$2,226,203	$748,537	$674,378	$799,023
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
For the three months ended March 31, 2025 and 2024, nonrecurring fair value measurements resulting in asset impairments were not material.
5. Equity Investments
The following table summarizes our equity investments as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Equity method investments	$27,116	$28,097
Other investments	73,003	69,002
Total	$100,119	$97,099

Equity Method Investments
As of March 31, 2025 and December 31, 2024, we owned 6,487 shares of common stock of Tractor Beverages, Inc. (“Tractor”). As of March 31, 2025, our investment represents ownership of approximately 13.5% of Tractor, and we have invested total cash consideration of $14,872. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. There were no impairment charges for the three months ended March 31, 2025 or 2024, associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $17,129 and $18,097 as of March 31, 2025 and December 31, 2024, respectively. Refer to Note 13, "Related Party Transactions" for related party disclosures.
Other Investments
As of March 31, 2025, we held 5,819 shares of the Series B Preferred Stock of Hyphen. Hyphen is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of March 31, 2025, we have recognized a cumulative gain of $6,782 related to our investment in Hyphen. The investment is included within long-term investments on the condensed consolidated balance sheet with a carrying value of $31,782 as of March 31, 2025.
As of March 31, 2025, we owned 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of March 31, 2025, we have recognized a cumulative gain of $5,968 related to our investment in Nuro due to observable transactions in prior periods. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $15,968 as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $25,253 and $21,252 as of March 31, 2025 and December 31, 2024, respectively.
6. Shareholders’ Equity
We have had a stock repurchase program in place since 2008. During the three months ended March 31, 2025, we repurchased $553,686 of stock at an average price per share of $54.15. As of March 31, 2025, we had $874,655 authorized for repurchasing shares of our common stock, which includes $400,000 in additional authorizations approved by our Board of Directors on March 27, 2025. All shares of common stock that we repurchase are immediately retired and not held as treasury stock.
During the three months ended March 31, 2025 and 2024, shares of common stock at a total cost of $32,902 and $72,654, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

7. Stock-Based Compensation
Pursuant to the 2022 Stock Incentive Plan, we grant stock options, stock-only stock appreciation rights ("SOSARs"), restricted stock units ("RSUs"), and performance stock units ("PSUs") to employees and non-employee directors. SOSARs and RSUs generally vest in two equal installments on the second and third anniversary of the grant date. PSUs are subject to service, market and performance vesting conditions, and the quantity of shares that vest will range from 0% to 300% of the targeted number of shares.
In response to the departure of our former CEO in 2024, we granted retention RSUs to key executives. These awards have various vesting terms, and will vest over one, two or three years. During the three months ended March 31, 2025, total expense recognized for the retention RSUs was $11,877. The impact of these employee retention awards are reflected in the tables below.
Total stock-based compensation expense was as follows:

	Three months ended March 31,
	2025	2024
Stock-based compensation	$38,180	$36,681
Stock-based compensation, net of income taxes	$31,811	$31,286
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$579	$678
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$10,181	$13,255
.
SOSARs
A summary of SOSAR award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	10,414	$32.53	4.2	$289,373
Granted	2,013	57.27
Exercised	(590)	25.49
Forfeited	(70)	43.17
Outstanding, March 31, 2025	11,767	37.06	4.5	174,581
Exercisable, March 31, 2025	6,063	26.32	3.1	144,834
Vested and expected to vest, March 31, 2025	11,294	36.48	4.4	172,778

RSUs
A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2025	4,347	$44.54
Granted	1,137	57.27
Vested	(1,071)	31.92
Forfeited	(64)	47.15
Outstanding, March 31, 2025	4,349	50.94
Vested and expected to vest, March 31, 2025	3,856	50.79
PSUs
A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2025	2,045	$38.32
Granted	759	57.27
Vested	(411)	31.56
Forfeited	(224)	32.29
Outstanding, March 31, 2025	2,169	46.85
Vested and expected to vest, March 31, 2025*	3,589	40.54
*The vested and expected to vest total above represents outstanding base PSUs, adjusted for expected payout amounts in line with current and future estimated performance levels.
8. Income Taxes
The effective income tax rate for the three months ended March 31, 2025, was 22.9%, an increase from an effective income tax rate of 22.0% for the three months ended March 31, 2024. The increase was primarily driven by a reduction in tax benefits related to option exercises and equity vesting.
9. Leases
Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$126,666	$113,496
Operating lease assets obtained in exchange for operating lease liabilities	$145,333	$157,806
Derecognition of operating lease assets due to terminations or impairment	$353	$1,425

10. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
Net income	$386,599	$359,287
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	1,354,518	1,372,175
Dilutive stock awards	6,201	8,987
Weighted-average number of common shares outstanding (for diluted calculation)	1,360,719	1,381,162
Basic earnings per share	$0.29	$0.26
Diluted earnings per share	$0.28	$0.26
The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended March 31,
	2025	2024
Stock awards subject to performance conditions	1,859	2,466
Stock awards that were antidilutive	3,477	2,458
Total stock awards excluded from diluted earnings per share	5,336	4,924
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
Shareholder Actions
As reported in our previous SEC filing, Chipotle and several of its executive officers are defendants in Michael Stradford v. Chipotle et. al., a purported shareholder class action in the U.S. District Court for the Central District of California, alleging that statements and omissions by Chipotle regarding portion sizes were materially false and misleading, resulting in the market price of Chipotle’s stock being artificially inflated during the claimed class period. The case seeks damages on behalf of the purported class in an unspecified amount, interest, an award of reasonable costs and attorneys’ fees, and other relief as determined to be appropriate by the court.

Also as reported in our previous SEC filing, two shareholder derivative actions were filed in the U.S. District Court for the Central District of California alleging that members of Chipotle’s Board of Directors and one of its executive officers breached their fiduciary duties by making or allowing Chipotle to make the allegedly false and misleading statements that are the subject of the Stradford matter described above. The complaint further alleges that the defendants breached their fiduciary duties by causing Chipotle to repurchase stock at inflated prices and by engaging in improper insider sales of Chipotle stock. The shareholder derivative actions have been consolidated into a single lawsuit captioned In re Chipotle Mexican Grill, Inc. Stockholder Derivative Litigation, and seeks damages in an unspecified amount as well as interest, an award of reasonable costs and attorneys’ fees, and other relief as determined to be appropriate by the court.
Chipotle intends to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.
Accrual for Estimated Liability
In relation to various legal matters, we had an accrued legal liability balance of $21,231 and $19,465 included within accrued liabilities on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
12. Debt
As of March 31, 2025, we had a $500,000 revolving credit facility with JPMorgan Chase Bank as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.475%, which is subject to increase due to changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.175% per year for unused amounts under the credit facility, which also may increase due to changes in our total leverage ratio. Further, we are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a consolidated fixed charge coverage ratio of greater than 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of March 31, 2025 and December 31, 2024, respectively.
13. Related Party Transactions
As of March 31, 2025, we owned approximately 13.5% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to guests in our restaurants. During the three months ended March 31, 2025 and 2024, purchases from the supplier were $11,414 and $11,554, respectively.
We are an investor in Vebu Inc. (“Vebu”), a developer of restaurant automation technology. As we are a significant customer of Vebu and maintain board representation, we have determined that Vebu is a related party. Our investment, which is comprised of preferred shares, is accounted for as a non-marketable equity investment and is included within long-term investments on the condensed consolidated balance sheets. During the three months ended March 31, 2025 and 2024, purchases from Vebu were $1,734 and $0, respectively.
14. Segment Reporting
We have a single reportable segment, the U.S. segment, that is comprised of our operations in the United States. Segment information is prepared and managed on the same basis as described in our Annual Report on Form 10-K for the year ended December 31, 2024. Our CEO, who is our Chief Operating Decision Maker ("CODM"), does not evaluate asset information by reportable segment as asset information is provided to the CODM on a consolidated basis. Therefore, we do not disclose total assets by our reportable segment.

The following table presents selected financial information with respect to our single reportable segment:

	Three months ended March 31,
	2025	2024
Food and beverage revenue	$2,807,074	$2,640,397
Delivery service revenue	15,370	17,359
U.S. segment total revenue	2,822,444	2,657,756
Less:
Food, beverage and packaging	818,545	762,792
Labor	705,296	648,549
Occupancy	145,956	132,336
Marketing	85,887	77,078
Other operating costs, excluding marketing	321,324	301,469
Depreciation and amortization	79,491	73,917
Other segment items(1)	12,854	12,287
U.S. segment income from operations	653,091	649,328
Reconciliation:
Corporate and other unallocated expenses(2)	175,607	207,500
Other income/(loss) from operations(3)	1,766	(536)
Interest and other income, net	22,253	19,364
Total consolidated income before income taxes	$501,503	$460,656
(1)Other segment items consist of pre-opening costs, impairment, closure costs, and asset disposals related to the U.S. segment.
(2)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment for reporting purposes including general and administrative expenses.
(3)Amounts reflect the net income/(loss) from operations related to our operations in Canada, Europe and international licensed restaurants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements about the number of new restaurants we expect to open and the number with Chipotlanes, our expectation to generate positive cash flow for the foreseeable future, our expectations for utilization of cash flow from operations, our ability to manage prices, risks and volatility in our supply chain, our plans for continuing stock buybacks and the period of time during which our cash and short-term investment will fund our operations. We use words such as “anticipate”, “believe”, “could”, “should”, “may”, “approximately”, “estimate”, “expect”, “intend”, “project”, “target”, "goal" and similar terms and phrases, including references to assumptions, to identify forward-looking statements. The forward-looking statements in this report are based on currently available operating, financial and competitive information available to us as of the date of this filing and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including but not limited to: increasing wage inflation, including as a result of state or local regulations mandating higher minimum wages, and the competitive labor market, which impacts our ability to attract and retain qualified employees and has resulted in occasional staffing shortages; the impact of any union organizing efforts and our responses to such efforts; risks of food safety incidents and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential material failures, interruptions or outages; privacy and cyber security risks, including risk of breaches, unauthorized access, theft, modification, destruction or ransom of guest or employee personal or confidential information stored on our network or the network of third party providers; the impact of competition, including from sources outside the restaurant industry; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the costs and availability of suitable new restaurant sites, construction materials and contractors and restaurant equipment; the expected costs and risks related to our international expansion, including through licensed restaurants in the Middle East and Mexico; increases in ingredient and other operating costs due to inflation, global conflicts, severe weather and climate change, our Food with Integrity philosophy, tariffs or trade restrictions; intermittent supply shortages relating to our Food with Integrity philosophy, rapid expansion and supply chain disruptions; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in guests' perceptions of our brand, including as a result of negative publicity or social media posts, increased consumer uncertainty and decreased consumer spending (including as a result of higher inflation, mass layoffs, fear of possible recession and higher energy prices), or the inability to increase menu prices or realize the benefits of menu price increases; risks associated with our digital business, including risks arising from our reliance on third party delivery services and the IT infrastructure; litigation risks, including possible governmental actions and potential class action litigation related to food safety incidents, cybersecurity incidents, employment or privacy laws, advertising claims, contract disputes or other matters; and other risk factors described from time to time in our SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2024, and in other reports filed with the SEC, all of which are available on the investor relations page of our website at ir.Chipotle.com.
As of March 31, 2025, we owned 3,697 Chipotle restaurants throughout the United States and 84 international Chipotle restaurants. Additionally, we had five international licensed restaurants. We manage our U.S. operations based on 11 regions and aggregate our operations to one reportable segment.
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
First Quarter 2025 Financial Highlights, year-over-year:
•Total revenue increased 6.4% to $2.9 billion
•Comparable restaurant sales decreased 0.4%
•Diluted earnings per share was $0.28, a 7.7% increase from $0.26

Sales Trends. Comparable restaurant sales decreased 0.4% for the three months ended March 31, 2025. The decrease is attributable to lower transactions of 2.3% which is offset by a 1.9% increase in average check. Transactions have been impacted by both a slowdown in consumer spending, which has continued into April, as well as periods of inclement weather across the country. Comparable restaurant sales represent the change in period-over-period total revenue for restaurants in operation for at least 13 full calendar months. Digital sales represented 35.4% of total food and beverage revenue.
Restaurant Development. During the three months ended March 31, 2025, we opened 57 restaurants, which included 48 restaurants with a Chipotlane. We expect to open approximately 315 to 345 company-owned restaurants in 2025. We expect that at least 80% of our new company-owned restaurants will include a Chipotlane.
Licensing. During the three months ended March 31, 2025, two licensed restaurants were opened in the Middle East.
Restaurant Activity
The following table details company-owned restaurant unit data for the periods indicated.

	Three months ended March 31,
	2025	2024
Beginning of period	3,726	3,437
Chipotle openings	57	47
Chipotle permanent closures	(2)	(3)
Chipotle relocations	-	(2)
Total at end of period	3,781	3,479
The following table details licensed restaurant unit data for the periods indicated.

	Three months ended March 31,
	2025	2024
Beginning of period	3	-
Licensed restaurant openings	2	-
Total at end of period	5	-

Results of Operations
Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.
Revenue

	Three months ended March 31,		Percentage
	2025	2024	change

	(dollars in millions)
Food and beverage revenue	$2,859.8	$2,684.4	6.5%
Delivery service revenue	15.4	17.4	(11.4%)
Total revenue	$2,875.3	$2,701.8	6.4%
Average restaurant sales (1)	$3.186	$3.082	3.4%
Comparable restaurant sales increase/(decrease)	(0.4%)	7.0%
Transactions	(2.3%)	5.4%
Average check	1.9%	1.6%
Menu price increase	2.9%	2.7%
Check mix	(1.0%)	(1.1%)
(1)Average restaurant sales refers to the average trailing 12-month food and beverage revenue for restaurants in operation for at least 12 full calendar months.
The following is a summary of the change in restaurant sales for the period indicated:

Three months ended

(dollars in millions)
For the period ended March 31, 2024	$2,701.8
Change from:
Comparable restaurant sales	(16.3)
Restaurants not yet in comparable base opened in 2025	13.6
Restaurants not yet in comparable base opened in 2024	174.7
Other	1.5
For the period ended March 31, 2025	$2,875.3
Food, Beverage and Packaging Costs

	Three months ended March 31,		Percentage
	2025	2024	change

	(dollars in millions)
Food, beverage and packaging	$838.4	$779.1	7.6%
As a percentage of total revenue	29.2%	28.8%	0.4%
Food, beverage and packaging costs increased 0.4% as a percentage of total revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to inflation and higher usage across several ingredient costs, primarily avocados, dairy and chicken, as well as a protein mix shift from limited time offerings. This increase was partially offset by a 0.9% benefit from menu price increases in the prior year and, to a lesser extent, a benefit from recent supply chain initiatives.

We estimate that the tariffs enacted in April 2025 will increase food, beverage and packaging costs by about 50 basis points on an ongoing basis. Due to goods imported prior to the enactment of tariffs, we anticipate a 20 basis point increase in food, beverage and packaging costs during the second quarter of 2025 relating to tariffs.
Labor Costs

	Three months ended March 31,		Percentage
	2025	2024	change

	(dollars in millions)
Labor costs	$718.2	$659.5	8.9%
As a percentage of total revenue	25.0%	24.4%	0.6%
Labor costs increased 0.6% as a percentage of total revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to the impact from lower sales volumes, as a 0.7% benefit from menu price increases in the prior year was offset by restaurant wage inflation, including minimum wage increases for our restaurants in California.
Occupancy Costs

	Three months ended March 31,		Percentage
	2025	2024	change

	(dollars in millions)
Occupancy costs	$149.8	$135.7	10.4%
As a percentage of total revenue	5.2%	5.0%	0.2%
Occupancy costs increased 0.2% as a percentage of total revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due the impact from lower sales volumes, as a 0.1% benefit from menu price increases in the prior year was offset by expenses associated with new restaurants.
Other Operating Costs

	Three months ended March 31,		Percentage
	2025	2024	change

	(dollars in millions)
Other operating costs	$415.2	$385.8	7.6%
As a percentage of total revenue	14.4%	14.3%	0.1%
Other operating costs increased 0.1% as a percentage of total revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to the impact from lower sales volumes as a 0.3% benefit from menu price increases in the prior year more than offset the overall increase in costs, primarily associated with utilities and marketing and promotional activities.
General and Administrative Expenses

	Three months ended March 31,		Percentage
	2025	2024	change

	(dollars in millions)
General and administrative expenses	$172.8	$204.6	(15.6%)
As a percentage of total revenue	6.0%	7.6%	(1.6%)

The following is a summary of the change in general and administrative expense for the period indicated:

Three months ended

(dollars in millions)
For the period ended March 31, 2024	$204.6
Change from:
Conferences, primarily the biennial All Managers’ Conference	(17.5)
Legal contingencies	(12.4)
Stock-based compensation, net of retention awards	(11.1)
Performance bonuses	(6.5)
Outside services related to corporate initiatives	3.1
Wages	3.2
Stock-based compensation, retention awards	11.9
Other	(2.5)
For the period ended March 31, 2025	$172.8
Provision for Income Taxes

	Three months ended March 31,		Percentage
	2025	2024	change

	(dollars in millions)
Provision for income taxes	$114.9	$101.4	13.4%
Effective income tax rate	22.9%	22.0%	0.9%
The effective income tax rate increased 0.9% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in the effective tax rate for the three months ended March 31, 2025, was primarily driven by an 0.8% decrease in tax benefits related to option exercises and equity vesting.
Seasonality
Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and net income are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as unexpected publicity impacting our business in a positive or negative way, disease outbreak, epidemic or endemic, the impact of inflation on consumer spending, fluctuations in food or packaging costs, the timing of holidays, or the timing of menu price increases or promotional activities and other marketing initiatives. The number of trading days in a quarter can also affect our results, although, on an overall annual basis, changes in trading days do not have a significant impact.
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

Liquidity and Capital Resources
Cash and Investments
As of March 31, 2025, we had a cash and marketable investments balance of $2.0 billion, non-marketable investments of $88.4 million, and $30.5 million of restricted cash. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of March 31, 2025, $874.7 million remained available for repurchases of shares of our common stock, which includes the $400.0 million additional authorization approved by our Board of Directors on March 27, 2025. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.
Borrowing Capacity
As of March 31, 2025, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.
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
Cash Flows
Cash provided by operating activities was $557.1 million for the three months ended March 31, 2025, compared to $569.2 million for the three months ended March 31, 2024. The decrease was primarily due to net cash changes in operating assets and liabilities. This was partially offset by higher net earnings.
Cash provided by investing activities was $6.1 million for the three months ended March 31, 2025, compared to cash used in investing activities of $301.0 million for the three months ended March 31, 2024. The change was primarily associated with a $319.2 million decrease in investment purchases net of investment maturities. This was partially offset by increased capital expenditures of $12.1 million primarily related to costs associated with new restaurant development.
Cash used in financing activities was $585.2 million for the three months ended March 31, 2025, compared to $100.1 million for the three months ended March 31, 2024. The change was primarily due to increased repurchases of common stock of $526.8 million and, to a lesser extent, $39.8 million of lower payments of tax withholding related to stock-based compensation.
Critical Accounting Estimates
Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We had no significant changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Commodity Price Risks
We are exposed to commodity price risks. The prices of many of the ingredients we use to prepare our food, as well as our packaging materials, kitchen equipment, construction material and utilities to run our restaurants, are affected by the price of other commodities, exchange rates, trade tariffs, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices or based on changes in industry indices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase the number of suppliers and geographic locations for our ingredients, packaging, equipment, construction and utilities, which we believe can help mitigate pricing volatility and supply continuity risks, and we follow industry news, trade tariffs, exchange rates, foreign demand, weather, geopolitical crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in guest resistance. We also could experience shortages of key ingredients for many unforeseen reasons, such as crop damage due to inclement weather, if our suppliers need to close or restrict operations, or due to industry-wide shipping and freight delays.
Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of March 31, 2025, we had $2.1 billion in cash and cash equivalents, current and long-term investments, and restricted cash, of which the substantial majority are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended March 31, 2025 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 11. "Commitments and Contingencies" in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A. RISK FACTORS
For a description of risk factors that could impact our business, including risks and uncertainties related to consumer sentiment and changes in discretionary spending; potential increases in the costs of ingredients and restaurant equipment, including due to tariffs, trade sanctions or taxes; and macroeconomic and geopolitical conditions, see Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the first quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Purchased 1/1 through 1/31	3,430,595	$57.71	3,430,595	$830,370,151
Purchased 2/1 through 2/28	3,019,040	$55.10	3,019,040	$664,025,999
Purchased 3/1 through 3/31	3,775,128	$50.16	3,775,128	$874,655,308
Total	10,224,763	$54.15	10,224,763
(1)Shares were repurchased pursuant to repurchase programs announced on October 29, 2024.
(2)The March total includes $400 million in additional authorizations approved by our Board of Directors on March 27, 2025, and announced on April 23, 2025. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Adoption or Termination of 10b5-1 Trading Plans
During the quarter ended March 31, 2025, no Section 16 officer or director, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Form of 2025 Restricted Stock Unit Agreement	-	-	-	-	X
10.2†	Form of 2025 Performance Share Unit Agreement	-	-	-	-	X
10.3†	Form of 2025 Stock Appreciation Rights Agreement	-	-	-	-	X
10.4†	Form of 2025 Option Agreement (Canada)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X
†- Management contracts and compensatory plans or arrangements required to be filed as exhibits.

`

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
Date: April 23, 2025