Form 10-Q
period 2025-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2025-07-24
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 21, 2025, there were 1,340,885 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$844,524	$748,537
Accounts receivable, net	105,004	143,963
Inventory	40,402	48,942
Prepaid expenses and other current assets	96,506	97,538
Income tax receivable	80,721	67,229
Investments	701,968	674,378
Total current assets	1,869,125	1,780,587
Leasehold improvements, property and equipment, net	2,503,429	2,390,126
Long-term investments	518,680	868,025
Restricted cash	30,704	29,842
Operating lease assets	4,203,989	4,000,127
Other assets	120,928	113,728
Goodwill	21,939	21,939
Total assets	$9,268,794	$9,204,374
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$216,347	$210,695
Accrued payroll and benefits	236,947	261,913
Accrued liabilities	185,090	179,747
Unearned revenue	206,635	238,577
Current operating lease liabilities	287,252	277,836
Total current liabilities	1,132,271	1,168,768
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	4,493,334	4,262,782
Deferred income tax liabilities	36,297	46,208
Other liabilities	78,697	71,070
Total liabilities	5,740,599	5,548,828
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.01 par value, 11,500,000 shares authorized, 1,341,425 and 1,358,751 shares issued as of June 30, 2025 and December 31, 2024, respectively	13,414	13,586
Additional paid-in capital	2,157,080	2,078,010
Accumulated other comprehensive loss	(7,341)	(10,282)
Retained earnings	1,365,042	1,574,232
Total shareholders' equity	3,528,195	3,655,546
Total liabilities and shareholders' equity	$9,268,794	$9,204,374
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Food and beverage revenue	$3,047,754	$2,954,913	$5,907,585	$5,639,361
Delivery service revenue	15,639	18,204	31,061	35,605
Total revenue	3,063,393	2,973,117	5,938,646	5,674,966
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	885,989	873,673	1,724,392	1,652,749
Labor	756,261	716,627	1,474,487	1,376,077
Occupancy	154,250	138,663	304,091	274,362
Other operating costs	428,663	384,754	843,824	770,528
General and administrative expenses	172,151	175,028	344,934	379,653
Depreciation and amortization	90,945	83,562	178,156	166,805
Pre-opening costs	10,610	8,995	18,820	16,206
Impairment, closure costs, and asset disposals	5,467	5,762	11,635	11,241
Total operating expenses	2,504,336	2,387,064	4,900,339	4,647,621
Income from operations	559,057	586,053	1,038,307	1,027,345
Interest and other income, net	18,355	21,861	40,608	41,225
Income before income taxes	577,412	607,914	1,078,915	1,068,570
Provision for income taxes	141,285	152,243	256,189	253,612
Net income	$436,127	$455,671	$822,726	$814,958
Earnings per share:
Basic	$0.32	$0.33	$0.61	$0.59
Diluted	$0.32	$0.33	$0.61	$0.59
Weighted-average common shares outstanding:
Basic	1,344,955	1,372,800	1,349,737	1,372,488
Diluted	1,350,236	1,381,518	1,355,478	1,381,347
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$2,506	$(564)	$2,941	$(1,857)
Comprehensive income	$438,633	$455,107	$825,667	$813,101
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	1,874,139	$18,741	$1,937,794	502,843	$(4,944,656)	$6,056,985	$(6,657)	$3,062,207
Stock-based compensation	-	-	36,681	-	-	-	-	36,681
Stock plan transactions and other	4,002	40	2,070	-	-	-	-	2,110
Repurchase of common stock	-	-	-	1,935	(97,663)	-	-	(97,663)
Net income	-	-	-	-	-	359,287	-	359,287
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(1,293)	(1,293)
Balance, March 31, 2024	1,878,141	$18,781	$1,976,545	504,778	$(5,042,319)	$6,416,272	$(7,950)	$3,361,329
Stock-based compensation	-	-	46,160	-	-	-	-	46,160
Stock plan transactions and other	397	4	1,097	-	-	-	-	1,101
Repurchase of common stock	-	-	-	2,388	(151,877)	-	-	(151,877)
Retirement of treasury stock	(507,166)	(5,072)	-	(507,166)	5,194,196	(5,189,124)	-	-
Net income	-	-	-	-	-	455,671	-	455,671
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(564)	(564)
Balance, June 30, 2024	1,371,372	$13,713	$2,023,802	-	$-	$1,682,819	$(8,514)	$3,711,820

Balance, December 31, 2024	1,358,751	$13,586	$2,078,010	-	$-	$1,574,232	$(10,282)	$3,655,546
Stock-based compensation	-	-	38,180	-	-	-	-	38,180
Stock plan transactions and other	1,835	20	1,613	-	-	-	-	1,633
Repurchase of common stock	(10,796)	(108)	-	-	-	(591,413)	-	(591,521)
Net income	-	-	-	-	-	386,599	-	386,599
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	435	435
Balance, March 31, 2025	1,349,790	$13,498	$2,117,803	-	$-	$1,369,418	$(9,847)	$3,490,872
Stock-based compensation	-	-	37,959	-	-	-	-	37,959
Stock plan transactions and other	326	3	1,318	-	-	-	-	1,321
Repurchase of common stock	(8,691)	(87)	-	-	-	(440,503)	-	(440,590)
Net income	-	-	-	-	-	436,127	-	436,127
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	2,506	2,506
Balance, June 30, 2025	1,341,425	$13,414	$2,157,080	-	$-	$1,365,042	$(7,341)	$3,528,195
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2025	2024
Operating activities
Net income	$822,726	$814,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,156	166,805
Deferred income tax provision	(9,890)	(5,826)
Impairment, closure costs, and asset disposals	11,056	9,917
Provision for credit losses	(1,247)	(155)
Stock-based compensation expense	75,150	81,243
Other	7,622	4,511
Changes in operating assets and liabilities:
Accounts receivable	39,946	18,331
Inventory	8,493	3,763
Prepaid expenses and other current assets	(3,606)	20,348
Operating lease assets	150,957	135,881
Other assets	(362)	1,769
Accounts payable	12,360	7,802
Accrued payroll and benefits	(24,689)	(4,438)
Accrued liabilities	2,126	17,056
Unearned revenue	(25,555)	(22,260)
Income tax payable/receivable	(13,433)	(18,565)
Operating lease liabilities	(113,450)	(101,348)
Other long-term liabilities	2,042	2,020
Net cash provided by operating activities	1,118,402	1,131,812
Investing activities
Purchases of leasehold improvements, property and equipment	(305,395)	(273,193)
Purchases of investments	(6,500)	(738,434)
Maturities of investments	319,962	374,373
Net cash provided by/(used in) investing activities	8,067	(637,254)
Financing activities
Repurchase of common stock	(997,055)	(172,368)
Tax withholding on stock-based compensation awards	(33,319)	(73,011)
Other financing activities	1,540	(29)
Net cash used in financing activities	(1,028,834)	(245,408)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(786)	(1,121)
Net change in cash, cash equivalents, and restricted cash	96,849	248,029
Cash, cash equivalents, and restricted cash at beginning of period	778,379	586,163
Cash, cash equivalents, and restricted cash at end of period	$875,228	$834,192
Supplemental disclosures of cash flow information
Income taxes paid	$279,327	$277,427
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$75,585	$76,304
Repurchase of common stock accrued in accounts payable and accrued liabilities	$9,016	$9,803
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
We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of June 30, 2025, we operated 3,839 restaurants including 3,750 Chipotle restaurants within the United States and 89 international Chipotle restaurants. Additionally, we had five international licensed restaurants. We manage our U.S. operations based on 11 regions and aggregate our operations to one reportable segment. Additional details on the nature of our business and our reportable operating segment are included in Note 14. "Segment Reporting".
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
2. Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, and should be applied either prospectively or retrospectively. While we are still evaluating the impact of adopting the new ASU, we anticipate this guidance will result in a significant expansion of our annual income tax disclosures.
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
3. Revenue Recognition
Gift Cards
The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	June 30, 2025	December 31, 2024
Gift card liability	$144,763	$181,771
Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue recognized from gift card liability balance at the beginning of the year	$14,629	$12,385	$67,598	$57,197

Chipotle Rewards
Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Chipotle Rewards liability, beginning balance	$58,389	$47,324	$56,806	$44,750
Revenue deferred	45,690	41,227	87,258	80,232
Revenue recognized	(42,207)	(39,368)	(82,192)	(75,799)
Chipotle Rewards liability, ending balance	$61,872	$49,183	$61,872	$49,183
4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.
The following tables show our cash, cash equivalents, and debt investments by significant investment category:

	June 30, 2025
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$100,423	$-	$-	$100,423	$100,423	$-	$-
Level 1
Money market funds	665,643	-	-	665,643	665,643	-	-
Time deposits	78,458	-	-	78,458	78,458	-	-
U.S. Treasury securities	1,091,959	4,270	4	1,096,225	-	656,554	435,405
Corporate debt securities	38,368	74	-	38,442	-	38,368	-
Subtotal	1,874,428	4,344	4	1,878,768	744,101	694,922	435,405
Level 3
Corporate debt security(1)	15,601	-	3	15,598	-	2,800	12,801
Notes receivable(2)	3,852	394	-	4,246	-	4,246	-
Subtotal	19,453	394	3	19,844	-	7,046	12,801
Total	$1,994,304	$4,738	$7	$1,999,035	$844,524	$701,968	$448,206

	December 31, 2024
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$95,969	$-	$-	$95,969	$95,969	$-	$-
Level 1
Money market funds	574,689	-	-	574,689	574,689	-	-
Time deposits	77,879	-	-	77,879	77,879	-	-
U.S. Treasury securities	1,404,777	4,831	693	1,408,915	-	635,392	769,385
Corporate debt securities	48,210	116	-	48,326	-	34,736	13,474
Subtotal	2,105,555	4,947	693	2,109,809	652,568	670,128	782,859
Level 3
Corporate debt security(1)	16,401	11	-	16,412	-	2,000	14,401
Notes receivable(2)	3,763	250	-	4,013	-	2,250	1,763
Subtotal	20,164	261	-	20,425	-	4,250	16,164
Total	$2,221,688	$5,208	$693	$2,226,203	$748,537	$674,378	$799,023
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
For the six months ended June 30, 2025 and 2024, nonrecurring fair value measurements resulting in asset impairments were not material.
5. Equity Investments
The following table summarizes our equity investments:

	June 30, 2025	December 31, 2024
Equity method investments	$26,683	$28,097
Other investments	70,474	69,002
Total	$97,157	$97,099

Equity Method Investments
As of June 30, 2025 and December 31, 2024, we owned 6,487 shares of common stock of Tractor Beverages, Inc. (“Tractor”). As of June 30, 2025, our investment represents ownership of approximately 13.5% of Tractor, and we have invested total cash consideration of $14,872. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. As of June 30, 2025, there were no impairment charges associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $16,708 and $18,097 as of June 30, 2025 and December 31, 2024, respectively. Refer to Note 13, "Related Party Transactions" for related party disclosures.
Other Investments
As of June 30, 2025, we held 5,819 shares of the Series B Preferred Stock of Hyphen. Hyphen is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of June 30, 2025, we have recognized a cumulative gain of $6,782 related to our investment in Hyphen. The investment is included within long-term investments on the condensed consolidated balance sheet with a carrying value of $31,782 as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, we owned 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. In April 2025, Nuro announced a Series E financing round. With respect to our Series C Preferred Stock of Nuro, we concluded that the April 2025 transaction represented an observable price change in an orderly transaction for a similar investment of the same issuer. As a result, we recognized a loss of $6,168 for the three months ended June 30, 2025. As of June 30, 2025, we have recognized a cumulative net loss of $200 related to our investment in Nuro due to observable transactions. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $9,800 and $15,968 as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $28,892 and $21,252 as of June 30, 2025 and December 31, 2024, respectively.
6. Shareholders’ Equity
We have had a stock repurchase program in place since 2008. During the three and six months ended June 30, 2025, we repurchased $435,894 and $989,580 of stock at an average price per share of $50.16, and $52.32, respectively. As of June 30, 2025, we had $838,761 authorized for repurchasing shares of our common stock, which includes $400,000 in additional authorizations approved by our Board of Directors on June 10, 2025. All shares of common stock that we repurchase are immediately retired and not held as treasury stock.
During the six months ended June 30, 2025 and 2024, shares of common stock at a total cost of $33,319 and $73,011, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs.

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
In response to the departure of our former CEO in 2024, we granted retention RSUs to key executives. These awards have various vesting terms, and will vest over one, two or three years. During the six months ended June 30, 2025, total expense recognized for the retention RSUs was $24,090. The impact of these employee retention awards are reflected in the tables below.
Total stock-based compensation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock-based compensation	$37,959	$46,160	$76,139	$82,841
Stock-based compensation, net of income taxes	$31,725	$38,932	$63,536	$70,218
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$410	$920	$989	$1,598
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$1,406	$2,833	$11,587	$16,088
`
.
SOSARs
A summary of SOSAR award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	10,414	$32.53	4.2	$289,373
Granted	2,059	57.15
Exercised	(1,107)	26.33
Forfeited	(128)	45.16
Outstanding, June 30, 2025	11,238	37.51	4.3	202,108
Exercisable, June 30, 2025	5,634	26.33	2.9	161,788
Vested and expected to vest, June 30, 2025	10,842	36.99	4.2	200,289

RSUs
A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2025	4,347	$44.54
Granted	1,193	57.02
Vested	(1,127)	32.62
Forfeited	(139)	48.31
Outstanding, June 30, 2025	4,274	51.04
Vested and expected to vest, June 30, 2025	3,862	50.86
PSUs
A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2025	2,045	$38.32
Granted	759	57.27
Vested	(411)	31.56
Forfeited	(224)	32.29
Outstanding, June 30, 2025	2,169	46.85
Vested and expected to vest, June 30, 2025*	3,623	40.52
*The vested and expected to vest total above represents outstanding base PSUs, adjusted for expected payout amounts in line with current and future estimated performance levels.
8. Income Taxes
The effective income tax rate for the three months ended June 30, 2025, was 24.5%, a decrease from an effective income tax rate of 25.0% for the three months ended June 30, 2024. The decrease was primarily driven by lower non-deductible expenses, partially offset by a reduction in tax benefits related to option exercises and equity vesting.
The effective income tax rate for the six months ended June 30, 2025, was 23.7%, consistent with an effective income tax rate of 23.7% for the six months ended June 30, 2024. A reduction in tax benefits related to option exercises and equity vesting was offset primarily by a decrease in non-deductible expenses.

9. Leases
Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$127,994	$113,805	$254,660	$227,301
Operating lease assets obtained in exchange for operating lease liabilities	$193,832	$164,992	$339,165	$322,798
Derecognition of operating lease assets due to terminations or impairment	$467	$-	$820	$1,425
10. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$436,127	$455,671	$822,726	$814,958
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	1,344,955	1,372,800	1,349,737	1,372,488
Dilutive stock awards	5,281	8,718	5,741	8,859
Weighted-average number of common shares outstanding (for diluted calculation)	1,350,236	1,381,518	1,355,478	1,381,347
Basic earnings per share	$0.32	$0.33	$0.61	$0.59
Diluted earnings per share	$0.32	$0.33	$0.61	$0.59
The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock awards subject to performance conditions	3,969	2,819	3,723	2,642
Stock awards that were antidilutive	2,169	2,367	2,014	2,413
Total stock awards excluded from diluted earnings per share	6,138	5,186	5,737	5,055
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
Shareholder Actions
As reported in previous SEC filings, Chipotle and several of its executive officers are defendants in Michael Stradford v. Chipotle et. al., a purported shareholder class action in the U.S. District Court for the Central District of California, alleging that statements and omissions by Chipotle regarding portion sizes were materially false and misleading, resulting in the market price of Chipotle’s stock being artificially inflated during the claimed class period. On April 29, 2025, the lead plaintiff in the case, Lisa Tai, filed an amended complaint, pleading largely the same facts and alleged violations of law as the original Stradford complaint, adding additional factual allegations as well as allegations regarding purportedly improper insider trading by the individual defendants in the case. The case seeks damages on behalf of the purported class in an unspecified amount, interest, an award of reasonable costs and attorneys’ fees, and other relief as determined to be appropriate by the court.
Also as reported in previous SEC filings, two shareholder derivative actions were filed in the U.S. District Court for the Central District of California alleging that members of Chipotle’s Board of Directors and one of its executive officers breached their fiduciary duties by making or allowing Chipotle to make the allegedly false and misleading statements that are the subject of the Stradford matter described above. The complaint further alleges that the defendants breached their fiduciary duties by causing Chipotle to repurchase stock at inflated prices and by engaging in improper insider sales of Chipotle stock. The shareholder derivative actions have been consolidated into a single lawsuit captioned In re Chipotle Mexican Grill, Inc. Stockholder Derivative Litigation, and seeks damages in an unspecified amount as well as interest, an award of reasonable costs and attorneys’ fees, and other relief as determined to be appropriate by the court. The consolidated derivative action has been stayed pending a decision on the motion to dismiss that Chipotle filed in the Stradford action, which is in the briefing stage.
Chipotle intends to continue to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.
Accrual for Estimated Liability
In relation to various legal matters, we had an accrued legal liability balance of $16,316 and $19,465 included within accrued liabilities on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
12. Debt
On June 24, 2025, we terminated a $500,000 revolving credit facility with JPMorgan Chase Bank as administrative agent, which we did not borrow on over the period of which it was active, and entered into a new $500,000 revolving credit facility with JPMorgan Chase Bank as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.125%, which is subject to increase based on changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.115% per year for unused amounts under the credit facility, which also may increase based on changes in our total leverage ratio. We are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a minimum consolidated fixed charge coverage ratio of 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the new or former credit facility and were in compliance with all covenants as of June 30, 2025 and December 31, 2024, respectively.
13. Related Party Transactions
As of June 30, 2025, we owned approximately 13.5% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to guests in our restaurants. During the three months ended June 30, 2025 and 2024, purchases from the supplier were $13,568 and $13,412, respectively. During the six months ended June 30, 2025 and 2024, purchases from the supplier were $24,982 and $24,966, respectively.

We are an investor in Vebu Inc. (“Vebu”), a developer of restaurant automation technology. As we are a significant customer of Vebu and maintain board representation, we have determined that Vebu is a related party. Our investment, which is comprised of preferred shares, is accounted for as a non-marketable equity investment and is included within long-term investments on the condensed consolidated balance sheets. During the three months ended June 30, 2025 and 2024, purchases from Vebu were $1,175 and $0, respectively. During the six months ended June 30, 2025 and 2024, purchases from Vebu were $2,909 and $0, respectively.
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
The following table presents selected financial information with respect to our single reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Food and beverage revenue	$2,984,846	$2,902,839	$5,791,920	$5,543,236
Delivery service revenue	15,584	18,153	30,954	35,512
U.S. segment total revenue	3,000,430	2,920,992	5,822,874	5,578,748
Less:
Food, beverage and packaging	862,005	854,238	1,680,550	1,617,030
Labor	741,232	704,511	1,446,528	1,353,060
Occupancy	149,967	134,953	295,923	267,289
Marketing	83,044	62,761	168,931	139,839
Other operating costs, excluding marketing	336,679	314,474	658,003	615,943
Depreciation and amortization	82,684	74,226	162,175	148,143
Other segment items(1)	16,637	13,804	29,491	26,091
U.S. segment income from operations	728,182	762,025	1,381,273	1,411,353
Reconciliation:
Corporate and other unallocated expenses(2)	172,726	178,736	348,333	386,236
Other income from operations(3)	3,601	2,764	5,367	2,228
Interest and other income, net	18,355	21,861	40,608	41,225
Total consolidated income before income taxes	$577,412	$607,914	$1,078,915	$1,068,570
(1)Other segment items consist of pre-opening costs, impairment, closure costs, and asset disposals related to the U.S. segment.
(2)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment for reporting purposes including general and administrative expenses.
(3)Amounts reflect the net income from operations related to our operations in Canada, Europe and international licensed restaurants.

15. Subsequent Event
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. While we are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after June 30, 2025, it had no impact on our operating results for the three months and six months ended June 30, 2025.

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
As of June 30, 2025, we owned 3,750 Chipotle restaurants throughout the United States and 89 international Chipotle restaurants. Additionally, we had five international licensed restaurants. We manage our U.S. operations based on 11 regions and aggregate our operations to one reportable segment.
Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:
•Comparable restaurant sales
•Food, beverage, and packaging as a percentage of total revenue
•Labor as a percentage of total revenue
•Occupancy as a percentage of total revenue
•Other operating costs as a percentage of total revenue
•New restaurant openings
Second Quarter 2025 Financial Highlights, year-over-year:
•Total revenue increased 3.0% to $3.1 billion
•Comparable restaurant sales decreased 4.0%
•Diluted earnings per share was $0.32, a 3.0% decrease from $0.33

Sales Trends. Comparable restaurant sales decreased 4.0% for the three months ended June 30, 2025. The decrease is attributable to lower transactions of 4.9% which is offset by a 0.9% increase in average check. While transactions have been impacted by a slowdown in consumer spending, we exited the quarter with positive comps and positive transactions. Comparable restaurant sales represent the change in period-over-period total revenue for company-owned restaurants in operation for at least 13 full calendar months. Digital sales represented 35.5% of total food and beverage revenue. For 2025, management is anticipating about flat comparable restaurant sales.
Restaurant Development. During the three months ended June 30, 2025, we opened 61 restaurants, which included 47 restaurants with a Chipotlane. We expect to open approximately 315 to 345 company-owned restaurants in 2025. We expect that at least 80% of our new company-owned restaurants will include a Chipotlane.
Restaurant Activity
The following table details company-owned restaurant unit data for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning of period	3,781	3,479	3,726	3,437
Chipotle openings	61	52	118	99
Chipotle permanent closures	(2)	(1)	(4)	(4)
Chipotle relocations	(1)	-	(1)	(2)
Total at end of period	3,839	3,530	3,839	3,530
The following table details licensed restaurant unit data for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning of period	5	-	3	-
Licensed restaurant openings	-	1	2	1
Total at end of period	5	1	5	1

Results of Operations
Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.
Revenue

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$3,047.8	$2,954.9	3.1%	$5,907.6	$5,639.4	4.8%
Delivery service revenue	15.6	18.2	(14.1%)	31.1	35.6	(12.8%)
Total revenue	$3,063.4	$2,973.1	3.0%	$5,938.6	$5,675.0	4.6%
Average restaurant sales (1)	$3.142	$3.146	(0.1%)	$3.142	$3.146	(0.1%)
Comparable restaurant sales increase/(decrease)	(4.0%)	11.1%		(2.3%)	9.1%
Transactions	(4.9%)	8.7%		(3.7%)	7.1%
Average check	0.9%	2.4%		1.4%	2.0%
Menu price increase	1.9%	3.3%		2.4%	3.1%
Check mix	(1.0%)	(0.9%)		(1.0%)	(1.1%)
(1)Average restaurant sales refers to the average trailing 12-month food and beverage revenue for company-owned restaurants in operation for at least 12 full calendar months.
The following is a summary of the change in restaurant sales for the period indicated:

	Three months ended	Six months ended

	(dollars in millions)
For the period ended June 30, 2024	$2,973.1	$5,675.0
Change from:
Comparable restaurant sales	(126.5)	(142.7)
Restaurants not yet in comparable base opened in 2025	60.2	73.7
Restaurants not yet in comparable base opened in 2024	154.7	329.4
Other	1.9	3.2
For the period ended June 30, 2025	$3,063.4	$5,938.6
Food, Beverage and Packaging Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$886.0	$873.7	1.4%	$1,724.4	$1,652.7	4.3%
As a percentage of total revenue	28.9%	29.4%	(0.5%)	29.0%	29.1%	(0.1%)
Food, beverage and packaging costs decreased 0.5% as a percentage of total revenue for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a 0.6% benefit from menu price increases in the prior year and from cost of sales efficiencies. This decrease was partially offset by inflation across several ingredient costs, primarily steak and chicken.

Food, beverage and packaging costs decreased 0.1% as a percentage of total revenue for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a 0.7% benefit from menu price increases in the prior year and, to a lesser extent, from cost of sales efficiencies. This decrease was partially offset by higher usage or inflation across several ingredient costs, primarily chicken, avocados, dairy and steak.

We estimate that the tariffs enacted since April 2025 will increase food, beverage and packaging costs by about 50 basis points on an ongoing basis. Due to goods imported prior to the enactment of tariffs, we anticipate about a 40 basis point increase in food, beverage and packaging costs during the third quarter of 2025 relating to tariffs. These estimates could vary based on future tariff policy changes.
Labor Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Labor costs	$756.3	$716.6	5.5%	$1,474.5	$1,376.1	7.2%
As a percentage of total revenue	24.7%	24.1%	0.6%	24.8%	24.2%	0.6%
Labor costs increased 0.6% as a percentage of total revenue for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to the impact from lower sales volumes. A 0.5% benefit from menu price increases in the prior year and efficient management of labor more than offset wage inflation.
Labor costs increased 0.6% as a percentage of total revenue for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The increase was due to the impact from lower sales volumes, as a 0.6% benefit from menu price increases in the prior year was offset by restaurant wage inflation, including minimum wage increases for our restaurants in California.
Occupancy Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Occupancy costs	$154.3	$138.7	11.2%	$304.1	$274.4	10.8%
As a percentage of total revenue	5.0%	4.7%	0.3%	5.1%	4.8%	0.3%
Occupancy costs increased 0.3% as a percentage of total revenue for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The increase was due to the impact from lower sales volumes, as a 0.1% benefit from menu price increases in the prior year was offset by expenses associated with new restaurants.
Other Operating Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Other operating costs	$428.7	$384.8	11.4%	$843.8	$770.5	9.5%
As a percentage of total revenue	14.0%	12.9%	1.1%	14.2%	13.6%	0.6%
Other operating costs increased 1.1% as a percentage of total revenue for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to the impact from several items, primarily 0.6% of higher marketing and promotional activities and 0.2% of lower sales volumes. These were partially offset by 0.2% from the benefit of menu price increases in the prior year.
Other operating costs increased 0.6% as a percentage of total revenue for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to the impact from several items, primarily 0.4% of higher marketing and promotional activities and 0.2% of lower sales volumes. These were partially offset by 0.2% from the benefit of menu price increases in the prior year.

General and Administrative Expenses

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
General and administrative expenses	$172.2	$175.0	(1.6%)	$344.9	$379.7	(9.1%)
As a percentage of total revenue	5.6%	5.9%	(0.3%)	5.8%	6.7%	(0.9%)
The following is a summary of the change in general and administrative expense for the period indicated:

	Three months ended	Six months ended

	(dollars in millions)
For the period ended June 30, 2024	$175.0	$379.7
Change from:
Stock-based compensation, net of retention awards	(20.6)	(31.7)
Performance bonuses	(10.0)	(16.5)
Conferences, primarily the biennial All Managers’ Conference	1.5	(16.0)
Legal contingencies	(3.3)	(15.7)
Outside services related to corporate initiatives	4.3	7.4
Wages	4.4	7.7
Stock-based compensation, retention awards	12.2	24.1
Other	8.7	5.9
For the period ended June 30, 2025	$172.2	$344.9
Provision for Income Taxes

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Provision for income taxes	$141.3	$152.2	(7.2%)	$256.2	$253.6	1.0%
Effective income tax rate	24.5%	25.0%	(0.5%)	23.7%	23.7%	-%
The effective income tax rate decreased 0.5% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily driven by a 0.6% decrease in non-deductible expenses, partially offset by a 0.2% reduction in tax benefits related to option exercises and equity vesting.
The effective income tax rate remained flat for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The six months ended June 30, 2025 had a 0.4% reduction in tax benefits related to option exercises and equity vesting which was offset primarily by a 0.3% decrease in non-deductible expenses.
Seasonality
Seasonal factors cause our profitability to fluctuate from quarter to quarter. Historically, our average daily restaurant sales and net income are lower in the first and fourth quarters due, in part, to the holiday season and because fewer people eat out during periods of inclement weather (the winter months) than during periods of mild or warm weather (the spring, summer and fall months). Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as unexpected publicity impacting our business in a positive or negative way, disease outbreak, epidemic or endemic, the impact of inflation and consumer sentiment on consumer spending, fluctuations in food or packaging costs, the timing of holidays, or the timing of menu price increases or promotional activities and other marketing initiatives. The number of trading days in a quarter can also affect our results, although, on an overall annual basis, changes in trading days do not have a significant impact.

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
Liquidity and Capital Resources
Cash and Investments
As of June 30, 2025, we had a cash and marketable investments balance of $2.0 billion, non-marketable investments of $83.3 million, and $30.7 million of restricted cash. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of June 30, 2025, $838.8 million remained available for repurchases of shares of our common stock, which includes the $400.0 million additional authorization approved by our Board of Directors on June 10, 2025. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.
Borrowing Capacity
As of June 30, 2025, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.
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
Cash Flows
Cash provided by operating activities was $1.12 billion for the six months ended June 30, 2025, compared to $1.13 billion for the six months ended June 30, 2024. The decrease was primarily due to net cash changes in operating assets and liabilities. This was partially offset by higher net earnings.
Cash provided by investing activities was $8.1 million for the six months ended June 30, 2025, compared to cash used in investing activities of $637.3 million for the six months ended June 30, 2024. The change was primarily associated with a $677.5 million decrease in investment purchases net of investment maturities. This was partially offset by increased capital expenditures of $32.2 million primarily related to costs associated with new restaurant development.
Cash used in financing activities was $1.0 billion for the six months ended June 30, 2025, compared to $245.4 million for the six months ended June 30, 2024. The change was primarily due to increased repurchases of common stock of $824.7 million and, to a lesser extent, $39.7 million of lower payments of tax withholding related to stock-based compensation.
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
Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of June 30, 2025, we had $2.1 billion in cash and cash equivalents, current and long-term investments, and restricted cash, of which the substantial majority are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended June 30, 2025 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 11. "Commitments and Contingencies" in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A. RISK FACTORS
For a description of risk factors that could impact our business, including risks and uncertainties related to consumer sentiment and changes in discretionary spending; potential increases in the costs of ingredients and restaurant equipment, including due to tariffs, trade sanctions or taxes; competitor discounting; and macroeconomic and geopolitical conditions, see Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the second quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Purchased 4/1 through 4/30	3,611,700	$48.76	3,611,700	$698,562,270
Purchased 5/1 through 5/31	3,107,020	50.85	3,107,020	$540,566,615
Purchased 6/1 through 6/30	1,972,065	51.62	1,972,065	$838,761,338
Total	8,690,785	$50.16	8,690,785
(1)Shares were repurchased pursuant to repurchase programs announced on October 29, 2024 and December 17, 2024.
(2)The June total includes $400 million in additional authorizations approved by our Board of Directors on June 10, 2025, and announced on July 23, 2025. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Adoption or Termination of 10b5-1 Trading Plans
During the quarter ended June 30, 2025, no Section 16 officer or director, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Letter Agreement dated May 5, 2025, between Jack Hartung and Chipotle Mexican Grill, Inc.	8-K	001-32731	May 07, 2025	10.1
10.2	Revolving Credit Agreement dated June 24, 2025 among Chipotle Mexican Grill, Inc. and JPMorgan Chase Bank, N.A., Administrative Agent, and other lenders party to the Agreement	8-K	001-32731	June 27, 2025	10.1
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X
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
Date: July 23, 2025