Form 10-Q
period 2025-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2025-10-30
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 27, 2025, there were 1,322,278 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$698,743	$748,537
Accounts receivable, net	95,844	143,963
Inventory	46,436	48,942
Prepaid expenses and other current assets	100,542	97,538
Income tax receivable	109,684	67,229
Investments	722,531	674,378
Total current assets	1,773,780	1,780,587
Leasehold improvements, property and equipment, net	2,594,005	2,390,126
Long-term investments	347,694	868,025
Restricted cash	30,893	29,842
Operating lease assets	4,385,099	4,000,127
Other assets	128,438	113,728
Goodwill	21,939	21,939
Total assets	$9,281,848	$9,204,374
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$260,190	$210,695
Accrued payroll and benefits	193,156	261,913
Accrued liabilities	196,961	179,747
Unearned revenue	206,730	238,577
Current operating lease liabilities	293,027	277,836
Total current liabilities	1,150,064	1,168,768
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	4,687,090	4,262,782
Deferred income tax liabilities	140,480	46,208
Other liabilities	82,376	71,070
Total liabilities	6,060,010	5,548,828
Shareholders' equity:
Preferred stock, $0.01 par value, 600,000 shares authorized, no shares issued as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.01 par value, 11,500,000 shares authorized, 1,325,678 and 1,358,751 shares issued as of September 30, 2025 and December 31, 2024, respectively	13,257	13,586
Additional paid-in capital	2,177,774	2,078,010
Accumulated other comprehensive loss	(7,927)	(10,282)
Retained earnings	1,038,734	1,574,232
Total shareholders' equity	3,221,838	3,655,546
Total liabilities and shareholders' equity	$9,281,848	$9,204,374
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Food and beverage revenue	$2,989,255	$2,778,034	$8,896,840	$8,417,396
Delivery service revenue	14,189	15,542	45,250	51,147
Total revenue	3,003,444	2,793,576	8,942,090	8,468,543
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	902,445	855,515	2,626,837	2,508,264
Labor	756,669	696,847	2,231,156	2,072,924
Occupancy	158,314	142,570	462,405	416,932
Other operating costs	450,433	386,463	1,294,257	1,156,992
General and administrative expenses	146,742	126,614	491,676	506,267
Depreciation and amortization	90,524	84,349	268,680	251,154
Pre-opening costs	13,741	12,786	32,561	28,992
Impairment, closure costs, and asset disposals	7,404	15,176	19,039	26,417
Total operating expenses	2,526,272	2,320,320	7,426,611	6,967,942
Income from operations	477,172	473,256	1,515,479	1,500,601
Interest and other income, net	19,789	29,307	60,397	70,532
Income before income taxes	496,961	502,563	1,575,876	1,571,133
Provision for income taxes	114,858	115,175	371,047	368,787
Net income	$382,103	$387,388	$1,204,829	$1,202,346
Earnings per share:
Basic	$0.29	$0.28	$0.90	$0.88
Diluted	$0.29	$0.28	$0.89	$0.87
Weighted-average common shares outstanding:
Basic	1,335,000	1,367,038	1,344,824	1,370,671
Diluted	1,339,522	1,374,605	1,350,159	1,379,099
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$(586)	$1,074	$2,355	$(783)
Comprehensive income	$381,517	$388,462	$1,207,184	$1,201,563
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	1,874,139	$18,741	$1,937,794	502,843	$(4,944,656)	$6,056,985	$(6,657)	$3,062,207
Stock-based compensation	-	-	36,681	-	-	-	-	36,681
Stock plan transactions and other	4,002	40	2,070	-	-	-	-	2,110
Repurchase of common stock	-	-	-	1,935	(97,663)	-	-	(97,663)
Net income	-	-	-	-	-	359,287	-	359,287
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(1,293)	(1,293)
Balance, March 31, 2024	1,878,141	$18,781	$1,976,545	504,778	$(5,042,319)	$6,416,272	$(7,950)	$3,361,329
Stock-based compensation	-	-	46,160	-	-	-	-	46,160
Stock plan transactions and other	397	4	1,097	-	-	-	-	1,101
Repurchase of common stock	-	-	-	2,388	(151,877)	-	-	(151,877)
Retirement of treasury stock	(507,166)	(5,072)	-	(507,166)	5,194,196	(5,189,124)	-	-
Net income	-	-	-	-	-	455,671	-	455,671
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(564)	(564)
Balance, June 30, 2024	1,371,372	$13,713	$2,023,802	-	$-	$1,682,819	$(8,514)	$3,711,820
Stock-based compensation	-	-	5,262	-	-	-	-	5,262
Stock plan transactions and other	1,222	12	1,114	-	-	-	-	1,126
Repurchase of common stock	(8,955)	(90)	-	-	-	(492,682)	-	(492,772)
Net income	-	-	-	-	-	387,388	-	387,388
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	1,074	1,074
Balance, September 30, 2024	1,363,639	$13,635	$2,030,178	-	$-	$1,577,525	$(7,440)	$3,613,898

Balance, December 31, 2024	1,358,751	$13,586	$2,078,010	-	$-	$1,574,232	$(10,282)	$3,655,546
Stock-based compensation	-	-	38,180	-	-	-	-	38,180
Stock plan transactions and other	1,835	20	1,613	-	-	-	-	1,633
Repurchase of common stock	(10,796)	(108)	-	-	-	(591,413)	-	(591,521)
Net income	-	-	-	-	-	386,599	-	386,599
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	435	435
Balance, March 31, 2025	1,349,790	$13,498	$2,117,803	-	$-	$1,369,418	$(9,847)	$3,490,872
Stock-based compensation	-	-	37,959	-	-	-	-	37,959
Stock plan transactions and other	326	3	1,318	-	-	-	-	1,321
Repurchase of common stock	(8,691)	(87)	-	-	-	(440,503)	-	(440,590)
Net income	-	-	-	-	-	436,127	-	436,127
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	2,506	2,506
Balance, June 30, 2025	1,341,425	$13,414	$2,157,080	-	$-	$1,365,042	$(7,341)	$3,528,195
Stock-based compensation	-	-	19,195	-	-	-	-	19,195
Stock plan transactions and other	446	5	1,499	-	-	-	-	1,504
Repurchase of common stock	(16,193)	(162)	-	-	-	(708,411)	-	(708,573)
Net income						382,103		382,103
Other comprehensive income/(loss), net of income taxes							(586)	(586)
Balance, September 30, 2025	1,325,678	$13,257	$2,177,774	-	$-	$1,038,734	$(7,927)	$3,221,838
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024
Operating activities
Net income	$1,204,829	$1,202,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,680	251,154
Deferred income tax provision	94,285	(9,599)
Impairment, closure costs, and asset disposals	18,271	24,139
Provision for credit losses	(1,626)	(289)
Stock-based compensation expense	93,966	85,903
Other	7,571	2,459
Changes in operating assets and liabilities:
Accounts receivable	49,982	22,069
Inventory	2,408	(10,540)
Prepaid expenses and other current assets	(9,456)	21,944
Operating lease assets	235,619	211,172
Other assets	(4,487)	(17,990)
Accounts payable	29,304	22,290
Accrued payroll and benefits	(68,890)	(42,774)
Accrued liabilities	10,342	23,488
Unearned revenue	(23,514)	(22,745)
Income tax payable/receivable	(42,428)	(29,100)
Operating lease liabilities	(179,482)	(155,770)
Other long-term liabilities	2,708	149
Net cash provided by operating activities	1,688,082	1,578,306
Investing activities
Purchases of leasehold improvements, property and equipment	(468,881)	(420,718)
Purchases of investments	(15,719)	(828,846)
Maturities of investments	477,264	548,070
Net cash used in investing activities	(7,336)	(701,494)
Financing activities
Repurchase of common stock	(1,683,720)	(662,605)
Tax withholding on stock-based compensation awards	(48,558)	(73,349)
Other financing activities	2,976	990
Net cash used in financing activities	(1,729,302)	(734,964)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(187)	(1,495)
Net change in cash, cash equivalents, and restricted cash	(48,743)	140,353
Cash, cash equivalents, and restricted cash at beginning of period	778,379	586,163
Cash, cash equivalents, and restricted cash at end of period	$729,636	$726,516
Supplemental disclosures of cash flow information
Income taxes paid	$319,004	$408,553
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$101,478	$78,798
Repurchase of common stock accrued in accounts payable and accrued liabilities	$15,685	$12,000
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
We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of September 30, 2025, we operated 3,916 restaurants including 3,822 Chipotle restaurants within the United States and 94 international Chipotle restaurants. Additionally, we had seven international partner-operated restaurants. Partner-operated restaurants represent Chipotle restaurants over which Chipotle does not have a controlling financial interest and for which Chipotle does not directly manage day-to-day operations. This includes restaurants operated by third parties pursuant to license or franchise agreements and restaurants in which Chipotle holds a minority, non-controlling ownership interest. We manage our U.S. operations based on 11 regions and aggregate our operations to one reportable segment. Additional details on the nature of our business and our reportable operating segment are included in Note 14. "Segment Reporting".
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
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements for Internal-Use Software" to modernize the accounting guidance for the costs incurred to obtain or develop software for internal use. The ASU removes all the references to various stages of a software development project. Under the new guidance, public entities shall begin capitalizing software costs when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted, and can be applied on a prospective, retrospective, or modified prospective basis. We are currently evaluating the impact of adopting the new accounting guidance on our consolidated financial statements.
We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

3. Revenue Recognition
Gift Cards
The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	September 30, 2025	December 31, 2024
Gift card liability	$141,010	$181,771
Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue recognized from gift card liability balance at the beginning of the year	$8,237	$6,906	$75,835	$64,104
Chipotle Rewards
Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Chipotle Rewards liability, beginning balance	$61,872	$49,183	$56,806	$44,750
Revenue deferred	50,252	39,792	137,510	120,024
Revenue recognized	(48,401)	(39,500)	(130,593)	(115,299)
Chipotle Rewards liability, ending balance	$63,723	$49,475	$63,723	$49,475
Deferred Licensing Revenue
The deferred licensing revenue included in unearned revenue on the condensed consolidated balance sheets was as follows:

	September 30, 2025	December 31, 2024
Deferred licensing revenue	$1,997	$-
4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.

The following tables show our cash, cash equivalents, and debt investments by significant investment category:

	September 30, 2025
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$88,119	$-	$-	$88,119	$88,119	$-	$-
Level 1
Money market funds	531,867	-	-	531,867	531,867	-	-
Time deposits	78,757	-	-	78,757	78,757	-	-
U.S. Treasury securities	954,297	4,262	-	958,559	-	696,607	257,690
Corporate debt securities	18,432	44	-	18,476	-	18,432	-
Subtotal	1,583,353	4,306	-	1,587,659	610,624	715,039	257,690
Level 3
Corporate debt security(1)	15,201	40	-	15,241	-	3,200	12,001
Notes receivable(2)	3,898	394	-	4,292	-	4,292	-
Subtotal	19,099	434	-	19,533	-	7,492	12,001
Total	$1,690,571	$4,740	$-	$1,695,311	$698,743	$722,531	$269,691

	December 31, 2024
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$95,969	$-	$-	$95,969	$95,969	$-	$-
Level 1
Money market funds	574,689	-	-	574,689	574,689	-	-
Time deposits	77,879	-	-	77,879	77,879	-	-
U.S. Treasury securities	1,404,777	4,831	693	1,408,915	-	635,392	769,385
Corporate debt securities	48,210	116	-	48,326	-	34,736	13,474
Subtotal	2,105,555	4,947	693	2,109,809	652,568	670,128	782,859
Level 3
Corporate debt security(1)	16,401	11	-	16,412	-	2,000	14,401
Notes receivable(2)	3,763	250	-	4,013	-	2,250	1,763
Subtotal	20,164	261	-	20,425	-	4,250	16,164
Total	$2,221,688	$5,208	$693	$2,226,203	$748,537	$674,378	$799,023
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
For the nine months ended September 30, 2025 and 2024, nonrecurring fair value measurements resulting in asset impairments were not material.
5. Equity Investments
The following table summarizes our equity investments:

	September 30, 2025	December 31, 2024
Equity method investments	$28,737	$28,097
Other investments	78,003	69,002
Total	$106,740	$97,099
Equity Method Investments
As of September 30, 2025 and December 31, 2024, we owned 6,487 shares of common stock of Tractor Beverages, Inc. (“Tractor”). As of September 30, 2025, our investment represents ownership of approximately 13.5% of Tractor, and we have invested total cash consideration of $14,872. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. As of September 30, 2025, there were no impairment charges associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $16,504 and $18,097 as of September 30, 2025 and December 31, 2024, respectively. Refer to Note 13, "Related Party Transactions" for related party disclosures.
Other Investments
As of September 30, 2025, we held 5,819 shares of the Series B Preferred Stock of Hyphen. Hyphen is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of September 30, 2025, we have recognized a cumulative gain of $6,782 related to our investment in Hyphen. The investment is included within long-term investments on the condensed consolidated balance sheet with a carrying value of $31,782 as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, we owned 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of September 30, 2025, we have recognized a cumulative net loss of $200 related to our investment in Nuro due to observable transactions. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $9,800 and $15,968 as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $36,421 and $21,252 as of September 30, 2025 and December 31, 2024, respectively.
6. Shareholders’ Equity
We have had a stock repurchase program in place since 2008. During the three months ended September 30, 2025 and 2024, we repurchased $686,508 and $488,146 of stock at an average price per share of $42.39 and $54.55, respectively. During the nine months ended September 30, 2025 and 2024, we repurchased $1,676,088 and $664,512 of stock at an average price of $47.74 and $55.98, respectively. As of September 30, 2025, we had $652,254 authorized for repurchasing shares of our common stock, which includes $500,000 in additional authorizations approved by our Board of Directors on September 3, 2025. All shares of common stock that we repurchase are immediately retired and not held as treasury stock.

Shares of common stock are netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs. During the three months ended September 30, 2025 and 2024, these shares had a total cost of $15,239 and $338, respectively. During the nine months ended September 30, 2025 and 2024, these shares had a total cost of $48,558 and $73,349, respectively.
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
In response to the departure of our former CEO in August 2024, we granted retention RSUs to key executives. These awards have various vesting terms, and vest over one, two or three years from the grant date. During the nine months ended September 30, 2025 and 2024, total expense recognized for the retention RSUs was $32,148 and $5,134, respectively. The impact of these employee retention awards are reflected in the tables below.
Total stock-based compensation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock-based compensation	$19,195	$5,262	$95,334	$88,103
Stock-based compensation, net of income taxes	$15,383	$(1,058)	$78,919	$69,160
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$379	$602	$1,368	$2,200
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$(24)	$3,073	$11,563	$19,161
.
SOSARs
A summary of SOSAR award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	10,414	$32.53	4.2	$289,373
Granted	2,343	55.89
Exercised	(1,227)	26.33
Forfeited	(283)	47.56
Outstanding, September 30, 2025	11,247	37.70	4.1	80,915
Exercisable, September 30, 2025	5,669	26.48	2.6	72,083
Vested and expected to vest, September 30, 2025	10,922	37.25	4.0	80,681

RSUs
A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2025	4,347	$44.54
Granted	1,267	56.41
Vested	(1,840)	40.49
Forfeited	(235)	49.30
Outstanding, September 30, 2025	3,539	50.58
Vested and expected to vest, September 30, 2025	3,205	50.29
PSUs
A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2025	2,045	$38.32
Granted	759	57.27
Vested	(411)	31.56
Forfeited	(278)	34.94
Outstanding, September 30, 2025	2,115	46.88
Vested and expected to vest, September 30, 2025*	2,317	33.60
*The vested and expected to vest total above represents outstanding base PSUs, adjusted for expected payout amounts in line with current and future estimated performance levels.
8. Income Taxes
The effective income tax rate for the three months ended September 30, 2025, was 23.1%, an increase from an effective income tax rate of 22.9% for the three months ended September 30, 2024. The increase was primarily driven by a reduction in tax benefits related to option exercises and equity vesting, partially offset by lower non-deductible expenses. Additionally, for the three months ended September 30, 2024, we released certain income tax reserves, which did not similarly recur during the current period.
The effective income tax rate for the nine months ended September 30, 2025 and 2024, was 23.5%, and primarily differed from the 21% U.S. federal statutory income tax rate due to the effects of state income taxes and nondeductible expenses, partially offset by tax credits and the tax benefits on option exercises and equity vesting.
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The legislation’s enactment did not materially impact our financial statements.

9. Leases
Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$131,416	$117,424	$386,076	$344,725
Operating lease assets obtained in exchange for operating lease liabilities	$255,915	$247,977	$595,080	$570,775
Derecognition of operating lease assets due to terminations or impairment	$722	$110	$1,542	$1,535
10. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$382,103	$387,388	$1,204,829	$1,202,346
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	1,335,000	1,367,038	1,344,824	1,370,671
Dilutive stock awards	4,522	7,567	5,335	8,428
Weighted-average number of common shares outstanding (for diluted calculation)	1,339,522	1,374,605	1,350,159	1,379,099
Basic earnings per share	$0.29	$0.28	$0.90	$0.88
Diluted earnings per share	$0.29	$0.28	$0.89	$0.87
The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock awards subject to performance conditions	2,115	2,028	2,048	2,437
Stock awards that were antidilutive	4,234	2,346	3,893	2,390
Total stock awards excluded from diluted earnings per share	6,349	4,374	5,941	4,827
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
Also as reported in previous SEC filings, two shareholder derivative actions were filed in the U.S. District Court for the Central District of California alleging that members of Chipotle’s Board of Directors and one of its executive officers breached their fiduciary duties by making or allowing Chipotle to make the allegedly false and misleading statements that are the subject of the Stradford matter described above. The complaint further alleges that the defendants breached their fiduciary duties by causing Chipotle to repurchase stock at inflated prices and by engaging in improper insider sales of Chipotle stock. The shareholder derivative actions have been consolidated into a single lawsuit captioned In re Chipotle Mexican Grill, Inc. Stockholder Derivative Litigation, and seeks damages in an unspecified amount as well as interest, an award of reasonable costs and attorneys’ fees, and other relief as determined to be appropriate by the court. The consolidated derivative action has been stayed pending a decision on the motion to dismiss that Chipotle filed in the Stradford action, which has been briefed and is pending before the court.
Chipotle intends to continue to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.
Accrual for Estimated Liability
In relation to various legal matters, we had an accrued legal liability balance of $15,773 and $19,465 included within accrued liabilities on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
12. Debt
As of September 30, 2025, we had a $500,000 revolving credit facility with JPMorgan Chase Bank as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.125%, which is subject to increase based on changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.115% per year for unused amounts under the credit facility, which also may increase based on changes in our total leverage ratio. We are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a minimum consolidated fixed charge coverage ratio of 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of September 30, 2025 and December 31, 2024, respectively.
13. Related Party Transactions
As of September 30, 2025, we owned approximately 13.5% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to guests in our restaurants. During the three months ended September 30, 2025 and 2024, purchases from the supplier were $14,138 and $13,788, respectively. During the nine months ended September 30, 2025 and 2024, purchases from the supplier were $39,120 and $38,754, respectively.

We are an investor in Vebu Inc. (“Vebu”), a developer of restaurant automation technology. As we are a significant customer of Vebu and maintain board representation, we have determined that Vebu is a related party. Our investment, which is comprised of preferred shares, is accounted for as a non-marketable equity investment and is included within long-term investments on the condensed consolidated balance sheets. During the three months ended September 30, 2025 and 2024, purchases from Vebu were $1,209 and $545, respectively. During the nine months ended September 30, 2025 and 2024, purchases from Vebu were $4,118 and $545, respectively.
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
The following table presents selected financial information with respect to our single reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Food and beverage revenue	$2,923,260	$2,725,898	$8,715,180	$8,269,134
Delivery service revenue	14,136	15,497	45,090	51,009
U.S. segment total revenue	2,937,396	2,741,395	8,760,270	8,320,143
Less:
Food, beverage and packaging	877,386	835,996	2,557,936	2,453,026
Labor	740,769	684,630	2,187,297	2,037,690
Occupancy	153,503	138,913	449,426	406,202
Marketing	89,586	58,273	258,517	198,112
Other operating costs, excluding marketing	351,146	320,000	1,009,149	935,943
Depreciation and amortization	82,374	76,013	244,549	224,156
Other segment items(1)	19,066	18,394	48,557	44,485
U.S. segment income from operations	623,566	609,176	2,004,839	2,020,529
Reconciliation:
Corporate and other unallocated expenses(2)	149,182	129,224	497,515	515,460
Other income/(loss) from operations(3)	2,788	(6,696)	8,155	(4,468)
Interest and other income, net	19,789	29,307	60,397	70,532
Total consolidated income before income taxes	$496,961	$502,563	$1,575,876	$1,571,133
(1)Other segment items consist of pre-opening costs, impairment, closure costs, and asset disposals related to the U.S. segment.
(2)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment for reporting purposes including general and administrative expenses.
(3)Amounts reflect the net income/(loss) from operations related to our operations in Canada, Europe and international partner-operated restaurants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements about the number of new restaurants we expect to open in 2025 and 2026, and the number with Chipotlanes,the number of new international partner-operated restaurants we expect to open, our anticipated comparable restaurant sales for 2025, the expected impact of tariffs on our food, beverage and packaging costs during the 2025 fourth quarter and on an ongoing basis, our expectation to generate positive cash flow for the foreseeable future, our expectations for utilization of cash flow from operations, our ability to manage prices, risks and volatility in our supply chain, our plans for continuing stock buybacks and the volume of buybacks,and the period of time during which our cash and short-term investment will fund our operations. We use words such as “anticipate”, “believe”, “could”, “should”, “may”, “approximately”, “estimate”, “expect”, “intend”, “project”, “target”, "goal" and similar terms and phrases, including references to assumptions, to identify forward-looking statements. The forward-looking statements in this report are based on currently available operating, financial and competitive information available to us as of the date of this filing and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including but not limited to: increasing wage inflation, including as a result of state or local regulations mandating higher minimum wages, and the competitive labor market, which impacts our ability to attract and retain qualified employees and has resulted in occasional staffing shortages; the impact of any union organizing efforts and our responses to such efforts; risks of food safety incidents and food-borne illnesses; risks associated with our reliance on certain information technology systems and potential material failures, interruptions or outages; privacy and cyber security risks, including risk of breaches, unauthorized access, theft, modification, destruction or ransom of guest or employee personal or confidential information stored on our network or the network of third party providers; the impact of competition, including from sources outside the restaurant industry; the impact of federal, state or local government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the costs and availability of suitable new restaurant sites, construction materials and contractors and restaurant equipment; the expected costs and risks related to our international expansion, including through partner-operated restaurants in the Middle East, Asia and Mexico; increases in ingredient and other operating costs due to inflation, global conflicts, severe weather and climate change, our Food with Integrity philosophy, tariffs or trade restrictions; intermittent supply shortages relating to our Food with Integrity philosophy, rapid expansion and supply chain disruptions; the uncertainty of our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in guests' perceptions of our brand, including as a result of negative publicity or social media posts, increased consumer uncertainty and decreased consumer spending (including as a result of higher inflation, unemployment rates, fear of possible recession and higher energy prices), or the inability to increase menu prices or realize the benefits of menu price increases and the risk of guest responses; risks associated with our digital business, including risks arising from our reliance on third party delivery services and the IT infrastructure; litigation risks, including possible governmental actions and potential class action litigation related to food safety incidents, cybersecurity incidents, employment or privacy laws, advertising claims, contract disputes or other matters; and other risk factors described from time to time in our SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2024, and in other reports filed with the SEC, all of which are available on the investor relations page of our website at ir.Chipotle.com.
As of September 30, 2025, we owned 3,822 Chipotle restaurants throughout the United States and 94 international Chipotle restaurants. Additionally, we had seven international partner-operated restaurants. We manage our U.S. operations based on 11 regions and aggregate our operations to one reportable segment.
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

Third Quarter 2025 Financial Highlights, year-over-year:
•Total revenue increased 7.5% to $3.0 billion
•Comparable restaurant sales increased 0.3%
•Diluted earnings per share was $0.29, a 3.6% increase from $0.28
Sales Trends. Comparable restaurant sales increased 0.3% for the three months ended September 30, 2025. The increase is attributable to a 1.1% increase in average check, partially offset by lower transactions of 0.8%. Comparable restaurant sales represent the change in period-over-period total revenue for company-owned restaurants in operation for at least 13 full calendar months. Digital sales represented 36.7% of total food and beverage revenue. For full-year 2025, management is anticipating comparable restaurant sales declines in the low-single digit range.
Restaurant Development. During the three months ended September 30, 2025, we opened 84 restaurants, which included 64 restaurants with a Chipotlane. We remain on track to open approximately 315 to 345 company-owned restaurants in 2025 and expect to open approximately 350 to 370 restaurants in 2026, which includes 10 to 15 international partner-operated restaurants. We expect that at least 80% of our new company-owned restaurants will include a Chipotlane.
Partner-Operated Restaurants. During the three months ended September 30, 2025, we opened two partner-operated restaurants in the Middle East.
Restaurant Activity
The following table details company-owned restaurant unit data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning of period	3,839	3,530	3,726	3,437
Chipotle openings	84	86	202	185
Chipotle permanent closures	(4)	(1)	(8)	(5)
Chipotle relocations	(3)	-	(4)	(2)
Total at end of period	3,916	3,615	3,916	3,615
The following table details partner-operated restaurant unit data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning of period	5	1	3	-
Partner-operated openings	2	1	4	2
Total at end of period	7	2	7	2

Results of Operations
Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.
Revenue

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$2,989.3	$2,778.0	7.6%	$8,896.8	$8,417.4	5.7%
Delivery service revenue	14.2	15.5	(8.7%)	45.3	51.1	(11.5%)
Total revenue	$3,003.4	$2,793.6	7.5%	$8,942.1	$8,468.5	5.6%
Average restaurant sales (1)	$3.132	$3.184	(1.6%)	$3.132	$3.184	(1.6%)
Comparable restaurant sales increase/(decrease)	0.3%	6.0%		(1.4%)	8.1%
Transactions	(0.8%)	3.3%		(2.7%)	5.8%
Average check	1.1%	2.7%		1.3%	2.3%
Menu price increase	2.1%	3.6%		2.3%	3.2%
Check mix	(1.0%)	(0.9%)		(1.0%)	(0.9%)
(1)Average restaurant sales refers to the average trailing 12-month food and beverage revenue for company-owned restaurants in operation for at least 12 full calendar months.
The following is a summary of the change in restaurant sales for the period indicated:

	Three months ended	Nine months ended

	(dollars in millions)
For the period ended September 30, 2024	$2,793.6	$8,468.5
Change from:
Comparable restaurant sales	8.5	(118.9)
Restaurants not yet in comparable base opened in 2025	99.7	173.4
Restaurants not yet in comparable base opened in 2024	99.8	413.9
Other	1.8	5.2
For the period ended September 30, 2025	$3,003.4	$8,942.1
Food, Beverage and Packaging Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$902.4	$855.5	5.5%	$2,626.8	$2,508.3	4.7%
As a percentage of total revenue	30.0%	30.6%	(0.6%)	29.4%	29.6%	(0.2%)
Food, beverage and packaging costs decreased 0.6% as a percentage of total revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a 0.6% benefit from menu price increases in the prior year and, to a lesser extent, cost of sales efficiencies. This decrease was partially offset by a 0.3% inflation, primarily in beef and chicken, and a 0.3% impact from the newly enacted tariffs.

Food, beverage and packaging costs decreased 0.2% as a percentage of total revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a 0.7% benefit from menu price increases in the prior year and, to a lesser extent, from cost of sales efficiencies. This decrease was partially offset by a 0.5% inflation across several ingredient costs, primarily beef and chicken, and a 0.1% impact from the newly enacted tariffs.

Due to goods imported prior to the enactment of tariffs, we anticipate about a 40 basis point increase in food, beverage and packaging costs during the fourth quarter of 2025 relating to tariffs. We estimate that the tariffs enacted since April 2025 will increase food, beverage and packaging costs by about 50 basis points on an ongoing basis. These estimates could vary based on future tariff policy changes.
Labor Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Labor costs	$756.7	$696.8	8.6%	$2,231.2	$2,072.9	7.6%
As a percentage of total revenue	25.2%	24.9%	0.3%	25.0%	24.5%	0.5%
Labor costs increased 0.3% as a percentage of total revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Labor increased primarily due to a 0.5% impact of lower sales volumes and 0.2% from restaurant wage inflation. These increases were partially offset by a 0.5% benefit from menu price increases in the prior year.
Labor costs increased 0.5% as a percentage of total revenue for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The increase was primarily due to a 0.7% impact of lower sales volumes and 0.4% from restaurant wage inflation, including minimum wage increases for our restaurants in California. This increase is partially offset by a 0.6% benefit from menu price increases in the prior year.
Occupancy Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Occupancy costs	$158.3	$142.6	11.0%	$462.4	$416.9	10.9%
As a percentage of total revenue	5.3%	5.1%	0.2%	5.2%	4.9%	0.3%
Occupancy costs increased 0.2% as a percentage of total revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to the impact from lower sales volumes, as a 0.1% benefit from menu price increases in the prior year was offset by expenses associated with new restaurants.
Occupancy costs increased 0.3% as a percentage of total revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to the impact from lower sales volumes, as a 0.1% benefit from menu price increases in the prior year was offset by expenses associated with new restaurants.
Other Operating Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Other operating costs	$450.4	$386.5	16.6%	$1,294.3	$1,157.0	11.9%
As a percentage of total revenue	15.0%	13.8%	1.2%	14.5%	13.7%	0.8%

Other operating costs increased 1.2% as a percentage of total revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to the impact from several items, primarily 0.9% of higher marketing and promotional activities and 0.2% of lower sales volumes. This increase was partially offset by a 0.2% from the benefit of menu price increases in the prior year.
Other operating costs increased 0.8% as a percentage of total revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to the impact from several items, primarily 0.6% of higher marketing and promotional activities and 0.2% of lower sales volumes. This increase was partially offset by a 0.2% from the benefit of menu price increases in the prior year.
General and Administrative Expenses

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
General and administrative expenses	$146.7	$126.6	15.9%	$491.7	$506.3	(2.9%)
As a percentage of total revenue	4.9%	4.5%	0.4%	5.5%	6.0%	(0.5%)
The following is a summary of the change in general and administrative expense for the period indicated:

	Three months ended	Nine months ended

	(dollars in millions)
For the period ended September 30, 2024	$126.6	$506.3
Change from:
Stock-based compensation, net of August 2024 retention awards	11.1	(20.7)
Performance bonuses	(2.3)	(18.9)
Conferences, primarily the biennial All Managers’ Conference	0.3	(15.7)
Legal contingencies	2.2	(13.5)
Legal services	0.2	3.0
Outside services related to corporate initiatives	0.1	7.6
Wages	4.6	12.3
Stock-based compensation, August 2024 retention awards	2.9	27.0
Other	1.0	4.3
For the period ended September 30, 2025	$146.7	$491.7
Impairment, Closure Costs, and Asset Disposals

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$7.4	$15.2	(51.2%)	$19.0	$26.4	(27.9%)
As a percentage of total revenue	0.2%	0.5%	(0.3)%	0.2%	0.3%	(0.1%)
Impairment, closure costs, and asset disposals decreased in dollar terms for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, primarily due to property and equipment impairment charges related to a software asset in the prior year.

Provision for Income Taxes

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2025	2024	change	2025	2024	change

	(dollars in millions)			(dollars in millions)
Provision for income taxes	$114.9	$115.2	(0.3%)	$371.0	$368.8	0.6%
Effective income tax rate	23.1%	22.9%	0.2%	23.5%	23.5%	-%
The effective income tax rate increased 0.2% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by a 0.6% reduction in tax benefits related to option exercises and equity vesting, partially offset by 0.8% in lower non-deductible expenses. Additionally, for the three months ended September 30, 2024, we released certain income tax reserves, which did not similarly recur during the current period impacting the rate by 0.4%.
The effective income tax rate remained flat for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The nine months ended September 30, 2025 had a 0.6% decrease in non-deductible expenses, offset mostly by a 0.5% reduction in tax benefits related to option exercises and equity vesting.
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
Liquidity and Capital Resources
Cash and Investments
As of September 30, 2025, we had a cash and marketable investments balance of $1.7 billion, non-marketable investments of $90.0 million, and $30.9 million of restricted cash. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of September 30, 2025, $652.3 million remained available for repurchases of shares of our common stock, which includes the $500.0 million additional authorization approved by our Board of Directors on September 3, 2025. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.
Borrowing Capacity
As of September 30, 2025, we had $500.0 million of undrawn borrowing capacity under a line of credit facility.
Use of Cash
We believe that cash from operations, together with our cash and investment balances, will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future. Assuming no significant declines in comparable restaurant sales, we expect we will generate positive cash flow for the foreseeable future.

We have not required significant working capital because guests generally pay using cash or credit and debit cards and because our operations do not require significant receivables or significant inventories, partly due to our use of various fresh ingredients. In addition, we generally have the right to pay for the purchase of food, beverages and supplies sometime after the receipt of those items, generally within ten days, thereby reducing the need for incremental working capital to support our growth.
Cash Flows
Cash provided by operating activities was $1.7 billion for the nine months ended September 30, 2025, compared to $1.6 billion for the nine months ended September 30, 2024. The increase was primarily due to timing of tax-related payments, including the impacts of H.R.1 - One Big Beautiful Bill Act, partially offset by other changes in non-tax operating assets and liabilities.
Cash used in investing activities was $7.3 million for the nine months ended September 30, 2025, compared to $701.5 million for the nine months ended September 30, 2024. The change was primarily associated with a $742.3 million decrease in investment purchases net of investment maturities. This was partially offset by increased capital expenditures of $48.2 million, primarily related to costs associated with new restaurant development.
Cash used in financing activities was $1.7 billion for the nine months ended September 30, 2025, compared to $735.0 million for the nine months ended September 30, 2024. The change was primarily due to increased repurchases of common stock of $1.0 billion.
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
Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments. As of September 30, 2025, we had $1.8 billion in cash and cash equivalents, current and long-term investments, and restricted cash, of which the substantial majority are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2025 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the third quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Purchased 7/1 through 7/31	2,591,908	$47.45	2,591,908	$715,777,142
Purchased 8/1 through 8/31	7,358,682	42.81	7,358,682	$400,779,756
Purchased 9/1 through 9/30	6,243,407	39.81	6,243,407	$652,253,799
Total	16,193,997	$42.39	16,193,997
(1)Shares were repurchased pursuant to repurchase authorizations announced on December 17, 2024, April 23, 2025, and July 23, 2025.
(2)The September total includes $500 million in additional authorizations approved by our Board of Directors on September 3, 2025, and announced on September 15, 2025. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Adoption or Termination of 10b5-1 Trading Plans
During the quarter ended September 30, 2025, no Section 16 officer or director, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Director Compensation Program and Stock Ownership Guidelines (Revised August 27, 2025)	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X
†- Management contracts and compensatory plans or arrangements required to be filed as exhibits.

`

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ Matthew R. Bush
Name:	Matthew Bush
Title:	Vice President, Controller (principal accounting officer and duly authorized signatory for the registrant)
Date: October 29, 2025