Form 10-K
period 2025-12-31
CHIPOTLE MEXICAN GRILL INC
filed 2026-02-04
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K
______________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
As of June 30, 2025, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $64.0 billion, based on the closing price of the registrant’s common stock on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of 5% or more of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 30, 2026, there were 1,302,423 shares of the registrant’s common stock, par value of $0.01 per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025.

PART I
Cautionary Note Regarding Forward-Looking Statements
This report includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not relate strictly to historical or current facts and often use words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “seek,” “predict,” “could,” “project,” “potential”, “goal” and other similar terms and phrases, and include references to assumptions. Forward-looking statements in this report include statements about our anticipated comparable restaurant sales in 2026; the number of new restaurants we expect to open in 2026 and the number that will include a Chipotlane; the expected impact of tariffs on our food, beverage and packaging costs; our expectation to generate positive cash flow and that our cash from operations will be sufficient to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future; our expected capital expenditures in 2026 for the construction of new restaurants, remodeling existing restaurants, new equipment and hardware, and technology; our ability to manage risks and pricing volatility in our supply chain; the ability of our supply chain to meet current or future business needs and our ability to scale and strengthen our forecasting, contracting and logistics management; the effectiveness of our food safety and cybersecurity programs; our plans for continuing stock buybacks; and all other statements that are not historical facts. Forward-looking statements are based on currently available operating, financial and competitive information and our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties described in this report under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports we file with the SEC. You should not place undue reliance on forward-looking statements. These forward-looking statements are subject to risks and uncertainties including, among others: wage inflation and state or local regulations mandating higher minimum wages; the competitive labor market, which impacts our ability to attract and retain qualified employees; the impact of any union organizing efforts and our responses to such efforts; increases in ingredient and other operating costs and the inability of our third-party suppliers and business partners to fulfill their commitments due to inflation, global conflicts, climate change, extreme weather, our Food with Integrity philosophy, tariffs or trade restrictions and supply shortages; risks of food safety incidents and food-borne illnesses; our reliance on certain information technology systems operated by us or by third parties and potential failures, outages or interruptions; our reliance on third party delivery services; privacy and cybersecurity risks, including risk of breaches, unauthorized access, theft, modification, destruction or ransom of guest or employee personal or confidential information stored on our network or the network of third-party providers; the impact of competition, including from sources outside the restaurant industry; the impact of laws and regulations governing employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to preserve, grow, and leverage our brand reputation; the impact of our brand, marketing, promotional, advertising and pricing strategies, digital platform, menu innovations; our ability to achieve our planned growth, such as the costs and availability of suitable new restaurant sites, and the necessary restaurant equipment, technology, construction materials and contractors; and the expected costs of our international expansion plans, including through partner-operated restaurants in the Middle East, Mexico and Asia; evolving consumer preferences, demand, consumption, or spending behavior, reduction in discretionary spending and price increases, and our ability to anticipate or react to these changes; our ability to increase menu prices or realize the benefits of menu price increases to offset inflation and increased costs; failure to meet market expectations for our financial performance or any announced guidance and the impact thereof; the potential impact of activist shareholder actions or tactics; failure to attract or retain key executive talent; and the expense and outcomes of litigation, including possible governmental audits and legal actions and potential class action litigation related to food safety incidents, cybersecurity incidents, compliance with employment or privacy laws, advertising claims, contract disputes or other matters. In addition, many of the foregoing risks and uncertainties are, or could be, exacerbated by any worsening of the global business and macroeconomic environment. We are including this Cautionary Note to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements after the date of this report as a result of new information, future events or other developments, except as required by applicable laws and regulations.

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
As of December 31, 2025, we owned 3,938 Chipotle restaurants throughout the United States (“U.S.”) and 104 international Chipotle restaurants. Additionally, we had 14 international partner-operated restaurants. Partner-operated restaurants represent Chipotle restaurants over which Chipotle does not have a controlling financial interest and for which Chipotle does not directly manage day-to-day operations. This includes restaurants operated by third parties pursuant to license or franchise agreements and restaurants in which Chipotle holds a minority, non-controlling ownership interest. We manage our U.S. operations based on 11 regions and aggregate our operations to one reportable segment. Our revenue is derived from sales by our restaurants.
Business Strategy
Chipotle is a brand with a demonstrated purpose of Cultivating a Better World. Our Recipe for Growth strategy leans into what uniquely differentiates Chipotle, with a focus on accelerating growth and sharpening competitiveness. The strategy is grounded in five key areas:
•Protect and strengthen the core by driving operational and culinary excellence to deliver exceptional value for our guests;
•Evolve the brand messaging and accelerate menu innovation and new occasions that drive demand into our restaurants;
•Modernize our business model with industry-leading technology, including leveraging AI and relaunching our Rewards Program, to elevate the experience for our guests and teams;
•Expand our global reach by scaling with intention through proven, company-owned and partner operated markets, as well as strategic new regions; and
•Cultivate the best talent in the industry that is energized and focused on speed and agility.
Food with Integrity
Serving high-quality food at reasonable prices is critical to ensuring guests enjoy wholesome food at a great value. In Chipotle-owned restaurants, we strive to serve only animal products that are raised in accordance with criteria we have established to improve sustainability and promote animal welfare, and without the use of non-therapeutic antibiotics or added growth hormones. We brand our meats as “Responsibly Raised®.” We also seek to use responsibly grown produce, by which we mean produce grown by suppliers whose practices conform to our Food with Integrity standards and our priorities with respect to environmental considerations and employee welfare. For more information about our sustainability and animal welfare initiatives, see our biennial Sustainability Report and interim Update Report on our website www.chipotle.com/sustainability.
Purchasing
Maintaining the high levels of quality and safety we demand in our restaurants depends in part on our ability to acquire high-quality, fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We work with multiple independently owned and operated regional distribution centers that purchase from various suppliers we carefully select based on the suppliers' understanding of and adherence to our mission and Food with Integrity standards, quality and price availability. We have also sought to increase the number of suppliers for our ingredients to help mitigate pricing volatility and reduce our reliance on one or several suppliers, which could create supply shortages. In addition, we closely monitor industry news, trade tariffs, weather, exchange rates, foreign demand, geopolitical crises and other world events that may affect our ingredient prices or available supply. Certain key ingredients are purchased from a small number of suppliers.

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
•supplier intervention steps to mitigate food safety risks before ingredients reach Chipotle restaurants; and
•ingredient traceability.
These and other food safety practices underscore our commitment to being a leader in food safety while continuing to serve high-quality food that our guests love. Our food safety and quality assurance teams establish and monitor our quality and food safety programs and work closely with suppliers to ensure our high standards are met throughout the supply chain. We maintain a limited list of approved suppliers, many of whom are among the top suppliers in the industry. In addition, we have a team approach where our training, operations, culinary, legal and restaurant food safety and quality assurance departments develop and implement operating standards for food quality, food preparation, restaurant cleanliness, employee health protocols, and safety in the restaurants. Our food safety programs are also intended to ensure we not only continue to comply with applicable food safety regulations, but also establish Chipotle as an industry leader in food safety. To help achieve this goal, we have a Food Safety Advisory Council comprised of some of the nation’s foremost food safety authorities who are independent of Chipotle. The Food Safety Advisory Council is charged with evaluating our programs and advising us on ways to maintain and elevate our food safety program. In addition, our food safety and quality assurance team members hold board seats and participate in technical working groups with several associations, which gives us the opportunity to learn and share our knowledge and expertise with other food safety professionals and regulatory agencies.
Digital Business and Innovation
Our digital platform continues to be a strategic driver of our growth. Digital sales represent food and beverage revenue for company-owned restaurants generated through the Chipotle website, Chipotle app or third-party delivery aggregators and include revenue deferrals associated with Chipotle Rewards. Digital sales represented 36.7% of food and beverage revenue in 2025, compared to 35.1% in 2024. We have made digital ordering convenient with continued enhancements to our app and by building more Chipotlanes, which is our drive through format for guest pick-up of digital orders. We are also investing in technology and tools to modernize the back of house of our restaurants and to improve the team member experience.
Human Capital
At Chipotle, our vision is to cultivate an environment where our employees can thrive and grow into great leaders. We believe in investing and supporting our people because they are our most important asset. As of December 31, 2025, Chipotle employed 130,301 people worldwide and 1,233 contract workers. Of our employees, 127,116 worked in the United States, and 3,185 worked internationally across Canada, France, Germany, and the United Kingdom. Within the U.S., 125,408 employees worked in our restaurants, and 1,708 in our Restaurant Support Centers and Field Leadership. In 2025, nearly all newly promoted General Managers completed training focused on fostering a positive people culture where employees feel supported, heard, and able to grow with Chipotle. There were no union petitions or campaigns in 2025, and we continue to bargain in good faith with the one restaurant that voted in 2022 to form a union.
Talent Acquisition
We are committed to the growth, development, and advancement of our people. In 2025, nearly 90% of our in-restaurant leadership roles were filled through internal promotions, which remains a critical component of our staffing strategy. When hiring external talent, our focus is on building a scalable talent engine that powers growth and advances our vision to Cultivate a Better World. With Ava Cado, a virtual scheduling assistant, candidates can apply, complete applications, and schedule interviews in a few minutes. This tool is intended to broaden access and streamline hiring, enabling managers to focus on operations and our guest experience.

We continue to provide targeted staffing support for new restaurant openings and restaurants with elevated staffing needs by deploying new marketing efforts to targeted audiences telling relevant stories. We are focused on quality of hire by reviewing our labor and shift models, enhancing Ava Cado and training General Managers on best-in-class hiring practices. By providing engaging workplaces, inclusive hiring practices, competitive pay and incentives, and comprehensive benefits, we position ourselves as an employer of choice.
Culture and Inclusivity ("C&I")
In 2025, we broadened our C&I function with programs rooted in continuous listening, accountability, and engagement. The employee lifecycle at Chipotle represents every stage of an employee's journey, from attracting and hiring great people, to developing their skills, growing their careers, and celebrating their contributions – all in an inclusive environment.
Our focus areas include:
•Deepening empathy and field consideration by designing people practices that balance operational excellence with the employee experience, reflect the realities of restaurant teams, elevate field voices, and ensure leaders act with understanding, fairness, and care.
•Delivering cultural experiences and expanded programs that promote inclusive competencies and leader accountability for sustainable progress.
•Developing a consistent strategy for inclusive storytelling that promotes our values, celebrates our employees, engages our fans and increases employee generated content.
•Creating and socializing a consistent, company-wide approach to celebrating and appreciating employees to reinforce values, behaviors, and our culture.
Talent Management
We are dedicated to building a high-performing organization through a comprehensive talent strategy focused on attracting, developing, and retaining top talent across all levels. In 2025, more than 23,000 employees earned promotions. Notably, internal advancement within our Field Leadership positions—including Field Leaders, Team Directors and Regional Vice Presidents—was above 82%. Our strong recruitment, onboarding, and training programs are designed to position new hires and recently promoted team members for success while reinforcing alignment with Chipotle’s mission and values. We continue to offer a range of targeted initiatives that strengthen leadership capabilities where they are most critical by:
•Strengthening role readiness by introducing additional rigor into role preparation processes. This includes implementing e-learning modules for restaurant leadership, enhancing training content for our Certified Training Managers, elevating our cohort-based Field Leader in Training program, and enriching the Field Leader experience through upgraded content in our flagship program, Cultivate U.
•Enhancing our onboarding experience through a redesigned new hire orientation for Restaurant Support Center employees and the introduction of a dedicated orientation program for Field Leaders. Additionally, we have a People Leader Fundamentals program that ensures Restaurant Support Center leaders are well-versed in core People Processes, reinforcing consistency and effectiveness in leadership practices across the organization.
•Supporting leadership growth through topic-rich Learning Labs intended for Field Leaders and above, and Restaurant Support Center team members. These 60-minute live sessions focus on developing leadership skills and knowledge essential for personal and professional advancement.
•Leveraging our People Technology platforms by adding succession planning capabilities in Workday, including a dedicated process for Field Leader and above. These updates provide greater visibility into talent pipelines across regions and sub-regions. Individual Development Plans and the 360 Feedback tool, which allows us to gather well-rounded feedback about leaders, are now fully integrated and live within Workday, supporting career development and performance feedback.
Collectively, these initiatives strengthen leadership capability, improve employee engagement, and position the organization for sustained operational excellence and long-term growth.

Total Rewards
The financial, physical, and mental well-being of our employees remains a top priority. We believe we have compelling compensation packages and incentive programs and a robust suite of benefit offerings that enable us to engage current team members and attract new team members. In 2025, we expanded access to mental health resources and added weight management support programs. Other areas of Total Rewards that help support our employees include:
•We offer competitive wages and industry leading incentive programs, such as our annual and quarterly bonus programs.
•We offer a Debt-Free Degree program that provides Chipotle employees' access to nearly 100 degrees at over 20 universities and accredited institutions, completely tuition free.
•We support Career Certificates, which further enhances our Tuition Assistance benefits by providing on-demand certificate programs to help Chipotle team members advance their careers in as little as eight weeks.
•We offer student loan payment matching programs via our 401(k) retirement program. This, in addition to a credit optimization service, has helped to bolster our employees' financial well-being.
•We also offer personalized mental health assistance to all Chipotle employees and their family members with support available 24/7 via in-person, phone, or virtual visits with a licensed counselor.
•We started new partnerships focused on helping our employees with sleep, meditation, mental fortitude, and cardiometabolic health.
Employee Listening
In 2025, we relaunched employee sentiment surveys to learn more about what we are doing well and where we have opportunities. Soliciting feedback using a confidential process helps us continue to foster an inclusive culture where everyone feels valued, heard, and respected. Our partnership with Perceptyx, an employee engagement platform, helps Chipotle unify insights and collect themes across locations, ensuring employee voices are heard, and that our culture efforts are supported. This year, we saw 84% participation from Restaurant Support Center employees and 74% participation from our field employees. Of participants, 91% of Restaurant Support Center employees and 86% of field employees reported feeling engaged.

We value employee feedback and are committed to translating it into real, visible improvements across our restaurants and Restaurant Support Centers. Following our engagement surveys, we launched organization-wide action plans to help our leaders convert survey results into change.
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
Competition
The fast-casual, quick-service, and casual dining segments of the restaurant industry are highly competitive with respect to, among other things, taste, price, food quality and presentation, customer service, location, convenience, brand reputation, and cleanliness and ambience of each restaurant. Our competition includes a variety of restaurants in each of these segments, including locally-owned restaurants, as well as national and regional chains. Competition from food delivery services, which offer meals from a wide variety of restaurants, also has increased in recent years and is expected to continue to increase. Many of our competitors also offer dine-in, carry-out, online, catering, and delivery services. Among our main competitors are restaurant formats that claim to serve higher quality ingredients without artificial flavors, colors and preservatives, and that serve food quickly and at a reasonable price.

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

Food safety is our top priority, and we dedicate significant resources to ensuring that our food products are safe; however, even strong preventative controls and interventions from farm to restaurant cannot completely eliminate food safety risks. Incidents of food-borne illnesses have occurred and may continue to occur in our and other restaurants resulting from the failure of restaurant employees to properly cook or maintain ingredients; employees or guests entering a restaurant while infected with communicable diseases; or contaminated ingredients resulting from the failure of a supplier, distributor or employee to execute food safety preventive controls. Although we monitor and audit compliance with our program, we cannot guarantee that every food item is safely and properly maintained from the start of the supply chain through guest consumption. Any report, legitimate or rumored, of food-borne illness caused by pathogens such as E. coli, hepatitis A, norovirus, listeria, Campylobacter, Clostridium perfringens or salmonella, or other food safety issues, such as food tampering, contamination or natural or foreign objects, at one of our restaurants could adversely affect our reputation and have a negative impact on our sales. In addition, instances of food-borne illness or food safety issues that occur solely at competitors’ restaurants or at suppliers or distributors (even if we do not work with them) could result in negative publicity about the restaurant industry and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

We may have higher risk for food safety incidents than some of our competitors because we use fresh, unprocessed produce, handle raw chicken in our restaurants, rely on employees cooking with traditional methods and don't use artificial preservatives or frozen ingredients in our menu items. The risk of illnesses associated with our food also may increase due to our delivery and catering businesses, in which our food is transported, stored and/or served in conditions that are not under our control. All of these factors could have an adverse impact on our ability to attract and retain guests, which could in turn have a material adverse effect on our growth and profitability. In addition, real or perceived concerns about pervasive chemicals and substances in the U.S. food supply chain, such as phthalates, per- and polyfluoroalkyl substances ("PFAS"), microplastics or heavy metals, have been the subject of increased regulatory scrutiny and lawsuits against us and other restaurant companies, which could impact consumers’ confidence in the restaurant industry and reduce restaurant sales.

Failure to maintain the value and reputation of the Chipotle brand could negatively impact our financial results.

We built strong value in the Chipotle brand by serving delicious, high quality food, made fresh every day using responsibly sourced ingredients served in generous portions. Our continued success depends on maintaining this compelling brand value, which may be eroded by numerous factors, some of which are outside of our control. Incidents that could erode trust in our brand include actual or perceived food safety or food-borne illnesses; allegations of unethical or unprofessional behavior by employees and/or guests; privacy breaches or violations of privacy laws; safety-related incidents occurring in or around our restaurants; guest perceptions regarding smaller entrée portion sizes; or other events or incidents described in this risk factors section. The adverse impact of such incidents may be compounded by negative publicity, including through social or digital media, or if they result in litigation. Social media, video-sharing, networking, and gaming and messaging platforms dramatically increase the speed and reach at which negative publicity is disseminated, often before we have a meaningful opportunity to investigate, respond to and address an issue. Negative online postings or comments about us, including as a result of inaccurate, fictitious or malicious postings or media content, have in the past and could in the future magnify and prolong the adverse impact of any one incident and increase the damage to the value of our brand.

Additionally, consumer demand for our products and our brand value could diminish significantly if we, our employees or business partners fail to comply with applicable laws and regulations, take positions or actions that may be considered controversial, fail to deliver a consistently positive guest experience or fail to foster an inclusive and welcoming environment. In addition, we cannot ensure that our restaurant crew or business partners will not take actions that adversely affect our brand reputation and relevance.

The restaurant industry is highly competitive. If we are not able to compete successfully, our business, financial condition and results of operations would be adversely affected.

The restaurant industry is highly competitive on factors such as taste, price, food quality and selection, customer service, brand reputation, digital engagement, advertising and promotional initiatives, and the location, attractiveness and maintenance of restaurants. We also compete with non-traditional market participants, such as “convenience meals” in the form of entrées, side dishes or meal preparation kits from grocery stores, meal kit delivery services, and “ghost” or “dark” kitchens, where meals are prepared at separate takeaway premises rather than a restaurant. Delivery aggregators and food delivery services, which provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas, may direct potential customers to other restaurants based on paid placements, online reviews and other factors, and may form a closer relationship with our guests. Increased competition could have an adverse effect on our sales, profitability and development plans. If guest tastes or dietary preferences change, if our marketing efforts are unsuccessful, or if we are unable to compete successfully with other restaurant concepts, our business could be adversely affected.

We continue to believe our commitment to higher-quality and responsibly sourced ingredients resonates with guests and gives us a competitive advantage; however, many of our competitors also make claims related to the quality of their ingredients and lack of artificial flavors, colors and preservatives. The use of these claims by competitors, even if such claims are not accurate or comparable, may lessen our differentiation and make it more difficult for us to compete. If we are unable to continue to maintain our distinctiveness and compete effectively, our business, financial condition and results of operations could be adversely affected.

Our use of third-party delivery services may not be profitable and substandard service may negatively impact our reputation.

Over 16% of our 2025 food and beverage revenue consisted of delivery orders for which we are reliant on third-party delivery companies. Depending on which ordering platform a guest uses – our brand platform or the third-party delivery platform – the delivery fee we collect from the guest may be less than the actual delivery cost. If we increase our menu prices on third-party delivery platforms to cover higher delivery fees, we may not be competitive with other restaurant options offered on that platform. If the third-party delivery companies we use increase the fees they charge users or give greater priority or promotions on their platforms to other restaurants, our delivery business and our sales may be negatively impacted. In addition, if a third-party delivery driver fails to deliver an order on time, fails to deliver the complete order or otherwise provides a bad guest experience, our guest may attribute that negative experience to Chipotle and our reputation and sales could be adversely impacted. The ordering and payment platforms used by these third parties, our mobile app or our online ordering site have been and could again be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our overall sales and reputation.

Risks Related to Human Capital

If we are not able to hire, train and retain qualified restaurant employees and/or appropriately plan our workforce, our growth plan and profitability could be adversely affected.

The aggressive pace at which we open new restaurants can make it increasingly difficult to recruit and hire sufficient numbers of qualified employees to manage and work in our restaurants, to train employees to deliver a consistently high-quality product and guest experience and to maintain an effective system of internal controls for a dispersed workforce, which could materially harm our business and results of operations. Maintaining appropriate staffing in our restaurants requires precise workforce planning, which has become more complex due to predictive scheduling laws (also called “fair workweek” or “secure scheduling”) and “just cause” termination legislation in certain geographic areas where we operate. The market for qualified talent continues to be competitive and we must continue to offer competitive wages, benefits and workplace conditions to retain qualified employees. We have experienced and may continue to experience challenges in hiring and retaining restaurant employees and in maintaining full restaurant staffing in various locations, which may have resulted in longer wait times for guest orders, temporary closures of the digital make line and decreased employee and guest satisfaction. A shortage of qualified candidates who meet legal work authorization requirements, failure to hire, train and retain new restaurant employees in a timely manner or higher than expected turnover levels could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. Changes in immigration laws could decrease the number of potential candidates with legal work authorization, disrupt the workforce for companies that rely on hourly workers and increase the costs, time and requirements to hire new employees. In addition, our failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization efforts, which could negatively impact our financial results. We have experienced labor union efforts to organize groups of our employees from time to time and, if successful, those organizational efforts may decrease our operational flexibility and disrupt our normal operations, which could adversely affect our business.

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

In addition, some jurisdictions in which we operate have implemented fair workweek or “secure scheduling” legislation, which impose complex requirements related to scheduling for certain restaurant employees; sick pay and paid time off legislation, which requires employers to provide paid time off to employees; and/or “just cause” termination legislation, which restricts companies’ ability to terminate employees or reduce employees’ hours unless they can prove “just cause” or a “bona fide economic reason” for the termination or reduction in hours. Additional jurisdictions are considering similar types of legislation. These regulations impose additional obligations on us, which could increase our operating costs, and our failure to comply with any of these regulations could subject us to penalties and other legal liabilities. For example, in 2022 we settled a complaint alleging that we violated New York City’s Fair Workweek law and Earned Safe and Sick Time Act, and we currently are cooperating with a second audit by New York City of our compliance with employment law requirements, which could result in additional liabilities. Our potential liability for these employment laws and regulations may be higher than our restaurant peers because, as one of the largest restaurant companies that owns and operates all our restaurants in the U.S. and Canada, we have more employees than most of our restaurant peers, which franchise some or a significant portion of their operations.

Increases in the cost of labor, including mandated minimum wage increases and increases in the cost of health benefits, could adversely impact our business and profitability.

Our profitability has been and could continue to be adversely impacted by increases in labor costs, including wages and health benefits, which are some of our most significant costs. Increases could be triggered by federal, state and local laws governing matters such as minimum wages, meal and rest breaks and changes to eligibility for overtime pay; regulations regarding scheduling and benefits; increased health care and workers’ compensation insurance costs; and higher wages and benefit costs necessary to attract, hire and retain high-quality employees with the right skill sets in a highly competitive job market. In addition, state and local laws may require wage increases, restrictions on working hours and other factors that would restrict our flexibility to respond to market conditions and increase our costs without corresponding benefits. Our ability to offset higher labor costs by increasing menu prices depends on the willingness of our guests to pay the higher prices and the perceived value of our meals relative to competitors. If competitive or inflationary pressures or other factors prevent us from offsetting higher labor costs by increased menu prices, our profitability may decline.

A failure to recruit, develop and retain effective leaders or the loss or shortage of management personnel with key capacities and skills could impact our strategic growth plans and jeopardize our ability to meet our business performance expectations and growth targets.

Our ability to continue to grow our business depends substantially on the contributions and abilities of our executive leadership team and other key management personnel. Changes in senior management could result in significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capability to support our strategic initiatives, a failure to implement appropriate leadership development programs and build adequate bench strength with key skillsets, or a failure to effectively manage our leadership succession, could jeopardize our ability to meet our business performance expectations and growth targets. If we are unable to attract, develop, retain and incentivize sufficiently experienced and capable management personnel, our business and financial results may suffer.

Risks Related to Cybersecurity, Data Privacy and IT Systems

We are heavily dependent on information technology systems and failures or interruptions in our IT systems could harm our ability to effectively operate our business and/or result in the loss of guests or employees.

We are heavily dependent on information technology systems, including for point-of-sale and payment processing in our restaurants, digital ordering and order delivery, tracing ingredients back to suppliers and growers, digital Hazard Analysis and Critical Control Points monitoring, monitoring and managing our supply chain, our guest rewards program, payroll processing, sales forecasting, marketing initiatives, business analytics and various other processes and transactions. Our ability to effectively manage our business and coordinate the procurement, production, distribution, safety and sale of our products depends significantly on the consistent availability, reliability and security of these systems. Many of these critical systems are provided and managed by third parties, and we are reliant on these third-party providers to implement protective measures that ensure the security and availability of their systems. Although we have operational safeguards in place and we take efforts to ensure that our third-party providers have implemented proper safeguards and controls, we cannot guarantee that breaches or failures caused by these third-party systems or platforms will not occur. Failures may be caused by factors such as power outages, natural disasters and other catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, or errors or improper use by our employees or our third-party service providers. If any of our critical IT systems were to become unreliable, unavailable, compromised or otherwise fail, and we were unable to recover in a timely manner, we could experience an interruption in our operations that could have a material adverse impact on our profitability.

We continue to invest in and utilize emerging technologies that have potential to make business tasks easier, more efficient and less labor intensive, including artificial intelligence and machine learning. These new technologies may not deliver the expected efficiencies and could expose us to new risks, including risks related to cybersecurity, data privacy, inaccuracies, hallucinations, bias or discrimination and claims of intellectual property infringement.

Breaches or other unauthorized access, theft, modification or destruction of guest and/or employee personal information, or Chipotle confidential or proprietary information that is stored in our information technology systems or by third parties could damage our reputation and expose us to potential liabilities and loss of revenue.

As our dependence on technology has grown, the scope and severity of potential risks from cyber-attacks and security threats have increased. We expect that the rapid evolution and increased adoption of artificial intelligence have heightened and will continue to heighten those risks. Many of our information technology systems and the systems of our third-party business partners (whether cloud-based or hosted in proprietary servers) contain personal, financial or other information of our guests, employees, and business partners, and confidential information about our business, such as business strategies, financial results, development initiatives, and confidential information about third parties, such as suppliers. Similar to many other restaurant companies, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems and databases and we expect the number and frequency of these attempts to increase as the scope and scale of our technology footprint and digital operations increases.

In addition, individuals performing work for us and our third-party business partners may access some of this data, including on personally owned digital devices. To the extent we, a third party or any such individual were to experience a breach of our or their information technology systems that results in the unauthorized access, theft, use, destruction or other compromises of guests’ or employees’ data or confidential information of Chipotle, including through cyber-attacks or other external or internal methods, it could have an adverse impact on our reputation and brand and we could experience a material loss of revenues, a decrease in our ability to retain guests or attract new ones, the imposition of potentially significant costs (including loss of data or payment for recovery of data) and liabilities, loss of business partners and the disruption to our supply chain and business plans. Unauthorized access, theft, use, destruction or other compromises are becoming increasingly sophisticated and may occur through a variety of methods, including attacks using malicious code, vulnerabilities in software, hardware or other infrastructure (including systems used by our supply chain), system misconfigurations, phishing, deepfakes, ransomware, malware or social engineering. Our logging capabilities, or the logging capabilities of third parties, are not always complete or sufficiently granular, affecting our ability to fully understand the scope of security breaches.

Given the increasing complexity and sophistication of techniques used by bad actors to obtain unauthorized access to or disable information technology systems, and the fact that cyberattacks are being made by groups and individuals with a wide range of expertise and motives, it is increasingly difficult to anticipate, defend against and detect cyberattacks. A cyberattack could occur and persist for an extended period of time before we detect it. Moreover, the extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it may take a significant amount of time before such investigation can be finalized and completed and reliable information about the incident is known. During the pendency of any such investigation, we may not know the extent of the harm or how best to remediate it, and we may be required to disclose incidents before their full extent is known.

Such security breaches also could result in a violation of applicable U.S. and international privacy, cyber and other laws or trigger data breach notification laws, including under the SEC’s disclosure rules, and subject us to private third party or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. These risks also exist in companies that license our brand, that we partner with or invest in that use separate information systems.

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

Complex local, state, federal and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy, consumer protection, and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. Complying with these laws and regulations is costly and can delay or impede the development of new services or the continued use of existing services or data.

If we fail or are perceived to have failed to comply with applicable privacy, consumer protection, and data protection laws, or to properly respond to or honor individual requests under such laws, we may face enforcement actions, regulatory investigations, and oversight, consent orders limiting our ability to use data or requiring data or model disgorgement, or claims for damages by guests and other affected parties. The matters could result in regulatory fines, civil actions, reputational harm, any of which could materially adversely effect on our operations, financial performance, and business. The amount and scope of insurance we maintain may not cover all types of claims that may arise.

Risks Related to Our Supply Chain

Increases in the costs of ingredients, restaurant equipment and other materials could adversely affect our financial results.

The prices for some of our ingredients, such as beef, avocados and other produce fluctuate due to factors beyond our control, such as limited sources, seasonal shifts, climate conditions or inclement weather, natural disasters, inflation, military and geopolitical conflicts and industry demand, including as a result of animal disease outbreaks, international commodity markets, food safety concerns, product recalls and government regulation. In addition, we source some ingredients (including avocados, tomatoes, beef, pork, limes, peppers and spices), restaurant equipment, packaging and paper products outside the U.S. (including from Mexico, Canada and China), which could subject them to increased tariffs, trade sanctions or taxes. We try to mitigate future price risk through forward contracts, strong partnerships with key suppliers, directly managing key raw material procurement and diversifying our supply base and countries of origin; however, these activities may not fully insulate us from increases in costs, which could have an adverse impact on our profitability.

We also could be adversely impacted by price increases specific to meats raised in accordance with our Responsibly Raised animal welfare criteria, and ingredients grown in accordance with our Food with Integrity specifications, the markets for which are generally smaller and more concentrated than the markets for conventionally raised or grown ingredients. Any increase in the prices of the ingredients most critical to our menu, such as chicken, beef, dairy (for cheese, sour cream and queso), avocados, tortillas and pork, would have a particularly adverse effect on our operating results. If the cost of one or more ingredients significantly increases, we may choose to temporarily suspend serving menu items that use those ingredients, such as guacamole or one of our proteins, rather than pay the increased cost. Any such changes to our available menu may negatively impact our restaurant traffic and could adversely impact our sales and brand.

Shortages or interruptions in the supply of ingredients could adversely affect our operating results.

Our business is dependent on frequent and consistent deliveries of ingredients that comply with our Food with Integrity specifications, such as dairy (for cheese, sour cream and queso), and beef, pork and chicken that meets our Responsibly Raised requirements. We may experience shortages, delays or interruptions in the supply of ingredients and other supplies to our restaurants due to higher or more lucrative demand from other sources; inclement weather or natural disasters; animal disease outbreaks (such as avian flu); social or labor unrest; shortages of agricultural workers (including due to changes in immigration laws); operational disruptions at our suppliers, distributors or transportation providers (including due to cyberattacks, malware or ransomware); financial distress or insolvency of suppliers or distributors, or the inability of suppliers or distributors to manage adverse business conditions; or other conditions beyond our control. Several states have adopted, and others are considering adopting, extended producer requirement (EPR) laws covering end-of-life management of packaging, which aim to reduce waste and encourage sustainable product design through fees and processing requirements. We could incur shortages of or increased costs for certain food packaging we use due to changes made by our suppliers to comply with these EPR laws. In addition, we have a limited number of suppliers for some of our ingredients, including lemon and lime juice, tomatoes and adobo. Although we believe we have potential alternative suppliers and sufficient reserves of ingredients, shortages or interruptions in our supply of ingredients could adversely affect our financial results.

If our supply chain capacity does not expand to support our new restaurant growth, our long-term growth goals could be impaired or delayed.

We have set aggressive goals for the number of new restaurants we plan to open over the next few years. Even in the absence of extraordinary disruptions, we may not be able to increase the capacity of our supply chain to keep pace with our growth and fully meet our future business needs. We have experienced and may in the future experience limited available supplies of Responsibly Raised proteins and ingredients that meet our Food with Integrity specifications. In addition, we rely on independent third-party distributors to maintain an inventory of our ingredients and supplies, and deliver them to our restaurants on a timely, as needed basis. There can be no assurance that our suppliers or distributors will be able to accommodate our planned growth or continue to supply required ingredients at preferential prices or at all. The inability of our suppliers to accommodate our growth in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations, and prospects.

Legal and Regulatory Risks

We could be party to litigation or other legal proceedings that could adversely affect our business, results of operations and reputation.

We have been and will continue to be subject to litigation and other legal proceedings that may adversely affect our business, including claims brought by employees, guests, government agencies, suppliers, distributors, shareholders, job applicants or others. These proceedings may be in the form of private actions, administrative proceedings, government enforcement or regulatory actions and litigation on a class or collective basis on behalf of what can be a large group of potential claimants. These legal proceedings have involved, and in the future may involve, allegations of illegal, unfair or inconsistent employment practices, including those governing wage and hour, employment of minors, discrimination, harassment, wrongful termination, fair scheduling, pay disclosure and vacation and family leave laws; food safety issues including food-borne illness, food contamination and adverse health effects from consumption of our food products; data security or privacy incidents or violations of related laws; discrimination against guests or job applicants; personal injury in our restaurants; marketing and advertising claims, including claims that our Food with Integrity, marketing, nutrition, or sustainability claims are misleading or inaccurate or that price-related disclosures are misleading; infringement of patent, copyright or other intellectual property rights; violation of the federal securities laws; workers’ compensation; or other concerns. We are party to multiple lawsuits and governmental audits alleging violations of federal and state employment laws, including wage and hour and predictive scheduling claims, and we could be involved in similar or even more significant litigation and legal proceedings in the future. Even if the allegations against us are unfounded or we ultimately are held not liable, the costs to defend ourselves may be significant and the proceedings may divert management's attention away from operating our business, all of which could negatively impact our financial condition and results of operations. A judgment significantly greater than any applicable insurance coverage or third-party indemnity could materially adversely affect our financial condition or results of operations. In addition, adverse publicity resulting from claims may damage our reputation.

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
•privacy and data security (including regulations governing the protection of personal information, advertising and marketing, access by children, biometrics, surveillance, artificial intelligence, health-related information and financial information);
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

Our growth depends on our ability to open new restaurants at an aggressive rate and operate them profitably as soon as possible. The cost of opening new restaurants has continued to increase due to construction labor inflation and increased costs of materials and equipment. In addition, we incur substantial startup expenses each time we open a new restaurant, and it can take around 36 months to ramp up the sales and profitability of a new restaurant, during which time costs may be higher as we train new employees and build up a guest base. If we are unable to build the guest base that we expect or fail to overcome the higher startup expenses associated with new restaurants, our new restaurants may not be as profitable as our existing restaurants. In addition, the opening of new restaurants may negatively impact the profitability of existing restaurants that are located nearby.

Our ability to open and profitably operate new restaurants also is subject to risks, such as the identification and availability of desirable locations; the negotiation of acceptable lease terms; the need to obtain required governmental permits (including zoning approvals and liquor licenses) and comply with other regulatory requirements; the availability of capable contractors and subcontractors; increases in the cost and decreases in the availability of labor and building material; changes in weather, natural disasters, pandemics or other acts of God that could delay construction and adversely affect guest traffic; our ability to hire and train qualified management and restaurant employees; and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated sales and earnings in future periods. Our timeline for completing construction also has gotten longer, due to landlord reluctance to commit to building in light of fluctuating interest rates, tight money supply and general economic conditions, and due to backlogs and long wait times for us to obtain required permits and utility hookups.

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

As of December 31, 2025, we owned over 4,000 Chipotle restaurants and we plan to open a significant number of new restaurants in the next several years, working towards our long-term goal of 7,000 restaurants in the U.S. and Canada. Our existing restaurant management systems, back-office technology systems and processes, financial and management controls, information systems and staffing may not be adequate to support our growing business. To effectively manage a larger number of restaurants, we may need to upgrade and expand our infrastructure and information systems, automate more processes that currently are manual or require manual intervention and hire, train and retrain restaurant employees and corporate support staff, all of which may result in increased costs and at least temporary inefficiencies. We also believe our culture is an important contributor to our success, and as we continue to grow it may be increasingly difficult to embed and maintain our culture across the company. Our failure to sufficiently invest in our infrastructure and information systems and maintain our strong staffing and culture could harm our brand and operating results.

If we partner with third parties or acquire new businesses that do not align with our core values or that do not fulfill their contractual responsibilities and commitments, our brand reputation and international growth plans could suffer.

Our global growth strategy includes expanding our existing restaurant footprint and introducing Chipotle in new international jurisdictions in which we currently do not operate. The success of our strategy will depend on our identifying and partnering with new business partners, including licensees, joint venture partners, suppliers and distributors, and may include identifying suitable acquisition targets in these new jurisdictions that align with our core values. As of December 31, 2025, we had 14 international partner-operated Chipotle restaurants in the Middle East in partnership with the Alshaya Group, and we have plans to open more partner-operated Chipotle restaurants in the Middle East, Mexico and Asia. We believe guests expect the same high quality food and excellent customer service at partner-operated restaurants as they receive in Chipotle-owned and operated restaurants. We provide extensive training to our business partners and we require compliance with specific food quality and safety standards and guest service levels in our agreements with business partners; however, we do not have direct control over the partner-operated restaurants, and the quality and service in those restaurants may be less than the quality and service of Chipotle-owned restaurants. Failure of our business partners to adhere to our high food quality and operating standards, comply with applicable law, adhere to high ethical standards, and create a culture of respect in the partner-operated restaurants could damage our brand reputation, domestically and internationally, and impair our international expansion plans. New partnerships and/or acquisitions also may divert management’s attention from other initiatives and/or day-to-day operations, which could adversely affect our business and results of operations.

Risks Related to Sustainability Factors

We are subject to evolving public disclosure obligations, including with respect to sustainability matters, which could expose us to numerous risks and could adversely affect our reputation and results of operations.

We are subject to evolving disclosure obligations promulgated by governmental and regulatory organizations relating to sustainability factors that impact our business. These disclosure obligations are complex and not always consistent, making compliance difficult and uncertain. We have incurred and expect to continue to incur increased expenses and management time and attention to comply with these disclosure obligations and stakeholder expectations. For example, measuring Scope 1, 2 and 3 greenhouse gas emissions relating to our business, developing reduction plans and initiatives, and creating and disclosing achievable reduction goals can be costly, difficult and time consuming and is subject to evolving reporting standards, including California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, and similar proposals by other national, local and international regulatory agencies. We may also communicate certain initiatives, goals and strategies regarding environmental sustainability and human capital management related matters, such as workforce metrics, responsible sourcing and social investments in our SEC filings or in other public disclosures. We previously announced that we had set science-based targets validated by the Science Based Targets Initiative to reduce absolute Scope 1, 2 and 3 greenhouse gas emissions 50% by 2030 from a 2019 base year, and achievement of this goal is subject to risks and uncertainties, including the challenge of lowering emissions from a 2019 base year as the number of restaurants we operate has increased significantly since 2019 and continues to increase. Achievement of this goal may prove to be more difficult and costly than we anticipate.

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

Adverse weather conditions have impacted and may again impact guest traffic at our restaurants and, in more severe cases such as hurricanes, tornadoes, wildfires or other natural disasters, cause temporary restaurant closures, all of which negatively impact our restaurant sales. In addition, our supply chain is subject to increased costs caused by the effects of severe, volatile weather, extended droughts and diminished energy and water resources. Increasing weather volatility and changes in global weather patterns could reduce crop size and crop quality, or destroy crops altogether, which could result in decreased availability or higher pricing for our produce and other ingredients. We may be forced to source ingredients from new geographic regions, which could impact quality and taste, and increase our costs. These factors are beyond our control and may be unpredictable. Climate change and government regulation relating to climate change mitigation also could result in construction delays for new restaurants and interruptions to the availability or increases in the cost of utilities. The ongoing and long-term costs of these impacts related to climate change and other sustainability-related issues could have a material adverse effect on our business and financial condition if we are not able to mitigate them.

Risks Related to Macroeconomic Conditions

Our financial condition and results of operations have been, and may continue to be, adversely affected by a number of macroeconomic and other factors, many of which are largely outside our control.

Restaurant dining generally is dependent upon consumer discretionary spending, which may be affected by macroeconomic conditions that are beyond our control. A prolonged economic downturn or slow recovery may reduce consumer spending, leading to lower demand or shifts to lower-priced options. Factors such as unemployment, inflation, interest rate changes, taxes, access to credit, public health crises, trade disputes, and geopolitical instability can all impact consumer behavior, including discretionary spending, potentially reducing demand for our products. A significant decrease in guest traffic or average transaction size would negatively impact our financial performance. If economic uncertainty persists, guests may adopt lasting changes in spending habits, potentially affecting our sales, profitability, and growth plans.

Our operating results have been, and will continue to be, subject to a number of other macroeconomic and other factors, many of which are largely outside our control. Any one or more of the factors listed below could have a material adverse impact on our business, financial condition, or results of operations:
•Rising real estate costs in certain markets;
•Supply chain disruptions;
•Climate change and extreme weather affecting costs and availability of ingredients;
•Changes in tax laws and government regulations, such as the One Big Beautiful Bill Act, enacted in the U.S. in July 2025;
•Adverse litigation outcomes;
•Inflation and interest rate fluctuations;
•Natural or man-made disasters disrupting major markets;
•Government shutdowns and election-related impacts globally, including regime change and political and civil unrest;
•Terminations of or changes in existing trade agreements among the countries in which we purchase ingredients; and
•Tariffs imposed on commodities or goods, including recent tariffs imposed or threatened to be imposed by the U.S. on other countries, and any retaliation measures taken by such countries.

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

Failure to meet market expectations for our financial performance or any announced guidance will likely adversely affect the market price and increase the volatility of our stock, and fluctuations in the stock market as a whole may also impact the market price and volatility of our stock.

We have in the past failed, and may in the future fail, to meet our forecasted guidance or market expectations, which has adversely affected, and could in the future adversely affect, the market price of our stock. Any guidance we provide is based on certain assumptions at the time the guidance is given, which may or may not prove to be correct. Failure to meet announced guidance or market expectations of future results, particularly with respect to our operational and financial results and shareholder returns, whether due to our assumptions not being met or the impact of various risks and uncertainties, will likely result in either or both a decline in or increased volatility in the market price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance.

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
•taxes, new or increased tariffs or trade sanctions, asset impairment charges and non-operating costs; and
•macroeconomic conditions described above.

For these reasons, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. A significant or sudden decrease in our stock price could entice an activist shareholder to initiate a campaign against the Company. If we are the target of public activism, it could cause us to incur significant costs, including legal expenses, divert the attention of our management and Board, create uncertainty about our strategic direction and cause stock price volatility that is unrelated to our business fundamentals.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
As a global company, we are regularly subject to cyberattacks and other cybersecurity incidents. In response, we have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage cybersecurity risks. As part of our enterprise risk management program, we consider cybersecurity risk alongside other company risks as part of our overall risk assessment process. Our enterprise risk management team collaborates with our Information Security function, led by our Chief Information Security Officer (“CISO”) and our President, Chief Strategy and Technology Officer (“CSTO”), to gather insights for assessing, identifying and managing cybersecurity threat risks, the severity of the risks, and potential mitigations. We also are a member of an industry cybersecurity intelligence and risk sharing organization to stay abreast of changes in the cybersecurity environment.
We assess Chipotle’s Information Security program using an industry cybersecurity framework from the National Institute of Standards and Technology (NIST). This program includes policies, processes and procedures that help us assess and identify our cybersecurity risks and inform how our security measures and controls are developed, implemented and maintained. We use the risk assessment along with risk-based analysis and judgment to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and third parties we work with if a risk materializes, feasibility and cost of controls and impact of controls on operations.
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
Our processes also address cybersecurity risks associated with our use of third-party service providers including suppliers, software and cloud-based service providers, as well as third-party security firms used in different capacities to provide or operate some of our cybersecurity controls and technology systems. We proactively evaluate the cybersecurity risk of a third party by utilizing a repository of risk assessments, external monitoring sources, threat intelligence and predictive analytics to better inform Chipotle during contracting and vendor selection processes. Additionally, when third party risks are identified, we require those third parties to contractually agree to implement appropriate security controls. Security issues are documented and tracked, and periodic monitoring of third parties is conducted in an effort to mitigate risk.
In addition to the processes, technologies, and controls that we have in place to reduce the likelihood of a material cybersecurity incident (or series of related cybersecurity incidents), Chipotle has a written incident response plan outlining how to address cybersecurity events that occur. The plan sets forth the steps for coordination among various corporate functions and serves as a framework for the execution of responsibilities across businesses and operational roles. Our incident response plan is designed to help us coordinate actions to prepare for, detect, respond to and recover from cybersecurity incidents, and includes processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to assess the need for disclosure, comply with applicable legal obligations and mitigate the impact to our brand and reputation and on impacted parties. We also maintain insurance coverage that, subject to its terms and conditions, is intended to help us cover certain costs associated with cybersecurity incidents and information system failures.

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
Cybersecurity Governance
Our cybersecurity risk management and strategy processes are led by our CISO and our CSTO. These individuals have collectively over 50 years of professional experience in various roles across multiple industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing multiple industry and regulatory compliance environments. Both individuals previously held positions similar to their current roles at other large publicly traded organizations.
Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors (the “Board”) and management. Although cybersecurity risk oversight continues to remain a top priority for the Board, the Audit and Risk Committee of our Board has primary oversight responsibility for the Company’s cybersecurity and other technology risks. The Committee regularly reviews with and discusses cybersecurity, privacy and data security programs, the status of projects to strengthen internal cybersecurity, results from third-party assessments, and any significant cybersecurity incidents, including recent incidents at other companies and the emerging threat landscape with our CISO and CSTO. The Committee also reviews with management the implementation and effectiveness of the Company’s controls to monitor and mitigate cybersecurity risks. In addition, our Board receives an annual report and quarterly written updates regarding our cybersecurity program.
ITEM 2. PROPERTIES
As of December 31, 2025, Chipotle and our consolidated subsidiaries owned and operated 4,042 restaurants. Our main office is located at 610 Newport Center Drive, Suite 1100, Newport Beach, CA 92660 and our telephone number is (949) 524-4000. We lease our main office and substantially all of the properties on which we operate restaurants. We own 17 properties and operate restaurants on all of them. For additional information regarding the lease terms and provisions, see Note 1. “Description of Business and Summary of Significant Accounting Policies” and Note 9. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
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
As of January 30, 2026, there were approximately 2,652 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the fourth quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Purchased 10/1 through 10/31	5,104,055	$38.89	5,104,055	$453,758,675
Purchased 11/1 through 11/30	10,929,053	$31.30	10,929,053	$111,656,732
Purchased 12/1 through 12/31	5,688,884	$35.33	5,688,884	$1,710,669,225
Total	21,721,992	$34.14	21,721,992
(1)Shares were repurchased pursuant to repurchase authorizations announced on July 23, 2025, September 15, 2025, and December 8, 2025.
(2)The December total includes $1.8 billion in additional authorizations approved by our Board of Directors on December 4, 2025 and announced on December 8, 2025. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
The following graph compares the cumulative annual stockholders return on our common stock from December 31, 2020, through December 31, 2025, to that of the total return index for the S&P 500 and the S&P 500 Restaurants Index assuming an investment of $100 on December 31, 2020. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. The values shown are neither indicative nor determinative of future performance. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Chipotle Mexican Grill, Inc., the S&P 500 Index and the S&P 500 Restaurant Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Chipotle Mexican Grill, Inc.
S&P 500
S&P 500 Restaurants

Company/Index	2020	2021	2022	2023	2024	2025
Chipotle Mexican Grill, Inc.	$100	$126	$100	$165	$217	$134
S&P 500	100	129	106	133	167	196
S&P 500 Restaurants	100	123	113	129	136	136
*$100 invested on December 31, 2020, in stock or index, including reinvestment of dividends.
Fiscal year ended December 31, 2025.
Source data: Bloomberg
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2025 items and year-to-year comparisons of 2025 to 2024. Discussions of 2023 items and year-to-year comparisons of 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2024. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that might cause such differences include those described in Item 1A. “Risk Factors”, 7A. "Quantitative and Qualitative Disclosure About Market Risk", and elsewhere in this report.
Overview
As of December 31, 2025, we owned 3,938 Chipotle restaurants throughout the United States, and 104 international Chipotle restaurants. Additionally, we had 14 international partner-operated restaurants. We manage our U.S. operations based on 11 regions and aggregate our operations to one reportable segment.
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
2025 Financial Highlights, year-over-year:
•Total revenue increased 5.4% to $11.9 billion
•Comparable restaurant sales decreased 1.7%
•Diluted earnings per share was $1.14, a 2.7% increase from $1.11
Sales Trends. Comparable restaurant sales decreased 1.7% for the year ended December 31, 2025. The decrease is attributable to lower transactions of 2.9%, partially offset by a 1.2% increase in average check. Comparable restaurant sales represent the change in period-over-period total revenue for company-owned restaurants in operation for at least 13 full calendar months. Digital sales represented 36.7% of total food and beverage revenue. For 2026, management is anticipating comparable restaurant sales to be about flat.
Restaurant Development. During the year ended December 31, 2025, we opened 334 company-owned restaurants, which included 257 restaurants with a Chipotlane. We expect to open approximately 350 to 370 restaurants in 2026, which includes 10 to 15 international partner-operated restaurants. We expect around 80% of our new company-owned restaurants will include a Chipotlane.
Partner-Operated Restaurants. During the year ended December 31, 2025, 11 partner-operated restaurants were opened in the Middle East.

Restaurant Activity
The following table details company-owned restaurant unit data for the years indicated.

	Year ended December 31,
	2025	2024
Beginning of period	3,726	3,437
Openings	334	304
Permanent closures	(13)	(7)
Relocations	(5)	(8)
Total at end of period	4,042	3,726
The following table details partner-operated restaurant unit data for the years indicated.

	Year ended December 31,
	2025	2024
Beginning of period	3	-
Openings	11	3
Total at end of period	14	3
Results of Operations
Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.
Revenue

	Year ended December 31,		Percentage
	2025	2024	change
	(dollars in millions)
Food and beverage revenue	$11,866.1	$11,247.4	5.5%
Delivery service revenue	59.6	66.5	(10.4%)
Total revenue	$11,925.6	$11,313.9	5.4%
Average restaurant sales (1)	$3.104	$3.213	(3.4%)
Comparable restaurant sales increase/(decrease)	(1.7%)	7.4%
Transactions	(2.9%)	5.3%
Average check	1.2%	2.1%
Menu price increase	2.1%	2.9%
Check mix	(0.9%)	(0.8%)
(1)Average restaurant sales refers to the average trailing 12-month food and beverage revenue for company-owned restaurants in operation for at least 12 full calendar months.

The following is a summary of the change in restaurant sales for the period indicated:

Year ended
(dollars in millions)
For the period ended December 31, 2024	$11,313.9
Change from:
Comparable restaurant sales	(191.3)
Restaurants not yet in comparable base opened in 2025	327.0
Restaurants not yet in comparable base opened in 2024	481.8
Closures	(31.6)
Other (1)	25.8
For the period ended December 31, 2025	$11,925.6
(1)Other includes the impact of gift card breakage adjustments, as $20.1 million of additional gift card breakage revenue was recorded during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Food, Beverage and Packaging Costs

	Year ended December 31,		Percentage
	2025	2024	change
	(dollars in millions)
Food, beverage and packaging	$3,527.0	$3,374.5	4.5%
As a percentage of total revenue	29.6%	29.8%	(0.2%)
Food, beverage and packaging costs decreased 0.2% as a percentage of total revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a 0.6% benefit from menu price increases and, to a lesser extent, cost of sales efficiencies. These decreases were partially offset by 0.4% of inflation, primarily beef and chicken, and a 0.2% impact from tariffs enacted in 2025.
We estimate that the tariffs enacted in 2025 will impact food, beverage and packaging costs by about 15 basis points on an ongoing basis. These estimates could vary based on future tariff policy changes.
Labor Costs

	Year ended December 31,		Percentage
	2025	2024	change
	(dollars in millions)
Labor costs	$2,991.7	$2,789.8	7.2%
As a percentage of total revenue	25.1%	24.7%	0.4%
Labor costs increased 0.4% as a percentage of total revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a 0.7% impact from lower sales volumes and 0.4% from restaurant wage inflation. This increase is partially offset by a 0.5% benefit from menu price increases.

Occupancy Costs

	Year ended December 31,		Percentage
	2025	2024	change
	(dollars in millions)
Occupancy costs	$624.9	$563.4	10.9%
As a percentage of total revenue	5.2%	5.0%	0.2%
Occupancy costs increased 0.2% as a percentage of total revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to the impact from lower sales volumes, as a 0.1% benefit from menu price increases was offset by expenses associated with new restaurants.
Other Operating Costs

	Year ended December 31,		Percentage
	2025	2024	change
	(dollars in millions)
Other operating costs	$1,755.8	$1,568.5	11.9%
As a percentage of total revenue	14.7%	13.9%	0.8%
Other operating costs increased 0.8% as a percentage of total revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to the impact from several items, primarily 0.5% of higher marketing and promotional activities, 0.2% of lower sales volumes, and 0.2% of inflation in natural gas and electricity. This increase was partially offset by a 0.2% benefit from menu price increases.
General and Administrative Expenses

	Year ended December 31,		Percentage
	2025	2024	change
	(dollars in millions)
General and administrative expenses	$652.0	$697.5	(6.5%)
As a percentage of total revenue	5.5%	6.2%	(0.7%)

The following is a summary of the change in general and administrative expenses for the period indicated:

Year ended
(dollars in millions)
For the period ended December 31, 2024	$697.5
Change from:
Stock-based compensation, excluding August 2024 retention awards	(31.8)
Performance bonuses	(28.0)
Legal contingencies	(22.5)
Conferences, primarily biennial All Managers’ Conference	(16.2)
Legal services	4.3
Outside services related to corporate initiatives	11.1
Wages	17.6
Stock-based compensation, August 2024 retention awards	17.7
Other	2.4
For the period ended December 31, 2025	$652.0
Depreciation and Amortization

	Year ended December 31,		Percentage
	2025	2024	change
	(dollars in millions)
Depreciation and amortization	$361.4	$335.0	7.9%
As a percentage of total revenue	3.0%	3.0%	-%
Depreciation and amortization remained flat as a percentage of total revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024. Increased depreciation expense associated with existing restaurants and the impact from lower sales volumes was offset by the benefit of menu price increases.
Interest and Other Income, Net

	Year ended December 31,		Percentage
	2025	2024	change
	(dollars in millions)
Interest and other income, net	$73.7	$93.9	(21.5%)
As a percentage of total revenue	0.6%	0.8%	(0.2%)
Interest and other income, net decreased in dollar terms for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to lower investment balances in U.S. Treasury securities and money market funds and decreased interest income due to lower interest rates in the current year.

Provision for Income Taxes

	Year ended December 31,		Percentage
	2025	2024	change
	(dollars in millions)
Provision for income taxes	$473.8	$476.1	(0.5%)
Effective income tax rate	23.6%	23.7%	(0.1%)
The effective income tax rate decreased 0.1% for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to increases in U.S. federal income tax credits of 0.3% and lower nondeductible expenses of 0.2%. These decreases were partially offset by a 0.4% reduction in tax benefits related to option exercises and equity vesting.
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
Liquidity and Capital Resources
Cash and Investments
As of December 31, 2025, we had a cash and marketable investments balance of $1.1 billion, non-marketable investments of $106.0 million, and $35.4 million of restricted cash. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: repurchase additional shares of our common stock subject to market conditions; invest in, maintain, and refurbish our existing restaurants; and for general corporate purposes. As of December 31, 2025, $1.7 billion remained available for repurchases of shares of our common stock. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.
Borrowing Capacity
As of December 31, 2025, we had $500.0 million of undrawn borrowing capacity under a revolving credit facility.
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
Our total capital expenditures for 2025 were $666.3 million. In 2025, we spent on average about $1.5 million in development and construction costs per new restaurant, or about $1.3 million net of landlord reimbursements of $0.2 million. In 2026, we expect to incur about $834.1 million in total capital expenditures. We expect approximately $531.8 million in capital expenditures related to our construction of new restaurants, before any reductions for landlord reimbursements. We expect the average investment cost for new restaurants opening in 2026 will be slightly higher than the average investment costs for those opened in 2025. We expect approximately $266.9 million in capital expenditures related to investments in existing restaurants including remodeling and similar improvements, new equipment and hardware, and technology to optimize efficiencies. Finally, we expect a portion of our incurred capital expenditures to be for additional corporate initiatives including investments in technology to boost innovation, enhance the guest experience, and improve operations.
The following table summarizes current and long-term material cash requirements as of December 31, 2025, which we expect to fund primarily with operating cash flows:

	Payments Due by Fiscal Year
	Total	2026	2027-2028	2029-2030	Thereafter
	(dollars in millions)
Operating leases(1)	$8,309	$569	$1,228	$1,157	$5,355
Purchase obligations(2)	1,887	1,135	701	34	17
Total	$10,196	$1,704	$1,929	$1,191	$5,372
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
Cash Flows
Cash provided by operating activities was $2.1 billion for the year ended December 31, 2025, compared to $2.1 billion for the year ended December 31, 2024. The balance was flat as an increase in operating cash flows due to the timing of tax-related payments, including the impacts of H.R.1 - One Big Beautiful Bill Act, was offset by other changes in non-tax operating assets and liabilities.
Cash used in investing activities was $35.1 million for the year ended December 31, 2025, compared to $837.5 million for the year ended December 31, 2024. The change was primarily associated with an $895.3 million decrease in investment purchases net of investment maturities. This was partially offset by increased capital expenditures of $72.7 million primarily related to costs associated with new restaurant development.
Cash used in financing activities was $2.5 billion for the year ended December 31, 2025, compared to $1.1 billion for the year ended December 31, 2024. The change was primarily due to increased repurchases of common stock of $1.4 billion.

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
Operating lease assets and liabilities are recognized at the lease commencement date, which is the date we control the use of the property. Operating lease liabilities represent the present value of lease payments not yet paid. We made the policy election to combine lease and non-lease components. We consider fixed common area maintenance (“CAM”) part of our fixed future lease payments; therefore, fixed CAM is also included in our operating lease liability. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As we have no outstanding debt, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.
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
The fair value measurement for asset impairment is generally based on Level 3 inputs. We first compare the carrying value of the asset (or asset group, referred interchangeably throughout as asset) to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value. The estimated fair value of the asset is generally determined using the income approach to measure the fair value, which is based on the present value of estimated future cash flows. Key inputs to the income approach for restaurant assets include the discount rate, projected revenue and expenses, and sublease income to the extent applicable. In certain cases, management uses other market information, when available, to estimate the fair value of an asset. The impairment charges represent the excess of each asset’s carrying amount over its estimated fair value and are allocated among the long-lived asset or assets of the group.
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

Stock-based Compensation
We recognize compensation expense for equity awards over the requisite service period based on the award’s fair value. Under our stock incentive plans, we issue stock-only stock appreciation rights ("SOSARs"), restricted stock units ("RSUs"), and performance stock units ("PSUs"). We use the Black-Scholes valuation model to determine the fair value of our SOSARs, and we use a Monte Carlo simulation model to determine the fair value of PSUs that contain market conditions. Both of these models require assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility and the expected life assumptions are based on our historical data. Similarly, the compensation expense of PSUs is based in part on the estimated probability of achieving levels of performance associated with particular levels of payout for PSUs. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, including but not limited to growth in restaurant cash flow dollars, average restaurant level operating margin, and growth in new restaurant openings, and different assumptions may have resulted in different conclusions regarding the probability of achieving future levels of performance relevant to the payout levels for the awards. If we change our estimates of stock price volatility or expected lives of our SOSARs, or if we change our assumptions regarding the probability of achieving future levels of performance with respect to PSUs, our stock-based compensation expense and results of operations may be materially impacted.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Commodity Price Risks
We are exposed to commodity price risks. The prices of many of the ingredients we use to prepare our food, as well as our packaging materials, kitchen equipment, construction material and utilities to run our restaurants, are affected by the price of other commodities, exchange rates, trade tariffs, limited sources, geopolitical conflict, animal disease outbreaks, weather, natural disaster, seasonality, availability, and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices in industry indices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing protocols with suppliers can remain in effect for periods ranging from one to 24 months, depending on the outlook for prices of the particular ingredient. In some cases, we agree to minimum purchase obligations. We work to diversify the number of suppliers and geographic locations for our ingredients, packaging, equipment, construction and utilities, which we believe can help mitigate pricing volatility and supply continuity risks, and we monitor industry news, trade tariffs, exchange rates, foreign demand, weather, geopolitical crises and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in guest resistance. We also could experience shortages of key ingredients for many unforeseen reasons, such as crop damage due to natural disasters or inclement weather, if our suppliers decide to close, restrict operations or divert supply to other sales channels, or due to industry-wide shipping and freight delays.
Changing Interest Rates
We are exposed to interest rate risk through interest rate fluctuations on our investments. As of December 31, 2025, we had $1.3 billion in cash and cash equivalents, current and long-term investments, and restricted cash, of which the substantial majority are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Chipotle Mexican Grill, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chipotle Mexican Grill, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2026 expressed an unqualified opinion thereon.
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

Evaluation of stock-based compensation performance condition assumptions

Description of the Matter
The Company incurred $121.4 million in stock-based compensation expense during the year ended December 31, 2025. Approximately 2,190,000 of the Company’s vested and non-vested stock awards were subject to performance conditions during the year ended December 31, 2025. As described in Notes 1 and 8 of the consolidated financial statements, the Company records the grant date fair value of the performance stock awards and expenses the fair value of the performance stock awards subject to service conditions over the respective vesting period. Stock-based compensation expense of stock awards subject to performance conditions is based on the estimated probability of achieving levels of performance associated with particular levels of payout. Additionally, at each reporting period, the Company evaluates the probable outcome of the performance conditions including consideration of significant assumptions and as applicable, recognizes the cumulative effect of the change in estimate in the period of the change.

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
Irvine, California
February 4, 2026

CHIPOTLE MEXICAN GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$350,545	$748,537
Accounts receivable, net	156,466	143,963
Inventory	49,508	48,942
Prepaid expenses and other current assets	120,450	97,538
Income tax receivable	91,393	67,229
Investments	698,591	674,378
Total current assets	1,466,953	1,780,587
Leasehold improvements, property and equipment, net	2,679,361	2,390,126
Long-term investments	197,123	868,025
Restricted cash	35,364	29,842
Operating lease assets	4,463,010	4,000,127
Other assets	130,781	113,728
Goodwill	21,939	21,939
Total assets	$8,994,531	$9,204,374
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$212,813	$210,695
Accrued payroll and benefits	250,126	261,913
Accrued liabilities	182,448	179,747
Unearned revenue	240,375	238,577
Current operating lease liabilities	302,380	277,836
Total current liabilities	1,188,142	1,168,768
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	4,773,434	4,262,782
Deferred income tax liabilities	125,674	46,208
Other liabilities	76,674	71,070
Total liabilities	6,163,924	5,548,828
Shareholders' equity:
Common stock, $0.01 par value, 11,500,000 shares authorized, 1,304,360 and 1,358,751 shares issued as of December 31, 2025 and 2024, respectively	13,044	13,586
Additional paid-in capital	2,204,944	2,078,010
Accumulated other comprehensive loss	(7,289)	(10,282)
Retained earnings	619,908	1,574,232
Total shareholders' equity	2,830,607	3,655,546
Total liabilities and shareholders' equity	$8,994,531	$9,204,374
See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Food and beverage revenue	$11,866,051	$11,247,384	$9,804,124
Delivery service revenue	59,550	66,469	67,525
Total revenue	11,925,601	11,313,853	9,871,649
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	3,526,992	3,374,516	2,912,564
Labor	2,991,680	2,789,789	2,440,982
Occupancy	624,898	563,374	503,264
Other operating costs	1,755,824	1,568,482	1,428,747
General and administrative expenses	652,017	697,483	633,584
Depreciation and amortization	361,382	335,030	319,394
Pre-opening costs	49,507	41,897	36,931
Impairment, closure costs, and asset disposals	27,503	26,949	38,370
Total operating expenses	9,989,803	9,397,520	8,313,836
Income from operations	1,935,798	1,916,333	1,557,813
Interest and other income, net	73,721	93,897	62,693
Income before income taxes	2,009,519	2,010,230	1,620,506
Provision for income taxes	473,758	476,120	391,769
Net income	$1,535,761	$1,534,110	$1,228,737
Earnings per share:
Basic	$1.15	$1.12	$0.89
Diluted	$1.14	$1.11	$0.89
Weighted-average common shares outstanding:
Basic	1,337,336	1,368,343	1,377,768
Diluted	1,342,616	1,376,555	1,385,500
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$2,993	$(3,625)	1,231
Comprehensive income	$1,538,754	$1,530,485	$1,229,968
See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	1,865,992	$18,660	$1,811,017	484,651	$(4,282,014)	$4,828,248	$(7,888)	$2,368,023
Stock-based compensation	-	-	126,686	-	-	-	-	126,686
Stock plan transactions and other	8,147	81	91	-	-	-	-	172
Repurchase of common stock	-	-	-	18,192	(662,642)	-	-	(662,642)
Net income	-	-	-	-	-	1,228,737	-	1,228,737
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	1,231	1,231
Balance, December 31, 2023	1,874,139	18,741	1,937,794	502,843	(4,944,656)	6,056,985	(6,657)	3,062,207
Stock-based compensation	-	-	134,635	-	-	-	-	134,635
Stock plan transactions and other	6,284	62	5,581	-	-	-	-	5,643
Repurchase of common stock	(14,506)	(145)	-	4,323	(249,540)	(827,739)	-	(1,077,424)
Retirement of treasury stock	(507,166)	(5,072)		(507,166)	5,194,196	(5,189,124)		-
Net income	-	-	-	-	-	1,534,110	-	1,534,110
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	(3,625)	(3,625)
Balance, December 31, 2024	1,358,751	13,586	2,078,010	-	-	1,574,232	(10,282)	3,655,546
Stock-based compensation	-	-	121,372	-	-	-	-	121,372
Stock plan transactions and other	2,441	26	5,562	-	-	-	-	5,588
Repurchase of common stock	(56,832)	(568)	-	-	-	(2,490,085)	-	(2,490,653)
Net income	-	-	-	-	-	1,535,761	-	1,535,761
Other comprehensive income/(loss), net of income taxes	-	-	-	-	-	-	2,993	2,993
Balance, December 31, 2025	1,304,360	$13,044	$2,204,944	-	$-	$619,908	$(7,289)	$2,830,607
See accompanying notes to consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2025	2024	2023
Operating activities
Net income	$1,535,761	$1,534,110	$1,228,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361,382	335,030	319,394
Deferred income tax provision	79,483	(42,937)	(9,505)
Impairment, closure costs, and asset disposals	26,576	24,582	37,025
Provision for credit losses	(657)	215	1,570
Stock-based compensation expense	119,543	131,730	124,016
Other	(14,661)	(3,472)	(13,080)
Changes in operating assets and liabilities:
Accounts receivable	(11,383)	(29,274)	(11,216)
Inventory	(710)	(9,797)	(3,649)
Prepaid expenses and other current assets	(33,042)	9,244	(39,211)
Operating lease assets	332,685	285,587	254,241
Other assets	(5,155)	(17,690)	4,204
Accounts payable	(7,449)	8,467	5,313
Accrued payroll and benefits	(12,113)	34,857	57,048
Accrued liabilities	(10,499)	27,284	3,188
Unearned revenue	40,710	46,139	35,685
Income tax payable/receivable	(24,125)	(14,363)	(5,237)
Operating lease liabilities	(258,228)	(217,894)	(214,477)
Other long-term liabilities	(4,192)	3,258	9,431
Net cash provided by operating activities	2,113,926	2,105,076	1,783,477
Investing activities
Purchases of leasehold improvements, property and equipment	(666,336)	(593,603)	(560,731)
Purchases of investments	(28,222)	(986,673)	(1,115,131)
Maturities of investments	659,476	722,637	729,853
Proceeds from sale of equipment	-	20,113	-
Net cash used in investing activities	(35,082)	(837,526)	(946,009)
Financing activities
Repurchase of common stock	(2,425,516)	(1,001,559)	(592,349)
Tax withholding on stock-based compensation awards	(49,458)	(74,229)	(69,146)
Other financing activities	4,076	2,089	843
Net cash used in financing activities	(2,470,898)	(1,073,699)	(660,652)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(416)	(1,635)	381
Net change in cash, cash equivalents, and restricted cash	(392,470)	192,216	177,197
Cash, cash equivalents, and restricted cash at beginning of year	778,379	586,163	408,966
Cash, cash equivalents, and restricted cash at end of year	$385,909	$778,379	$586,163
Supplemental disclosures of cash flow information
Income taxes paid	$423,481	$532,862	$400,229
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$89,429	$82,636	$76,415
Repurchase of common stock accrued in accounts payable and accrued liabilities	$22,958	$7,279	$5,643

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
We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of December 31, 2025, we own 4,042 restaurants including 3,938 Chipotle restaurants within the United States, and 104 international Chipotle restaurants. Additionally, we had 14 international partner-operated restaurants. We manage our U.S. operations based on 11 regions and aggregate our operations to one reportable segment. Additional details on the nature of our business and our reportable operating segment are included in Note 14. "Segment Reporting".
On June 26, 2024, we effected a 50-for-1 stock split of our common stock and proportionately increased the number of authorized shares of common stock. All share and per share information, including share-based compensation, throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the additional shares issued in the stock split was reclassified from capital in excess of par value to common stock. In the second quarter of 2024, we retired all treasury stock owned, which was recognized as a deduction from common stock for the shares' par value and the excess of cost over par as a deduction from retained earnings. All shares of common stock that we repurchase are immediately retired and not held as treasury stock.
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include our accounts, our wholly and majority owned subsidiaries, and investees we control after elimination of all intercompany accounts and transactions.
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
Accounts Receivable
Accounts receivable primarily consists of receivables from third party gift card distributors, delivery partners, interest receivable, insurance liabilities covered by third-party insurance carriers, and vendor rebates.

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
As of December 31, 2025 and 2024, our allowance for credit losses was $1,670 and $2,953, respectively.
Inventory
Inventory, consisting principally of food, beverages, and supplies, is valued at the lower of first-in, first-out cost or net realizable value.
Equity Method Investments
Investments in common stock or in-substance common stock are accounted for under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the earnings or losses as reported by the investees is included in interest and other income, net on the consolidated statements of income and comprehensive income. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in interest income and other income, net on our consolidated statements of income and comprehensive income.
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
Leasehold Improvements, Property and Equipment
Leasehold improvements, property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized. During the years ended December 31, 2025, 2024 and 2023, we capitalized $18,625, $17,624 and $15,385 of internal costs, respectively. Expenditures for refurbishments and improvements that significantly add to the productivity capacity or extend the useful life are capitalized, while expenditures for maintenance and repairs are expensed as incurred.
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
Operating lease assets and liabilities are recognized at the lease commencement date, which is the date we control the use of the property. Operating lease liabilities represent the present value of lease payments not yet paid. We made the policy election to combine lease and non-lease components. We consider fixed CAM as part of our fixed future lease payments; therefore, fixed CAM is also included in our lease liability. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the lease term including reasonably certain renewal periods. As we have no outstanding debt, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.
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
Goodwill
Goodwill is not subject to amortization, but instead is tested for impairment annually in the fourth quarter, or more frequently when impairment indicators are present and we are required to record any necessary impairment adjustments. Impairment is measured as the excess of the carrying value over the fair value of the goodwill. No impairment charges were recognized on goodwill for the years ended December 31, 2025, 2024 and 2023.
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
We evaluate our tax filing positions and recognize a tax benefit from an uncertain tax position only if, based on its technical merits, it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes. The tax benefits recognized in the financial statements from such a position are measured based on the largest tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority. For uncertain tax positions that do not meet this threshold, we record a related tax reserve in the period in which it arises. We adjust our unrecognized tax benefit liability and provision for income taxes in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available that requires a change in recognition and/or measurement of the liability.
We recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes in our consolidated statements of income and comprehensive income. Accrued interest and penalties are included within the related tax reserve on our consolidated balance sheets.
We may acquire certain nonrefundable income tax credits from unrelated parties pursuant to applicable U.S. federal credit transfer provisions. Amounts paid to purchase such credits are recorded as an asset until the credits are applied to reduce our U.S. federal income tax liability. Consistent with the governing tax rules, the purchase price of acquired credits is not deductible for income tax purposes, and transferred credits do not qualify for refundable treatment. We recognize the benefit of these acquired credits as a reduction of our current provision for income taxes in the period in which the credits are utilized. Because acquired nonrefundable credits do not arise from temporary differences between the financial reporting bases and tax bases of assets or liabilities, we do not record deferred tax assets or liabilities related to these transactions.
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

Gift Cards
We sell gift cards that generally do not expire and we do not deduct non-usage fees from outstanding gift card balances. Gift card balances are initially recorded as unearned revenue. We recognize revenue from gift cards when the gift card is redeemed by the guest. Historically, the majority of gift cards are redeemed within one year. In addition, a portion of gift cards are not expected to be redeemed and will be recognized as breakage over time in proportion to gift card redemptions. The gift card breakage rate is based on company and program specific information, including historical redemption patterns, and expected remittance to government agencies under unclaimed property laws, if applicable. We evaluate our gift card breakage rate estimate annually, or more frequently as circumstances warrant, and apply that rate to gift card redemptions. For the years ended December 31, 2025, 2024 and 2023, we recognized gift card breakage revenue of $27,877, $7,760 and $1,162, respectively. Gift card liability balances are typically highest at the end of each calendar year following increased gift card sales during the holiday season; accordingly, revenue recognized from gift card liability balances is highest in the first quarter of each calendar year.
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
We defer revenue associated with the estimated selling price of points or rewards, when earned by guests, net of points or rewards we do not expect to be redeemed. The estimated selling price of each point or reward earned is based on the estimated value of the product for which the reward is expected to be redeemed. Our estimate of points and rewards we expect to be redeemed is based on historical and other company specific data. The costs associated with rewards redeemed are primarily included in food, beverage, and packaging on our consolidated statements of income and comprehensive income.
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
Advertising, Marketing and Promotional Costs
Advertising, marketing and promotional costs are expensed as incurred and totaled $364,160, $286,044 and $264,085 for the years ended December 31, 2025, 2024 and 2023, respectively. Advertising, marketing and promotional costs include costs related to free food which a guest does not need to make a purchase to earn. These costs are included in other operating costs on the consolidated statements of income and comprehensive income.

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
Compensation expense related to employees eligible to retire and retain full rights to the awards is recognized over 12 months which coincides with the service period required to earn the full award. We estimate forfeitures based on historical data when determining the amount of stock-based compensation costs to be recognized in each period. PSUs with performance or market vesting conditions generally vest based on our achievement versus stated targets or criteria over a three-year performance and service period. Performance goals are determined by the Board and include measures such as average restaurant operating margin, restaurant cash flow dollars, new restaurant unit growth, adjusted operating income and total shareholder return relative to our peer group. Compensation expense on stock awards subject to performance conditions, which is based on the quantity of awards we have determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been met. Some stock-based compensation awards are made to employees involved in our new restaurant development activities, and expense for these awards is recognized as capitalized development and included in leasehold improvements, property and equipment, net, on the consolidated balance sheets.
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

Recently Issued Accounting Standards
Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We have adopted and applied the guidance under the ASU for our year ended December 31, 2025, using the prospective transition method. See Note 6. "Income Taxes" in the accompanying notes to the consolidated financial statements for further detail.
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
2. Supplemental Balance Sheet Information
Prepaid expenses and other current assets were as follows:

	December 31,
	2025	2024
Prepaid expenses	$98,100	$80,253
Other current assets	22,350	17,285
Prepaid expenses and other current assets	$120,450	$97,538
Leasehold improvements, property and equipment, net were as follows:

	December 31,
	2025	2024
Land	$12,943	$12,943
Leasehold improvements and buildings	3,260,533	2,918,408
Furniture and fixtures	321,426	293,841
Equipment	1,447,193	1,221,290
Construction in Progress	168,583	192,945
Leasehold improvements, property and equipment, gross	5,210,678	4,639,427
Accumulated depreciation	(2,531,317)	(2,249,301)
Leasehold improvements, property and equipment, net	$2,679,361	$2,390,126

Accrued payroll and benefits were as follows:

	December 31,
	2025	2024
Workers' compensation liability	$44,266	$35,242
Accrued payroll, bonuses and taxes	177,471	195,660
Other accrued payroll and benefits	28,389	31,011
Accrued payroll and benefits	$250,126	$261,913
Accrued liabilities were as follows:

	December 31,
	2025	2024
Sales and use tax payable	$47,525	$47,206
General, product and automobile insurance reserves	39,149	34,404
Other accrued liabilities	95,774	98,137
Accrued liabilities	$182,448	$179,747
3. Revenue Recognition
Gift Cards
The gift card liability included in unearned revenue on the consolidated balance sheets was as follows:

	December 31,
	2025	2024
Gift card liability	$174,600	$181,771
Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Year ended December 31,
	2025	2024	2023
Revenue recognized from gift card liability balance at the beginning of the year	$108,757	$80,067	$61,389
Chipotle Rewards
Changes in our Chipotle Rewards liability included in unearned revenue on the consolidated balance sheets were as follows:

	Year ended December 31,
	2025	2024	2023
Chipotle Rewards liability, beginning balance	$56,806	$44,750	$38,057
Revenue deferred	183,617	164,986	135,490
Revenue recognized	(176,624)	(152,930)	(128,797)
Chipotle Rewards liability, ending balance	$63,799	$56,806	$44,750

Deferred Licensing Revenue
The deferred licensing revenue included in unearned revenue on the condensed consolidated balance sheets was as follows:

	December 31, 2025	December 31, 2024
Deferred licensing revenue	$1,976	$-
4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.
The following tables show our cash, cash equivalents, and debt investments by significant investment category:

	December 31, 2025
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$62,637	$-	$-	$62,637	$62,637	$-	$-
Level 1
Money market funds	208,871	-	-	208,871	208,871	-	-
Time deposits	79,037	-	-	79,037	79,037	-	-
U.S. Treasury securities	776,272	3,655	-	779,927	-	676,816	99,456
Corporate debt securities	13,446	20	-	13,466	-	13,446	-
Subtotal	1,077,626	3,675	-	1,081,301	287,908	690,262	99,456
Level 3
Corporate debt security(1)	14,401	33	-	14,434	-	3,800	10,601
Notes receivable(2)	13,946	583	-	14,529	-	4,529	10,000
Subtotal	28,347	616	-	28,963	-	8,329	20,601
Total	$1,168,610	$4,291	$-	$1,172,901	$350,545	$698,591	$120,057

	December 31, 2024
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$95,969	$-	$-	$95,969	$95,969	$-	$-
Level 1
Money market funds	574,689	-	-	574,689	574,689	-	-
Time deposits	77,879	-	-	77,879	77,879	-	-
U.S. Treasury securities	1,404,777	4,831	693	1,408,915	-	635,392	769,385
Corporate debt securities	48,210	116	-	48,326	-	34,736	13,474
Subtotal	2,105,555	4,947	693	2,109,809	652,568	670,128	782,859
Level 3
Corporate debt security(1)	16,401	11	-	16,412	-	2,000	14,401
Notes receivable(2)	3,763	250	-	4,013	-	2,250	1,763
Subtotal	20,164	261	-	20,425	-	4,250	16,164
Total	$2,221,688	$5,208	$693	$2,226,203	$748,537	$674,378	$799,023
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
For the years ended December 31, 2025, 2024 and 2023, nonrecurring fair value measurements resulting in asset impairments were not material.
5. Equity Investments

	December 31,
	2025	2024
Equity method investments	$28,216	$28,097
Other investments	77,066	69,002
Total	$105,282	$97,099

Equity Method Investments
As of December 31, 2025 and 2024, we owned 6,487 shares of common stock of Tractor Beverages, Inc. (“Tractor”). As of December 31, 2025, our investment represents ownership of approximately 13.5% of Tractor, and we have invested total cash consideration of $14,872. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. As of December 31, 2025, there were no impairment charges associated with this equity method investment. The investment in common stock is included within other assets on the consolidated balance sheets with a carrying value of $15,996 and $18,097 as of December 31, 2025 and 2024, respectively. Refer to Note 13. “Related Party Transactions” for related party disclosures.
Other Investments
As of December 31, 2025, we held 5,819 shares of the Series B Preferred Stock of Hyphen. Hyphen is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of December 31, 2025, we have recognized a cumulative gain of $6,782 related to our investment in Hyphen. The investment in Series B Preferred Stock is included within long-term investments on the consolidated balance sheet with a carrying value of $31,782 as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, we owned 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of December 31, 2025, we have recognized a cumulative net loss of $200 related to our investment in Nuro due to observable transactions. The investment is included within long-term investments on the consolidated balance sheets with a carrying value of $9,800 and $15,968 as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the consolidated balance sheets with a carrying value of $35,484 and $21,252 as of December 31, 2025 and 2024, respectively.
6. Income Taxes
Income before income taxes, classified by source of income, was as follows:

	Year ended December 31,
	2025	2024	2023
Domestic	$2,017,473	$2,031,759	$1,637,756
Foreign	(7,954)	(21,529)	(17,250)
Income before income taxes	$2,009,519	$2,010,230	$1,620,506

The components of the provision for income taxes were as follows:

	Year ended December 31,
	2025	2024	2023
Current tax:
U.S. Federal	$298,983	$412,943	$314,757
U.S. State and Local	94,210	104,478	85,355
Foreign	1,082	1,636	1,162
	394,275	519,057	401,274
Deferred tax:
U.S. Federal	72,237	(32,751)	(7,992)
U.S. State and Local	6,639	(10,195)	(1,532)
Foreign	607	9	19
	79,483	(42,937)	(9,505)
Provision for income taxes	$473,758	$476,120	$391,769
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
	2025
	Amount	Percent
Statutory U.S. federal income tax rate	$421,999	21.0%
State and Local income tax, net of related federal income tax benefit(1)	79,174	4.0
Foreign Tax Effects	3,413	0.2
Effect of Changes in Tax Law or Rates Enacted in the Current Period	-	-
Effect of Cross-Border Tax Laws	(1,096)	(0.1)
Tax Credits	(23,466)	(1.2)
Changes in Valuation Allowances	-	-
Nontaxable or Nondeductible Items	584	-
Changes in Unrecognized Tax Benefits	(418)	-
Other Adjustments	(6,432)	(0.3)
Effective income tax rate	$473,758	23.6%
(1) State and Local taxes in California, New York state and city, New Jersey, and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income tax, net of related federal income tax benefit	3.7	4.0
Federal tax credits	(0.9)	(1.0)
Executive compensation disallowed	0.5	0.8
Valuation allowance	0.3	0.3
Uncertain tax position reserves	-	0.4
Other	0.2	0.2
Return to provision and other discrete items	(0.1)	(0.2)
Equity compensation related adjustments	(1.0)	(1.3)
Effective income tax rate	23.7%	24.2%
The effective tax rate for the year ended December 31, 2025, was lower than the effective tax rate for the year ended December 31, 2024, primarily due to increases in U.S. federal income tax credits and a decrease in nondeductible expenses, partially offset with a reduction in excess tax benefits related to option exercises and equity vesting.
The components of the deferred income tax assets and liabilities for continuing operations were as follows:

	December 31,
	2025	2024
Deferred income tax liability:
Leasehold improvements, property and equipment, net	$324,163	$262,692
Goodwill and other assets	1,768	1,753
Operating lease assets	1,217,124	1,088,934
Total deferred income tax liability	1,543,055	1,353,379
Deferred income tax asset:
Gift card liability	15,906	19,087
Capitalized transaction costs	323	323
Stock-based compensation and other employee benefits	68,073	61,574
Foreign net operating loss carry-forwards	43,148	35,215
State credits	701	872
Operating lease liabilities	1,293,631	1,159,788
Allowances, reserves and other	25,249	26,105
Capitalized research costs	(80)	29,122
Prepaid assets and other	11,689	10,334
State net operating loss carry-forwards	4,129	3,867
Valuation allowance	(45,388)	(39,116)
Total deferred income tax asset	1,417,381	1,307,171
Deferred income tax liabilities	$125,674	$46,208
Gross foreign net operating losses (“NOLs”) were $205,074 and $165,085 as of December 31, 2025 and 2024, respectively. Our foreign NOLs can be carried forward indefinitely.
Gross state NOLs available across all jurisdictions in which we operate were $68,896 and $52,950 as of December 31, 2025 and 2024, respectively. Our state NOLs expire over varying intervals in the future.

We had valuation allowances against certain foreign deferred tax assets of $45,065 and $38,792 as of December 31, 2025 and 2024, respectively. The increase in the valuation allowances were primarily related to net operating losses of consolidated foreign subsidiaries.
Unrecognized Tax Benefits
A reconciliation of the unrecognized tax benefits was as follows:

	Year ended December 31,
	2025	2024	2023
Beginning of year	$16,888	$16,488	$8,902
Increase resulting from prior year tax positions	3,155	3,737	7,561
Decrease resulting from prior year tax positions	(56)	(3,748)	(295)
Increase resulting from current year tax positions	462	916	783
Settlements with taxing authorities	(7,286)	-	(6)
Lapsing of statutes of limitations	(3,035)	(505)	(457)
End of year	$10,128	$16,888	$16,488
Interest expense related to uncertain tax positions is recognized in interest and other income, net on the consolidated statements of income and comprehensive income. Penalties related to uncertain tax positions are recognized in provision for income taxes on the consolidated statements of income and comprehensive income. For the years ended December 31, 2025, 2024 and 2023, we recognized $726, $1,441 and $1,541, respectively, in interest expense related to uncertain tax positions. These are gross amounts before any tax benefits and are included in other liabilities on the consolidated balance sheets. As of December 31, 2025 and 2024, we have accrued interest of $1,560 and $2,959, respectively.
For the majority of states where we have a significant presence, we are no longer subject to tax examinations by tax authorities for tax years before 2021.
Income Taxes Paid
Income taxes paid (net of refunds) are as follows:

Year ended December 31, 2025
U.S. Federal	$345,279
State & Local	77,045
Foreign	1,157
Total	$423,481
The income taxes paid for the years ended December 31, 2024, and 2023 were $532,862 and $400,229, respectively.
Enactment of H.R.1
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The legislation’s enactment did not materially impact our effective income tax rate or cash tax position for the year ended December 31, 2025.

7. Shareholders’ Equity
We have had a stock repurchase program in place since 2008. During the years ended December 31, 2025, 2024, and 2023 we repurchased $2,417,673, $995,765, and $589,840 of stock at an average price per share of $42.54, $57.21, and $36.55, respectively. As of December 31, 2025, we had $1,710,669 authorized for repurchasing shares of our common stock. All shares of common stock that we repurchase are immediately retired and not held as treasury stock.
Shares of common stock are netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs. During the years ended December 31, 2025, 2024, and 2023, these shares had a total cost of $49,458, $74,229, and $69,146, respectively.
8. Stock-Based Compensation and Employee Benefit Plans
Pursuant to the 2022 Stock Incentive Plan, we grant stock options, SOSARs, RSUs, or PSUs to employees and non-employee directors. We issue shares of common stock upon the exercise of stock options and SOSARs and the vesting of RSUs and PSUs.
We also have an employee stock purchase plan (“ESPP”), 401(k) Defined Contribution Plan, and a Deferred Compensation Plan.
Stock-Based Compensation
Under the 2022 Stock Incentive Plan, 121,571 shares of common stock have been authorized and reserved for issuance to eligible participants, of which 102,111 shares were authorized for issuance but not issued or subject to outstanding awards as of December 31, 2025. For purposes of calculating the available shares remaining, each share issuable pursuant to outstanding full value awards, such as RSUs and PSUs, count as two shares, and each share underlying a stock option or SOSAR count as one share.
On August 31, 2024, our former CEO terminated employment with the company and forfeited all of his unvested equity awards, resulting in a reversal of expense of $27,863. In response to the departure of our former CEO, we granted retention RSUs to key executives. These awards have various vesting terms, and vest over one, two or three years from the grant date. During the year ended December 31, 2025 and 2024, expense recognized for the retention RSUs was $34,759 and $17,080, respectively. The impact of these employee retention awards are reflected in the tables below.
Total stock-based compensation expense was as follows:

	Year ended December 31,
	2025	2024	2023
Stock-based compensation	$121,372	$134,635	$126,686
Stock-based compensation, net of income taxes	$100,091	$109,996	$107,210
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the consolidated balance sheets	$1,829	$2,905	$2,670
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the consolidated statements of income and comprehensive income	$12,947	$23,419	$25,437

SOSARs
A summary of SOSAR award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	10,414	$32.53	4.2	$289,373
Granted	2,378	55.53
Exercised	(1,807)	22.77
Forfeited	(387)	47.86
Outstanding, December 31, 2025	10,598	38.80	4.0	53,211
Exercisable, December 31, 2025	5,270	28.05	2.6	47,664
Vested and expected to vest, December 31, 2025	10,336	38.42	3.9	53,136
The total intrinsic value of SOSARs exercised during the years ended December 31, 2025, 2024 and 2023, was $44,568, $177,274, and $142,830, respectively. Unrecognized stock-based compensation expense for SOSARs as of December 31, 2025 was $28,091 and is expected to be recognized over a weighted-average period of 1.5 years. SOSARs expire 7 years after the day they were granted.
The weighted-average assumptions utilized in the Black-Scholes option-pricing model to estimate the fair value of SOSARs granted each year were as follows:

	2025	2024	2023
Risk-free interest rate	4.2%	4.2%	4.1%
Expected life (years)	3.6	3.6	3.6
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	35.2%	35.7%	36.4%
Weighted-average Black-Scholes fair value per share at date of grant	$17.55	$16.98	$10.60
The risk-free interest rate is based on U.S. Treasury rates for instruments with similar terms, and the expected life assumption is based on our historical data. We have not paid dividends to date and do not plan to pay dividends in the near future. The volatility assumption is based on our historical data and implied volatility.
Non-Vested Stock Awards (RSUs)
A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2025	4,347	$44.54
Granted	1,522	52.69
Vested	(1,902)	40.39
Forfeited	(324)	49.76
Outstanding, December 31, 2025	3,643	49.64
Vested and expected to vest, December 31, 2025	3,346	49.44

The weighted-average grant date fair value per RSU granted during the years ended December 31, 2024 and 2023, was $53.67 and $33.32, respectively. Unrecognized stock-based compensation expense for non-vested RSU stock awards we have determined are probable of vesting was $61,592 as of December 31, 2025, and is expected to be recognized over a weighted-average period of 1.4 years. The fair value of shares earned as of the vesting date during the years ended December 31, 2025, 2024 and 2023, was $97,766, $49,672, and $39,464, respectively.
Non-Vested Performance Stock Awards (PSUs)
A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2025	2,045	$38.32
Granted	759	57.27
Vested	(411)	31.56
Forfeited	(305)	35.94
Outstanding, December 31, 2025	2,088	46.89
Vested and expected to vest, December 31, 2025*	2,190	33.53
*The vested and expected to vest total above represents outstanding base PSUs, adjusted for expected payout amounts in line with current and future estimated performance levels.
The weighted-average fair value per PSU granted during the years ended December 31, 2024 and 2023, was $52.90 and $32.14, respectively. The unrecognized stock-based compensation expense for non-vested PSU stock awards we have determined are probable of vesting was $5,171 as of December 31, 2025, and is expected to be recognized over a weighted-average period of 1.1 years. The fair value of shares earned as of the vesting date during the years ended December 31, 2025, 2024 and 2023, was $23,485, $113,181, and $110,794, respectively.
During the years ended December 31, 2025, 2024 and 2023, we awarded performance stock unit awards that are subject to service, market, and performance vesting conditions. The quantity of shares that vest will range from 0% to 300% of the targeted number of shares based on performance factors related to restaurant cash flow dollars earned over three-year periods beginning on January 1, 2025, 2024 and 2023, and gross new restaurant openings over the same three-year periods. If the defined minimum targets are not met, then no shares will vest. Further, in no event may more than 100% of the target number of PSUs vest if our 3-year total shareholder return is below the 25th percentile of the constituent companies comprising the S&P 500 on the days of the grants.
Employee Stock Purchase Plan
We also offer an ESPP. Employees become eligible to participate in the program after one year of service with Chipotle and may contribute up to 15% of their earnings, subject to an annual maximum dollar amount. The ESPP provides a quarterly offering period to purchase our common stock at a price of 92.5% of the lower of the fair market value on the first and last trading days of each offering period. A total of 12,500 shares were authorized for issuance within the ESPP, of which 12,209 were available for issuance as of December 31, 2025. For the years ended December 31, 2025, 2024 and 2023, the number of shares issued under the ESPP were 134, 78, and 79, respectively.

Employee Benefit Plans
401(k) Defined Contribution Plan
We maintain the Chipotle Mexican Grill 401(k) Plan (“401(k) Plan”) for eligible U.S.-based employees. The 401(k) Plan allows participants to make cash contributions from payroll deductions. Employees become eligible to receive matching contributions after one year, and at least 1,000 hours, of service with Chipotle. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed each pay period (with an annual true-up) through cash contributions. For the years ended December 31, 2025, 2024 and 2023, matching contributions totaled approximately $20,009, $16,523, and $13,821, respectively, and are included in general and administrative expenses and labor dependent on employee classification on the consolidated statements of income and comprehensive income. Certain subsidiaries outside the U.S. also offer other similar benefits and are immaterial to the consolidated statements of income and comprehensive income.
Deferred Compensation Plan
We also maintain the Chipotle Mexican Grill, Inc. Supplemental Deferred Investment Plan (the “Deferred Plan”) for eligible employees. The Deferred Plan is a non-qualified plan that allows participants to make tax-deferred contributions that cannot be made under the 401(k) Plan because of Internal Revenue Service limitations. Participants’ earnings on contributions made to the Deferred Plan fluctuate with the actual earnings and losses of a variety of available investment choices selected by the participant. Total obligations under the Deferred Plan as of December 31, 2025 and 2024 were $46,468 and $36,509, respectively, and are included in other liabilities on the consolidated balance sheets and were fully funded as of December 31, 2025. We match 100% of the first 3% of pay contributed by each eligible employee and 50% on the next 2% of pay contributed once the 401(k) contribution limits are reached.
The following table summarizes estimated current and long-term material cash requirements for our deferred compensation plan as of December 31, 2025:

	Payments Due by Fiscal Year
	Total	2026	2027-2028	2029-2030	Thereafter
Deferred compensation(1)	$46,468	$9,128	$11,154	$10,253	$15,933
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
9. Leases
The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (years)	14.1	13.9
Weighted-average discount rate	5.48%	5.30%

The components of lease cost were as follows:

		Year ended December 31,
	Classification	2025	2024	2023
Operating lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	$544,367	$486,598	$436,313
Short-term lease cost	Other operating costs	989	572	519
Variable lease cost	Occupancy, Other operating costs, General and administrative expenses and Pre-opening costs	129,310	120,948	111,896
Sublease income	General and administrative expenses	(3,576)	(3,559)	(4,765)
Total lease cost		$671,090	$604,559	$543,963
Supplemental disclosures of cash flow information related to leases were as follows:

	Year ended December 31,
	2025	2024	2023
Cash paid for operating lease liabilities	$520,277	$466,171	$421,591
Operating lease assets obtained in exchange for operating lease liabilities	$751,614	$692,684	$521,759
Derecognition of operating lease assets due to terminations or impairment	$6,127	$6,899	$6,862
Maturities of lease liabilities were as follows as of December 31, 2025:

Operating Leases
2026	$521,413
2027	569,200
2028	553,401
2029	536,731
2030	513,146
Thereafter	4,780,639
Total lease payments	7,474,530
Less: imputed interest	2,398,716
Operating lease liabilities (Current and Long-Term)	$5,075,814
As of December 31, 2025, the total lease payments include $3,008,534 related to options to extend lease terms that are reasonably certain of being exercised and exclude approximately $834,442 of legally binding lease payments for leases signed but not yet commenced and $15,501 of future sublease income.

10. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2025	2024	2023
Net income	$1,535,761	$1,534,110	$1,228,737
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	1,337,336	1,368,343	1,377,768
Dilutive stock awards	5,280	8,212	7,732
Weighted-average number of common shares outstanding (for diluted calculation)	1,342,616	1,376,555	1,385,500
Basic earnings per share	$1.15	$1.12	$0.89
Diluted earnings per share	$1.14	$1.11	$0.89
The following stock awards were excluded from the calculation of diluted earnings per share:

	Year ended December 31,
	2025	2024	2023
Stock awards subject to performance conditions	2,054	2,179	2,517
Stock awards that were antidilutive	4,290	2,210	3,565
Total stock awards excluded from diluted earnings per share	6,344	4,389	6,082
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
Shareholder Actions
As reported in previous SEC filings, Chipotle and several of its executive officers are defendants in Michael Stradford v. Chipotle et. al., a purported shareholder class action in the U.S. District Court for the Central District of California, alleging that statements and omissions by Chipotle regarding portion sizes were materially false and misleading, resulting in the market price of Chipotle’s stock being artificially inflated during the claimed class period, as well as allegations regarding purportedly improper insider trading by the individual defendants in the case. The case seeks damages on behalf of the purported class in an unspecified amount, interest, an award of reasonable costs and attorneys’ fees, and other relief as determined to be appropriate by the court. On December 18, 2025, the court issued an order granting Chipotle’s motion to dismiss the first amended complaint, with leave to amend, and on January 20, 2026, plaintiffs filed a second amended complaint repeating substantially the same allegations as the original complaints. Chipotle intends to file a motion to dismiss the second amended complaint.

Also as reported in previous SEC filings, two shareholder derivative actions were filed in the U.S. District Court for the Central District of California alleging that members of Chipotle’s Board of Directors and one of its executive officers breached their fiduciary duties by making or allowing Chipotle to make the allegedly false and misleading statements that are the subject of the Stradford matter described above. The complaint further alleges that the defendants breached their fiduciary duties by causing Chipotle to repurchase stock at inflated prices and by engaging in improper insider sales of Chipotle stock. The shareholder derivative actions have been consolidated into a single lawsuit captioned In re Chipotle Mexican Grill, Inc. Stockholder Derivative Litigation, and seeks damages in an unspecified amount as well as interest, an award of reasonable costs and attorneys’ fees, and other relief as determined to be appropriate by the court. The consolidated derivative action has been stayed pending further proceedings in the Stradford matter.
Chipotle intends to continue to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.
Accrual for Estimated Liability
In relation to various legal matters, we had an accrued legal liability balance of $11,438 and $19,465 included within accrued liabilities on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
12. Debt
As of December 31, 2025, we had a $500,000 revolving credit facility with JPMorgan Chase Bank as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.125%, which is subject to increase based on changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.115% per year for unused amounts under the credit facility, which also may increase based on changes in our total leverage ratio. We are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a minimum consolidated fixed charge coverage ratio of 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of December 31, 2025 and 2024, respectively.
13. Related Party Transactions
As of December 31, 2025, we owned approximately 13.5% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to guests in our restaurants. During the years ended December 31, 2025, 2024 and 2023, purchases from the supplier were $51,953, $49,323, and $43,555, respectively.
We are an investor in Vebu Inc. (“Vebu”), a developer of restaurant automation technology. As we are a significant customer of Vebu and maintain board representation, we have determined that Vebu is a related party. Our investment, which is comprised of preferred shares, is accounted for as a non-marketable equity investment and is included within long-term investments on the consolidated balance sheets. During the years ended December 31, 2025, 2024 and 2023, purchases from Vebu were $5,561, $957, and $991, respectively.
14. Segment Reporting
Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker ("CODM"), manages our segments, evaluates financial results, and makes key operating decisions. We have one reportable operating segment: U.S.
The U.S. reportable operating segment is comprised of all 11 operating segments located in the United States, which we have aggregated to a single operating segment in consideration of the aggregation criteria set forth in ASC 280. All other operating segments, which comprise our operations in Canada, Europe and international partner-operated restaurants do not meet the quantitative thresholds for determining reportable segments.
The U.S. reportable segment derives its revenue from company-owned restaurants located in the United States, which serve a relevant menu of burritos, burrito bowls (a burrito without the tortilla), quesadillas, tacos, and salads. No customer accounts for 10% or more of our revenues. The accounting policies of the U.S. reportable segment are the same as those described in Note 1. "Description of Business and Summary of Significant Accounting Policies". Our CODM uses income from operations to evaluate performance and make key operating decisions, such as deciding the rate at which we invest resources into the U.S segment versus other parts of the Company. The CODM is not provided asset information by reportable segment as asset information is provided to the CODM on a consolidated basis.

The following tables present selected financial information with respect to our single reportable segment:

	Year ended December 31,
U.S. segment	2025	2024	2023
Food and beverage revenue	$11,620,085	$11,045,450	$9,652,976
Delivery service revenue	59,332	66,282	67,393
U.S. segment total revenue	11,679,417	11,111,732	9,720,369

Reconciliation:
All other revenue(1)	246,184	202,121	151,280
Total consolidated revenue	$11,925,601	$11,313,853	$9,871,649

	Year ended December 31,
	2025	2024	2023
U.S. segment total revenue	$11,679,417	$11,111,732	$9,720,369

Less:
Food, beverage and packaging	3,433,766	3,299,295	2,853,651
Labor	2,931,465	2,741,590	2,402,964
Occupancy	606,900	548,688	491,757
Marketing	361,357	283,053	261,358
Other operating costs, excluding marketing	1,358,398	1,254,512	1,141,850
Depreciation and amortization	328,490	300,513	282,521
Other segment items(2)	71,534	55,482	64,150
U.S. segment income from operations	2,587,507	2,628,599	2,222,118

Reconciliation:
Corporate and other unallocated expenses(3)	660,428	709,426	657,134
Other income/(loss) from operations(4)	8,719	(2,840)	(7,171)
Interest and other income, net	73,721	93,897	62,693
Total consolidated income before income taxes	$2,009,519	$2,010,230	$1,620,506
(1)All other revenue represents sales within our company-owned restaurants in Canada, Europe and royalty revenue from international partner-operated restaurants.
(2)Other segment items consist of pre-opening costs, impairment, closure costs, and asset disposals related to the U.S. segment.
(3)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to our reportable segment including general and administrative expenses.
(4)Amounts reflect the net income/(loss) from operations related to our operations in Canada, Europe and international partner-operated restaurants.
Our long-lived tangible assets, including our operating lease assets recognized on the consolidated balance sheets were located as follows:

	December 31,
	2025	2024
United States	$6,934,590	$6,247,406
International	$207,781	$142,847

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Director and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended December 31, 2025 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chipotle Mexican Grill, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Chipotle Mexican Grill, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chipotle Mexican Grill, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 4, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Irvine, California
February 4, 2026

ITEM 9B. OTHER INFORMATION
Adoption or Termination of 10b5-1 Trading Plans
During the quarter ended December 31, 2025, no Section 16 officer or director, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 adopted, modified or terminated a written trading plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Executive Officers,” “Proposal 1 – Election of Directors,” “Information Regarding the Director Nominees,” “Corporate Governance” and “Insider Trading Policy and Prohibition on Hedging and Pledging” in our definitive proxy statement for our 2026 annual meeting of shareholders is incorporated herein by reference. The definitive proxy statement for our 2026 annual meeting of shareholders will be filed no later than 120 days after December 31, 2025.
All of our employees and the members of our Board of Directors are subject to Chipotle’s Code of Ethics, which is available on the Investors page of our corporate website at ir.chipotle.com under Corporate Governance. We will disclose any amendments to or waivers of the Code of Ethics for directors or executive officers on our website.
Our Board of Directors has adopted a set of Corporate Governance Guidelines and written charters for each of our three standing Board committees: the Audit & Risk Committee, which was established in accordance with Section 5(a)(58)(A) of the Exchange Act, the Compensation, People & Culture Committee, and the Nominating and Governance Committee. The Corporate Governance Guidelines and the charters of the three standing committees are available on the Investors page of our corporate website at ir.chipotle.com under Corporate Governance.
Insider Trading Policy
Chipotle maintains an Insider Trading Policy that applies to members of our Board of Directors, our executive officers and all other employees who have access to material, nonpublic information regarding Chipotle. Our Policy governs the purchase, sale, gift and other dispositions of our securities and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the NYSE. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
The information contained in the sections entitled “Information Regarding the Director Nominees - Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation, People and Culture Committee Report,” “2025 Compensation Tables,” and “Corporate Governance” in our definitive proxy statement for our 2026 annual meeting of shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2025.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)

Equity Compensation Plans Approved by Security Holders	16,329,476	$38.80	114,320,280
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	16,329,476	$38.80	114,320,280
__________________
(1)Includes shares issuable in connection with awards with performance and market conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted-average exercise price in column (b) includes the weighted-average exercise price of SOSARs only.
(2)Includes 102,111,114 shares remaining available under the Chipotle Mexican Grill, Inc. 2022 Stock Incentive Plan, and 12,209,166 shares remaining available under the Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan. In addition to being available for future issuance upon exercise of SOSARs or stock options that may be granted after December 31, 2025, all of the shares available for grant under the Chipotle Mexican Grill, Inc. 2022 Stock Incentive Plan, may instead be issued in the form of restricted stock, restricted stock units, performance stock units or other equity-based awards. Each share underlying a full value award such as restricted stock, restricted stock units or performance shares counts as two shares used against the total number of securities authorized under the plan.
Additional information for this item is incorporated by reference from the definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2025.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. All Financial statements
The following consolidated financial statements filed as part of this report are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this 10-K:
•Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023;
•Consolidated Balance Sheets as of December 31, 2025 and 2024;
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023;
•Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023;
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
3. Exhibits

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Chipotle Mexican Grill, Inc. dated June 6, 2024	8-K	001-32731	June 7, 2024	3.1
3.2	Chipotle Mexican Grill, Inc. Amended and Restated Bylaws	8-K	001-32731	June 1, 2023	3.1
4.2	Description of Chipotle Securities	10-K	001-32731	February 5, 2025	4.2
10.1†	Change in Control Severance Plan, effective June 1, 2019	10-Q	001-32731	July 24, 2019	10.1
10.2†	Form of Participation and Restrictive Covenant Agreement for Change in Control Severance Plan	10-Q	001-32731	July 24, 2019	10.2
10.3†	Amended and Restated Chipotle Mexican Grill, Inc. 2011 Stock Incentive Plan	8-K	001-32731	May 24, 2018	10.1
10.4†	Amended and Restated Registration Rights Agreement dated January 31, 2006 among Chipotle Mexican Grill, Inc., McDonald’s Corporation and certain shareholders	10-K	001-32731	March 17, 2006	10.6
10.5†	Form of Director and Officer Indemnification Agreement	8-K	001-32731	March 21, 2007	10.1
10.6†	Form of 2018 Stock Appreciation Rights Agreement	10-Q	001-32731	April 26, 2018	10.14
10.7	Revolving Credit Agreement dated June 24, 2025, among Chipotle Mexican Grill, Inc. and JPMorgan Chase Bank, N.A., Administrative Agent, and other lenders party to the Agreement	8-K	001-32731	June 27, 2025	10.1
10.8†	Form of 2020 Stock Appreciation Rights Agreement	10-K	001-32731	February 10, 2021	10.36
10.9†	Form of 2022 Stock Appreciation Rights Agreement	10-Q	001-32731	April 28, 2022	10.2

10.10†	Form of 2022 Stock Option Agreement (Canada)	10-Q	001-32731	April 28, 2022	10.4
10.11†	Director Compensation Program and Stock Ownership Guidelines (Revised August 27, 2025)	10-Q	001-32731	October 30, 2025	10.1
10.12†	Chipotle Mexican Grill, Inc. 2022 Stock Incentive Plan	10-Q	001-32731	July 27, 2022	10.2
10.13†	Form of 2023 Restricted Stock Unit Agreement	10-Q	001-32731	April 27, 2023	10.1
10.14†	Form of 2023 Stock Appreciation Rights Agreement	10-Q	001-32731	April 27, 2023	10.2
10.15†	Form of 2023 Performance Share Agreement	10-Q	001-32731	April 27, 2023	10.3
10.16†	Form of 2023 Stock Option Agreement (Canada)	10-Q	001-32731	April 27, 2023	10.4
10.17†	Chipotle Mexican Grill, Inc. Employee Stock Purchase Plan	10-Q	001-32731	October 27, 2023	10.1
10.18†	Supplemental Deferred Investment Plan	10-K	001-32731	February 9, 2023	10.33
10.19†	Executive Officer Severance Plan	10-K	001-32731	February 8, 2024	10.25
10.20†	Form of 2024 Restricted Stock Unit Agreement	10-Q	001-32731	April 25, 2024	10.1
10.21†	Form of 2024 Performance Share Unit Agreement	10-Q	001-32731	April 25, 2024	10.2
10.22†	Form on 2024 Stock Appreciation Rights Agreement	10-Q	001-32731	April 25, 2024	10.3
10.23†	Form of 2024 Option Agreement (Canada)	10-Q	001-32731	April 25, 2024	10.4
10.24†	Form of 2024 Retention Restricted Stock Unit Award Agreement for Interim CEO	10-Q	001-32731	October 30, 2024	10.1
10.25†	Form of 2024 Retention Restricted Stock Unit Award Agreement for President and Chief Strategy Officer	10-Q	001-32731	October 30, 2024	10.2
10.26†	Form of 2024 Retention Restricted Stock Unit Award Agreement for other Executive Officers	10-Q	001-32731	October 30, 2024	10.3
10.27†	Form of Incremental Restricted Stock Unit Award Agreement for Interim CEO	10-Q	001-32731	October 30, 2024	10.4
10.28†	Form of Incremental Restricted Stock Unit Award Agreement for CFO	10-Q	001-32731	October 30, 2024	10.5
10.29†	Form of 2025 Restricted Stock Unit Agreement	10-Q	001-32731	April 24, 2025	10.1
10.30†	Form of 2025 Performance Share Unit Agreement	10-Q	001-32731	April 24, 2025	10.2
10.31†	Form of 2025 Stock Appreciation Rights Agreement	10-Q	001-32731	April 24, 2025	10.3
10.32†	Form of 2025 Option Agreement (Canada)	10-Q	001-32731	April 24, 2025	10.4
10.33†	Letter Agreement dated May 5, 2025 between Jack Hartung and Chipotle Mexican Grill, Inc.	8-K	001-32731	May 7, 2025	10.1
19.1	Insider Trading Policy	10-K	001-32731	February 5, 2025	19.1
21.1	Subsidiaries of Chipotle Mexican Grill, Inc.	-	-	-	-	X
23.1	Consent of Ernst & Young LLP (as the independent registered public accounting firm of Chipotle Mexican Grill, Inc.)	-	-	-	-	X

31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial and Administrative Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
97.1†	Executive Compensation Recovery Policy	10-K	001-32731	February 8, 2024	97.1
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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
Date: February 4, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ SCOTT BOATWRIGHT	February 4, 2026	Chief Executive Officer and Director (principal executive officer)
Scott Boatwright

/s/ ADAM RYMER	February 4, 2026	Chief Financial Officer (principal financial officer)
Adam Rymer

/s/ MATTHEW BUSH	February 4, 2026	Vice President, Controller (principal accounting officer)
Matthew Bush

/s/ SCOTT MAW	February 4, 2026	Chairman of the Board and Director
Scott Maw

/s/ ALBERT BALDOCCHI	February 4, 2026	Director
Albert Baldocchi

/s/ MATTHEW CAREY	February 4, 2026	Director
Matthew Carey

/s/ PATRICIA FILI-KRUSHEL	February 4, 2026	Director
Patricia Fili-Krushel

/s/ LAURA FUENTES	February 4, 2026	Director
Laura Fuentes

/s/ MAURICIO GUTIERREZ	February 4, 2026	Director
Mauricio Gutierrez

/s/ ROBIN HICKENLOOPER	February 4, 2026	Director
Robin Hickenlooper

/s/ JOSH WEINSTEIN	February 4, 2026	Director
Josh Weinstein

/s/ MARY WINSTON	February 4, 2026	Director
Mary Winston