Form 10-Q
period 2026-03-31
CHIPOTLE MEXICAN GRILL INC
filed 2026-04-30
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 24, 2026, there were 1,282,734 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$246,636	$350,545
Accounts receivable, net	94,934	156,466
Inventory	44,685	49,508
Prepaid expenses and other current assets	126,278	120,450
Income tax receivable	-	91,393
Investments	624,786	698,591
Total current assets	1,137,319	1,466,953
Leasehold improvements, property and equipment, net	2,767,047	2,679,361
Long-term investments	96,397	197,123
Restricted cash	35,662	35,364
Operating lease assets	4,614,939	4,463,010
Other assets	129,916	130,781
Goodwill	21,939	21,939
Total assets	$8,803,219	$8,994,531
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$247,287	$212,813
Accrued payroll and benefits	192,520	250,126
Accrued liabilities	231,312	182,448
Unearned revenue	207,417	240,375
Current operating lease liabilities	310,151	302,380
Income tax payable	48,666	-
Total current liabilities	1,237,353	1,188,142
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	4,935,729	4,773,434
Deferred income tax liabilities	143,559	125,674
Other liabilities	78,943	76,674
Total liabilities	6,395,584	6,163,924
Shareholders' equity:
Common stock, $0.01 par value, 11,500,000 shares authorized, 1,287,050 and 1,304,360 shares issued as of March 31, 2026 and December 31, 2025, respectively	12,871	13,044
Additional paid-in capital	2,235,107	2,204,944
Accumulated other comprehensive loss	(8,013)	(7,289)
Retained earnings	167,670	619,908
Total shareholders' equity	2,407,635	2,830,607
Total liabilities and shareholders' equity	$8,803,219	$8,994,531
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2026	2025
Food and beverage revenue	$3,072,730	$2,859,831
Delivery service revenue	15,512	15,422
Total revenue	3,088,242	2,875,253
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	913,346	838,403
Labor	805,411	718,226
Occupancy	169,881	149,841
Other operating costs	480,643	415,161
General and administrative expenses	203,720	172,783
Depreciation and amortization	96,718	87,211
Pre-opening costs	11,641	8,210
Impairment, closure costs, and asset disposals	9,819	6,168
Total operating expenses	2,691,179	2,396,003
Income from operations	397,063	479,250
Interest and other income, net	8,742	22,253
Income before income taxes	405,805	501,503
Provision for income taxes	102,981	114,904
Net income	$302,824	$386,599
Earnings per share:
Basic	$0.23	$0.29
Diluted	$0.23	$0.28
Weighted-average common shares outstanding:
Basic	1,298,220	1,354,518
Diluted	1,301,859	1,360,719
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$(724)	$435
Comprehensive income	$302,100	$387,034
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2024	1,358,751	$13,586	$2,078,010	$1,574,232	$(10,282)	$3,655,546
Stock-based compensation	-	-	38,180	-	-	38,180
Stock plan transactions and other	1,835	20	1,613	-	-	1,633
Repurchase of common stock	(10,796)	(108)	-	(591,413)	-	(591,521)
Net income	-	-	-	386,599	-	386,599
Other comprehensive income/(loss), net of income taxes	-	-	-	-	435	435
Balance, March 31, 2025	1,349,790	$13,498	$2,117,803	$1,369,418	$(9,847)	$3,490,872

Balance, December 31, 2025	1,304,360	$13,044	$2,204,944	$619,908	$(7,289)	$2,830,607
Stock-based compensation	-	-	28,633	-	-	28,633
Stock plan transactions and other	2,084	21	1,530	-	-	1,551
Repurchase of common stock	(19,394)	(194)	-	(755,062)	-	(755,256)
Net income	-	-	-	302,824	-	302,824
Other comprehensive income/(loss), net of income taxes	-	-	-	-	(724)	(724)
Balance, March 31, 2026	1,287,050	$12,871	$2,235,107	$167,670	$(8,013)	$2,407,635
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Operating activities
Net income	$302,824	$386,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,718	87,211
Deferred income tax provision	17,887	(7,329)
Impairment, closure costs, and asset disposals	9,658	6,018
Provision for credit losses	(454)	(1,294)
Stock-based compensation expense	28,000	37,601
Other	578	914
Changes in operating assets and liabilities:
Accounts receivable	59,842	43,239
Inventory	4,745	7,535
Prepaid expenses and other current assets	(9,438)	(9,748)
Operating lease assets	79,793	72,540
Other assets	1,759	61
Accounts payable	22,678	13,208
Accrued payroll and benefits	(55,394)	(107,013)
Accrued liabilities	41,962	(183)
Unearned revenue	(27,663)	(31,001)
Income tax payable/receivable	140,039	113,377
Operating lease liabilities	(62,990)	(55,662)
Other long-term liabilities	806	1,002
Net cash provided by operating activities	651,350	557,075
Investing activities
Purchases of leasehold improvements, property and equipment	(180,332)	(144,810)
Purchases of investments	(250)	(4,000)
Maturities of investments	172,509	154,889
Net cash (used in)/provided by investing activities	(8,073)	6,079
Financing activities
Repurchase of common stock	(701,027)	(553,796)
Tax withholding on stock-based compensation awards	(47,997)	(32,902)
Other financing activities	1,534	1,524
Net cash used in financing activities	(747,490)	(585,174)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	602	(236)
Net change in cash, cash equivalents, and restricted cash	(103,611)	(22,256)
Cash, cash equivalents, and restricted cash at beginning of period	385,909	778,379
Cash, cash equivalents, and restricted cash at end of period	$282,298	$756,123
Supplemental disclosures of cash flow information
Income taxes paid/(refunded)	$(55,146)	$8,754
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$102,570	$76,389
Repurchase of common stock accrued in accounts payable and accrued liabilities	$29,190	$12,102
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
We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of March 31, 2026, we own 4,090 restaurants including 3,983 Chipotle restaurants within the United States, and 107 international Chipotle restaurants. Additionally, we had 14 international partner-operated restaurants. Partner-operated restaurants represent Chipotle restaurants over which Chipotle does not have a controlling financial interest and for which Chipotle does not directly manage day-to-day operations. This includes restaurants operated by third parties pursuant to license or franchise agreements and restaurants in which Chipotle holds a minority, non-controlling ownership interest. We manage our U.S. operations based on 12 regions and aggregate our operations to one reportable segment. Additional details on the nature of our business and our reportable operating segment are included in Note 14. "Segment Reporting".
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements, footnotes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2025.
2. Recently Issued Accounting Standards
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
3. Revenue Recognition
Gift Cards
The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	March 31, 2026	December 31, 2025
Gift card liability	$138,106	$174,600

Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended March 31,
	2026	2025
Revenue recognized from gift card liability balance at the beginning of the year	$56,236	$52,969
Chipotle Rewards
Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended March 31,
	2026	2025
Chipotle Rewards liability, beginning balance	$63,798	$56,806
Revenue deferred	50,125	41,568
Revenue recognized	(46,583)	(39,985)
Chipotle Rewards liability, ending balance	$67,340	$58,389
Deferred Licensing Revenue
The deferred licensing revenue included in unearned revenue on the condensed consolidated balance sheets was as follows:

	March 31, 2026	December 31, 2025
Deferred licensing revenue	$1,971	$1,976
4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of their short-term nature.

The following tables show our cash, cash equivalents, and debt investments by significant investment category:

	March 31, 2026
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$57,911	$-	$-	$57,911	$57,911	$-	$-
Level 1
Money market funds	109,444	-	-	109,444	109,444	-	-
Time deposits	79,281	-	-	79,281	79,281	-	-
U.S. Treasury securities	617,803	1,590	-	619,393	-	617,803	-
Subtotal	806,528	1,590	-	808,118	188,725	617,803	-
Level 3
Corporate debt security(1)	13,601	-	65	13,536	-	4,400	9,201
Notes receivable(2)	12,250	583	-	12,833	-	2,583	10,250
Subtotal	25,851	583	65	26,369	-	6,983	19,451
Total	$890,290	$2,173	$65	$892,398	$246,636	$624,786	$19,451

	December 31, 2025
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$62,637	$-	$-	$62,637	$62,637	$-	$-
Level 1
Money market funds	208,871	-	-	208,871	208,871	-	-
Time deposits	79,037	-	-	79,037	79,037	-	-
U.S. Treasury securities	776,272	3,655	-	779,927	-	676,816	99,456
Corporate debt securities	13,446	20	-	13,466	-	13,446	-
Subtotal	1,077,626	3,675	-	1,081,301	287,908	690,262	99,456
Level 3
Corporate debt security(1)	14,401	33	-	14,434	-	3,800	10,601
Notes receivable(2)	13,946	583	-	14,529	-	4,529	10,000
Subtotal	28,347	616	-	28,963	-	8,329	20,601
Total	$1,168,610	$4,291	$-	$1,172,901	$350,545	$698,591	$120,057
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
For the three months ended March 31, 2026 and 2025, nonrecurring fair value measurements resulting in asset impairments were not material.
5. Equity Investments
The following table summarizes our equity investments:

	March 31, 2026	December 31, 2025
Equity method investments	$27,432	$28,216
Other investments	76,946	77,066
Total	$104,378	$105,282
Equity Method Investments
As of March 31, 2026 and December 31, 2025, we owned 6,487 shares of common stock of Tractor Beverages, Inc. (“Tractor”). As of March 31, 2026, our investment represents ownership of approximately 13.5% of Tractor, and we have invested total cash consideration of $14,872. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. As of March 31, 2026, there were no impairment charges associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $15,274 and $15,996 as of March 31, 2026 and December 31, 2025, respectively. Refer to Note 13, "Related Party Transactions" for related party disclosures.
Other Investments
As of March 31, 2026, we held 5,819 shares of the Series B Preferred Stock of Hyphen. Hyphen is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of March 31, 2026, we have recognized a cumulative gain of $6,782 related to our investment in Hyphen. The investment in Series B Preferred Stock is included within long-term investments on the condensed consolidated balance sheet with a carrying value of $31,782 as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, we owned 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of March 31, 2026, we have recognized a cumulative net loss of $200 related to our investment in Nuro due to observable transactions. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $9,800 as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $35,364 and $35,484 as of March 31, 2026 and December 31, 2025, respectively.
6. Shareholders’ Equity
We have had a stock repurchase program in place since 2008. During the three months ended March 31, 2026 and 2025, we repurchased $700,847 and $553,686 of stock at an average price per share of $36.14 and $54.15, respectively. As of March 31, 2026, we had $1,009,822 authorized for repurchasing shares of our common stock. All shares of common stock that we repurchase are immediately retired and not held as treasury stock.
Shares of common stock are netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs. During the three months ended March 31, 2026 and 2025, these shares had a total cost of $47,997 and $32,902, respectively.

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
In response to the departure of our former CEO in August 2024, we granted retention RSUs to key executives. These awards have various vesting terms, and vest over one, two or three years from the grant date. During the three months ended March 31, 2026 and 2025, expense recognized for the retention RSUs was $2,961 and $11,877, respectively. The impact of these employee retention awards are reflected in the tables below.
Total stock-based compensation expense was as follows:

	Three months ended March 31,
	2026	2025
Stock-based compensation	$28,633	$38,180
Stock-based compensation, net of income taxes	$23,082	$31,811
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$633	$579
Excess tax benefit on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$1,247	$10,181
.
SOSARs
A summary of SOSAR award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	10,598	$38.80	4.0	$53,211
Granted	3,008	39.39
Exercised	(433)	18.66
Forfeited	(77)	51.62
Outstanding, March 31, 2026	13,096	39.53	4.5	16,792
Exercisable, March 31, 2026	6,774	32.37	3.0	16,781
Vested and expected to vest, March 31, 2026	12,480	39.21	4.4	16,791

Non-Vested Stock Awards (RSUs)
A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2026	3,643	$49.64
Granted	1,894	39.39
Vested	(1,040)	41.87
Forfeited	(75)	50.49
Outstanding, March 31, 2026	4,422	47.07
Vested and expected to vest, March 31, 2026	3,823	47.32
Non-Vested Performance Stock Awards (PSUs)
A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2026	2,088	$46.89
Granted	687	42.04
Vested	(758)	32.14
Forfeited	(21)	53.36
Outstanding, March 31, 2026	1,996	50.75
Vested and expected to vest, March 31, 2026*	773	44.14
*The vested and expected to vest total above represents outstanding base PSUs, adjusted for expected payout amounts in line with current and future estimated performance levels.
8. Income Taxes
The effective income tax rate for the three months ended March 31, 2026, was 25.4%, an increase from an effective income tax rate of 22.9% for the three months ended March 31, 2025. The increase was primarily driven by a reduction in tax benefits related to option exercises and equity vesting, fewer tax credits, and other discrete income tax items.
9. Leases
Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended March 31,
	2026	2025
Cash paid for operating lease liabilities	$141,290	$126,666
Operating lease assets obtained in exchange for operating lease liabilities	$232,030	$145,333
Derecognition of operating lease assets due to terminations or impairment	$1,448	$353

10. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Net income	$302,824	$386,599
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	1,298,220	1,354,518
Dilutive stock awards	3,639	6,201
Weighted-average number of common shares outstanding (for diluted calculation)	1,301,859	1,360,719
Basic earnings per share	$0.23	$0.29
Diluted earnings per share	$0.23	$0.28
The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended March 31,
	2026	2025
Stock awards subject to performance conditions	1,996	1,859
Stock awards that were antidilutive	7,199	3,477
Total stock awards excluded from diluted earnings per share	9,195	5,336
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
Shareholder Actions
As reported in previous SEC filings, Chipotle and several of its executive officers are defendants in Michael Stradford v. Chipotle et. al., a purported shareholder class action in the U.S. District Court for the Central District of California, alleging that statements and omissions by Chipotle regarding portion sizes were materially false and misleading, resulting in the market price of Chipotle’s stock being artificially inflated during the claimed class period, as well as allegations regarding purportedly improper insider trading by the individual defendants in the case. The case seeks damages on behalf of the purported class in an unspecified amount, interest, an award of reasonable costs and attorneys’ fees, and other relief as determined to be appropriate by the court. On December 18, 2025, the court issued an order granting Chipotle’s motion to dismiss the first amended complaint, with leave to amend, and on January 20, 2026, plaintiffs filed a second amended complaint repeating substantially the same allegations as the original complaints. Chipotle has filed a motion to dismiss the second amended complaint.

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
Accrual for Estimated Liability
In relation to various legal matters, we had an accrued legal liability balance of $18,875 and $11,438 included within accrued liabilities on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
12. Debt
As of March 31, 2026 and December 31, 2025, we had a $500,000 revolving credit facility with JPMorgan Chase Bank as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.125%, which is subject to increase based on changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.115% per year for unused amounts under the credit facility, which also may increase based on changes in our total leverage ratio. We are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a minimum consolidated fixed charge coverage ratio of 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of March 31, 2026 and December 31, 2025, respectively.
13. Related Party Transactions
As of March 31, 2026, we owned approximately 13.5% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to guests in our restaurants. During the three months ended March 31, 2026 and 2025, purchases from the supplier were $13,374 and $11,414, respectively.
14. Segment Reporting
We have a single reportable segment, the U.S. segment, that is comprised of our operations in the United States. Segment information is prepared and managed on the same basis as described in our Annual Report on Form 10-K for the year ended December 31, 2025. Our CEO, who is our Chief Operating Decision Maker ("CODM"), does not evaluate asset information by reportable segment as asset information is provided to the CODM on a consolidated basis. Therefore, we do not disclose total assets by our reportable segment.

The following table presents selected financial information with respect to our single reportable segment:

	Three months ended March 31,
	2026	2025
Food and beverage revenue	$3,005,090	$2,807,074
Delivery service revenue	15,445	15,370
U.S. segment total revenue	3,020,535	2,822,444

Less:
Food, beverage and packaging	888,058	818,545
Labor	789,085	705,296
Occupancy	164,548	145,956
Marketing	104,604	85,887
Other operating costs, excluding marketing	366,215	321,324
Depreciation and amortization	85,951	79,491
Other segment items(1)	19,895	12,854
U.S. segment income from operations	602,179	653,091

Reconciliation:
Corporate and other unallocated expenses(2)	207,344	175,607
Other income from operations(3)	2,228	1,766
Interest and other income, net	8,742	22,253
Total consolidated income before income taxes	$405,805	$501,503
(1)Other segment items consist of pre-opening costs, impairment, closure costs, and asset disposals related to the U.S. segment.
(2)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to our reportable segment including general and administrative expenses.
(3)Amounts reflect the net income from operations related to our operations in Canada, Europe and international partner-operated restaurants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements about the number of new restaurants we expect to open in 2026, and the number with Chipotlanes, the number of new international partner-operated restaurants we expect to open, our anticipated comparable restaurant sales for 2026, the expected impact of tariffs on our food, beverage and packaging costs during the 2026 second quarter and on an ongoing basis, our expectation to generate positive cash flow for the foreseeable future, our expectations for utilization of cash flow from operations, our ability to manage prices, risks and volatility in our supply chain, our plans for continuing stock buybacks and the volume of buybacks, and the period of time during which our cash and short-term investment will fund our operations. We use words such as “anticipate”, “believe”, “could”, “should”, “may”, “approximately”, “estimate”, “expect”, “intend”, “project”, “target”, "goal" and similar terms and phrases, including references to assumptions, to identify forward-looking statements. The forward-looking statements in this report are based on currently available operating, financial and competitive information available to us as of the date of this filing and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including but not limited to: wage inflation and state or local regulations mandating higher minimum wages; the competitive labor market, which impacts our ability to attract and retain qualified employees; the impact of any union organizing efforts and our responses to such efforts; increases in ingredient and other operating costs due to inflation, global conflicts, severe weather, our Food with Integrity philosophy, tariffs or trade restrictions; intermittent supply shortages relating to our Food with Integrity philosophy, rapid expansion and supply chain disruptions; risks of food safety incidents and food-borne illnesses; our reliance on certain information technology systems and potential material failures, interruptions or outages; risks that our investments in new technology and technological innovations may not generate returns; privacy and cyber security risks, including breaches, unauthorized access, theft, modification, destruction or ransom of guest or employee personal or confidential information stored on our network or the network of third party providers; the impact of competition, including from sources outside the restaurant industry; the impact of government regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the costs and availability of suitable new restaurant sites, construction materials and contractors and restaurant equipment; the expected costs and risks related to our international expansion, including through partner-operated restaurants in the Middle East, Asia and Mexico; our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in guests' perceptions of our brand, including as a result of negative publicity or social media posts and decreased consumer spending, or the inability to increase menu prices or realize the benefits of menu price increases; failure to meet market expectations for our financial performance or any announced guidance and the impact thereof; the potential impact of activist shareholder actions or tactics; failure to attract or retain key executive talent; the impact of our brand, marketing, promotional, advertising and pricing strategies, digital platform and menu innovations; our reliance on third party delivery services and the IT infrastructure; litigation risks, including possible governmental actions and potential class action litigation related to food safety incidents, cybersecurity incidents, employment or privacy laws, advertising claims, contract disputes or other matters. In addition, many of the foregoing risks and uncertainties are, or could be, exacerbated by any worsening of the global business and macroeconomic environment. These statements also are subject to other risk factors described from time to time in our SEC reports, including our annual report on Form 10-K and quarterly reports on Form 10-Q, all of which are available on the investor relations page of our website at ir.Chipotle.com.
As of March 31, 2026, we owned 3,983 Chipotle restaurants throughout the United States and 107 international Chipotle restaurants. Additionally, we had 14 international partner-operated restaurants. We manage our U.S. operations based on 12 regions and aggregate our operations to one reportable segment.
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

First Quarter 2026 Financial Highlights, year-over-year:
•Total revenue increased 7.4% to $3.1 billion
•Comparable restaurant sales increased 0.5%
•Diluted earnings per share was $0.23, a 17.9% decrease from $0.28
Sales Trends. Comparable restaurant sales increased 0.5% for the three months ended March 31, 2026. The increase is attributable to an increase in transactions of 0.6%, partially offset by a 0.1% decrease in average check. Comparable restaurant sales represent the change in period-over-period total revenue for company-owned restaurants in operation for at least 13 full calendar months. Digital sales represented 38.6% of total food and beverage revenue. For full-year 2026, management is anticipating comparable restaurant sales to be about flat.
Restaurant Development. During the three months ended March 31, 2026, we opened 49 company-owned restaurants, which included 42 restaurants with a Chipotlane. We expect to open approximately 350 to 370 restaurants in 2026, which includes 10 to 15 international partner-operated restaurants. We expect around 80% of our new company-owned restaurants will include a Chipotlane.
Restaurant Activity
The following table details company-owned restaurant unit data for the periods indicated.

	Three months ended March 31,
	2026	2025
Beginning of period	4,042	3,726
Openings	49	57
Permanent closures	(1)	(2)
Total at end of period	4,090	3,781

The following table details partner-operated restaurant unit data for the periods indicated.

	Three months ended March 31,
	2026	2025
Beginning of period	14	3
Openings	-	2
Total at end of period	14	5

Results of Operations
Our results of operations as a percentage of total revenue and period-over-period change are discussed in the following section.
Revenue

	Three months ended March 31,		Percentage
	2026	2025	change
	(dollars in millions)
Food and beverage revenue	$3,072.7	$2,859.8	7.4%
Delivery service revenue	15.5	15.4	0.6%
Total revenue	$3,088.2	$2,875.3	7.4%
Average restaurant sales (1)	$3.094	$3.186	(2.9%)
Comparable restaurant sales increase/(decrease)	0.5%	(0.4%)
Transactions	0.6%	(2.3%)
Average check	(0.1%)	1.9%
Menu price increase	0.9%	2.9%
Check mix	(1.0%)	(1.0%)
(1)Average restaurant sales refers to the average trailing 12-month food and beverage revenue for company-owned restaurants in operation for at least 12 full calendar months.
The following is a summary of the change in restaurant sales for the period indicated:

Three months ended
(dollars in millions)
For the period ended March 31, 2025	$2,875.3
Change from:
Comparable restaurant sales	14.0
Restaurants not yet in comparable base opened in 2026	14.1
Restaurants not yet in comparable base opened in 2025	192.0
Closures	(9.1)
Other	1.9
For the period ended March 31, 2026	$3,088.2
Food, Beverage and Packaging Costs

	Three months ended March 31,		Percentage
	2026	2025	change
	(dollars in millions)
Food, beverage and packaging	$913.3	$838.4	8.9%
As a percentage of total revenue	29.6%	29.2%	0.4%
Food, beverage and packaging costs increased 0.4% as a percentage of total revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was driven by 0.9% of inflation, primarily from beef and freight, and 0.4% of higher produce usage. These increases were partially offset by 0.7% of lower dairy and avocado costs and, to a lesser extent, a 0.3% benefit from menu price increases.

Labor Costs

	Three months ended March 31,		Percentage
	2026	2025	change
	(dollars in millions)
Labor costs	$805.4	$718.2	12.1%
As a percentage of total revenue	26.1%	25.0%	1.1%
Labor costs increased 1.1% as a percentage of total revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by a 0.4% impact from costs related to certain legal proceedings, 0.3% from wage inflation, 0.3% from lower average restaurant sales volumes, and 0.2% from higher benefits expense, including performance-based bonuses. These increases were partially offset by a 0.2% benefit from menu price increases.
Occupancy Costs

	Three months ended March 31,		Percentage
	2026	2025	change
	(dollars in millions)
Occupancy costs	$169.9	$149.8	13.4%
As a percentage of total revenue	5.5%	5.2%	0.3%
Occupancy costs increased 0.3% as a percentage of total revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to 0.2% of expense associated with new restaurants and 0.1% of expense from existing restaurants.
Other Operating Costs

	Three months ended March 31,		Percentage
	2026	2025	change
	(dollars in millions)
Other operating costs	$480.6	$415.2	15.8%
As a percentage of total revenue	15.6%	14.4%	1.2%
Other operating costs increased 1.2% as a percentage of total revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to the impact from several items, primarily 0.4% increase in marketing and promotional activities, 0.2% increase in utilities, and 0.2% higher delivery expense associated with increased delivery sales. This increase was partially offset by a 0.1% benefit from menu price increases.
General and Administrative Expenses

	Three months ended March 31,		Percentage
	2026	2025	change
	(dollars in millions)
General and administrative expenses	$203.7	$172.8	17.9%
As a percentage of total revenue	6.6%	6.0%	0.6%

The following is a summary of the change in general and administrative expenses for the period indicated:

Three months ended
(dollars in millions)
For the period ended March 31, 2025	$172.8
Change from:
Conferences, primarily biennial All Managers’ Conference	23.3
Performance bonuses	5.9
Wages	5.1
Restructuring	2.9
Stock-based compensation, August 2024 retention awards	(8.9)
Other	2.6
For the period ended March 31, 2026	$203.7
Depreciation and Amortization

	Three months ended March 31,		Percentage
	2026	2025	change

	(dollars in millions)
Depreciation and amortization	$96.7	$87.2	10.9%
As a percentage of total revenue	3.1%	3.0%	0.1%
Depreciation and amortization increased 0.1% as a percentage of total revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Increased depreciation expense was primarily due to new restaurant openings. This was partially offset by the benefit of menu price increases.
Interest and Other Income, Net

	Three months ended March 31,		Percentage
	2026	2025	change

	(dollars in millions)
Interest and other income, net	$8.7	$22.3	(60.7%)
As a percentage of total revenue	0.3%	0.8%	(0.5%)
Interest and other income, net decreased in dollar terms for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to lower balances of interest bearing securities. The decrease in interest bearing securities is associated with increased repurchases of our common stock.
Provision for Income Taxes

	Three months ended March 31,		Percentage
	2026	2025	change
	(dollars in millions)
Provision for income taxes	$103.0	$114.9	(10.4%)
Effective income tax rate	25.4%	22.9%	2.5%
The effective income tax rate increased 2.5% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by a 1.7% reduction in tax benefits related to option exercises and equity vesting, a 0.4% reduction in tax credits, and a 0.4% increase in other discrete income tax items.

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
Liquidity and Capital Resources
Cash and Investments
As of March 31, 2026, we had a cash and marketable investments balance of $864.4 million, non-marketable investments of $103.4 million, and $35.7 million of restricted cash. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: invest in, maintain, and refurbish our existing restaurants; repurchase additional shares of our common stock subject to market conditions; and for general corporate purposes. As of March 31, 2026, $1.0 billion remained available for repurchases of shares of our common stock. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.
Borrowing Capacity
As of March 31, 2026, we had $500.0 million of undrawn borrowing capacity under a revolving credit facility.
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
Cash Flows
Cash provided by operating activities was $651.4 million for the three months ended March 31, 2026, compared to $557.1 million for the three months ended March 31, 2025. The increase was primarily due to timing of tax-related payments, including the receipt of a $64.9 million federal tax refund related to the 2018 tax year. This activity was partially offset by other changes in non-tax operating assets and liabilities.
Cash used in investing activities was $8.1 million for the three months ended March 31, 2026, compared to cash provided by investing activities of $6.1 million for the three months ended March 31, 2025. The change was primarily due to increased capital expenditures of $35.5 million, mainly related to costs associated with new restaurant development and the purchase of new equipment for existing restaurants. This was partially offset by a $17.6 million increase in maturities of investments.
Cash used in financing activities was $747.5 million for the three months ended March 31, 2026, compared to $585.2 million for the three months ended March 31, 2025. The change was primarily due to increased repurchases of common stock of $147.2 million.

Critical Accounting Estimates
Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors. We had no significant changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changing Interest Rates
We are exposed to interest rate risk through interest rate fluctuations on our investments. As of March 31, 2026, we had $1.0 billion in cash and cash equivalents, current and long-term investments, and restricted cash, of which the majority are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended March 31, 2026 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 11. "Commitments and Contingencies" in our condensed consolidated financial statements included in Item 1. “Financial Statements.”
ITEM 1A. RISK FACTORS
For a description of risk factors that could impact our business, including risks and uncertainties related to consumer sentiment and changes in discretionary spending; potential increases in the costs of ingredients and restaurant equipment, including due to tariffs, trade sanctions or taxes; competitor discounting; and macroeconomic and geopolitical conditions, see Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the first quarter of 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Purchased 1/1 through 1/31	2,020,850	$39.37	2,020,850	$1,631,111,666
Purchased 2/1 through 2/28	8,065,054	$37.69	8,065,054	$1,327,113,407
Purchased 3/1 through 3/31	9,307,619	$34.09	9,307,619	$1,009,822,084
Total	19,393,523	$36.14	19,393,523
(1)Shares were repurchased pursuant to repurchase authorizations announced on December 8, 2025.
(2)There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Adoption or Termination of 10b5-1 Trading Plans
Except as disclosed below, no other Section 16 officer or director, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) adopted, modified, or terminated a written trading plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act).

Scott Boatwright, our Chief Executive Officer, adopted a new written trading plan on February 6, 2026 for the sale of up to 100,000 shares of the Company’s common stock, subject to certain conditions, from May 4, 2026, at the earliest, until December 31, 2026, at the latest. This trading plan was adopted during an open trading window and complies with the Company’s Insider Trading Policy. Actual transactions will be disclosed in Section 16 filings made with the SEC in accordance with applicable securities laws, rules and regulations.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Form of 2026 Performance Share Unit Agreement	-	-	-	-	X
10.2†	Transition Agreement dated January 27, 2026 between Chris Brandt and Chipotle Mexican Grill Inc.	-	-	-	-	X
10.3†	Transition Agreement dated January 30, 2026 between Roger Theodoredis and Chipotle Mexican Grill Inc.	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certificate of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X
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
Date: April 29, 2026