Form 10-Q
period 2026-06-30
CHIPOTLE MEXICAN GRILL INC
filed 2026-07-31
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

☒	Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 24, 2026, there were 1,265,418 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$228,199	$350,545
Accounts receivable, net	100,307	156,466
Inventory	46,622	49,508
Prepaid expenses and other current assets	115,953	120,450
Income tax receivable	-	91,393
Investments	449,658	698,591
Total current assets	940,739	1,466,953
Leasehold improvements, property and equipment, net	2,866,970	2,679,361
Long-term investments	97,079	197,123
Restricted cash	35,554	35,364
Operating lease assets	4,768,273	4,463,010
Other assets	134,031	130,781
Goodwill	21,939	21,939
Total assets	$8,864,585	$8,994,531
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$255,125	$212,813
Accrued payroll and benefits	284,595	250,126
Accrued liabilities	219,020	182,448
Unearned revenue	218,795	240,375
Current operating lease liabilities	317,002	302,380
Income tax payable	20,543	-
Total current liabilities	1,315,080	1,188,142
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	5,102,194	4,773,434
Deferred income tax liabilities	163,473	125,674
Other liabilities	84,047	76,674
Total liabilities	6,664,794	6,163,924
Shareholders' equity:
Common stock, $0.01 par value, 11,500,000 shares authorized, 1,267,838 and 1,304,360 shares issued as of June 30, 2026 and December 31, 2025, respectively	12,678	13,044
Additional paid-in capital	2,263,510	2,204,944
Accumulated other comprehensive loss	(9,233)	(7,289)
Retained earnings/(accumulated deficit)	(67,164)	619,908
Total shareholders' equity	2,199,791	2,830,607
Total liabilities and shareholders' equity	$8,864,585	$8,994,531
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Food and beverage revenue	$3,332,792	$3,047,754	$6,405,522	$5,907,585
Delivery service revenue	15,770	15,639	31,282	31,061
Total revenue	3,348,562	3,063,393	6,436,804	5,938,646
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	993,573	885,989	1,906,919	1,724,392
Labor	836,450	756,261	1,641,861	1,474,487
Occupancy	174,210	154,250	344,091	304,091
Other operating costs	499,764	428,663	980,407	843,824
General and administrative expenses	190,471	172,151	394,191	344,934
Depreciation and amortization	98,327	90,945	195,045	178,156
Pre-opening costs	16,364	10,610	28,005	18,820
Impairment, closure costs, and asset disposals	13,808	5,467	23,627	11,635
Total operating expenses	2,822,967	2,504,336	5,514,146	4,900,339
Income from operations	525,595	559,057	922,658	1,038,307
Interest and other income, net	7,677	18,355	16,419	40,608
Income before income taxes	533,272	577,412	939,077	1,078,915
Provision for income taxes	129,725	141,285	232,706	256,189
Net income	$403,547	$436,127	$706,371	$822,726
Earnings per share:
Basic	$0.32	$0.32	$0.55	$0.61
Diluted	$0.32	$0.32	$0.55	$0.61
Weighted-average common shares outstanding:
Basic	1,277,363	1,344,955	1,287,792	1,349,737
Diluted	1,279,064	1,350,236	1,290,462	1,355,478
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$(1,220)	$2,506	$(1,944)	$2,941
Comprehensive income	$402,327	$438,633	$704,427	$825,667
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2024	1,358,751	$13,586	$2,078,010	$1,574,232	$(10,282)	$3,655,546
Stock-based compensation	-	-	38,180	-	-	38,180
Stock plan transactions and other	1,835	20	1,613	-	-	1,633
Repurchase of common stock	(10,796)	(108)	-	(591,413)	-	(591,521)
Net income	-	-	-	386,599	-	386,599
Other comprehensive income/(loss), net of income taxes	-	-	-	-	435	435
Balance, March 31, 2025	1,349,790	$13,498	$2,117,803	$1,369,418	$(9,847)	$3,490,872
Stock-based compensation	-	-	37,959	-	-	37,959
Stock plan transactions and other	326	3	1,318	-	-	1,321
Repurchase of common stock	(8,691)	(87)	-	(440,503)	-	(440,590)
Net income	-	-	-	436,127	-	436,127
Other comprehensive income/(loss), net of income taxes	-	-	-	-	2,506	2,506
Balance, June 30, 2025	1,341,425	$13,414	$2,157,080	$1,365,042	$(7,341)	$3,528,195

Balance, December 31, 2025	1,304,360	$13,044	$2,204,944	$619,908	$(7,289)	$2,830,607
Stock-based compensation	-	-	28,633	-	-	28,633
Stock plan transactions and other	2,084	21	1,530	-	-	1,551
Repurchase of common stock	(19,394)	(194)	-	(755,062)	-	(755,256)
Net income	-	-	-	302,824	-	302,824
Other comprehensive income/(loss), net of income taxes	-	-	-	-	(724)	(724)
Balance, March 31, 2026	1,287,050	$12,871	$2,235,107	$167,670	$(8,013)	$2,407,635
Stock-based compensation	-	-	27,124	-	-	27,124
Stock plan transactions and other	163	1	1,279	-	-	1,280
Repurchase of common stock	(19,375)	(194)	-	(638,381)	-	(638,575)
Net income				403,547		403,547
Other comprehensive income/(loss), net of income taxes					(1,220)	(1,220)
Balance, June 30, 2026	1,267,838	$12,678	$2,263,510	$(67,164)	$(9,233)	$2,199,791
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2026	2025
Operating activities
Net income	$706,371	$822,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,045	178,156
Deferred income tax provision	37,805	(9,890)
Impairment, closure costs, and asset disposals	22,981	11,056
Provision for credit losses	(335)	(1,247)
Stock-based compensation expense	54,518	75,150
Other	906	7,622
Changes in operating assets and liabilities:
Accounts receivable	54,640	39,946
Inventory	2,773	8,493
Prepaid expenses and other current assets	(1,809)	(3,606)
Operating lease assets	164,061	150,957
Other assets	3,354	(362)
Accounts payable	37,130	12,360
Accrued payroll and benefits	36,433	(24,689)
Accrued liabilities	45,300	2,126
Unearned revenue	(12,652)	(25,555)
Income tax payable/receivable	111,882	(13,433)
Operating lease liabilities	(127,943)	(113,450)
Other long-term liabilities	1,543	2,042
Net cash provided by operating activities	1,332,003	1,118,402
Investing activities
Purchases of leasehold improvements, property and equipment	(397,601)	(305,395)
Purchases of investments	(5,520)	(6,500)
Maturities of investments	349,766	319,962
Net cash (used in)/provided by investing activities	(53,355)	8,067
Financing activities
Repurchase of common stock	(1,354,905)	(997,055)
Tax withholding on stock-based compensation awards	(49,397)	(33,319)
Other financing activities	2,798	1,540
Net cash used in financing activities	(1,401,504)	(1,028,834)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	700	(786)
Net change in cash, cash equivalents, and restricted cash	(122,156)	96,849
Cash, cash equivalents, and restricted cash at beginning of period	385,909	778,379
Cash, cash equivalents, and restricted cash at end of period	$263,753	$875,228
Supplemental disclosures of cash flow information
Income taxes paid(1)	$82,670	$279,327
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$97,015	$75,585
Repurchase of common stock accrued in accounts payable and accrued liabilities	$12,487	$9,016
(1) Included in the income taxes paid amount is $93,000 related to the purchase of federal transferable energy credits for the 2026 tax year.
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
We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of June 30, 2026, we owned 4,186 restaurants including 4,074 Chipotle restaurants within the United States, and 112 international Chipotle restaurants. Additionally, we had 15 international partner-operated restaurants. Partner-operated restaurants represent Chipotle restaurants over which Chipotle does not have a controlling financial interest and for which Chipotle does not directly manage day-to-day operations. This includes restaurants operated by third parties pursuant to license or franchise agreements and restaurants in which Chipotle holds a minority, non-controlling ownership interest. We manage our U.S. operations based on 12 regions and aggregate our operations to one reportable segment. Additional details on the nature of our business and our reportable operating segment are included in Note 14. "Segment Reporting".
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements, footnotes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2025.
2. Recently Issued Accounting Standards
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. We are currently evaluating the impact of adopting the new ASU on our disclosures.
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
In May 2026, the FASB issued ASU No. 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)." The ASU provides recognition, measurement, presentation, and disclosure requirements for entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted, and shall be applied on a retrospective basis. We are currently evaluating the impact of adopting the new accounting guidance on our consolidated financial statements.

3. Revenue Recognition
Gift Cards
The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	June 30, 2026	December 31, 2025
Gift card liability	$135,791	$174,600
Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue recognized from gift card liability balance at the beginning of the year	$15,710	$14,629	$71,946	$67,598
Chipotle Rewards
Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Chipotle Rewards liability, beginning balance	$67,340	$58,389	$63,799	$56,806
Revenue deferred	60,243	45,690	110,367	87,258
Revenue recognized	(47,005)	(42,207)	(93,588)	(82,192)
Chipotle Rewards liability, ending balance	$80,578	$61,872	$80,578	$61,872
Deferred Licensing Revenue
The deferred licensing revenue included in unearned revenue on the condensed consolidated balance sheets was as follows:

	June 30, 2026	December 31, 2025
Deferred licensing revenue	$2,426	$1,976
4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of our cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of their short-term nature.

The following tables show our cash, cash equivalents, and debt investments by significant investment category:

	June 30, 2026
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$99,722	$-	$-	$99,722	$99,722	$-	$-
Level 1
Money market funds	128,477	-	-	128,477	128,477	-	-
U.S. Treasury securities	438,864	472	12	439,324	-	438,864	-
Subtotal	567,341	472	12	567,801	128,477	438,864	-
Level 3
Corporate debt security(1)	12,801	33	-	12,834	-	5,000	7,801
Notes receivable(2)	15,252	1,748	-	17,000	-	5,794	11,206
Subtotal	28,053	1,781	-	29,834	-	10,794	19,007
Total	$695,116	$2,253	$12	$697,357	$228,199	$449,658	$19,007

	December 31, 2025
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$62,637	$-	$-	$62,637	$62,637	$-	$-
Level 1
Money market funds	208,871	-	-	208,871	208,871	-	-
Time deposits	79,037	-	-	79,037	79,037	-	-
U.S. Treasury securities	776,272	3,655	-	779,927	-	676,816	99,456
Corporate debt securities	13,446	20	-	13,466	-	13,446	-
Subtotal	1,077,626	3,675	-	1,081,301	287,908	690,262	99,456
Level 3
Corporate debt security(1)	14,401	33	-	14,434	-	3,800	10,601
Notes receivable(2)	13,946	583	-	14,529	-	4,529	10,000
Subtotal	28,347	616	-	28,963	-	8,329	20,601
Total	$1,168,610	$4,291	$-	$1,172,901	$350,545	$698,591	$120,057
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
For the six months ended June 30, 2026 and 2025, nonrecurring fair value measurements resulting in asset impairments were not material.
5. Equity Investments
The following table summarizes our equity investments:

	June 30, 2026	December 31, 2025
Equity method investments	$28,524	$28,216
Other investments	78,072	77,066
Total	$106,596	$105,282
Equity Method Investments
As of June 30, 2026 and December 31, 2025, we owned 6,487 shares of common stock of Tractor Beverages, Inc. (“Tractor”). As of June 30, 2026, our investment represents ownership of approximately 11.9% of Tractor, and we have invested total cash consideration of $14,872. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. As of June 30, 2026, there were no impairment charges associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $15,557 and $15,996 as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 13, "Related Party Transactions" for related party disclosures.
Other Investments
As of June 30, 2026, we held 5,819 shares of the Series B Preferred Stock of Hyphen Technologies, Inc. ("Hyphen"). Hyphen is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of June 30, 2026, we have recognized a cumulative gain of $6,782 related to our investment in Hyphen. The investment in Series B Preferred Stock is included within long-term investments on the condensed consolidated balance sheet with a carrying value of $31,782 as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, we owned 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of June 30, 2026, we have recognized a cumulative net loss of $200 related to our investment in Nuro due to observable transactions. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $9,800 as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $36,490 and $35,484 as of June 30, 2026 and December 31, 2025, respectively.
6. Shareholders’ Equity
We have had a stock repurchase program in place since 2008. During the three months ended June 30, 2026 and 2025, we repurchased $630,725 and $435,894 of stock at an average price per share of $32.55 and $50.16, respectively. During the six months ended June 30, 2026 and 2025, we repurchased $1,331,572 and $989,580 of stock at an average price of $34.35 and $52.32, respectively. As of June 30, 2026, we had $1,679,097 authorized for repurchasing shares of our common stock. All shares of common stock that we repurchase are immediately retired and not held as treasury stock.

Shares of common stock are netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs. During the three months ended June 30, 2026 and 2025, these shares had a total cost of $1,400 and $417, respectively. During the six months ended June 30, 2026 and 2025, these shares had a total cost of $49,397 and $33,319, respectively.
7. Stock-Based Compensation
Pursuant to the 2022 Stock Incentive Plan, we grant stock options, stock-only stock appreciation rights ("SOSARs"), restricted stock units ("RSUs"), and performance stock units ("PSUs") to employees and non-employee directors. SOSARs and RSUs generally vest in two equal installments on the second and third anniversary of the grant date. PSUs are subject to service, market, and performance vesting conditions, and the quantity of shares that vest will range from 0% to 300% of the targeted number of shares.
In response to the departure of our former Chief Executive Officer in August 2024, we granted retention RSUs to key executives. These awards have various vesting terms, and vest over one, two or three years from the grant date. During the six months ended June 30, 2026 and 2025, expense recognized for the retention RSUs was $3,936 and $24,090, respectively. The impact of these employee retention awards are reflected in the tables below.
Total stock-based compensation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock-based compensation	$27,124	$37,959	$55,757	$76,139
Stock-based compensation, net of income taxes	$22,256	$31,725	$45,338	$63,536
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$606	$410	$1,239	$989
Excess tax benefit/(shortfall) on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$(406)	$1,406	$841	$11,587
SOSARs
A summary of SOSAR award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	10,598	$38.80	4.0	$53,211
Granted	3,120	39.16
Exercised	(511)	20.25
Forfeited	(383)	50.41
Outstanding, June 30, 2026	12,824	39.28	4.1	27,667
Exercisable, June 30, 2026	6,789	32.74	2.5	27,469
Vested and expected to vest, June 30, 2026	12,266	38.99	4.0	27,636

Non-Vested Stock Awards (RSUs)
A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2026	3,643	$49.64
Granted	2,018	38.95
Vested	(1,195)	42.47
Forfeited	(291)	49.59
Outstanding, June 30, 2026	4,175	46.53
Vested and expected to vest, June 30, 2026	3,649	46.72
Non-Vested Performance Stock Awards (PSUs)
A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2026	2,088	$46.89
Granted	687	42.04
Vested	(758)	32.14
Forfeited	(153)	53.88
Outstanding, June 30, 2026	1,864	50.52
Vested and expected to vest, June 30, 2026*	880	43.50
*The vested and expected to vest total above represents outstanding base PSUs, adjusted for expected payout amounts in line with current and future estimated performance levels.
8. Income Taxes
The effective income tax rate for the three months ended June 30, 2026, was 24.3%, a decrease from an effective income tax rate of 24.5% for the three months ended June 30, 2025. The decrease was primarily driven by an increase in U.S. federal income tax credits, partially offset by a reduction in tax benefits related to option exercises and equity vesting.
The effective income tax rate for the six months ended June 30, 2026, was 24.8%, an increase from an effective income tax rate of 23.7% for the six months ended June 30, 2025. The increase was primarily driven by a reduction in tax benefits related to option exercises and equity vesting and other discrete income tax items, partially offset by an increase in U.S. federal income tax credits.
During the three months ended June 30, 2026, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns filed for the tax year ended December 31, 2024. As of June 30, 2026, the IRS has not proposed any adjustments, and the examination has not resulted in any changes to the recognition or measurement of our income tax positions.

9. Leases
Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cash paid for operating lease liabilities	$143,385	$127,994	$284,675	$254,660
Operating lease assets obtained in exchange for operating lease liabilities	$235,161	$193,832	$467,191	$339,165
Derecognition of operating lease assets due to terminations or impairment	$1,783	$467	$3,231	$820
10. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$403,547	$436,127	$706,371	$822,726
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	1,277,363	1,344,955	1,287,792	1,349,737
Dilutive stock awards	1,701	5,281	2,670	5,741
Weighted-average number of common shares outstanding (for diluted calculation)	1,279,064	1,350,236	1,290,462	1,355,478
Basic earnings per share	$0.32	$0.32	$0.55	$0.61
Diluted earnings per share	$0.32	$0.32	$0.55	$0.61
The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock awards subject to performance conditions	1,864	2,169	1,930	2,014
Stock awards that were antidilutive	9,051	3,969	8,125	3,723
Total stock awards excluded from diluted earnings per share	10,915	6,138	10,055	5,737
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
Shareholder Actions
As reported in previous SEC filings, Chipotle and several of its current and former executive officers are defendants in Michael Stradford v. Chipotle et. al., a purported shareholder class action in the U.S. District Court for the Central District of California, alleging that statements and omissions by Chipotle regarding portion sizes were materially false and misleading, resulting in the market price of Chipotle’s stock being artificially inflated during the claimed class period, as well as allegations regarding purportedly improper insider trading by the individual defendants in the case. The case seeks damages on behalf of the purported class in an unspecified amount, interest, an award of reasonable costs and attorneys’ fees, and other relief as determined to be appropriate by the court. On December 18, 2025, the court issued an order granting Chipotle’s motion to dismiss the first amended complaint, with leave to amend, and on January 20, 2026, plaintiffs filed a second amended complaint repeating substantially the same allegations as the original complaints. Chipotle has filed a motion to dismiss the second amended complaint.
Also as reported in previous SEC filings, two shareholder derivative actions were filed in the U.S. District Court for the Central District of California alleging that members of Chipotle’s Board of Directors ("Board") and former executive officers breached their fiduciary duties by making or allowing Chipotle to make the allegedly false and misleading statements that are the subject of the Stradford matter described above. The complaint further alleges that the defendants breached their fiduciary duties by causing Chipotle to repurchase stock at inflated prices and by engaging in improper insider sales of Chipotle stock. The shareholder derivative actions have been consolidated into a single lawsuit captioned In re Chipotle Mexican Grill, Inc. Stockholder Derivative Litigation, and seek damages in an unspecified amount as well as interest, an award of reasonable costs and attorneys’ fees, and other relief as determined to be appropriate by the court. The consolidated derivative action has been stayed pending further proceedings in the Stradford matter.
Chipotle intends to continue to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from these cases.
Accrual for Estimated Liability
In relation to various legal matters, we had an accrued legal liability balance of $29,642 and $11,438 included within accrued liabilities on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
12. Debt
As of June 30, 2026 and December 31, 2025, we had a $500,000 revolving credit facility with JPMorgan Chase Bank as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.125%, which is subject to increase based on changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.115% per year for unused amounts under the credit facility, which also may increase based on changes in our total leverage ratio. We are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a minimum consolidated fixed charge coverage ratio of 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of June 30, 2026 and December 31, 2025, respectively.
13. Related Party Transactions
As of June 30, 2026, we owned approximately 11.9% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to guests in our restaurants. During the three months ended June 30, 2026 and 2025, purchases from the supplier were $15,515 and $13,568, respectively. During the six months ended June 30, 2026 and 2025, purchases from the supplier were $28,889 and $24,982, respectively.

14. Segment Reporting
We have a single reportable segment, the U.S. segment, that is comprised of our operations in the United States. Segment information is prepared and managed on the same basis as described in our Annual Report on Form 10-K for the year ended December 31, 2025. Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), does not evaluate asset information by reportable segment as asset information is provided to the CODM on a consolidated basis. Therefore, we do not disclose total assets by our reportable segment.
The following table presents selected financial information with respect to our single reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Food and beverage revenue	$3,252,958	$2,984,846	$6,258,048	$5,791,920
Delivery service revenue	15,696	15,584	31,141	30,954
U.S. segment total revenue	3,268,654	3,000,430	6,289,189	5,822,874

Less:
Food, beverage and packaging	963,680	862,005	1,851,738	1,680,550
Labor	818,024	741,232	1,607,109	1,446,528
Occupancy	168,589	149,967	333,137	295,923
Marketing	99,324	83,044	203,928	168,931
Other operating costs, excluding marketing	389,384	336,679	755,599	658,003
Depreciation and amortization	87,210	82,684	173,161	162,175
Other segment items(1)	25,005	16,637	44,900	29,491
U.S. segment income from operations	717,438	728,182	1,319,617	1,381,273

Reconciliation:
Corporate and other unallocated expenses(2)	197,980	172,726	405,324	348,333
Other income from operations(3)	6,137	3,601	8,365	5,367
Interest and other income, net	7,677	18,355	16,419	40,608
Total consolidated income before income taxes	$533,272	$577,412	$939,077	$1,078,915
(1)Other segment items consist of pre-opening costs, impairment, closure costs, and asset disposals related to the U.S. segment.
(2)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to our reportable segment, including general and administrative expenses.
(3)Amounts reflect the net income from operations related to our operations in Canada, Europe, and international partner-operated restaurants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements about the number of new restaurants we expect to open in 2026, and the number with Chipotlanes, the number of new international partner-operated restaurants we expect to open, our anticipated comparable restaurant sales for 2026, the expected impact of tariffs on our food, beverage and packaging costs during the 2026 third quarter and on an ongoing basis, our expectation to generate positive cash flow for the foreseeable future, our expectations for utilization of cash flow from operations, our ability to manage prices, risks and volatility in our supply chain, our plans for continuing stock buybacks and the volume of buybacks, and the period of time during which our cash and short-term investment will fund our operations. We use words such as “anticipate,” “believe,” “could,” “should,” “may,” “approximately,” “estimate,” “expect,” “intend,” “project,” “target,” "goal," and similar terms and phrases, including references to assumptions, to identify forward-looking statements. The forward-looking statements in this report are based on currently available operating, financial, and competitive information available to us as of the date of this filing and speak only as of the date they are made. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including but not limited to: wage inflation and state or local regulations mandating higher minimum wages; the competitive labor market, which impacts our ability to attract and retain qualified employees; the impact of any union organizing efforts and our responses to such efforts; increases in ingredient and other operating costs due to inflation, global conflicts, severe weather, our Food with Integrity philosophy, tariffs, or trade restrictions; intermittent supply shortages relating to our Food with Integrity philosophy, rapid expansion, limited time offerings, and supply chain disruptions; risks and impacts of food safety incidents and food-borne illnesses; our reliance on certain information technology systems and potential material failures, interruptions, or outages; risks that our investments in new technology and technological innovations may not generate returns; privacy and cybersecurity risks, including breaches, unauthorized access, theft, modification, destruction, or ransom of guest or employee personal or confidential information stored on our network or the network of third party providers; the impact of competition, including from sources outside the restaurant industry; the impact of government laws and regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the costs and availability of suitable new restaurant sites, construction materials, and contractors and restaurant equipment; the expected costs and risks related to our international expansion, including through partner-operated restaurants in the Middle East, Asia, and Mexico; our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in guests' perceptions of our brand, including as a result of negative publicity or social media posts and decreased consumer spending or restaurant visits, or the inability to increase menu prices or realize the benefits of menu price increases; failure to meet market expectations for our financial performance or any announced guidance and the impact thereof; the potential impact of activist shareholder actions or tactics; failure to attract or retain key executive talent; the impact of our brand, marketing, promotional, advertising, and pricing strategies, digital platform and menu innovations; our reliance on third party delivery services and the information technology infrastructure; and enforcement and litigation risks, including possible governmental actions and potential litigation related to food safety incidents, cybersecurity incidents, employment or privacy laws, advertising claims, contract disputes, or other matters. In addition, many of the foregoing risks and uncertainties are, or could be, exacerbated by any worsening of the global business and macroeconomic environment. These statements also are subject to other risk factors described from time to time in our SEC reports, including our annual report on Form 10-K and quarterly reports on Form 10-Q, all of which are available on the investor relations page of our website at ir.Chipotle.com.
As of June 30, 2026, we owned 4,074 Chipotle restaurants throughout the United States and 112 international Chipotle restaurants. Additionally, we had 15 international partner-operated restaurants. We manage our U.S. operations based on 12 regions and aggregate our operations to one reportable segment.
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

Second Quarter 2026 Financial Highlights, year-over-year:
•Total revenue increased 9.3% to $3.3 billion
•Comparable restaurant sales increased 2.2%
•Diluted earnings per share remained flat at $0.32
Sales Trends. Comparable restaurant sales increased 2.2% for the three months ended June 30, 2026. The increase is attributable to a 1.2% increase in average check and a 1.0% increase in transactions. Comparable restaurant sales represent the change in period-over-period total revenue for company-owned restaurants in operation for at least 13 full calendar months. Digital sales represented 38.3% of total food and beverage revenue for the three months ended June 30, 2026, an increase from 35.5% for the three months ended June 30, 2025.
We believe these results reflect the success of our Recipe for Growth strategy (as discussed in our Annual Report on Form 10-K for the fiscal year ending December 31, 2025) and related initiatives against the dynamic consumer environment that has persisted in 2026. We have recently experienced low-single-digit headwinds to our comparable restaurant sales trends that we believe are tied to that environment as customers respond to, among other things, recent U.S. food safety concerns and geopolitical developments. While our outlook remains positive, our financial results could be materially adversely impacted if these disruptions or trends worsen throughout the third quarter of 2026 or beyond.
Restaurant Development. During the three months ended June 30, 2026, we opened 100 company-owned restaurants, which included 80 restaurants with a Chipotlane. We also opened one international partner-operated restaurant.
Restaurant Activity
The following table details company-owned restaurant unit data for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning of period	4,090	3,781	4,042	3,726
Openings	100	61	149	118
Permanent closures	(3)	(2)	(4)	(4)
Relocations	(1)	(1)	(1)	(1)
Total at end of period	4,186	3,839	4,186	3,839

The following table details partner-operated restaurant unit data for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning of period	14	5	14	3
Openings	1	-	1	2
Total at end of period	15	5	15	5

Results of Operations
Our results of operations as a percentage of total revenue and period-over-period changes are discussed in the following section.
Revenue

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$3,332.8	$3,047.8	9.4%	$6,405.5	$5,907.6	8.4%
Delivery service revenue	15.8	15.6	0.8%	31.3	31.1	0.7%
Total revenue	$3,348.6	$3,063.4	9.3%	$6,436.8	$5,938.6	8.4%
Average restaurant sales (1)	$3.102	$3.142	(1.3%)	$3.102	$3.142	(1.3%)
Comparable restaurant sales increase/(decrease)	2.2%	(4.0%)		1.4%	(2.3%)
Transactions	1.0%	(4.9%)		0.8%	(3.7%)
Average check	1.2%	0.9%		0.6%	1.4%
Menu price increase	1.6%	1.9%		1.3%	2.4%
Check mix	(0.4%)	(1.0%)		(0.7%)	(1.0%)
(1)Average restaurant sales refers to the average trailing 12-month food and beverage revenue for company-owned restaurants in operation for at least 12 full calendar months.
The following is a summary of the change in restaurant sales for the period indicated:

	Three months ended	Six months ended
	(dollars in millions)
For the period ended June 30, 2025	$3,063.4	$5,938.6
Change from:
Comparable restaurant sales	65.9	79.9
Restaurants not yet in comparable base opened in 2026	66.0	80.1
Restaurants not yet in comparable base opened in 2025	161.9	353.9
Closures	(9.8)	(18.9)
Other	1.2	3.2
For the period ended June 30, 2026	$3,348.6	$6,436.8
Food, Beverage and Packaging Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$993.6	$886.0	12.1%	$1,906.9	$1,724.4	10.6%
As a percentage of total revenue	29.7%	28.9%	0.8%	29.6%	29.0%	0.6%
Food, beverage and packaging costs increased 0.8% as a percentage of total revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by 1.4% of inflation, primarily from beef and freight, and 0.5% of higher protein and produce usage. These increases were partially offset by a 0.5% benefit from menu price increases and 0.5% of lower avocado and dairy costs.

Food, beverage and packaging costs increased 0.6% as a percentage of total revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by 1.1% of inflation, primarily from beef and freight, and 0.5% of higher protein and produce usage. These increases were partially offset by 0.6% of lower avocado and dairy costs and a 0.4% benefit from menu price increases.
Labor Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Labor costs	$836.5	$756.3	10.6%	$1,641.9	$1,474.5	11.4%
As a percentage of total revenue	25.0%	24.7%	0.3%	25.5%	24.8%	0.7%
Labor costs increased 0.3% as a percentage of total revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by 0.3% from wage inflation and performance-based bonuses and 0.2% from restaurant labor execution. These increases were partially offset by a 0.4% benefit from menu price increases.
Labor costs increased 0.7% as a percentage of total revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by 0.4% from wage inflation and performance-based bonuses, 0.2% from costs related to certain legal proceedings, and 0.2% from lower average restaurant sales volumes. These increases were partially offset by a 0.3% benefit from menu price increases.
Occupancy Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$174.2	$154.3	12.9%	$344.1	$304.1	13.2%
As a percentage of total revenue	5.2%	5.0%	0.2%	5.3%	5.1%	0.2%
Occupancy costs increased 0.2% as a percentage of total revenue for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The increase was primarily due to 0.2% of expense associated with new restaurants.
Other Operating Costs

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$499.8	$428.7	16.6%	$980.4	$843.8	16.2%
As a percentage of total revenue	14.9%	14.0%	0.9%	15.2%	14.2%	1.0%
Other operating costs increased 0.9% as a percentage of total revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by a 0.3% increase in marketing and promotional activities and inflation across several items, most notably insurance claims, maintenance, and utility costs.
Other operating costs increased 1.0% as a percentage of total revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to the impact from several items, primarily a 0.4% increase in marketing and promotional activities and a 0.2% increase in utilities.

General and Administrative Expenses

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
General and administrative expenses	$190.5	$172.2	10.6%	$394.2	$344.9	14.3%
As a percentage of total revenue	5.7%	5.6%	0.1%	6.1%	5.8%	0.3%
The following is a summary of the change in general and administrative expenses for the period indicated:

	Three months ended	Six months ended
	(dollars in millions)
For the period ended June 30, 2025	$172.2	$344.9
Change from:
Conferences, primarily biennial All Managers’ Conference	(2.9)	20.4
Performance bonuses	10.8	16.7
Legal contingencies	11.1	12.3
Wages	6.2	11.2
Restructuring	4.1	7.0
Legal services	(2.3)	(2.0)
Stock-based compensation, August 2024 retention awards	(11.3)	(20.2)
Other	2.6	3.9
For the period ended June 30, 2026	$190.5	$394.2
Depreciation and Amortization

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$98.3	$90.9	8.1%	$195.0	$178.2	9.5%
As a percentage of total revenue	2.9%	3.0%	(0.1%)	3.0%	3.0%	0.0%
Depreciation and amortization decreased 0.1% as a percentage of total revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to sales leverage, partially offset by increased depreciation expense associated with new restaurants.
Depreciation and amortization remained flat as a percentage of total revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to sales leverage offsetting the increased depreciation expense associated with new restaurants.
Impairment, Closure Costs, and Asset Disposals

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$13.8	$5.5	152.6%	$23.6	$11.6	103.1%
As a percentage of total revenue	0.4%	0.2%	0.2%	0.4%	0.2%	0.2%

Impairment, closure costs, and asset disposals increased in dollar terms for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to charges associated with the replacement of restaurant assets and, to a lesser extent, increased impairment of operating lease assets and leasehold improvements in the current period.
Interest and Other Income, Net

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Interest and other income, net	$7.7	$18.4	(58.2%)	$16.4	$40.6	(59.6%)
As a percentage of total revenue	0.2%	0.6%	(0.4%)	0.3%	0.7%	(0.4%)
Interest and other income, net decreased in dollar terms for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to a decrease in interest income resulting from lower balances of interest bearing securities associated with increased repurchases of our common stock.
Provision for Income Taxes

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$129.7	$141.3	(8.2%)	$232.7	$256.2	(9.2%)
Effective income tax rate	24.3%	24.5%	(0.2%)	24.8%	23.7%	1.1%
The effective income tax rate decreased 0.2% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by a 0.6% increase in U.S. federal income tax credits, partially offset by a 0.3% reduction in tax benefits related to option exercises and equity vesting, and a 0.1% increase in other discrete income tax items.
The effective income tax rate increased 1.1% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by a 1.0% reduction in tax benefits related to option exercises and equity vesting and a 0.3% increase in other discrete income tax items, partially offset with a 0.2% increase in U.S. federal income tax credits.
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

Liquidity and Capital Resources
Cash and Investments
As of June 30, 2026, we had a cash and marketable investments balance of $667.1 million, non-marketable investments of $107.9 million, and restricted cash of $35.6 million. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: invest in, maintain, and refurbish our existing restaurants; repurchase additional shares of our common stock subject to market conditions; and for general corporate purposes. As of June 30, 2026, $1.7 billion remained available for repurchases of shares of our common stock. Under the remaining repurchase authorizations, shares may be purchased from time to time in open market transactions, subject to market conditions.
Borrowing Capacity
As of June 30, 2026, we had $500.0 million of undrawn borrowing capacity under a revolving credit facility.
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
Cash Flows
Cash provided by operating activities was $1.3 billion for the six months ended June 30, 2026, compared to $1.1 billion for the six months ended June 30, 2025. The increase was primarily due to timing of tax-related payments, and to a lesser extent other changes in non-tax operating assets and liabilities.
Cash used in investing activities was $53.4 million for the six months ended June 30, 2026, compared to cash provided by investing activities of $8.1 million for the six months ended June 30, 2025. The change was primarily due to increased capital expenditures of $92.2 million, mainly related to costs associated with new restaurant development and the purchase of new equipment for existing restaurants. We expect continued elevated costs associated with purchases of new equipment for existing restaurants through 2027. This was partially offset by a $29.8 million increase in maturities of investments.
Cash used in financing activities was $1.4 billion for the six months ended June 30, 2026, compared to $1.0 billion for the six months ended June 30, 2025. The change was primarily due to increased repurchases of common stock of $357.9 million.
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
Changing Interest Rates
We are exposed to interest rate risk through interest rate fluctuations on our investments. As of June 30, 2026, we had $810.5 million in cash and cash equivalents, current and long-term investments, and restricted cash, of which the majority are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended June 30, 2026 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 11. "Commitments and Contingencies" in our condensed consolidated financial statements included in Item 1. “Financial Statements.”

ITEM 1A. RISK FACTORS
For a description of risk factors that could impact our business, including risks and uncertainties related to consumer sentiment and changes in discretionary spending; potential increases in the costs of ingredients and restaurant equipment, including due to tariffs, trade sanctions or taxes; competitor discounting; macroeconomic and geopolitical conditions; and food safety and foodborne illnesses, see Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the second quarter of 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Purchased 4/1 through 4/30	5,202,167	$34.08	5,192,729	$832,831,935
Purchased 5/1 through 5/31	9,048,123	$32.63	9,048,123	$537,594,387
Purchased 6/1 through 6/30	5,167,653	$30.87	5,134,720	$1,679,096,585
Total	19,417,943	$32.55	19,375,572
(1)Total shares purchased include shares repurchased pursuant to repurchase authorizations announced on December 8, 2025 as well as 42,371 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards.
(2)The average price paid per share figures disclosed herein relate only to the shares purchased as part of our publicly announced repurchase program.
(3)The June total includes $1.3 billion in additional authorizations approved by our Board of Directors on June 11, 2026 and announced on July 29, 2026. There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Adoption or Termination of 10b5-1 Trading Plans
During the quarter ended June 30, 2026, no Section 16 officer or director, as defined in Rule 16a-1(f) of the Exchange Act adopted, modified, or terminated a written trading plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act).

ITEM 6. EXHIBITS
EXHIBIT INDEX

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
10.1†	Offer Letter dated May 25, 2026 between Fernando Machado and Chipotle Mexican Grill, Inc.	-	-	-	-	X
31.1	Certification of Chief Executive Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Chipotle Mexican Grill, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	-
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	-	-	-	-	X
†- Management contracts and compensatory plans or arrangements required to be filed as exhibits.
* Furnished herewith

`

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ Matthew R. Bush
Name:	Matthew Bush
Title:	Vice President, Controller (principal accounting officer and duly authorized signatory for the registrant)
Date: July 31, 2026