Form 10-Q
period 2026-09-30
CHIPOTLE MEXICAN GRILL INC
filed 2026-10-29
CIK 1058090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Registrant’s telephone number, including area code: (949) 524-4000
N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 26, 2026, there were 1,264,975 shares (in thousands) of the registrant’s common stock, par value of $0.01 per share, outstanding.

Available Information
We use the investor relations section at ir.chipotle.com and newsroom section at newsroom.chipotle.com, as well as other portions of our website (together, our "website") and our LinkedIn profile as means to routinely distribute important or material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors and potential investors are encouraged to consult our website and this social media channel regularly for important information, in addition to following our press releases, filings with the SEC, and public conference calls and webcasts. You may sign up on our website to automatically receive e-mail alerts when we post financial information and issue press releases and to receive information about upcoming events. The information contained on, or that may be accessed through, our website, LinkedIn, and any corresponding applications of those sites, is not incorporated by reference into, and is not a part of, this quarterly report on Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$634,210	$350,545
Accounts receivable, net	99,544	156,466
Inventory	48,867	49,508
Prepaid expenses and other current assets	121,068	120,450
Income tax receivable	-	91,393
Investments	268,354	698,591
Total current assets	1,172,043	1,466,953
Leasehold improvements, property and equipment, net	3,038,421	2,679,361
Long-term investments	100,365	197,123
Restricted cash	35,799	35,364
Operating lease assets	4,928,149	4,463,010
Other assets	135,967	130,781
Goodwill	21,939	21,939
Total assets	$9,432,683	$8,994,531
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$308,352	$212,813
Accrued payroll and benefits	247,661	250,126
Accrued liabilities	233,053	182,448
Unearned revenue	223,644	240,375
Current operating lease liabilities	321,557	302,380
Income tax payable	112,339	-
Total current liabilities	1,446,606	1,188,142
Commitments and contingencies (Note 11)
Long-term operating lease liabilities	5,277,474	4,773,434
Deferred income tax liabilities	169,145	125,674
Other liabilities	84,314	76,674
Total liabilities	6,977,539	6,163,924
Shareholders' equity:
Common stock, $0.01 par value, 11,500,000 shares authorized, 1,264,970 and 1,304,360 shares issued as of September 30, 2026 and December 31, 2025, respectively	12,650	13,044
Additional paid-in capital	2,297,332	2,204,944
Accumulated other comprehensive loss	(9,311)	(7,289)
Retained earnings	154,473	619,908
Total shareholders' equity	2,455,144	2,830,607
Total liabilities and shareholders' equity	$9,432,683	$8,994,531
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Food and beverage revenue	$3,277,942	$2,989,255	$9,683,464	$8,896,840
Delivery service revenue	15,220	14,189	46,502	45,250
Total revenue	3,293,162	3,003,444	9,729,966	8,942,090
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage and packaging	972,360	902,445	2,879,279	2,626,837
Labor	847,507	756,669	2,489,368	2,231,156
Occupancy	179,403	158,314	523,494	462,405
Other operating costs	525,735	450,433	1,506,142	1,294,257
General and administrative expenses	185,228	146,742	579,419	491,676
Depreciation and amortization	102,611	90,524	297,656	268,680
Pre-opening costs	15,104	13,741	43,109	32,561
Impairment, closure costs, and asset disposals	13,250	7,404	36,877	19,039
Total operating expenses	2,841,198	2,526,272	8,355,344	7,426,611
Income from operations	451,964	477,172	1,374,622	1,515,479
Interest and other income, net	5,161	19,789	21,580	60,397
Income before income taxes	457,125	496,961	1,396,202	1,575,876
Provision for income taxes	117,251	114,858	349,957	371,047
Net income	$339,874	$382,103	$1,046,245	$1,204,829
Earnings per share:
Basic	$0.27	$0.29	$0.82	$0.90
Diluted	$0.27	$0.29	$0.82	$0.89
Weighted-average common shares outstanding:
Basic	1,265,427	1,335,000	1,280,337	1,344,824
Diluted	1,267,703	1,339,522	1,282,875	1,350,159
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	$(78)	$(586)	$(2,022)	$2,355
Comprehensive income	$339,796	$381,517	$1,044,223	$1,207,184
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings/(accumulated deficit)	Accumulated other comprehensive loss	Total
Balance, December 31, 2024	1,358,751	$13,586	$2,078,010	$1,574,232	$(10,282)	$3,655,546
Stock-based compensation	-	-	38,180	-	-	38,180
Stock plan transactions and other	1,835	20	1,613	-	-	1,633
Repurchase of common stock	(10,796)	(108)	-	(591,413)	-	(591,521)
Net income	-	-	-	386,599	-	386,599
Other comprehensive income/(loss), net of income taxes	-	-	-	-	435	435
Balance, March 31, 2025	1,349,790	13,498	2,117,803	1,369,418	(9,847)	3,490,872
Stock-based compensation	-	-	37,959	-	-	37,959
Stock plan transactions and other	326	3	1,318	-	-	1,321
Repurchase of common stock	(8,691)	(87)	-	(440,503)	-	(440,590)
Net income	-	-	-	436,127	-	436,127
Other comprehensive income/(loss), net of income taxes	-	-	-	-	2,506	2,506
Balance, June 30, 2025	1,341,425	13,414	2,157,080	1,365,042	(7,341)	3,528,195
Stock-based compensation	-	-	19,195	-	-	19,195
Stock plan transactions and other	446	5	1,499	-	-	1,504
Repurchase of common stock	(16,193)	(162)	-	(708,411)	-	(708,573)
Net income	-	-	-	382,103	-	382,103
Other comprehensive income/(loss), net of income taxes	-	-	-	-	(586)	(586)
Balance, September 30, 2025	1,325,678	$13,257	$2,177,774	$1,038,734	$(7,927)	$3,221,838

Balance, December 31, 2025	1,304,360	$13,044	$2,204,944	$619,908	$(7,289)	$2,830,607
Stock-based compensation	-	-	28,633	-	-	28,633
Stock plan transactions and other	2,084	21	1,530	-	-	1,551
Repurchase of common stock	(19,394)	(194)	-	(755,062)	-	(755,256)
Net income	-	-	-	302,824	-	302,824
Other comprehensive income/(loss), net of income taxes	-	-	-	-	(724)	(724)
Balance, March 31, 2026	1,287,050	12,871	2,235,107	167,670	(8,013)	2,407,635
Stock-based compensation	-	-	27,124	-	-	27,124
Stock plan transactions and other	163	1	1,279	-	-	1,280
Repurchase of common stock	(19,375)	(194)	-	(638,381)	-	(638,575)
Net income	-	-	-	403,547	-	403,547
Other comprehensive income/(loss), net of income taxes	-	-	-	-	(1,220)	(1,220)
Balance, June 30, 2026	1,267,838	12,678	2,263,510	(67,164)	(9,233)	2,199,791
Stock-based compensation	-	-	32,471	-	-	32,471
Stock plan transactions and other	362	4	1,351	-	-	1,355
Repurchase of common stock	(3,230)	(32)	-	(118,237)	-	(118,269)
Net income	-	-	-	339,874	-	339,874
Other comprehensive income/(loss), net of income taxes	-	-	-	-	(78)	(78)
Balance, September 30, 2026	1,264,970	$12,650	$2,297,332	$154,473	$(9,311)	$2,455,144
See accompanying notes to condensed consolidated financial statements.

CHIPOTLE MEXICAN GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2026	2025
Operating activities
Net income	$1,046,245	$1,204,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297,656	268,680
Deferred income tax provision	43,477	94,285
Impairment, closure costs, and asset disposals	35,564	18,271
Provision for credit losses	(351)	(1,626)
Stock-based compensation expense	86,369	93,966
Other	3,268	7,571
Changes in operating assets and liabilities:
Accounts receivable	55,521	49,982
Inventory	443	2,408
Prepaid expenses and other current assets	(8,948)	(9,456)
Operating lease assets	254,125	235,619
Other assets	1,820	(4,487)
Accounts payable	47,386	29,304
Accrued payroll and benefits	(207)	(68,890)
Accrued liabilities	58,595	10,342
Unearned revenue	(5,141)	(23,514)
Income tax payable/receivable	203,679	(42,428)
Operating lease liabilities	(199,213)	(179,482)
Other long-term liabilities	1,850	2,708
Net cash provided by operating activities	1,922,138	1,688,082
Investing activities
Purchases of leasehold improvements, property and equipment	(640,597)	(468,881)
Purchases of investments	(7,562)	(15,719)
Maturities of investments	526,910	477,264
Net cash used in investing activities	(121,249)	(7,336)
Financing activities
Repurchase of common stock	(1,464,934)	(1,683,720)
Tax withholding on stock-based compensation awards	(56,662)	(48,558)
Other financing activities	4,146	2,976
Net cash used in financing activities	(1,517,450)	(1,729,302)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	661	(187)
Net change in cash, cash equivalents, and restricted cash	284,100	(48,743)
Cash, cash equivalents, and restricted cash at beginning of period	385,909	778,379
Cash, cash equivalents, and restricted cash at end of period	$670,009	$729,636
Supplemental disclosures of cash flow information
Income taxes paid(1)	$102,635	$319,004
Purchases of leasehold improvements, property and equipment accrued in accounts payable and accrued liabilities	$138,947	$101,478
Repurchase of common stock accrued in accounts payable and accrued liabilities	$13,462	$15,685
(1) Included in the income taxes paid amount for the nine months ended September 30, 2026, is $93,000 related to the purchase of federal transferable energy credits for the 2026 tax year.
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
We develop and operate restaurants that serve a relevant menu of burritos, burrito bowls, quesadillas, tacos, and salads, made using fresh, high-quality ingredients. As of September 30, 2026, we owned 4,267 restaurants, including 4,146 Chipotle restaurants within the United States and 121 international Chipotle restaurants. Additionally, we had 20 international partner-operated restaurants. Partner-operated restaurants represent Chipotle restaurants over which Chipotle does not have a controlling financial interest and for which Chipotle does not directly manage day-to-day operations. This includes restaurants operated by third parties pursuant to license or franchise agreements and restaurants in which Chipotle holds a minority, non-controlling ownership interest. We manage our U.S. operations based on 12 regions and aggregate our operations to one reportable segment. Additional details on the nature of our business and our reportable operating segment are included in Note 14. "Segment Reporting".
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
2. Recently Issued Accounting Standards
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively or prospectively. We are currently evaluating the impact of adopting the new ASU on our disclosures.
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

3. Revenue Recognition
Gift Cards
The gift card liability included in unearned revenue on the condensed consolidated balance sheets was as follows:

	September 30, 2026	December 31, 2025
Gift card liability	$131,286	$174,600
Revenue recognized from the redemption of gift cards that was included in unearned revenue at the beginning of the year was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue recognized from gift card liability balance at the beginning of the year	$8,748	$8,237	$80,694	$75,835
Chipotle Rewards
Changes in our Chipotle Rewards liability included in unearned revenue on the condensed consolidated balance sheets were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Chipotle Rewards liability, beginning balance	$80,578	$61,872	$63,799	$56,806
Revenue deferred	62,184	50,252	172,551	137,510
Revenue recognized	(52,559)	(48,401)	(146,147)	(130,593)
Chipotle Rewards liability, ending balance	$90,203	$63,723	$90,203	$63,723
Deferred Licensing Revenue
The deferred licensing revenue included in unearned revenue on the condensed consolidated balance sheets was as follows:

	September 30, 2026	December 31, 2025
Deferred licensing revenue	$2,155	$1,976
4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying values of our cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of their short-term nature.

The following tables show our cash, cash equivalents, and debt investments by significant investment category:

	September 30, 2026
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$61,502	$-	$-	$61,502	$61,502	$-	$-
Level 1
Money market funds	572,708	-	-	572,708	572,708	-	-
U.S. Treasury securities	259,561	18	81	259,498	-	259,561	-
Subtotal	832,269	18	81	832,206	572,708	259,561	-
Level 3
Corporate debt security(1)	12,001	-	23	11,978	-	5,600	6,401
Notes receivable(2)	15,443	1,748	-	17,191	-	3,193	13,998
Subtotal	27,444	1,748	23	29,169	-	8,793	20,399
Total	$921,215	$1,766	$104	$922,877	$634,210	$268,354	$20,399

	December 31, 2025
	Adjusted cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Investments	Long-term Investments
Cash	$62,637	$-	$-	$62,637	$62,637	$-	$-
Level 1
Money market funds	208,871	-	-	208,871	208,871	-	-
Time deposits	79,037	-	-	79,037	79,037	-	-
U.S. Treasury securities	776,272	3,655	-	779,927	-	676,816	99,456
Corporate debt securities	13,446	20	-	13,466	-	13,446	-
Subtotal	1,077,626	3,675	-	1,081,301	287,908	690,262	99,456
Level 3
Corporate debt security(1)	14,401	33	-	14,434	-	3,800	10,601
Notes receivable(2)	13,946	583	-	14,529	-	4,529	10,000
Subtotal	28,347	616	-	28,963	-	8,329	20,601
Total	$1,168,610	$4,291	$-	$1,172,901	$350,545	$698,591	$120,057
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
For the nine months ended September 30, 2026 and 2025, nonrecurring fair value measurements resulting in asset impairments were not material.
5. Equity Investments
The following table summarizes our equity investments:

	September 30, 2026	December 31, 2025
Equity method investments	$27,781	$28,216
Other investments	79,966	77,066
Total	$107,747	$105,282
Equity Method Investments
As of September 30, 2026 and December 31, 2025, we owned 6,487 shares of common stock of Tractor Beverages, Inc. (“Tractor”). As of September 30, 2026, our investment represents ownership of approximately 11.9% of Tractor, and we have invested total cash consideration of $14,872. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. As of September 30, 2026, there were no impairment charges associated with this equity method investment. The investment in common stock is included within other assets on the condensed consolidated balance sheets with a carrying value of $15,228 and $15,996 as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 13, "Related Party Transactions" for related party disclosures.
Other Investments
As of September 30, 2026, we held 5,819 shares of the Series B Preferred Stock of Hyphen Technologies, Inc. ("Hyphen"). Hyphen is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of September 30, 2026, we have recognized a cumulative gain of $6,782 related to our investment in Hyphen. The investment in Series B Preferred Stock is included within long-term investments on the condensed consolidated balance sheet with a carrying value of $31,782 as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, we owned 766 shares of the Series C Preferred Stock of Nuro, Inc. (“Nuro”). Our investment represents a minority interest and we have determined that we do not have significant influence over Nuro. Nuro is a privately held company, and as such, the preferred shares comprising our investment are illiquid and fair value is not readily determinable. As of September 30, 2026, we have recognized a cumulative net loss of $200 related to our investment in Nuro due to observable transactions. The investment is included within long-term investments on the condensed consolidated balance sheets with a carrying value of $9,800 as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, we held additional investments in other entities through the Cultivate Next Fund. These additional investments are included within long-term investments on the condensed consolidated balance sheets with a carrying value of $38,384 and $35,484 as of September 30, 2026 and December 31, 2025, respectively.
6. Shareholders’ Equity
We have had a stock repurchase program in place since 2008. During the three months ended September 30, 2026 and 2025, we repurchased $109,998 and $686,508 of stock at an average price per share of $34.05 and $42.39, respectively. During the nine months ended September 30, 2026 and 2025, we repurchased $1,441,571 and $1,676,088 of stock at an average price of $34.32 and $47.74, respectively. As of September 30, 2026, we had $1,569,098 authorized for repurchasing shares of our common stock. All shares of common stock that we repurchase are immediately retired and not held as treasury stock.

Shares of common stock are netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased by us but are not part of publicly announced share repurchase programs. During the three months ended September 30, 2026 and 2025, these shares had a cost of $7,265 and $15,239, respectively. During the nine months ended September 30, 2026 and 2025, these shares had a cost of $56,662 and $48,558, respectively.
All share repurchase amounts presented above, including amounts authorized for repurchase, exclude applicable transaction fees and excise taxes.
7. Stock-Based Compensation
Pursuant to the 2022 Stock Incentive Plan, we grant stock options, stock-only stock appreciation rights ("SOSARs"), restricted stock units ("RSUs"), and performance stock units ("PSUs") to employees and non-employee directors. SOSARs and RSUs generally vest in two equal installments on the second and third anniversary of the grant date. PSUs generally vest on the third anniversary of the grant date and are subject to service, market, and performance vesting conditions, and the quantity of shares that vest will range from 0% to 300% of the targeted number of shares.
In response to the departure of our former Chief Executive Officer in August 2024, we granted retention RSUs to key executives. These awards have various vesting terms, and vest over one, two or three years from the grant date. During the nine months ended September 30, 2026 and 2025, expense recognized for the retention RSUs was $5,411 and $32,148, respectively. The impact of these employee retention awards is reflected in the tables below.
Total stock-based compensation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock-based compensation	$32,471	$19,195	$88,228	$95,334
Stock-based compensation, net of income taxes	$26,649	$15,383	$71,987	$78,919
Total capitalized stock-based compensation included in leasehold improvements, property and equipment, net on the condensed consolidated balance sheets	$620	$379	$1,859	$1,368
Excess tax benefit/(shortfall) on stock-based compensation recognized in provision for income taxes on the condensed consolidated statements of income and comprehensive income	$(684)	$(24)	$157	$11,563
SOSARs
A summary of SOSAR award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	10,598	$38.80	4.0	$53,211
Granted	3,525	38.43
Exercised	(1,002)	25.01
Forfeited	(853)	43.17
Outstanding, September 30, 2026	12,268	39.51	4.2	15,255
Exercisable, September 30, 2026	5,994	33.09	2.4	15,246
Vested and expected to vest, September 30, 2026	11,783	39.32	4.1	15,254

Non-Vested Stock Awards (RSUs)
A summary of RSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2026	3,643	$49.64
Granted	2,494	37.75
Vested	(1,623)	45.15
Forfeited	(376)	48.75
Outstanding, September 30, 2026	4,138	44.32
Vested and expected to vest, September 30, 2026	3,654	44.47
Non-Vested Performance Stock Awards (PSUs)
A summary of PSU award activity was as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding, January 1, 2026	2,088	$46.89
Granted	703	41.84
Vested	(758)	32.14
Forfeited	(162)	53.71
Outstanding, September 30, 2026	1,871	50.38
Vested and expected to vest, September 30, 2026*	1,036	43.35
*The vested and expected to vest total above represents outstanding base PSUs, adjusted for expected payout amounts in line with current and future estimated performance levels.
8. Income Taxes
The effective income tax rate for the three months ended September 30, 2026, was 25.6%, an increase from an effective income tax rate of 23.1% for the three months ended September 30, 2025. The increase was primarily due to an increase in nondeductible expenses and a reduction in tax credits.
The effective income tax rate for the nine months ended September 30, 2026, was 25.1%, an increase from an effective income tax rate of 23.5% for the nine months ended September 30, 2025. The increase was primarily driven by a reduction in tax benefits related to option exercises and equity vesting and an increase in nondeductible expenses.
During the three months ended June 30, 2026, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns filed for the tax year ended December 31, 2024. As of September 30, 2026, the IRS has not proposed any adjustments, and the examination has not resulted in any changes to the recognition or measurement of our income tax positions.

9. Leases
Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash paid for operating lease liabilities	$148,662	$131,416	$433,337	$386,076
Operating lease assets obtained in exchange for operating lease liabilities	$241,906	$255,915	$709,097	$595,080
Derecognition of operating lease assets due to terminations or impairment	$1,378	$722	$4,609	$1,542
10. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$339,874	$382,103	$1,046,245	$1,204,829
Shares:
Weighted-average number of common shares outstanding (for basic calculation)	1,265,427	1,335,000	1,280,337	1,344,824
Dilutive stock awards	2,276	4,522	2,538	5,335
Weighted-average number of common shares outstanding (for diluted calculation)	1,267,703	1,339,522	1,282,875	1,350,159
Basic earnings per share	$0.27	$0.29	$0.82	$0.90
Diluted earnings per share	$0.27	$0.29	$0.82	$0.89
The following stock awards were excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock awards subject to performance conditions	1,871	2,115	1,910	2,048
Stock awards that were antidilutive	7,372	4,234	7,874	3,893
Total stock awards excluded from diluted earnings per share	9,243	6,349	9,784	5,941
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
Shareholder Actions
As reported in previous SEC filings, Chipotle and several of its current and former executive officers are defendants in Michael Stradford v. Chipotle et. al., a purported shareholder class action in the U.S. District Court for the Central District of California, alleging that statements and omissions by Chipotle regarding portion sizes were materially false and misleading, resulting in the market price of Chipotle’s stock being artificially inflated during the claimed class period, as well as allegations regarding purportedly improper insider trading by the individual defendants in the case. The case seeks damages on behalf of the purported class in an unspecified amount, interest, an award of reasonable costs and attorneys’ fees, and other relief as determined to be appropriate by the court. On December 18, 2025, the court issued an order granting Chipotle’s motion to dismiss the first amended complaint, with leave to amend, and on January 20, 2026, plaintiffs filed a second amended complaint repeating substantially the same allegations as the original complaints. On August 17, 2026, the court granted Chipotle's motion to dismiss the second amended complaint with prejudice. Plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.
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
Accrual for Estimated Liability
In relation to various legal matters, we had an accrued legal liability balance of $26,389 and $11,438 included within accrued liabilities on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
12. Debt
As of September 30, 2026 and December 31, 2025, we had a $500,000 revolving credit facility with JPMorgan Chase Bank as administrative agent. Borrowings on the credit facility bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.125%, which is subject to increase based on changes in our total leverage ratio as defined in the credit agreement. We are also obligated to pay a commitment fee of 0.115% per year for unused amounts under the credit facility, which also may increase based on changes in our total leverage ratio. We are subject to certain covenants defined in the credit agreement, which include maintaining a total leverage ratio of less than 3.0x, maintaining a minimum consolidated fixed charge coverage ratio of 1.5x, and limiting us from incurring additional indebtedness in certain circumstances. We had no outstanding borrowings under the credit facility and were in compliance with all covenants as of September 30, 2026 and December 31, 2025, respectively.
13. Related Party Transactions
As of September 30, 2026, we owned approximately 11.9% of the common stock outstanding of Tractor. As we are a significant customer of Tractor and maintain board representation, we are accounting for our investment under the equity method. Accordingly, we have identified Tractor as a related party. We purchase product from the supplier for sale to guests in our restaurants. During the three months ended September 30, 2026 and 2025, purchases from the supplier were $15,990 and $14,138, respectively. During the nine months ended September 30, 2026 and 2025, purchases from the supplier were $44,879 and $39,120, respectively.

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
The following table presents selected financial information with respect to our single reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Food and beverage revenue	$3,196,815	$2,923,260	$9,454,863	$8,715,180
Delivery service revenue	15,141	14,136	46,282	45,090
U.S. segment total revenue	3,211,956	2,937,396	9,501,145	8,760,270

Less:
Food, beverage and packaging	941,532	877,386	2,793,270	2,557,936
Labor	828,727	740,769	2,435,836	2,187,297
Occupancy	173,806	153,503	506,943	449,426
Marketing	110,500	89,586	314,428	258,517
Other operating costs, excluding marketing	404,069	351,146	1,159,668	1,009,149
Depreciation and amortization	91,800	82,374	264,961	244,549
Other segment items(1)	22,566	19,066	67,466	48,557
U.S. segment income from operations	638,956	623,566	1,958,573	2,004,839

Reconciliation:
Corporate and other unallocated expenses(2)	(192,407)	(149,182)	(597,731)	(497,515)
Other income from operations(3)	5,415	2,788	13,780	8,155
Interest and other income, net	5,161	19,789	21,580	60,397
Total consolidated income before income taxes	$457,125	$496,961	$1,396,202	$1,575,876
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements about our expectation for elevated new equipment costs through 2027, our expectation to generate positive cash flow for the foreseeable future, our expectations for utilization of cash flow from operations, our ability to manage prices, risks and volatility in our supply chain, our plans for continuing share repurchases, and the period of time during which our cash and short-term investments will fund our operations. We use words such as “anticipate,” “believe,” “could,” “should,” “may,” “approximately,” “estimate,” “expect,” “intend,” “project,” “target,” "goal," and similar terms and phrases, including references to assumptions, to identify forward-looking statements. The forward-looking statements in this report are based on currently available operating, financial, and competitive information available to us as of the date of this filing and speak only as of the date they are made. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements, including but not limited to: wage inflation and state or local regulations mandating higher minimum wages; the competitive labor market, which impacts our ability to attract and retain qualified employees; the impact of any union organizing efforts and our responses to such efforts; increases in ingredient and other operating costs due to inflation, global conflicts, severe weather, our Food with Integrity philosophy, tariffs, or trade restrictions; intermittent supply shortages relating to our Food with Integrity philosophy, rapid expansion, limited time offerings, and supply chain disruptions; risks and impacts of food safety incidents and food-borne illnesses; our reliance on certain information technology systems and potential material failures, interruptions, or outages; risks that our investments in new technology and technological innovations may not generate returns; privacy and cybersecurity risks, including breaches, unauthorized access, theft, modification, destruction, or ransom of guest or employee personal or confidential information stored on our network or the network of third party providers; the impact of competition, including from sources outside the restaurant industry; the impact of government laws and regulations relating to our employees, employment practices, restaurant design and construction, and the sale of food or alcoholic beverages; our ability to achieve our planned growth, such as the costs and availability of suitable new restaurant sites, construction materials, and contractors and restaurant equipment; the expected costs and risks related to our international expansion, including through partner-operated restaurants in the Middle East, South Korea, and Mexico; our ability to achieve expected levels of comparable restaurant sales due to factors such as changes in guests' perceptions of our brand, including as a result of negative publicity or social media posts and decreased consumer spending or restaurant visits, or the inability to increase menu prices or realize the benefits of menu price increases; failure to meet market expectations for our financial performance or any announced guidance and the impact thereof; the potential impact of activist shareholder actions or tactics; failure to attract or retain key executive talent; the impact of our brand, marketing, promotional, advertising, and pricing strategies, digital platform and menu innovations; our reliance on third-party delivery services and the information technology infrastructure; and enforcement and litigation risks, including possible governmental actions and potential litigation related to food safety incidents, cybersecurity incidents, employment or privacy laws, advertising claims, contract disputes, or other matters. In addition, many of the foregoing risks and uncertainties are, or could be, exacerbated by any worsening of the global business and macroeconomic environment or developments in the rapidly evolving capabilities of artificial intelligence and other advanced technologies. These statements also are subject to other risk factors described from time to time in our SEC reports, including our annual report on Form 10-K and quarterly reports on Form 10-Q, all of which are available on the investor relations page of our website at ir.Chipotle.com.
As of September 30, 2026, we owned 4,146 Chipotle restaurants throughout the United States and 121 international Chipotle restaurants. Additionally, we had 20 international partner-operated restaurants. We manage our U.S. operations based on 12 regions and aggregate our operations to one reportable segment.
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

Third Quarter 2026 Financial Highlights, year-over-year:
•Total revenue increased 9.6% to $3.3 billion
•Comparable restaurant sales increased 2.1%
•Diluted earnings per share was $0.27, a 6.9% decrease from $0.29
Sales Trends. Comparable restaurant sales increased 2.1% for the three months ended September 30, 2026. The increase is attributable to a 1.3% increase in average check and a 0.8% increase in transactions. Comparable restaurant sales represent the change in period-over-period total revenue for company-owned restaurants in operation for at least 13 full calendar months. Digital sales represented 38.8% of total food and beverage revenue for the three months ended September 30, 2026, an increase from 36.7% for the three months ended September 30, 2025.
We believe these results reflect the success of our Recipe for Growth strategy (as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025) and related initiatives against the dynamic consumer environment that has persisted in 2026. In July, we began experiencing low-single-digit headwinds to our comparable restaurant sales trends that we believe were tied to that environment, including recent U.S. food safety concerns and geopolitical developments. While these headwinds worsened over the next several weeks, by the end of August our comparable restaurant sales trends returned to levels generally consistent with those observed before these disruptions.
Restaurant Development. During the three months ended September 30, 2026, we opened 84 company-owned restaurants, which included 53 restaurants with a Chipotlane.
Partner-Operated Restaurants. During the three months ended September 30, 2026, we entered three new markets, Mexico, Saudi Arabia, and South Korea, with the opening of our first partner-operated restaurant in each market. In total, we opened five partner-operated restaurants during the quarter.
Restaurant Activity
The following table details company-owned restaurant unit data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Beginning of period	4,186	3,839	4,042	3,726
Openings	84	84	233	202
Permanent closures	-	(4)	(4)	(8)
Relocations	(3)	(3)	(4)	(4)
Total at end of period	4,267	3,916	4,267	3,916
The following table details partner-operated restaurant unit data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Beginning of period	15	5	14	3
Openings	5	2	6	4
Total at end of period	20	7	20	7
Results of Operations
Our results of operations as a percentage of total revenue and period-over-period changes are discussed in the following section.

Revenue

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Food and beverage revenue	$3,277.9	$2,989.3	9.7%	$9,683.5	$8,896.8	8.8%
Delivery service revenue	15.2	14.2	7.3%	46.5	45.3	2.8%
Total revenue	$3,293.2	$3,003.4	9.6%	$9,730.0	$8,942.1	8.8%
Average restaurant sales(1)	$3.106	$3.132	(0.8%)	$3.106	$3.132	(0.8%)
Comparable restaurant sales increase/(decrease)	2.1%	0.3%		1.6%	(1.4%)
Transactions	0.8%	(0.8%)		0.8%	(2.7%)
Average check	1.3%	1.1%		0.8%	1.3%
Menu price increase	2.7%	2.1%		1.7%	2.3%
Check mix	(1.4%)	(1.0%)		(0.9%)	(1.0%)
(1)Average restaurant sales refers to the average trailing 12-month food and beverage revenue for company-owned restaurants in operation for at least 12 full calendar months.
The following is a summary of the change in restaurant sales for the period indicated:

	Three months ended	Nine months ended
	(dollars in millions)
For the period ended September 30, 2025	$3,003.4	$8,942.1
Change from:
Comparable restaurant sales	62.8	142.6
Restaurants not yet in comparable base opened in 2026	122.4	202.5
Restaurants not yet in comparable base opened in 2025	113.0	466.9
Closures	(9.6)	(28.5)
Other	1.2	4.4
For the period ended September 30, 2026	$3,293.2	$9,730.0
Food, Beverage and Packaging Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Food, beverage and packaging	$972.4	$902.4	7.7%	$2,879.3	$2,626.8	9.6%
As a percentage of total revenue	29.5%	30.0%	(0.5%)	29.6%	29.4%	0.2%
Food, beverage and packaging costs decreased 0.5% as a percentage of total revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was driven by a 0.8% benefit from menu price increases, 0.5% from tariff relief, and 0.3% from a favorable limited-time offer mix. These benefits were partially offset by 0.7% of inflation, primarily from beef and freight, and 0.4% from higher protein usage.
Food, beverage and packaging costs increased 0.2% as a percentage of total revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by 0.7% of inflation, primarily from beef and freight, and 0.3% from higher protein usage. These increases were partially offset by a 0.5% benefit from menu price increases, and 0.2% from tariff relief.

Labor Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Labor costs	$847.5	$756.7	12.0%	$2,489.4	$2,231.2	11.6%
As a percentage of total revenue	25.7%	25.2%	0.5%	25.6%	25.0%	0.6%
Labor costs increased 0.5% as a percentage of total revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by 0.4% from lower average restaurant sales volumes, 0.4% from wage inflation and performance-based bonuses, 0.3% from additional restaurant labor supporting operational execution, including promotional activity, and 0.1% from insurance-related costs. These increases were partially offset by a 0.7% benefit from menu price increases.
Labor costs increased 0.6% as a percentage of total revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by 0.4% from wage inflation and performance-based bonuses, 0.2% from lower average restaurant sales volumes, and 0.3% from additional restaurant labor supporting operational execution. These increases were partially offset by a 0.4% benefit from menu price increases.
Occupancy Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Occupancy costs	$179.4	$158.3	13.3%	$523.5	$462.4	13.2%
As a percentage of total revenue	5.4%	5.3%	0.1%	5.4%	5.2%	0.2%
Occupancy costs increased 0.1% as a percentage of total revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to 0.2% of expense associated with new restaurants.
Occupancy costs increased 0.2% as a percentage of total revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to 0.2% of expense associated with new restaurants.
Other Operating Costs

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Other operating costs	$525.7	$450.4	16.7%	$1,506.1	$1,294.3	16.4%
As a percentage of total revenue	16.0%	15.0%	1.0%	15.5%	14.5%	1.0%
Other operating costs increased 1.0% as a percentage of total revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by elevated costs across several items, most notably a 0.4% increase in marketing and promotional activities, 0.2% in delivery, 0.1% in maintenance and 0.1% in utilities.
Other operating costs increased 1.0% as a percentage of total revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by elevated costs across several items, most notably a 0.4% increase in marketing and promotional activities, 0.1% in utilities and 0.1% in delivery.

General and Administrative Expenses

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
General and administrative expenses	$185.2	$146.7	26.2%	$579.4	$491.7	17.8%
As a percentage of total revenue	5.6%	4.9%	0.7%	6.0%	5.5%	0.5%
The following is a summary of the change in general and administrative expenses for the period indicated:

	Three months ended	Nine months ended
	(dollars in millions)
For the period ended September 30, 2025	$146.7	$491.7
Change from:
Performance bonuses	6.8	23.5
Conferences, primarily biennial All Managers’ Conference	0.6	21.0
Stock-based compensation, excluding August 2024 retention awards	20.3	20.9
Wages	4.5	15.7
Legal contingencies	1.5	13.8
Restructuring	-	7.0
Outside services related to corporate initiatives	6.6	6.8
Stock-based compensation, August 2024 retention awards	(6.5)	(26.7)
Other	4.7	5.7
For the period ended September 30, 2026	$185.2	$579.4
Depreciation and Amortization

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Depreciation and amortization	$102.6	$90.5	13.4%	$297.7	$268.7	10.8%
As a percentage of total revenue	3.1%	3.0%	0.1%	3.1%	3.0%	0.1%
Depreciation and amortization increased 0.1% as a percentage of total revenue for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily due to increased depreciation expense associated with new restaurants partially offset by the benefit of menu price increases.
Impairment, Closure Costs, and Asset Disposals

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Impairment, closure costs, and asset disposals	$13.3	$7.4	79.0%	$36.9	$19.0	93.7%
As a percentage of total revenue	0.4%	0.2%	0.2%	0.4%	0.2%	0.2%
Impairment, closure costs, and asset disposals increased in dollar terms for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily due to charges associated with the replacement of restaurant assets and, to a lesser extent, increased impairment of operating lease assets and leasehold improvements in the current period.

Interest and Other Income, Net

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Interest and other income, net	$5.2	$19.8	(73.9%)	$21.6	$60.4	(64.3%)
As a percentage of total revenue	0.2%	0.7%	(0.5%)	0.2%	0.7%	(0.5%)
Interest and other income, net decreased in dollar terms for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily due to a decrease in interest income resulting from lower balances of interest-bearing securities.
Provision for Income Taxes

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2026	2025	change	2026	2025	change
	(dollars in millions)			(dollars in millions)
Provision for income taxes	$117.3	$114.9	2.1%	$350.0	$371.0	(5.7%)
Effective income tax rate	25.6%	23.1%	2.5%	25.1%	23.5%	1.6%
The effective income tax rate increased 2.5% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by a 1.8% increase in nondeductible expenses and a 0.5% reduction in tax credits.
The effective income tax rate increased 1.6% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by a 0.7% reduction in tax benefits related to option exercises and equity vesting, a 0.6% increase in nondeductible expenses, and a 0.2% increase in other discrete income tax items.
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
Liquidity and Capital Resources
Cash and Investments
As of September 30, 2026, we had a cash and marketable investments balance of $893.7 million, non-marketable investments of $109.2 million, and restricted cash of $35.8 million. After funding the current operations in our restaurants and support centers, the first planned use of our cash flow from operations is to provide capital for the continued investment in new restaurant construction. In addition to continuing to invest in our restaurant expansion, we expect to utilize cash flow from operations to: invest in, maintain, and refurbish our existing restaurants; repurchase additional shares of our common stock subject to market conditions; and for general corporate purposes. As of September 30, 2026, we had $1.6 billion remaining under our share repurchase authorizations.

Borrowing Capacity
As of September 30, 2026, we had $500.0 million of undrawn borrowing capacity under a revolving credit facility.
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
Cash Flows
Cash provided by operating activities was $1.9 billion for the nine months ended September 30, 2026, compared to $1.7 billion for the nine months ended September 30, 2025. The increase was primarily due to timing of tax-related payments, and to a lesser extent other changes in non-tax operating assets and liabilities.
Cash used in investing activities was $121.2 million for the nine months ended September 30, 2026, compared to cash used in investing activities of $7.3 million for the nine months ended September 30, 2025. The change was primarily due to increased capital expenditures of $171.7 million, mainly related to costs associated with new restaurant development and the purchase of new equipment for existing restaurants. We expect continued elevated costs associated with purchases of new equipment for existing restaurants through 2027. This was partially offset by a $49.6 million increase in maturities of investments.
Cash used in financing activities was $1.5 billion for the nine months ended September 30, 2026, compared to $1.7 billion for the nine months ended September 30, 2025. The change was primarily due to decreased repurchases of common stock of $218.8 million.
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

Changing Interest Rates
We are exposed to interest rate risk through interest rate fluctuations on our investments. As of September 30, 2026, we had $1.0 billion in cash and cash equivalents, current and long-term investments, and restricted cash, of which the majority are interest bearing. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2026 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 11. "Commitments and Contingencies" in our condensed consolidated financial statements included in Item 1. “Financial Statements.”
ITEM 1A. RISK FACTORS
For a description of risk factors that could impact our business, including risks and uncertainties related to consumer sentiment and changes in discretionary spending; changes in the costs of ingredients and restaurant equipment, including from tariffs, trade sanctions or taxes; competitive market conditions; and macroeconomic and geopolitical conditions, see Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025. We have had no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the third quarter of 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Purchased 7/1 through 7/31	3,036,560	$34.13	2,988,338	$1,577,098,071
Purchased 8/1 through 8/31	401,891	33.08	241,870	$1,569,098,163
Purchased 9/1 through 9/30	-	-	-	$1,569,098,163
Total	3,438,451	$34.05	3,230,208
(1)Total shares purchased include 208,243 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards.
(2)The average price paid per share figures disclosed herein relate only to the shares purchased as part of our publicly announced repurchase program.
(3)There is no expiration date for this program. The authorization to repurchase shares will end when we have repurchased the maximum amount of shares authorized, or we have determined to discontinue such repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Adoption or Termination of 10b5-1 Trading Plans
During the quarter ended September 30, 2026, no Section 16 officer, as defined in Rule 16a-1(f) of the Exchange Act, or director adopted, modified, or terminated a written trading plan for the purchase or sale of Chipotle’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Exchange Act), other than Scott Boatwright, our Chief Executive Officer, who terminated on July 28, 2026 a trading plan adopted on February 6, 2026 for the sale of up to 100,000 shares of Chipotle's common stock, subject to certain conditions, from May 8, 2026, at the earliest, until December 31, 2026, at the latest. This plan was intended to satisfy the affirmative defense of Rule 10b5-1(c).

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

CHIPOTLE MEXICAN GRILL, INC.

By:	/s/ Matthew R. Bush
Name:	Matthew R. Bush
Title:	Vice President, Controller (principal accounting officer and duly authorized signatory for the registrant)
Date: October 28, 2026